Form 10-K
period 2012-12-31
Zoetis Inc.
filed 2013-03-28
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012 Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from to
Commission File Number: 001-35797

Zoetis Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-0696167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Giralda Farms, Madison, NJ	07940
(Address of principal executive offices)	(Zip Code)
(973) 660-7491
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant completed the initial public offering of its Class A common stock on February 6, 2013. There was no public market for the registrant’s Class A common stock or Class B common stock as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. At March 22, 2013, there were 99,015,000 shares of Class A common stock and 400,985,000 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. We market a diverse range of products across four regions: the United States, Europe/Africa/Middle East, Canada/Latin America and Asia/Pacific; eight core species: the livestock species of cattle, swine, poultry, sheep and fish, and the companion animal species of dogs, cats and horses; and five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceutical products. For more than 60 years, as a business unit of Pfizer Inc. (Pfizer), we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We were incorporated in Delaware in July 2012. The address of our principal executive offices is currently 5 Giralda Farms, Madison, New Jersey 07940. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries after giving effect to the transactions described below under “Recent Developments.” In addition, unless the context requires otherwise, references to “Pfizer” in this 2012 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries other than Zoetis and Zoetis’s subsidiaries. Unless the context requires otherwise, statements relating to our history describe the history of Pfizer’s animal health business unit, although it is important to note that the net assets, operations and cash flows of Zoetis are not the same as the historical net assets, operations and cash flows of Pfizer's animal health operating segment, and, therefore, the historical financial results of Pfizer's animal health business unit should not be relied upon as indicative of the performance of Zoetis.
On February 6, 2013, an initial public offering (IPO) of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. As of the date of this 2012 Annual Report, Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock, other than with respect to the election of directors, and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors. On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange (NYSE) under the symbol “ZTS.” Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering (senior notes offering) and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We did not receive any of the proceeds from the IPO. We paid an amount of cash equal to substantially all of the net proceeds that we received in the senior notes offering to Pfizer prior to the completion of the IPO. In addition, immediately prior to the completion of the IPO, we and Pfizer entered into certain agreements that provide a framework for our ongoing relationship with Pfizer. We refer to the transactions to separate our business from Pfizer, as described here and elsewhere in this 2012 Annual Report, as the “Separation.” For additional information, see Notes to Combined Financial Statements—Note 19. Subsequent Events, as well as Recent Developments below.
Operating Segments
The animal health medicines and vaccines market is characterized by meaningful differences in customer needs across different regions. This is due to a variety of factors, including:

•	economic differences, such as standards of living in developed markets as compared to emerging markets;

•	cultural differences, such as dietary preferences for different animal proteins, pet ownership preferences and pet care standards;

•	epidemiological differences, such as the prevalence of certain bacterial and viral strains and disease dynamics;

•	treatment differences, such as utilization of different types of medicines and vaccines, in particular high-technology products;

•	environmental differences, such as seasonality, climate and the availability of arable land and fresh water; and

•	regulatory differences, such as standards for product approval and manufacturing.
As a result of these differences, among other things, we organize and operate our business in four segments: the United States, Europe/Africa/Middle East, Canada/Latin America and Asia/Pacific. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers so that we can capitalize on local trends and customer needs. Our operating segments are:

•	United States with revenues of $1,776 million that were 41% of total revenues for the year ended December 31, 2012.

•
Europe/Africa/Middle East with revenues of $1,096 million that were 25% of total revenues for the year ended December 31, 2012. Key developed markets in this segment include the United Kingdom, Germany and France. Key emerging markets in this segment include Russia, Turkey and South Africa.

•
Canada/Latin America with revenues of $769 million that were 18% of total revenues for the year ended December 31, 2012. The developed market in this segment is Canada. Key emerging markets in this segment include Brazil and Mexico.

•
Asia/Pacific with revenues of $695 million that were 16% of total revenues for the year ended December 31, 2012. Key developed markets in this segment include Australia, Japan, New Zealand and South Korea. Key emerging markets in this segment include India and China.

For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, as well as significant acquisitions that Pfizer completed in recent years, see Management's Discussion and Analysis of Financial Condition and Results of

1 |

Operations and Notes to Combined Financial Statements—Note 17A. Segment, Geographic and Other Revenue Information—Segment Information.
Products
Since the inception of our business, we have focused on developing a broad portfolio of animal health products. We refer to a single product brand in all of its dosage forms for all species as a product line. We have comprehensive product lines for both livestock and companion animals across each of our major product categories.
Our major product categories are:

•	anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;

•	vaccines: biological preparations that prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;

•	parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;

•	medicated feed additives: products added to animal feed that provide medicines, nutrients and probiotics to livestock; and

•	other pharmaceutical products: complementary products, such as pain and sedation, oncology and antiemetic products.
Our remaining revenues are derived from other product categories, such as nutritionals and agribusiness, as well as products in complementary areas, including diagnostics, genetics, devices and services such as dairy data management, e-learning and professional consulting. We believe many of these complementary areas represent potential growth opportunities for our business to expand in the future.
Historically, a substantial portion of our products and revenues have been the result of brand lifecycle development. For example, the first product in our Ceftiofur line was an anti-infective approved for treating Bovine Respiratory Disease in cattle that was administered via intramuscular injection. Through follow-on studies and reformulations, we have expanded the product line into additional cattle claims and administration routes, as well as other species and regions. Several products in the line provide a full course of therapy in one injection. The Ceftiofur product line currently includes the brands Excede, Excenel and Naxcel.
In addition to brand lifecycle development, we also pursue the development of new chemical and biological entities through new product research and development (R&D) as part of our growth strategies. Examples of our first-in-class or best-in-class products that we have launched in the past ten years and products that we believe may represent platforms for future brand lifecycle development include:

•	Draxxin, a novel antibiotic for livestock that delivers a full course of therapy in one dose, launched in 2003;

•
Inforce, the first and only respiratory vaccine for cattle that prevents respiratory disease caused by bovine respiratory syncytial virus (BRSV) while also aiding in the prevention of infectious bovine rhinotracheitis (IBR) and parainfluenza3 (PI3), launched in 2010;

•	Improvac/Improvest, the only product that reduces boar taint in male swine without surgical castration, launched in 2004 in Australia and New Zealand and in 2011 in the United States;

•	Convenia, the first single-injection anti-infective for common bacterial skin infections in cats and dogs, launched in 2006; and

•	Palladia, the first drug to be approved by the FDA for treating cancer in dogs, launched in 2009.
We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first equine vaccine for West Nile Virus in the U.S. and European Union and the first swine vaccine for Pandemic H1N1 Influenza Virus in the U.S.
Our livestock products primarily prevent or treat diseases and conditions to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important growth drivers for our livestock products in three major ways. First, as population grows and standards of living rise, there is increased demand for improved nutrition, particularly animal protein. Second, population growth leads to increased natural resource constraints driving a need for enhanced productivity. And, finally, as standards of living improve, there is increased focus on food safety. Livestock products represented approximately 65% of our revenues for the year ended December 31, 2012.
Our companion animal products improve the quality of and extend the life of pets, increase convenience and compliance for pet owners and help veterinarians improve the quality of care they provide. Growth in the companion animal medicines and vaccines sector is driven by economic development and related increases in disposable income, increasing pet ownership, companion animals living longer, increasing medical treatment of companion animals and advances in animal health medicines and vaccines. Companion animal products represented approximately 35% of our revenues for the year ended December 31, 2012.
In 2012, our top selling product line, the Ceftiofur line, contributed approximately 7% of our revenues. The Ceftiofur line and our next two top selling products, Revolution and Draxxin, contributed approximately 20% of our revenues. Our top ten product lines contributed 39% of our revenues. Our product lines and products that represented approximately 1% or more of our revenues in 2012 include:

2 |

Livestock products

Product line/ product	Description	Primary species

Anti-infectives
Aureomycin	Provides livestock producers treatment and convenience against a wide range of respiratory, enteric and reproductive diseases	Cattle, poultry, sheep, swine
BMD	Aids in preventing and controlling enteritis, thereby increasing rate of weight gain and improving feed efficiency	Cattle, poultry, swine
Ceftiofur line
Broad-spectrum cephalosporin antibiotic active against gram-positive and gram-negative bacteria, including ß-lactamase-producing strains, with some formulations producing a single course of therapy in one injection
Cattle, sheep, swine
Draxxin	Single-dose low-volume antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine kerato conjunctivitis and bovine foot rot	Cattle, swine
Lincomycin line
Aids in preventing and treating Chronic Respiratory Disease associated with mycoplasma and coliform infections in growing chickens and for the treatment of swine dysentery (bloody scours) associated with Brachyspira (Serpulina) hyodysenteriae
Swine, poultry
Spectramast	Aids in preventing and treating mastitis, delivered via intramammary administration. Same active ingredient as the Ceftiofur line	Cattle
Terramycin	Antibiotic for the treatment of susceptible infections	Cattle, poultry, sheep, swine

Vaccines
Bovishield line
Aids in preventing diseases, including infectious bovine rhinotracheitis (IBR), bovine viral diarrhea (BVD, Types 1 and 2), parainfluenza3 (PI3) virus and bovine respiratory syncytial virus (BRSV), Leptospira borgpetersenii, L. pomona, L. grippotyphosa, L. canicola and L. icterohaemorrhagiae, depending on formulation
Cattle
Improvac / Improvest	Vaccination to reduce boar taint, as an alternative to surgical castration	Swine
RespiSure line	Aids in preventing chronic pneumonia caused by Mycoplasma hyopneumoniae	Swine
Rispoval line	Aids in preventing three key viruses involved in cattle pneumonia-BRSV, PI3 and BVD-as well as other respiratory diseases, depending on formulation	Cattle

Parasiticides
Cydectin	Injectable or pour-on endectocide to treat and control internal and external cattle parasites, including gastrointestinal roundworms, lungworms, cattle grubs, mites and lice	Cattle, sheep
Dectomax	Injectable or pour-on endectocide, characterized by extended duration of activity, for the treatment and control of internal and external parasite infections	Cattle, swine

Other
Eazi-Breed CIDR	Progesterone-releasing device for the control of the estrus cycle	Cattle, sheep
Embrex devices	Devices for enhancing hatchery operations efficiency through in ovo detection and vaccination	Poultry
Lutalyse	For estrus control or in the induction of parturition or abortion	Cattle, swine
Orbeseal / Teatseal	Non-antibiotic intramammary infusion that prevents new intramammary infections in dairy cattle	Cattle

3 |

Companion animal products

Product line/ product	Description	Primary species

Anti-infectives
Clavamox / Synulox	A broad-spectrum antibiotic and the first and only potentiated penicillin approved for use in dogs and cats	Cats, dogs
Convenia	Anti-infective for the treatment of common bacterial skin infections that provides a course of treatment in a single injection	Cats, dogs
Terramycin	Antibiotic for the treatment of susceptible ophthalmic infections	Cats, dogs, horses

Vaccines
Vanguard 4-way Lepto	Compatible with Vanguard High Titer and protects against leptospirosis caused by Leptospira canicola, L. grippotyphosa, L. icterohaemorrhagiae and L. pomona	Dogs
Vanguard High Titer
Aids in preventing canine distemper caused by canine distemper virus, infectious canine hepatitis caused by canine adenovirus type 1, respiratory disease caused by canine adenovirus type 2, canine parainfluenza caused by canine parainfluenza virus and canine parvoviral enteritis caused by canine parvovirus
Dogs

Parasiticides
Revolution / Stronghold	An antiparasitic for protection against fleas, heartworm and ear mites in cats and dogs; canine sarcoptic mites and American ticks for dogs and roundworms and hookworms for cats	Cats, dogs

Other
Cerenia	An oral medication that prevents vomiting due to motion sickness in dogs	Dogs
Rimadyl	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs
International Operations
We directly market our products in approximately 70 countries across North America, Europe, Africa, Asia, Australia and Latin America, and our products are sold in more than 120 countries. Revenues from operations outside of the U.S. accounted for 59% of our total revenues for the year ended December 31, 2012. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and India, emerging markets contributed 26% of our revenues for the year ended December 31, 2012.
Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, among other things, currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. See Item 1A. Risk Factors— Risks related to our international operations.
Sales and Marketing
Our sales organization includes sales representatives and technical and veterinary operations specialists, as well as contracts with distributors in markets where we do not have a direct commercial presence. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
Our sales representatives visit our customers, including veterinarians and livestock producers, to inform, promote and sell our products and services. Our technical and veterinary operations specialists provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use, and generally have advanced veterinary medicine degrees. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including through the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to human health. As of December 31, 2012, our sales organization consisted of approximately 3,300 employees.
Our livestock and companion animal products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through local agricultural and farming retail outlets, pharmacies and pet stores. We also market our products by advertising to veterinarians, livestock producers and pet owners.
Customers
We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork, poultry and aquaculture operations, and to veterinarians, third-party veterinary distributors and retail outlets that typically then sell the products to livestock producers. We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. Our two largest customers, both distributors, represented approximately 9% and 6%, respectively, of our revenues for the year ended December 31, 2012 and no other customer represented more than 4% of our revenues for the same period.

4 |

Research and Development
Our research and development operations are comprised of our dedicated veterinary medicine research and development organization, research alliances and other operations focused on the development of our products. We spent $409 million in 2012, $427 million in 2011 and $411 million in 2010 on research and development.
While the development of new chemical and biological entities through new product R&D continues to play an important role in our growth strategies, the majority of our R&D investment is focused on brand lifecycle development. New product R&D leverages discoveries of agribusiness, academia, and other pharmaceutical and biotechnology R&D organizations. Our brand lifecycle development leverages our existing product portfolio to expand our product lines by adding new species or claims, achieving approvals in new countries and creating new combinations and reformulations. Our ability to leverage both the discoveries of other industries and of our existing R&D generally leads to a cost-effective, efficient, sustainable and more predictable R&D process. In addition, our other R&D activities include the development of branded generic products, genetics and diagnostics, as well as biodevices and engineering investments for in ovo applications.
We prioritize our R&D spending on an annual basis with the goal of transparency and alignment of research and business objectives and do not disaggregate our R&D operations by research stage or by therapeutic area for purposes of managing our business. Instead, we allocate capital based on return on investment criteria, taking into account customer needs, revenues and profitability potential, the probability of technical and regulatory success, and timing of launch. A centralized portfolio management function links development plans with financial systems to build a comprehensive view of the status of project progression and spend without a focus on spending by research stage or by therapeutic area. This comprehensive view facilitates our ability to set targets for project timing and goals for investment efficiency.
Prior to the IPO, we entered into a R&D collaboration and license agreement with Pfizer pursuant to which we will maintain access to Pfizer's proprietary compound library and database to develop new products, subject to certain restrictions. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Research and development collaboration and license agreement. In addition, we intend to explore opportunities to enter into collaboration agreements and external alliances with other parties.
As of December 31, 2012, we employed approximately 1,000 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Melbourne, Australia; Louvain-la-Neuve, Belgium; Guarulhos, Brazil; Jilin, China; Olot, Spain and San Diego, CA; Charles City, IA and Lincoln, NE in the U.S. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintained R&D operations in Zaventem, Belgium; São Paulo, Brazil; Victoria, British Columbia, Canada; Mumbai and New Delhi, India; and College Park, MD and Durham, NC in the U.S. As part of the Separation, Pfizer conveyed to us its interest in each of these R&D facilities, with the exception of our Mumbai, India facility, which we expect Pfizer to transfer to us for agreed upon cash consideration, and, in the interim, we will lease the facility from Pfizer. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Mumbai, India interim lease agreement. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents.
Many of our research programs involve an external partnership, often with funding from a non-governmental organization or a government grant. We are generally responsible for providing technical direction and supplemental direct and indirect expertise in, as well as investment for, such external partnerships. Depending on the nature of the agreement, we may act as the commercialization partner for discoveries that originate during the period of collaborative research, or we may own or have exclusive rights to any intellectual property that enables the development of proprietary products or models.
Manufacturing and Supply Chain
Prior to the Separation, our products were manufactured at both sites operated by Pfizer and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs.
In connection with the Separation, Pfizer transferred 29 manufacturing sites to us. These 29 sites consist of all of the sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured animal health products. We refer to these 29 sites as our global manufacturing network. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Master manufacturing and supply agreements.
Our global manufacturing network utilizes centralized oversight of a system of 13 “anchor” and 16 “satellite” manufacturing sites to maximize cost efficiencies.

5 |

Our global manufacturing network is comprised of the following sites:

Anchor Sites		Satellite Sites
Site	Location	Site	Location
Catania	Italy	Campinas	Brazil
Charles City	Iowa, U.S.	Durham	North Carolina, U.S.
Chicago Heights	Illinois, U.S.	Eagle Grove	Iowa, U.S.
Guarulhos*	Brazil	Hannibal	Missouri, U.S.
Haridwar	India	Hsinchu	Taiwan
Jilin**	China	Laurinburg	North Carolina, U.S.
Kalamazoo***	Michigan, U.S.	Longmont	Colorado, U.S.
Lincoln	Nebraska, U.S.	Medolla	Italy
Louvain-la-Neuve	Belgium	Salisbury	Maryland, U.S.
Melbourne	Australia	San Diego	California, U.S.
Olot	Spain	Shenzhou	China
Suzhou	China	Van Buren	Arkansas, U.S.
Willow Island	West Virginia, U.S.	Victoria	British Columbia, Canada
		Wellington	New Zealand
		White Hall	Illinois, U.S.
		Yantai	China

*
This site is owned by us and leased back to Pfizer, pursuant to an arrangement by which Pfizer operates the manufacturing operations at the site for a period of time. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Brazil lease agreements.

**	This site is operated by the Jilin Pfizer Guoyuan joint venture.

***
Prior to the Separation, Pfizer's manufacturing site in Kalamazoo manufactured both human health and animal health products. Since the Separation, we own the portions of this site that predominantly manufacture animal health products and Pfizer owns the portions of this site that predominantly manufacture human health products.

Ownership of these facilities was conveyed to us by Pfizer as part of the Separation, with the exception of our facilities in Hannibal, Missouri, Medolla, Italy and San Diego, California, which are leased sites. The leasehold interests in these sites were conveyed to us by Pfizer as part of the Separation.
In addition to our global manufacturing network, Pfizer continues to manufacture products for us at 14 Pfizer sites located in 13 countries pursuant to a master manufacturing and supply agreement. Included in these 14 Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a period of time. These 14 Pfizer sites consist of sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured human health products. The decision to continue manufacturing our products at Pfizer sites will be reevaluated in the future based on several factors, including manufacturing costs and the needs of our business. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Master manufacturing and supply agreements.
The Pfizer sites that continue to manufacture products for us are listed in the table below. All of these sites are owned by Pfizer with the exception of the Guarulhos, Brazil facility which is owned by us and leased back to Pfizer.

Site	Location
Amboise	France
Andover	Massachusetts, U.S.
Ascoli	Italy
Cairo	Egypt
El Jadida	Morocco
Guarulhos*	Brazil
Istanbul	Turkey
Jakarta	Indonesia
Kalamazoo**	Michigan, U.S.
Nagoya	Japan
Puurs	Belgium
Ringaskiddy	Ireland
Valencia	Venezuela
West Ryde	Australia

6 |

*
This site is owned by us and leased back to Pfizer, pursuant to an arrangement by which Pfizer operates the manufacturing operations at the site for a period of time. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Brazil lease agreements.

**
Prior to the Separation, Pfizer's manufacturing site in Kalamazoo manufactured both human health and animal health products. Since the Separation, we own the portions of this site that predominantly manufacture animal health products and Pfizer owns the portions of this site that predominantly manufacture human health products.

Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2012, this network was comprised of approximately 200 CMOs, including those centrally managed as well as local CMOs.
We select CMOs based on capacity and financial efficiency analyses, and our regional and global manufacturing teams seek to ensure that all of the CMOs we use adhere to our standards of manufacturing quality and are regularly audited.
We purchase certain raw materials necessary for the commercial production of our products from a variety of third-party suppliers. We utilize distributors as a part of our global supply chain, primarily for shipping and logistics support.
We intend to continue our efficiency improvement programs in our manufacturing and supply chain organization, including Six Sigma and Lean capabilities, which are processes intended to improve manufacturing efficiency. We have strong globally managed and coordinated quality control and quality assurance programs in place at our global manufacturing network sites, and we regularly inspect and audit our global manufacturing network and CMO sites.
Competition
Although our business is the largest based on revenues in the animal health medicines and vaccines industry, we face competition in the regions and sectors in which we compete. Principal drivers of competition vary depending on the particular region, species, product category and individual product, and include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers.
Our primary competitors include animal health medicines and vaccines companies such as Merck Animal Health, the animal health division of Merck & Co., Inc. (formerly known as Intervet/Schering-Plough); Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; and Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH. In addition, we compete with hundreds of other animal health product producers throughout the world.
The level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the U.S. However, there is no large, well-capitalized company focused on generic animal health products that exists as a global competitor in the industry. The reasons for this include the smaller average market size of each product opportunity, the importance of direct distribution and education to veterinarians and livestock producers and the primarily self-pay nature of the business. In addition, companion animal health products are often directly prescribed and dispensed by veterinarians.
Our livestock products tend to experience lower generic competition than our companion animal products for several reasons:

•
livestock producers tend to be loyal to medicines and vaccines that have been demonstrated to be efficacious; as medicines and vaccines are a small portion of a livestock producer's total production costs and ineffective medicines and vaccines could result in the loss of animals, causing disproportionate harm to such producer's investment. Therefore, we believe that livestock producers value brand name medicines and vaccines and are reluctant to try alternatives to methods that have already been proven to be reliably effective;

•
the economic benefits of our livestock medicines and vaccines are easier to measure because livestock production success can be measured solely in economic terms, with the goal of livestock medicines and vaccines tied to better food production; and

•	the success of medicines and vaccines used on livestock is generally observed more quickly.
The importance of quality and safety concerns to pet owners, veterinarians and livestock producers also contributes to animal health brand loyalty. As a result, we believe that significant brand loyalty to products often continues after the loss of patent-based and regulatory exclusivity.
Intellectual Property
Our technology, brands and other intellectual property are important elements of our business. We rely on patent, trademark, copyright and trade secret laws, as well as regulatory exclusivity periods and non-disclosure agreements to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, as appropriate.
Our product portfolio enjoys the protection of approximately 4,000 granted patents and 2,000 pending patent applications, filed in more than 60 countries, with concentration in our major market countries as well as other countries with strong patent systems, such as Australia, Brazil, Canada, Europe, Japan and the U.S. Many of the patents and patent applications in our portfolio are the result of our own and Pfizer's work, while other patents and patent applications in our portfolio were at least partially developed by, and are licensed to us, by third parties.
Patents for individual products extend for varying periods depending on the date of the patent filing or grant and the legal term of patents in the countries where such patents are obtained. Several patents cover the Ceftiofur product line, including formulation and use patents that begin expiring in the U.S. in 2015, with others extending until 2024. Draxxin and Convenia are covered by patents in the U.S. with terms that expire in 2021 and 2023, respectively. The compound patent on doramectin, which is the active ingredient in Dectomax, an antiparasitic, has expired in

7 |

all regions; however, process patents and the injectable formulation patent for this product do not expire in the U.S. until 2020 and 2016, respectively. The compound patent on selamectin, which is active in Revolution, a parasiticide, expires in the U.S., Canada and Europe in 2014.
Additionally, many of our vaccine products are based on proprietary master seeds and proprietary or patented adjuvant formulations. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, including by seeking to require our employees, consultants, advisors and partners to enter into confidentiality agreements and other arrangements upon the commencement of their employment or engagement.
In order to facilitate the Separation and allow Pfizer and our operations to continue with minimal interruption, Pfizer has licensed to us the right to use certain intellectual property rights in the animal health field. We license to Pfizer the right to use certain of our trademarks and substantially all of our other intellectual property rights in the human health field and all other fields outside of animal health. In addition, Pfizer granted us a transitional license to use certain of Pfizer's trademarks and we granted Pfizer a transitional license to use certain of our trademarks for a period of time following the completion of the IPO.
Prior to the Separation, as a business unit of Pfizer, we had the ability to leverage Pfizer's proprietary compound library and database to identify, research and develop compounds suitable as new product candidates for the animal health field. As part of the Separation, we entered into an R&D collaboration and license agreement with Pfizer pursuant to which, subject to certain restrictions, we have continued access to Pfizer's compound library and database for a period of seven years and, subject to Pfizer's approval, we have the possibility to exclusively license compounds from Pfizer that we develop under the R&D collaboration and license agreement using portions of Pfizer's proprietary compound library and database. We believe that this agreement may help bolster our R&D capability to support the continued long-term viability of our product pipeline for animal health.
We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 9,500 trademark applications and registrations in major regions, identifying goods and services dedicated to the care of livestock and companion animals.
Regulatory
The sale of animal health products is governed by the laws and regulations specific to each country in which we sell our products. To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function actively seeks to engage in dialogue with various global agencies regarding their policies that relate to animal health products. In the majority of our markets, the relevant health authority is separate from those governing human medicinal products.
United States
United States Food and Drug Administration (FDA). The regulatory body that is responsible for the regulation of animal health pharmaceuticals in the U.S. is the Center for Veterinary Medicine (CVM), housed within the FDA. All manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug and Cosmetic Act. The FDA's basis for approving a drug application is documented in a Freedom of Information Summary. Post-approval monitoring of products is required by law, with reports being provided to the CVM's Surveillance and Compliance group. Reports of product quality defects, adverse events or unexpected results are produced in accordance with the law. Additionally, we are required to submit all new information for a product, regardless of the source.
United States Department of Agriculture (USDA). The regulatory body in the U.S. for veterinary vaccines is the USDA. The USDA's Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including immunotherapeutics. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are produced in accordance with the agency requirements.
Environmental Protection Agency (EPA). The main regulatory body in the U.S. for veterinary pesticides is the EPA. The EPA's Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals. All manufacturers of animal health pesticides must show their products will not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act. Within the U.S., pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.
Outside of the United States
European Union (EU). The European Medicines Agency (EMA) is a decentralized agency of the EU, located in London. The agency is responsible for the scientific evaluation of medicines developed by pharmaceutical companies for use in the EU. The agency has a veterinary review section distinct from the medical review section. The Committee for Veterinary Medicinal Products is responsible for scientific review of the submissions for pharmaceuticals and vaccines. The EMA makes the final decision on the approval of products. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. A series of Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for approval in the EU. In general, these requirements are similar to those in the U.S., requiring demonstrated evidence of purity, safety, efficacy, and consistency of manufacturing processes.

8 |

Brazil. The Ministry of Agriculture, Livestock Production and Supply (MAPA) is the regulatory body in Brazil that is responsible for the regulation and control of pharmaceuticals, biologicals and medicated feed additives for animal use. MAPA's regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. In addition, regulatory activities are conducted at a local level through the Federal Agriculture Superintendence. These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biologicals and medicated feed additives. MAPA is one of the most active regulatory agencies in Latin America, having permanent seats at several international animal health forums, such as Codex Alimentarius, World Organization for Animal Health and Committee of Veterinary Medicines for the Americas. MAPA was also recently invited to be a Latin American representative at International Cooperation on Harmonisation of Technical Requirements for Registration of Veterinary Medicinal Products (VICH) meetings. Several normative instructions issued by MAPA have set regulatory trends in Latin America.
Australia. The Australian Pesticides and Veterinary Medicines Authority (APVMA) is an Australian government statutory authority established in 1993 to centralize the registration of all agricultural and veterinary products into the Australian marketplace. Previously each State and Territory government had its own system of registration. The APVMA assesses applications from companies and individuals seeking registration so they can supply their product to the marketplace. Applications undergo rigorous assessment using the expertise of the APVMA's scientific staff and drawing on the technical knowledge of other relevant scientific organizations, Commonwealth government departments and state agriculture departments. If the product works as intended and the scientific data confirms that when used as directed on the product label it will have no harmful or unintended effects on people, animals, the environment or international trade, the APVMA will register the product. As well as registering new agricultural and veterinary products, the APVMA reviews older products that have been on the market for a substantial period of time to ensure they still do the job users expect and are safe to use. The APVMA also reviews registered products when particular concerns are raised about their safety and effectiveness. The review of a product may result in confirmation of its registration, or it may see registration continue with some changes to the way the product can be used. In some cases the review may result in the registration of a product being cancelled and the product taken off the market.
Rest of world. Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers' quality control procedures (to assure the consistency of the products), as well as company records and reports. With the exception of the EU, most other countries' regulatory agencies will generally refer to the FDA, USDA, EU and other international animal health entities, including the World Organization for Animal Health, Codex Alimentarius, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.
Global policy and guidance
Joint FAO/WHO Expert Committee on Food Additives. The Joint FAO/WHO Expert Committee on Food Additives is an international expert scientific committee that is administered jointly by the Food and Agriculture Organization of the United Nations (FAO) and the World Health Organization (WHO). They provide a risk assessment/safety evaluation of residues of veterinary drugs in animal products, exposure and residue definition and maximum residue limit proposals for veterinary drugs. We work with them to establish acceptable safe levels of residual product in food-producing animals after treatment. This in turn enables the calculation of appropriate withdrawal times for our products prior to an animal entering the food chain.
Advertising and promotion review. Promotion of ethical animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and endorsed by the applicable agency. We conduct a review of promotion material for compliance with the local and regional requirements in the markets where we sell animal health products.
Food Safety Inspection Service/generally recognized as safe. The FDA is authorized to determine the safety of substances (including “generally recognized as safe” substances, food additives and color additives), as well as prescribing safe conditions of use. However, although the FDA has the responsibility for determining the safety of substances, the Food Safety and Inspection Service, the public health agency in the USDA, still retains, under the tenets of the Federal Meat Inspection Act and the Poultry Products Inspection Act and their implementing regulations, the authority to determine that new substances and new uses of previously approved substances are suitable for use in meat and poultry products.
Employees
As of March 15, 2013, we have more than 9,300 employees worldwide, which includes approximately 3,900 employees in the U.S. and approximately 5,400 in other jurisdictions. Some of these employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements, including approximately 50 union employees in the United States.
Environmental, Health and Safety
We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations govern matters such as the emission and discharge of hazardous materials into the ground, air or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to, and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. Due to our operations, these laws and regulations also require us to obtain, and comply with, permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke our permits, registrations or other authorizations and can enforce compliance through fines and injunctions.
Certain environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment, including at third party sites or offsite disposal locations, or that currently own or operate (or formerly owned or operated) sites where such a release occurred. In addition to clean-up actions brought by federal, state, local and foreign governmental

9 |

entities, private parties could raise personal injury or other claims against us due to the presence of, or exposure to, hazardous materials on, from or otherwise relating to such a property.
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2012 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:

•	environmental-related capital expenditures - $2 million

•	other environmental-related expenditures - $14 million
However, we may not have identified all of the potential environmental liabilities relating to our current and former properties, or those liabilities associated with off-site disposal locations. Such liability could materially adversely affect our operating results and financial condition. Furthermore, regulatory agencies are showing increasing concern over the impact of animal health products and livestock operations on the environment. This increased regulatory scrutiny may necessitate that additional time and resources be spent to address these concerns in both new and existing products.
In connection with past acquisitions and divestitures, we have undertaken certain indemnification obligations that require us, or may require us in the future, to conduct or finance environmental cleanups at sites that we no longer own or operate. We have also entered into indemnification agreements in which we are being indemnified for various environmental cleanups; however, such indemnities are limited in both time and scope and may be further limited in the presence of new information, or may not be available at all.
While we cannot predict with certainty our future capital expenditures or operating costs for environmental compliance or remediation of contaminated sites, we have no reason to believe that they will have a material adverse effect on our operating results or financial condition.
Available Information
The company's internet website address is www.zoetis.com. On our website, the company makes available, free of charge, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC).
Information relating to corporate governance at Zoetis, including our Corporate Governance Principles; Director Qualification Standards; Zoetis Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); and Code of Business Conduct and Ethics for our Directors; and information concerning our Directors; ways to communicate by email with our Directors; Board Committees; and Committee Charters are available on our website. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Zoetis Inc., 5 Giralda Farms, Madison, New Jersey 07940. Information relating to shareholder services is also available on our website.
The information contained on our website does not constitute a part of this 2012 Annual Report.
Recent Developments
Senior notes offering
On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the senior notes offering) in a private placement, with an original issue discount of $10 million. The senior notes are comprised of $400 million aggregate principal amount of our 1.150% Senior Notes due 2016, $750 million aggregate principal amount of our 1.875% Senior Notes due 2018, $1.35 billion aggregate principal amount of our 3.250% Senior Notes due 2023 and $1.15 billion aggregate principal amount of our 4.700% Senior Notes due 2043. We refer to this private placement as the “senior notes offering.”
We sold $2.65 billion aggregate principal amount of our senior notes through the initial purchasers in the senior notes offering and Pfizer transferred $1.0 billion aggregate principal amount of our senior notes, which we issued to Pfizer prior to the completion of the senior notes offering, to certain of the initial purchasers, who sold such senior notes through the initial purchasers in the senior notes offering. We paid an amount of cash equal to substantially all of the net proceeds that we received in the senior notes offering to Pfizer prior to the completion of the IPO. We refer to the $1.0 billion aggregate principal amount of our senior notes that we issued to Pfizer as the “Pfizer-owned notes.”
Instead of selling the Pfizer-owned notes directly to the initial purchasers for cash, Pfizer first exchanged the Pfizer-owned notes with certain of the initial purchasers, which we refer to, in such role, as the “debt-for-debt exchange parties,” for outstanding indebtedness of Pfizer held by the debt-for-debt exchange parties. The debt-for-debt exchange parties then sold the Pfizer-owned notes to the initial purchasers for cash. This debt-for-debt exchange occurred on the settlement date of the senior notes offering immediately prior to the settlement of the debt-for-debt exchange parties' sale of the Pfizer-owned notes to the initial purchasers. We refer to this exchange as the "debt-for-debt exchange."
The senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will

10 |

not be permitted to redeem the 2023 notes pursuant to this optional redemption provision, except under limited circumstances. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Tax matters agreement. Upon the occurrence of a change of control of us and a downgrade of the senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to purchase each of the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
Separation
On January 28, 2013, Pfizer transferred to us substantially all of the assets and liabilities of its animal health business in exchange for all of our Class A and Class B common stock, $1.0 billion of the $3.65 billion senior notes and an amount of cash equal to substantially all of the cash proceeds received by us from the remaining $2.65 billion senior notes issued.
For additional information regarding the Separation transactions see Notes to Combined Financial Statements—Note 19. Subsequent Events.
As a result of the Separation, we own or have the right to use substantially all of the assets that were previously used, or held for use, exclusively in Pfizer's animal health business, including the following:

•
Intellectual Property. As part of the Separation, Pfizer assigned to us ownership of approximately 4,000 patents, 2,000 pending patent applications, and more than 9,500 trademark applications and registrations. In addition, Pfizer licensed to us the right to use certain intellectual property rights in the animal health field. We licensed to Pfizer the right to use certain of our trademarks and substantially all of our other intellectual property rights in the human health field and all other fields outside of animal health. In addition, Pfizer granted us a transitional license to use certain of Pfizer's trademarks and we granted Pfizer a transitional license to use certain of our trademarks for a period of time.

•
Manufacturing Facilities. Our global manufacturing network consists of 13 “anchor” manufacturing sites and 16 “satellite” manufacturing sites. Ownership of, or the existing leasehold interest in, these facilities was conveyed to us by Pfizer as part of the Separation. Among these 29 manufacturing sites is our facility in Guarulhos, Brazil, which we have leased back to Pfizer. Certain of our products are currently manufactured at 14 Pfizer manufacturing sites, including our Guarulhos, Brazil facility, and will continue to be supplied to us under the terms of a manufacturing and supply agreement we entered into with Pfizer.

•
R&D Facilities. We have R&D operations co-located with certain of our manufacturing sites in Australia, Brazil, Belgium, Canada, China, Spain and the U.S. to facilitate the efficient transfer of production processes from our laboratories to manufacturing sites. In addition, we maintain R&D operations at non-manufacturing locations in Brazil, Belgium, India and the U.S. As part of the Separation, Pfizer conveyed to us its interest in each of these R&D facilities, with the exception of our Mumbai, India facility, which we expect Pfizer to transfer to us for agreed upon cash consideration, and, in the interim, we will lease the facility from Pfizer.

•
Employees. Substantially all employees of Pfizer who were substantially dedicated to the animal health business have become our employees. However, labor and employment laws or other business considerations in some jurisdictions may impede or delay Pfizer from transferring to us employees who are substantially dedicated to the animal health business. In those instances, to the extent permissible under applicable law, we and Pfizer have entered into mutually-acceptable arrangements, such as staffing agreements, to provide for continued operation of the business until such time as the employees in those jurisdictions can be transitioned to us.

We and Pfizer have entered into certain agreements that provide a framework for our ongoing relationship with Pfizer. For more information regarding our agreements with Pfizer, see Item 13. Certain Relationships and Related Transactions, and Director Independence.
Initial public offering
On February 6, 2013, an IPO of 99,015,000 shares of our Class A common stock (including the exercise of the underwriters' over-allotment option) at a price of $26.00 per share was completed. We did not receive any of the net proceeds from the IPO.
Instead of selling shares of our Class A common stock directly to the underwriters for cash in the IPO, Pfizer first exchanged the shares of our Class A common stock to be sold in the IPO with certain of the underwriters, which we refer to, in such role, as the “debt-for-equity exchange parties,” for outstanding indebtedness of Pfizer held by the debt-for-equity exchange parties. The debt-for-equity exchange parties then sold shares to the underwriters for cash. This debt-for-equity exchange occurred on the settlement date of the IPO immediately prior to the settlement of the debt-for-equity exchange parties' sale of the shares to the underwriters. We refer to this exchange as the "debt-for-equity exchange."
Immediately following the IPO, there were 99,015,000 outstanding shares of Class A common stock and 400,985,000 outstanding shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock and Class B common stock are each entitled to one vote per share for all matters submitted to a vote of stockholders other than with respect to the election of directors. With respect to the election of directors, the holders of Class B common stock are entitled to ten votes per share, and the holders of Class A common stock are entitled to one vote per share. Each share of Class B common stock held by Pfizer or one of its subsidiaries is convertible into one share of Class A common stock at any time but will not be convertible if held by any other holder. Currently, Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors.
Commercial paper program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. While no commercial paper has been issued under the commercial paper program at this time, we may incur indebtedness under this program in the future.

11 |

Credit facility
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which we refer to as the “credit facility.” Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility became available for borrowings upon the completion of the IPO, and there are currently no borrowings under this credit facility.
The credit facility bears interest, at our option, equal to either: (a) a base rate determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A., (ii) the federal funds rate plus 0.50% and (iii) a Eurodollar rate for a one month interest period plus 1.00%, plus, in each case, an applicable margin; or (b) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin. Additionally, we will pay a facility fee on the commitments under the credit facility, regardless of whether borrowings are outstanding under the credit facility. The applicable margins and the facility fee are determined based on public ratings of our senior unsecured non-credit enhanced long-term debt. Interest on borrowings and the facility fee are generally payable quarterly in arrears; however, for loans bearing interest based on a Eurodollar rate with a term shorter than three months, interest is payable at the end of such term.
We may voluntarily prepay loans and/or reduce the commitment under the credit facility, in whole or in part, without penalty or premium, subject to certain minimum amounts and increments and the payment of customary breakage costs. No mandatory prepayment is required under the credit facility.
The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. In addition, the credit facility contains customary affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, transact with subsidiaries and incur priority indebtedness. The credit facility also contains customary events of default.
The Distribution
Pfizer has informed us that it may make a tax-free distribution to its stockholders of all or a portion of its remaining equity interest in us, which may include one or more distributions effected as a dividend to all Pfizer stockholders, one or more distributions in exchange for Pfizer shares or other securities, or any combination thereof. We refer to any such potential distribution as the Distribution.
Pfizer has received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that, among other things, the Distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, or the Code. Pfizer has no obligation to pursue or consummate any further dispositions of its ownership interest in us, including through the Distribution, by any specified date or at all. If pursued, the Distribution would be subject to various conditions, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions and the continuing application of Pfizer's private letter ruling from the IRS and the receipt of opinions of counsel to the effect that such Distribution would be tax-free to Pfizer and its stockholders. The conditions to the Distribution may not be satisfied, Pfizer may decide not to consummate the Distribution even if the conditions are satisfied or Pfizer may decide to waive one or more of these conditions and consummate the Distribution even if all of the conditions are not satisfied.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) requires disclosure by public companies of certain transactions involving the Government of Iran or other entities and individuals targeted by certain U.S. sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (OFAC). In some instances, ITRSHRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted by a non-U.S. affiliate in accordance with the local law under which such entity operates.
As a global company, we conduct business in multiple jurisdictions throughout the world. During 2012, our activities included supplying animal health products for consumer use in Iran and Syria. U.S. law allows us to seek and rely on licenses issued by OFAC to supply these products to customers in these countries for animal use. We ship these products pursuant to such licenses, and we conduct our activities in accordance with our internal policies, which follow requirements set forth in the laws of the U.S. and other applicable jurisdictions. We will continue our global activities to enhance the health of animals in a manner consistent with applicable laws and our internal policies.
Subject to the discussion of Pfizer's activities below, to our knowledge, none of our activities during 2012 are required to be disclosed pursuant to ITRSHRA, with the following possible exception:
Pursuant to U.S. government authorizations, during 2012, through a non-U.S. affiliate of Pfizer, Pfizer shipped animal health products to authorized customers in Iran. These shipments were backed by letters of credit issued by Bank Tejarat to a non-U.S. company acquired by Pfizer in 2011. The letters of credit were issued by Bank Tejarat and the Pfizer products were shipped to customers in Iran prior to the Bank's designation as a Specially Designated National (SDN) under Executive Order 13382. After Bank Tejarat's designation, Pfizer's non-U.S. affiliate sought payment from Bank Tejarat by presenting shipping documentation to the non-U.S. affiliate's bank in Europe and, as a result, subsequently received certain payments. Not all funds related to these transactions have been received from Bank Tejarat. Where required, Pfizer requested U.S. government authorization to process the funds received and to be received. For funds received in 2012, our estimated gross revenues associated with these transactions were euro 222,962. Other than as set forth in Notes to Combined Financial Statements—Note 17. Segment, Geographic and Other Revenue Information, including the tables therein captioned Selected Statement of Income Information, Geographic Information and Other Revenue Information in our 2012 Annual Report, we do not allocate net profit on a country-by-country or activity-by-activity basis and, thus, cannot provide specific net profits ascribable to this activity. We believe Zoetis net profits attributable to these transactions in 2012 were a fraction of the gross revenues.

12 |

Pursuant to ITRSHRA, we are also required to include disclosure in our 2012 Annual Report regarding our affiliates' activities. The following information regarding Pfizer's activities is based on information provided to us by Pfizer:
As a global biopharmaceutical company, Pfizer conducts business in multiple jurisdictions throughout the world. During 2012, Pfizer's activities included supplying life-saving medicines, nutritional supplements and other medical products (Pfizer products) for patient and consumer use in Iran and Syria. U.S. law allows Pfizer to seek and rely on licenses issued by OFAC to supply Pfizer products to customers in these countries, for both human and animal use. Pfizer ships these Pfizer products pursuant to such licenses, and Pfizer conducts its activities in accordance with its internal policies, which follow requirements set forth in the laws of the U.S. and other applicable jurisdictions. Pfizer plans to continue its global activities in a manner consistent with applicable laws and its internal policies.
To Pfizer's knowledge, none of its activities during 2012 are required to be disclosed pursuant to ITRSHRA, with the possible exceptions of the activity related to Pfizer Animal Health set forth above and the following matters:
Pursuant to U.S. government authorizations, during 2012, Pfizer's Emerging Markets business unit, through a non-U.S. affiliate, shipped Pfizer products to authorized customers in Iran. The shipments were backed by letters of credit issued by Bank Tejarat prior to its designation as an SDN under Executive Order 13382. As a result of the shipments, which also occurred prior to Bank Tejarat's designation, Pfizer's non-U.S. affiliate sought payment from Bank Tejarat by presenting shipping documentation to the non-U.S. affiliate's bank in Europe. In some cases, the presentation of documents occurred before Bank Tejarat's designation, and in other cases after such designation. Not all funds related to these transactions have been received from Bank Tejarat. Pfizer has received U.S. government authorization for several of the foregoing transactions with Bank Tejarat and, where required, has requested U.S. government authorization for the other transactions with Bank Tejarat. For funds received in 2012, Pfizer's estimated gross revenues associated with these transactions were euro 397,071. Other than as set forth in Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information, including the tables therein captioned Selected income statement information, Geographic Information and Significant Product Revenues in Pfizer's 2012 Financial Report and in the table captioned Revenues by Segment and Geographic Area in the MD&A in Pfizer's 2012 Financial Report, Pfizer does not allocate net profits on a country-by-country or activity-by-activity basis and, thus, cannot provide specific net profits ascribable to this activity. Pfizer's net profits attributable to these transactions in 2012 were a fraction of its gross revenues.
Pursuant to U.S. government authorizations, during 2012, Pfizer's Emerging Markets business unit, through a non-U.S. affiliate, shipped Pfizer products to an authorized customer in Syria. These shipments were backed by a letter of credit issued by Syria International Islamic Bank (SIIB) prior to SIIB's designation as an SDN under Executive Order 13382. As a result of the shipment, which occurred prior to SIIB's designation as an SDN, Pfizer's non-U.S. affiliate sought payment from SIIB by presenting shipping documentation to the non-U.S. affiliate's bank in Europe. Both the presentation of documents and the resulting payment occurred after SIIB was designated as an SDN. Where required, Pfizer has requested U.S. government authorization to process the funds received. Pfizer's estimated gross revenues in 2012 associated with this transaction were euro 315,960. As noted above, Pfizer does not allocate net profits on a country-by-country or activity-by-activity basis and, thus, cannot provide specific net profits ascribable to this activity. Pfizer's net profits attributable to this transaction in 2012 were a fraction of its gross revenues.
Pfizer has informed its customers that, in connection with future transactions with Pfizer, Bank Tejarat, SIIB and any other banks designated as SDNs under Executive Order 13382 are not to be used.
Item 1A. Risk Factors.
In addition to the other information in this 2012 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are not guarantees of future performance, actions or events.
In particular, forward-looking statements include statements relating to the Separation, our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, future actions, business plans or prospects, prospective products, product approvals or products under development, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, dividend plans, the Distribution, our agreements with Pfizer, Pfizer's control of our company, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings

13 |

with the SEC. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
Risks related to our business and industry
Restrictions and bans on the use of antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterials resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. For example, in April 2012, the FDA announced guidance calling for the voluntary elimination over a period of time of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and prevention of disease under the supervision of a veterinarian. The FDA indicated that they took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. Our revenues attributable to antibacterials for livestock were approximately $1.2 billion for the year ended December 31, 2012. We cannot predict whether antibacterials resistance concerns will result in additional restrictions or bans, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
Perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of such products.
Our livestock business depends heavily on a healthy and growing livestock industry. If the public perceives a risk to human health from the consumption of the food derived from animals that utilize our products, there may be a decline in the production of such food products and, in turn, demand for our products. For example, livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of animal rights, nutrition and health-related or other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including our company. Adverse consumer views related to the use of one or more of our products in livestock also may result in a decrease in the use of such products and could have a material adverse effect on our operating results and financial condition.
Increased regulation or decreased governmental financial support relating to the raising, processing or consumption of food-producing animals could reduce demand for our livestock products.
Companies in the livestock industries are subject to extensive and increasingly stringent regulations. If livestock producers are adversely affected by new regulations or changes to existing regulations, they may reduce herd sizes or become less profitable and, as a result, they may reduce their use of our products, which may materially adversely affect our operating results and financial condition. Furthermore, adverse regulations related, directly or indirectly, to the use of one or more of our products may injure livestock producers' market position. More stringent regulation of the livestock industry or our products could have a material adverse effect on our operating results and financial condition. Also, many food-producing companies, including livestock producers, benefit from governmental subsidies, and if such subsidies were to be reduced or eliminated, these companies may become less profitable and, as a result, may reduce their use of our products.
An outbreak of infectious disease carried by animals could negatively affect the sale and production of our products.
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, such as avian influenza, foot-and-mouth disease or bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease), which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. For example, in April 2012, the USDA announced that it had identified a case of BSE in California. This announcement caused certain countries to implement additional inspections of, or suspend the importation of, U.S. beef. Additionally, in December 2012, the World Animal Health Organization announced that a case of BSE had been identified in Brazil. This announcement similarly caused certain countries to suspend the importation of Brazilian beef. While the restrictions that were implemented as a result of these cases of BSE have not significantly affected demand for our products, the discovery of additional cases of BSE may result in additional restrictions related to, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
Consolidation of our customers could negatively affect the pricing of our products.
Veterinarians and livestock producers are our primary customers. In recent years, there has been a trend towards the concentration of veterinarians in large clinics and hospitals. In addition, livestock producers, particularly swine and poultry producers, have seen recent consolidation in their industries. If these trends towards consolidation continue, these customers could attempt to improve their profitability by leveraging their buying power to obtain favorable pricing. The resulting decrease in our prices could have a material adverse effect on our operating results and financial condition.

14 |

Our business may be negatively affected by weather conditions and the availability of natural resources.
The animal health industry and demand for many of our animal health products in a particular region are affected by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from pests, such as ticks. As a result, we may experience regional and seasonal fluctuations in our results of operations.
In addition, livestock producers depend on the availability of natural resources, including large supplies of fresh water. Their animals' health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth or floods, droughts or other weather conditions. In the event of adverse weather conditions or a shortage of fresh water, livestock producers may purchase less of our products.
For example, the drought currently impacting the U.S. is considered the worst in many years, impacting both the supply of corn and the availability of grazing pasture. The decrease in harvested corn has resulted in higher corn prices, which has impacted the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock size that may result in reduced spending on animal health products. Reduced availability of grazing pasture may also force cattle producers to cull their herds. Fewer heads of cattle would result in reduced demand for our products. A prolonged drought could have a material adverse effect on our operating results and financial condition.
Our business is subject to risk based on global economic conditions.
The global financial markets have undergone and may continue to experience significant volatility and disruption. The timing and sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers have been affected directly by the economic downturn and continue to face credit issues and could experience cash flow problems that have given rise to and could continue to give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. If one or more of our large customers, including distributors discontinue their relationship with us as a result of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet.
Our business is subject to risk based on customer exposure to rising costs and reduced customer income.
Feed, fuel and transportation and other key costs for livestock producers may increase or animal protein prices or sales may decrease. Either of these trends could cause deterioration in the financial condition of our livestock product customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock product customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products. In addition, concerns about the financial resources of pet owners also could cause veterinarians to alter their treatment recommendations in favor of lower-cost alternatives to our products. These shifts could result in a decrease of sales of our companion animal products, especially in developed countries where there is a higher rate of pet ownership.
Changes in distribution channels for companion animal products could negatively impact our market share, margins and distribution of our products.
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. Companion animal owners increasingly could purchase animal health products from sources other than veterinarians, such as Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years. Companion animal owners also could decrease their reliance on, and visits to, veterinarians as they rely more on Internet-based animal health information. Because we market our companion animal prescription products through the veterinarian distribution channel, any decrease in visits to veterinarians by companion animal owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, companion animal owners may substitute human health products for animal health products if human health products are deemed to be lower-cost alternatives.
Legislation has also been proposed in the U.S., and may be proposed in the U.S. or abroad in the future, that could impact the distribution channels for our companion animal products. For example, such legislation may require veterinarians to provide pet owners with written prescriptions and disclosure that the pet owner may fill prescriptions through a third party, which may further reduce the number of pet owners who purchase their animal health products directly from veterinarians. Such requirements may lead to increased use of generic alternatives to our products or the increased substitution of our products with other animal health products or human health products if such other products are deemed to be lower-cost alternatives. Many states already have regulations requiring veterinarians to provide prescriptions to pet owners upon request and the American Veterinary Medical Association has long-standing policies in place to encourage this practice.
Over time, these and other competitive conditions may increase our reliance on Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels to sell our companion animal products. We may be unable to sustain our current margins and we may not be adequately prepared or able to distribute our products if an increased portion of our sales is through these channels. Any of these events could materially adversely affect our operating results and financial condition.

15 |

The animal health industry is highly competitive.
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. In addition to competition from established market participants, new entrants to the animal health medicines and vaccines industry could substantially reduce our market share or render our products obsolete.
To the extent that any of our competitors are more successful with respect to any key competitive factor or we are forced to reduce, or are unable to raise, the price of any of our products in order to remain competitive, our operating results and financial condition could be materially adversely affected. Competitive pressure could arise from, among other things, safety and efficacy concerns, limited demand growth or a significant number of additional competitive products being introduced into a particular market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale, the ability of competitors to produce or otherwise procure animal health products at lower costs than us and the ability of competitors to access more or newer technology than us.
Generic products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents to provide us with exclusive marketing rights for some of our products. Our patent protection for these products extends for varying periods in accordance with the dates of filing or grant and the legal life of patents in countries in which patents are granted. The protection afforded by our patents, which varies from country to country, is limited by the scope and applicable terms of our patents and the availability of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. In addition, private label products may compete with our products. If animal health customers increase their use of new or existing generic or private label products, our operating results and financial condition could be materially adversely affected. We estimate that approximately 80% of our revenues in 2012 were derived from products that are either unpatented (i.e., never patented or off-patent) or covered by our patents that, while providing a competitive advantage, do not provide market exclusivity. Over the next several years, several of our products' patents will expire.
We may not successfully acquire and integrate other businesses, license rights to technologies or products, form and manage alliances or divest businesses.
We may pursue acquisitions, technology licensing arrangements, strategic alliances or divestitures of some of our businesses as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis or at all. In addition, we may be subject to regulatory constraints or limitations or other unforeseen factors that prevent us from realizing the expected benefits. Even if we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may be unable to integrate acquisitions successfully into our existing business, and we may be unable to achieve expected gross margin improvements or efficiencies. We also could incur or assume significant debt and unknown or contingent liabilities. Our reported results of operations could be negatively affected by acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. We may be subject to litigation in connection with, or as a result of, acquisitions, dispositions, licenses or other alliances, including claims from terminated employees, customers or third parties, and we may be liable for future or existing litigation and claims related to the acquired business, disposition, license or other alliance because either we are not indemnified for such claims or the indemnification is insufficient. These effects could cause us to incur significant expenses and could materially adversely affect our operating results and financial condition.
We may not successfully implement our business strategies or achieve expected gross margin improvements.
We are and may continue to pursue strategic initiatives that management considers critical to our long-term success, including, but not limited to, increasing sales in emerging markets, base revenue growth through new product development and value-added brand lifecycle development; improving operational efficiency through manufacturing efficiency improvement and other programs; using cash flow from operations to service or reduce debt; and expanding our complementary products and services. In addition to base revenue growth, we also have historically grown our business through Pfizer's acquisitions of large pharmaceutical companies that had animal health businesses, including the Fort Dodge Animal Health business of Wyeth and the Alpharma Animal Health business of King Pharmaceuticals, Inc. However, as a result of the Separation, we are no longer able to benefit from Pfizer's acquisition activity. We also have acquired or partnered with a number of smaller animal health businesses, and we intend to continue to do so in the future. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. It could take several years to realize the anticipated benefits from these initiatives, if any benefits are achieved at all. We may be unable to achieve expected gross margin improvements on our products and technologies, including those acquired and those developed internally. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.
Our business could be affected adversely by labor disputes, strikes or work stoppages.
Some of our employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in certain jurisdictions, including the U.S. As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms and may experience work stoppages or other labor problems in the future at our sites. These risks may be increased by the Separation because we are no longer able to benefit from Pfizer's prior relationships and negotiations relating to such agreements. We could experience a disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our operating results and financial condition, potentially resulting in

16 |

canceled orders by customers, unanticipated inventory accumulation or shortages and reduced revenues and net income. In addition, labor problems at our suppliers or CMOs could have a material adverse effect on our operating results and financial condition.
Loss of our executive officers could disrupt our operations.
We depend on the efforts of our executive officers. Our executive officers are not currently, and are not expected to be, subject to non-compete provisions. In addition, we have not entered into employment agreements with our executive officers. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officer positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers, or our inability to recruit and retain qualified executive officers in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition.
We may be required to write down goodwill or identifiable intangible assets.
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2012, we had goodwill of $985 million and identifiable intangible assets, less accumulated amortization, of $868 million. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents and in-process R&D.
Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management's valuation of an intangible asset in a short amount of time. The timing and amount of impairment charges recorded in our combined statements of income and write-downs recorded in our combined balance sheets could vary if management's conclusions change. Any impairment of goodwill or identifiable intangible assets could have a material adverse effect on our operating results and financial position.
Our historical combined financial data is not necessarily representative of the results we would have achieved as a standalone company and may not be a reliable indicator of our future results.
Our historical combined financial data included in this 2012 Annual Report does not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•	our historical combined financial data does not reflect the Separation;

•
our historical combined financial data reflects expense allocations for certain support functions that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, as well as certain manufacturing and supply costs incurred by manufacturing sites that are shared with other Pfizer business units that may be higher or lower than the comparable expenses we would have actually incurred, or will incur, as a standalone company;

•	our cost of debt and our capital structure will be different from that reflected in our historical combined financial statements;

•
significant increases may occur in our cost structure as a result of our being a standalone public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; and

•	effects on our customers and other business relationships, including supplier relationships, and the possible loss of preferred pricing available by virtue of our reduced relationship with Pfizer.
Our financial condition and future results of operations, after giving effect to the Separation, will be materially different from amounts reflected in our historical combined financial statements included in this 2012 Annual Report. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
As a standalone public company, we will expend additional time and resources to comply with rules and regulations that did not previously apply to us, and failure to comply with such rules may lead investors to lose confidence in our financial data.
As a standalone public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and regulations of the New York Stock Exchange (NYSE). Such requirements will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and could be burdensome on our personnel, systems and resources. We will devote significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. Complying with these rules and regulations has and will substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly.
In particular, as a public company, our management will be required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our Annual Reports on Form 10-K. Under current rules, we will be subject to these requirements beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting pursuant to Auditing Standard No. 5 beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. If we are unable to conclude that we have effective internal controls over financial reporting, or if our registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

17 |

Risks related to research and development
Our R&D, acquisition and licensing efforts may fail to generate new products and brand lifecycle developments.
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We commit substantial effort, funds and other resources to R&D, both through our own dedicated resources and through collaborations with third parties.
We may be unable to determine with accuracy when or whether any of our products now under development will be approved or launched, or we may be unable to develop, license or otherwise acquire product candidates or products. In addition, we cannot predict whether any products, once launched, will be commercially successful or will achieve sales and revenues that are consistent with our expectations. The animal health industry is subject to regional and local trends and regulations and, as a result, products that are successful in some of our markets may not achieve similar success when introduced into new markets. Furthermore, the timing and cost of our R&D may increase, and our R&D may become less predictable. For example, changes in regulations applicable to our industry may make it more time-consuming and/or costly to research, develop and register products.
Products in the animal health industry are sometimes derived from molecules and compounds discovered or developed as part of human health research. In addition to the R&D collaboration and license agreement with Pfizer, we expect to enter into other collaboration or licensing arrangements with third parties to provide us with access to compounds and other technology for purposes of our business. Such agreements are typically complex and require time to negotiate and implement. If we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms or at all. In addition, any collaboration that we enter into may not be successful, and the success may depend on the efforts and actions of our collaborators, which we may not be able to control. If we are unable to access human health-generated molecules and compounds to conduct research and development on cost-effective terms, our ability to develop some types of new products could be limited.
Advances in veterinary medical practices and animal health technologies could negatively affect the market for our products.
The market for our products could be impacted negatively by the introduction and/or broad market acceptance of newly-developed or alternative products that address the diseases and conditions for which we sell products, including “green” or “holistic” health products or specially bred disease-resistant animals. In addition, technological breakthroughs by others may obviate our technology and reduce or eliminate the market for our products. Introduction or acceptance of such products or technologies could materially adversely affect our operating results and financial condition.
Our R&D relies on evaluations in animals, which may become subject to bans or additional regulations.
As an animal health medicines and vaccines business, the evaluation of our existing and new products in animals is required to register our products. Animal testing in certain industries has been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to ban animal testing or encourage the adoption of additional regulations applicable to animal testing. To the extent that the activities of such organizations and individuals are successful, our R&D, and by extension our operating results and financial condition, could be materially adversely affected. In addition, negative publicity about us or our industry could harm our reputation.
Risks related to manufacturing
Manufacturing problems and capacity imbalances may cause product launch delays, inventory shortages, recalls or unanticipated costs.
In order to sell our products, we must be able to produce and ship sufficient quantities. We have a global manufacturing network consisting of 29 manufacturing sites located in 11 countries. In addition, 14 Pfizer sites located in 13 countries manufacture certain of our products for us. Included in these 14 Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a period of time. These 14 Pfizer sites consist of sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured human health products. We also employ a network of approximately 200 CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
Minor deviations in our manufacturing processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including:

•	the failure of us or any of our vendors or suppliers to comply with applicable regulations and quality assurance guidelines;

•	construction delays;

•	equipment malfunctions;

•	shortages of materials;

•	labor problems;

•	natural disasters;

•	power outages;

•	terrorist activities;

•
changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, shipping distributions or physical limitations; and

18 |

•	the outbreak of any highly contagious diseases near our production sites.
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results. For example, our manufacturing site in Medolla, Italy was damaged in an earthquake in May 2012, which resulted in production interruptions at that site.
Our manufacturing network may be unable to meet the demand for our products or we may have excess capacity if demand for our products changes. The unpredictability of a product's regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites, and shifting customer demand (including as a result of market conditions or entry of branded or generic competition) increase the potential for capacity imbalances. In addition, construction of sites is expensive, and our ability to recover costs will depend on the market acceptance and success of the products produced at the new sites, which is uncertain.
We rely on third parties to provide us with materials and services and are subject to increased labor and material costs.
The materials used to manufacture our products may be subject to availability constraints and price volatility caused by changes in demand, weather conditions, supply conditions, government regulations, economic climate and other factors. In addition, labor costs may be subject to volatility caused by the supply of labor, governmental regulations, economic climate and other factors. Increases in the demand for, availability or the price of, materials used to manufacture our products and increases in labor costs could increase the costs to manufacture our products. We may not be able to pass all or a material portion of any higher material or labor costs on to our customers, which could materially adversely affect our operating results and financial condition.
In addition, certain third-party suppliers are the sole source of certain materials necessary for production of our products. We may be unable to meet demand for certain of our products if any of our third-party suppliers cease or interrupt operations or otherwise fail to meet their obligations to us.
Risks related to legal matters and regulation
We may incur substantial costs and receive adverse outcomes in litigation and other legal matters.
Our operating results, financial condition and liquidity could be materially adversely affected by unfavorable results in pending or future litigation matters. These matters include, among other things, allegations of violation of U.S. and foreign competition law, labor laws, consumer protection laws, and environmental laws and regulations, as well as claims or litigations relating to product liability, intellectual property, securities, breach of contract and tort. In addition, changes in the interpretations of laws and regulations to which we are subject, or in legal standards in one or more of the jurisdictions in which we operate, could increase our exposure to liability. For example, in the U.S., attempts have been made to allow damages for emotional distress and pain and suffering in connection with the loss of, or injury to, a companion animal. If such attempts were successful, our exposure with respect to product liability claims could increase materially.
Litigation matters, regardless of their merits or their ultimate outcomes, are costly, divert management's attention and may materially adversely affect our reputation and demand for our products. We cannot predict with certainty the eventual outcome of pending or future litigation matters. An adverse outcome of litigation or legal matters could result in our being responsible for significant damages. Any of these negative effects resulting from litigation matters could materially adversely affect our operating results and financial condition.
The misuse or off-label use of our products may harm our reputation or result in financial or other damages.
Our products have been approved for use under specific circumstances for the treatment of certain diseases and conditions in specific species. There may be increased risk of product liability if veterinarians, livestock producers, pet owners or others attempt to use our products off-label, including the use of our products in species (including humans) for which they have not been approved. For example, Ketamine, the active pharmaceutical ingredient in our Ketaset product, is a commonly abused hallucinogen. Furthermore, the use of our products for indications other than those indications for which our products have been approved may not be effective, which could harm our reputation and lead to an increased risk of litigation. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any of our products for off-label use, such agency could request that we modify our training or promotional materials and practices and we could be subject to significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could materially adversely affect our operating results and financial condition.
Animal health products are subject to unanticipated safety or efficacy concerns, which may harm our reputation.
Unanticipated safety or efficacy concerns can arise with respect to animal health products, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability, and other claims. For example, as a result of safety concerns related to our product, PregSure BVD, in 2010, we voluntarily suspended sales of the product and withdrew the marketing authorization in the EU and, in 2011, we also suspended sales and withdrew the marketing authorization for the product in New Zealand.
In addition, we depend on positive perceptions of the safety and quality of our products, and animal health products generally, by our customers, veterinarians and end-users, and such concerns may harm our reputation. These concerns and the related harm to our reputation could materially adversely affect our operating results and financial condition, regardless of whether such reports are accurate.
Our business is subject to substantial regulation.
We will not be able to market new products unless and until we have obtained all required regulatory approvals in each jurisdiction where we propose to market those products. Even after a product reaches market, it may be subject to re-review and may lose its approvals. In connection with the Separation, we will likely change the location of the manufacture of certain of our products and, because of these changes, may be required to obtain new regulatory approvals. Our failure to obtain approvals, delays in the approval process, or our failure to maintain approvals in any jurisdiction, may prevent us from selling products in that jurisdiction until approval or reapproval is obtained, if ever.

19 |

In addition, we cannot predict the nature of future laws or regulations, nor can we determine the effect that additional laws or regulations or changes in existing laws or regulations could have on our business when and if promulgated, or the impact of changes in the interpretation of these laws and regulations, or of disparate federal, state, local and foreign regulatory schemes. Changes to such laws or regulations may include, among other things, changes to taxation requirements, such as tax-rate changes and changes affecting the taxation by the U.S. of income earned outside the U.S.
Changes in applicable federal, state, local and foreign laws and regulations could have a material adverse effect on our operating results and financial condition. For example, regulatory agencies have recently increased their focus on the potential for vaccines to induce immunity anomalies. Absent a clear understanding of these anomalies, regulatory scrutiny of vaccines may become stricter. Additional scrutiny or regulation of our vaccine products could materially adversely affect our operating results and financial condition.
We are subject to complex environmental, health and safety laws and regulations.
We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations govern matters such as the emission and discharge of hazardous materials into the ground, air or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to, and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. Due to our operations, these laws and regulations also require us to obtain, and comply with, permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke our permits, registrations or other authorizations and can enforce compliance through fines and injunctions.
Given the nature of our business, we have incurred, are currently incurring and may in the future incur liabilities under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, or under other federal, state, local and foreign environmental cleanup laws, with respect to our current or former sites, adjacent or nearby third-party sites, or offsite disposal locations. See Item 1. Business—Environmental, Health and Safety. The costs associated with future cleanup activities that we may be required to conduct or finance could be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous materials into the environment. Such liability could materially adversely affect our operating results and financial condition. Furthermore, regulatory agencies are showing increasing concern over the impact of animal health products and livestock operations on the environment. This increased regulatory scrutiny may necessitate that additional time and resources be spent to address these concerns in both new and existing products.
Our failure to comply with the environmental, health and safety laws and regulations to which we are subject, including any permits issued thereunder, may result in environmental remediation costs, loss of permits, fines, penalties or other adverse governmental or private actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial measures. We could also be held liable for any and all consequences arising out of human exposure to hazardous materials or environmental damage. Environmental laws and regulations are complex, change frequently, have tended to become more stringent and stringently enforced over time and may be subject to new interpretation. We cannot assure you that our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous materials will not materially adversely affect our business, results of operations or financial condition.
Risks related to our international operations
A significant portion of our operations are conducted in foreign jurisdictions and are subject to the economic, political, legal and business environments of the countries in which we do business.
Our international operations could be limited or disrupted by any of the following:

•	volatility in the international financial markets;

•	compliance with governmental controls;

•	difficulties enforcing contractual and intellectual property rights;

•	compliance with a wide variety of laws and regulations, such as the Foreign Corrupt Practices Act and similar non-U.S. laws and regulations;

•	compliance with foreign labor laws;

•	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements;

•	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;

•	political and social instability, including crime, civil disturbance, terrorist activities and armed conflicts;

•	trade restrictions and restrictions on direct investments by foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury;

•	changes in tax laws and tariffs;

•	costs and difficulties in staffing, managing and monitoring international operations; and

•	longer payment cycles and increased exposure to counterparty risk.

20 |

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability.
In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. In addition, variations in the pricing of our products between jurisdictions may result in the unauthorized importation of our products between jurisdictions. While the impact of these factors is difficult to predict, any of them could materially adversely affect our operating results and financial condition. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2012, we generated approximately 54% of our revenues in currencies other than the U.S. dollar, principally the euro, Australian dollar and Brazilian real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
We also face risks arising from currency devaluations and the imposition of cash repatriation restrictions and exchange controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Cash repatriation restrictions and exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. While we currently have no need, and do not intend, to repatriate or convert cash held in countries that have significant restrictions or controls in place, should we need to do so to fund our operations, we may be unable to repatriate or convert such cash, or unable to do so without incurring substantial costs. We currently have substantial operations in countries that have cash repatriation restrictions or exchange controls in place, including China and Venezuela, and, if we were to need to repatriate or convert such cash, these controls and restrictions may have a material adverse effect on our operating results and financial condition.
For example, on February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivar per U.S. dollar. We incurred a foreign currency loss immediately on the devaluation as a result of remeasuring the local balance sheets and we will experience ongoing impacts to earnings as our revenues and expenses will be translated at lower rates.
We may not be able to realize the expected benefits of our investments in emerging markets.
We have been taking steps to increase our presence in emerging markets, including by expanding our manufacturing presence, sales organization and product offerings in these markets. Failure to continue to maintain and expand our business in emerging markets could also materially adversely affect our operating results and financial condition.
Some countries within emerging markets may be especially vulnerable to periods of local, regional or global economic, political or social instability or crisis. For example, our sales in certain emerging markets have suffered from extended periods of disruption due to natural disasters. Furthermore, we have also experienced lower than expected sales in certain emerging markets due to local, regional and global restrictions on banking and commercial activities in those countries. In addition, certain emerging markets have currencies that fluctuate substantially, which may impact our financial performance. For example, in the past, our revenues in certain emerging markets in Latin America have been adversely impacted by currency fluctuations and devaluations. For all these and other reasons, sales within emerging markets carry significant risks.
Risks related to intellectual property
The actual or purported intellectual property rights of third parties may negatively affect our business.
A third party may sue us or otherwise make a claim, alleging infringement or other violation of the third-party's patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. If we do not prevail in this type of litigation, we may be required to:

•	pay monetary damages;

•	obtain a license in order to continue manufacturing or marketing the affected products, which may not be available on commercially reasonable terms, or at all; or

•	stop activities, including any commercial activities, relating to the affected products, which could include a recall of the affected products and/or a cessation of sales in the future.
The costs of defending an intellectual property claim could be substantial and could materially adversely affect our operating results and financial condition, even if we successfully defend such claims. The intellectual property positions of animal health medicines and vaccines businesses frequently involve complex legal and factual questions, and an issued patent does not guarantee us the right to practice the patented technology or develop, manufacture or commercialize the patented product. We cannot be certain that a competitor or other third party does not have or will not obtain rights to intellectual property that may prevent us from manufacturing, developing or marketing certain of our products, regardless of whether we believe such intellectual property rights are valid and enforceable or we believe we would be otherwise able to develop a more commercially successful product, which may harm our operating results and financial condition.

21 |

If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our research and development efforts.
Our long-term success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements with our employees and others, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents, or be approved on a timely basis, or at all. Similarly, any term extensions that we seek may not be approved on a timely basis, if at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area. The scope of our patent claims also may vary between countries, as individual countries have their own patent laws. For example, some countries only permit the issuance of patents covering a novel chemical compound itself, and its first use, and thus further methods of use for the same compound, may not be patentable. We may be subject to challenges by third parties regarding our intellectual property, including claims regarding validity, enforceability, scope and effective term. The validity, enforceability, scope and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. Our ability to enforce our patents also depends on the laws of individual countries and each country's practice with respect to enforcement of intellectual property rights. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.
In addition, patent law reform in the U.S. and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, in September 2011, the U.S. enacted the America Invents Act, which will permit enhanced third-party actions for challenging patents and implement a first-to-invent system, and, in April 2012, Australia enacted the Intellectual Property Laws Amendment (Raising the Bar) Act, which provides higher standards for obtaining patents. These reforms could result in increased costs to protect our intellectual property or limit our ability to patent our products in these jurisdictions.
Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and materially adversely affect our operating results and financial condition.
Likewise, in the U.S. and other countries, we currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third party objection, which could prevent the maintenance or issuance of the same and thus create the potential need to rebrand or relabel a product. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.
Many of our vaccine products and other products are based on or incorporate proprietary information, including proprietary master seeds and proprietary or patented adjuvant formulations. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants, other advisors and other third parties to execute proprietary information and confidentiality agreements upon the commencement of their employment, engagement or other relationship. Despite these efforts and precautions, we may be unable to prevent a third party from copying or otherwise obtaining and using our trade secrets or our other intellectual property without authorization and legal remedies may not adequately compensate us for the damages caused by such unauthorized use. Further, others may independently and lawfully develop substantially similar or identical products that circumvent our intellectual property by means of alternative designs or processes or otherwise.
The misappropriation and infringement of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S., may occur even when we take steps to prevent it. We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and if resolved adversely, could have a significant impact on our business and financial condition. In the future, we may not be able to enforce intellectual property that relates to our products for various reasons, including licensor restrictions and other restrictions imposed by third parties, and that the costs of doing so may outweigh the value of doing so, and this could have a material adverse impact on our business and financial condition.
Risks related to information technology
We may be unable to successfully manage our online ordering sites.
In many markets around the world, such as the U.S. and Brazil, we provide online ordering sites to customers, often relying on third parties to host and support the application. The operation of our online business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and fulfillment operations. Risks associated with our online business include: disruptions in telephone service or power outages; failures of the computer systems that operate our website, including inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems; reliance on third parties for computer hardware and software as well as delivery of merchandise to our customers; rapid technology changes; credit card fraud; natural disasters or adverse weather conditions; power and network outages; changes in applicable federal and state regulations; liability for online content; and consumer privacy concerns. Problems in any one or more of these areas could have a material adverse effect on our operating results and financial condition and could damage our reputation.

22 |

We depend on sophisticated information technology and infrastructure.
We rely on various information systems to manage our operations, and we increasingly depend on third parties and applications on virtualized, or “cloud,” infrastructure to operate and support our information technology systems. These third parties include large established vendors, as well as many small, privately owned companies. Failure by these providers to adequately service our operations or a change in control or insolvency of these providers could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition.
In connection with the IPO and the Separation, we have substantially changed a number of our business processes, including changes in our financial reporting and supply chain processes. In order to support the new business processes under the terms of our transitional services agreement with Pfizer, we have made significant configuration and data changes within some of our information technology systems. If our information technology and processes are not sufficient to support our business and financial reporting functions, or if we fail to properly implement our new business processes, our financial reporting may be delayed or inaccurate and our operations may be adversely affected and, as a result, our operating results and financial condition may be materially adversely affected.
In addition, over the next few years, we expect to implement new business systems to support our operations including an enterprise resource planning system to better integrate our manufacturing, financial, commercial and business operations. Transitioning to new systems, integrating new systems into current systems or any disruptions or malfunctions (including from circumstances beyond our control) affecting our information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Any of these potential issues, individually or in aggregation, could have a material adverse effect on our operating results and financial condition.
Even if we are able to implement these systems successfully, all technology systems, despite implementation of security measures, are vulnerable to disability, failures or unauthorized access. If our information technology systems were to fail or be breached, this could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.
We may be unable to adequately protect our customers' privacy or we may fail to comply with privacy laws.
The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could damage our reputation and result in lost sales, fines and lawsuits. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Our systems and procedures meet the payment card industry, or PCI, data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. In addition, PCI is controlled by a limited number of vendors that have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses. Such failures could materially adversely affect our operating results and financial condition.
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. We incurred approximately $3.65 billion aggregate principal amount of senior indebtedness, with an original issue discount of $10 million, including the $1.0 billion of our senior indebtedness that was transferred to Pfizer and subsequently sold by Pfizer. After the completion of the senior notes offering our total debt was $3.64 billion (net of original issue debt discount of $10 million). Immediately prior to the completion of the IPO, we transferred an amount of cash equal to substantially all of the net proceeds we received in the senior notes offering to Pfizer. In addition, we have entered into an agreement for a five-year revolving credit facility and a commercial paper program each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
We may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements, including dividends;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are and may in the future be at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the animal health industry;

•	placing us at a competitive disadvantage to other, less leveraged competitors;

•	impacting our effective tax rate; and

•	increasing our cost of borrowing.

23 |

In addition, the instruments governing our indebtedness contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. For example, our credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio and covenants that, among other things, limit or restrict our and our subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, transact with subsidiaries and incur priority indebtedness. Our failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that will govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness will depend on the generation of cash flow by our subsidiaries, including our international subsidiaries, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our operating results, financial condition and liquidity and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.
We may not have the funds necessary to finance the change of control offer required by the indenture governing our senior notes.
Upon the occurrence of a change of control of us and a downgrade below investment grade by Moody's Investor Services, Inc. and Standard & Poor's Rating Services, we will be required to offer to repurchase all of our outstanding senior notes. We did not receive any proceeds from the sale of the $1.0 billion aggregate principal amount of the Pfizer-owned notes and we paid an amount of cash equal to substantially all of the net proceeds that we received in the senior notes offering to Pfizer prior to the completion of the IPO. As a result of these and other factors, we may not have sufficient funds available to finance a change of control offer.
Our credit ratings may not reflect all risks of an investment in our senior notes.
The credit ratings assigned to our senior notes are limited in scope, and do not address all material risks relating to an investment in our senior notes, but rather reflect only the view of each rating agency at the time the rating is issued. There can be no assurance that such credit ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by the applicable rating agencies, if, in such rating agency's judgment, circumstances so warrant. Credit ratings are not a recommendation to buy, sell or hold any security. Each agency's rating should be evaluated independently of any other agency's rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, could affect the market prices of our securities and increase our borrowing costs.
Risks related to our relationship with Pfizer
We may not achieve some or all of the expected benefits of the Separation and Distribution.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and Distribution, or such benefits may be delayed or not occur at all. These expected benefits include the following:

•
improving strategic and operational flexibility, increasing management focus and streamlining decision-making by providing the flexibility to implement our strategic plan and to respond more effectively to different customer needs and the changing economic environment;

•	allowing us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, without competing for capital with Pfizer's other businesses;

•	creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our common stock; and

•
facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business.

24 |

We may not achieve the anticipated benefits of the Separation and Distribution for a variety of reasons, which could adversely affect our operating results and financial condition.
Pfizer controls the direction of our business and the concentrated ownership of our common stock prevents our stockholders from influencing significant decisions.
Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors. As long as Pfizer beneficially controls a majority of the voting power of our outstanding common stock with respect to a particular matter, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Pfizer were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Pfizer does not complete the Distribution or otherwise dispose of its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.
Pfizer's interests may not be the same as, or may conflict with, the interests of our other stockholders. Our stockholders, other than Pfizer, will not be able to affect the outcome of any stockholder vote while Pfizer controls the majority of the voting power of our outstanding common stock. As a result, Pfizer is able to control, directly or indirectly and subject to applicable law, all matters affecting us, including:

•	any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;

•	any determinations with respect to mergers, business combinations or disposition of assets;

•	our financing and dividend policy;

•	compensation and benefit programs and other human resources policy decisions;

•	termination of, changes to or determinations under our agreements with Pfizer relating to the Separation;

•	changes to any other agreements that may adversely affect us;

•	the payment of dividends on our common stock; and

•	determinations with respect to our tax returns.
Because Pfizer's interests may differ from ours or from those of our other stockholders, actions that Pfizer takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders.
The Distribution may not occur.
Pfizer has no obligation to complete the Distribution. Whether Pfizer proceeds with the Distribution, in whole or in part, is subject to a number of conditions, including the receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions and the continuing application of Pfizer's private letter ruling from the IRS and the receipt of opinions of counsel to the effect that such Distribution would be tax-free to Pfizer and its stockholders. Even if Pfizer elects to pursue the Distribution, Pfizer has the right to abandon or change the structure of the Distribution if Pfizer determines, in its sole discretion, that the Distribution is not in the best interest of Pfizer or its stockholders.
Furthermore, if the Distribution does not occur, or if Pfizer does not otherwise dispose of its shares of our common stock, the risks relating to Pfizer's control of us and the potential business conflicts of interest between Pfizer and us will continue to be relevant to our stockholders. The liquidity of shares of our common stock in the market may be constrained for as long as Pfizer continues to hold a significant position in our stock. A lack of liquidity in our Class A common stock could depress the price of our Class A common stock.
Our Class B common stock may remain as a separate class.
Each share of Class B common stock held by Pfizer or a subsidiary of Pfizer is convertible at any time into one share of Class A common stock at Pfizer's option but is not convertible if held by any other holder. As a result, if Pfizer were to distribute shares of Class B common stock in the Distribution, or otherwise dispose of its shares of Class B common stock, the new holders of such shares would not be able to convert the shares of Class B common stock into Class A common stock. In such event, we may apply to have our Class B common stock listed on a securities exchange. The existence of multiple classes of publicly traded common stock could depress the price of our Class A common stock.
If Pfizer were to distribute shares of Class B common stock in the Distribution, or otherwise dispose of its shares of Class B common stock, our Board of Directors may in the future consider a proposal to amend our certificate of incorporation to mandatorily convert Class B common stock to Class A common stock on a share-for-share basis, subject to the receipt of the required approval by our stockholders. If the proposal is approved by our Board of Directors and presented to our stockholders, a vote by (i) a majority of the shares of Class A common stock and Class B common stock, voting together as a single class, and (ii) a majority of the shares of the Class B common stock, voting as a separate class, will be required for the proposal to be approved. There will be no binding commitment by the Board to, and our Board of Directors may elect not to consider the issue or resolve to present any such proposal to our stockholders at any stockholders' meeting. Moreover, if presented, our stockholders may not approve any such conversion.
If Pfizer sells a controlling interest in our company to a third party in a private transaction, our stockholders may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third party.
Pfizer owns a significant equity interest in our company and has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

25 |

The ability of Pfizer to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our publicly-traded Class A common stock could prevent our stockholders from realizing any change-of-control premium on shares of our Class A common stock that may otherwise accrue to Pfizer on its private sale of our common stock. Additionally, if Pfizer privately sells its significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Pfizer sells a controlling interest in our company to a third party, our indebtedness may be subject to acceleration, Pfizer may terminate the R&D collaboration agreement and license agreement, and other transitional arrangements, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.
The Distribution or future sales by Pfizer or others of our common stock, or the perception that the Distribution or such sales may occur, could depress our Class A common stock price.
Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act of 1933, or the Securities Act, for so long as Pfizer is deemed to be our affiliate, unless the shares to be sold are registered with the Securities and Exchange Commission, or SEC. We are unable to predict with certainty whether or when Pfizer will sell a substantial number of shares of our common stock to the extent it retains shares following the Distribution or in the event the Distribution does not occur. The Distribution or sale by Pfizer of a substantial number of shares after the IPO, or a perception that the Distribution or such sales could occur, could significantly reduce the market price of our Class A common stock.
We, our officers and directors and Pfizer have agreed with the underwriters in the IPO that, without the prior written consent of J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, we and they will not, subject to certain exceptions and extensions, during the period ending 180 days after January 31, 2013 offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, or enter into any swap or other agreement that transfers to another, in whole or in part, any of the economic consequences of ownership of shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock or publicly disclose the intention to make any such offer, sale, pledge or disposition. J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares of our common stock subject to the lock-up.
In addition, if equity securities granted under the Zoetis 2013 Equity and Incentive Plan are sold or it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline substantially. These sales also could impede our ability to raise future capital.
We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Pfizer controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•	the requirement that our corporate governance committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	the requirement for an annual performance evaluation of our corporate governance and compensation committees.
While Pfizer controls a majority of the voting power of our outstanding common stock, we do not currently have and may not have in the future a majority of independent directors or corporate governance and compensation committees consisting entirely of independent directors and we will not be required to have written charters addressing these committees' purposes and responsibilities or have annual performance evaluations of these committees. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
As a result of the Separation, we will lose Pfizer's brand, reputation, capital base and other resources.
Prior to the IPO, as a business unit of Pfizer, we generally used the name “Pfizer Animal Health,” and we believe the association with Pfizer contributed to our building relationships with our customers due to Pfizer's globally recognized brand and perceived high-quality products. The Separation and Distribution could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products.
The loss of Pfizer's scale, capital base and financial strength may also prompt suppliers to reprice, modify or terminate their relationships with us. In addition, Pfizer's reduction of its ownership of our company may cause some of our existing agreements and licenses to be terminated. We cannot predict with certainty the effect the Separation or the Distribution may have on our business, our clients, vendors or other persons, or whether our new brand, Zoetis, will be accepted in the marketplace.

26 |

Pfizer may compete with us.
Pfizer is not restricted from competing with us in the animal health business, including as a result of acquiring a company that operates an animal health business. Due to the significant resources of Pfizer, including financial resources, name recognition and know-how resulting from the previous management of our business, Pfizer could have a significant competitive advantage over us should it decide to engage in the type of business we conduct, which may cause our operating results and financial condition to be materially adversely affected.
Certain of our directors may have actual or potential conflicts of interest because of their positions with Pfizer.
Frank A. D'Amelio (Executive Vice President, Chief Financial Officer and Business Operations for Pfizer), Geno J. Germano (President and General Manager, Specialty Care and Oncology for Pfizer), Douglas E. Giordano (Senior Vice President, Worldwide Business Development for Pfizer), Charles H. Hill (Executive Vice President, Worldwide Human Resources for Pfizer) and Amy W. Schulman (Executive Vice President and General Counsel, Business Unit Lead, Consumer Healthcare for Pfizer) serve on our Board of Directors and are employees of Pfizer. In addition, such directors may own Pfizer common stock, options to purchase Pfizer common stock or other Pfizer equity awards. These individual's holdings of Pfizer common stock, options to purchase common stock of Pfizer or other equity awards may be significant for some of these persons compared to these persons' total assets. Their position at Pfizer and the ownership of any Pfizer equity or equity awards creates, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for Pfizer than the decisions have for us.
Pfizer and its directors and officers have limited liability to us or our stockholders for breach of fiduciary duty.
Our certificate of incorporation provides that, subject to any contractual provision to the contrary, Pfizer will have no obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as we do;

•	doing business with any of our clients or consumers; or

•	employing or otherwise engaging any of our officers or employees.
Under our certificate of incorporation, neither Pfizer nor any officer or director of Pfizer, except as provided in our certificate of incorporation, is liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.
To preserve the tax-free treatment to Pfizer and/or its stockholders of the Separation, the debt-for-debt exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer and the potential Distribution, we may not be able to engage in certain transactions.
To preserve the tax-free treatment to Pfizer and/or its stockholders of the Separation, the debt-for-debt exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer, the potential Distribution and certain related transactions, under the tax matters agreement, we are restricted from taking any action that prevents the Separation, the debt-for-debt exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer, the potential Distribution and certain related transactions from being tax-free for U.S. federal, state, local and foreign income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including taking certain actions with respect to our 3.250% Senior Notes due 2023, which we refer to as the “2023 notes” and the use of our common stock to make acquisitions and equity capital market transactions that might increase the value of our business. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Tax matters agreement.
The assets and resources that we acquired from Pfizer in the Separation may not be sufficient for us to operate as a standalone company, and we may experience difficulty in separating our assets and resources from Pfizer.
Because we have not operated as a standalone company in the past, we may have difficulty doing so. We may need to acquire assets and resources in addition to those provided by Pfizer to our company, and in connection with the Separation, may also face difficulty in separating our assets from Pfizer's assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we have difficulty operating as a standalone company, fail to acquire assets that prove to be important to our operations or incur unexpected costs in separating our assets from Pfizer's assets or integrating newly acquired assets.
We will incur significant charges in connection with the Separation and incremental costs as a standalone public company.
We will need to replicate or replace certain functions, systems and infrastructure to which we no longer have the same access after the Separation. We may also need to make investments or hire additional employees to operate without the same access to Pfizer's existing operational and administrative infrastructure. These initiatives may be costly to implement. Due to the scope and complexity of the underlying projects relative to these efforts, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs is subject to change.
Prior to the Separation, Pfizer performed or supported many important corporate functions for our company. Our combined financial statements reflect charges for these services on an allocation basis. Following the Separation, many of these services will be governed by our transitional services agreement with Pfizer. Under the transitional services agreement we are able to use these Pfizer services for a fixed term established on a service-by-service basis. However, we generally have the right to terminate a service earlier if we give notice to Pfizer. Partial reduction in the provision of any service requires Pfizer's consent. In addition, either party is able to terminate the agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods.
We pay Pfizer mutually agreed-upon fees for these services, based on Pfizer's costs of providing the services. During the two years following the IPO, the markup for these services will be 0% and, for the remainder of the term of the agreement, Pfizer may introduce a markup of 7%, which we believe is consistent with arm's length pricing for the services provided. However, since our transitional services agreement was negotiated in the context of a parent-subsidiary relationship, the terms of the agreement, including the fees charged for the services, may be higher or lower

27 |

than those that would be agreed to by parties bargaining at arm's length for similar services and may be higher or lower than the costs reflected in the allocations in our historical financial statements. Third party costs are passed through to us at Pfizer's or its affiliates' cost. In addition, while these services are being provided to us by Pfizer, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited. Prior to the Distribution, if effected, Pfizer will have the unilateral right to resolve disputes under the transitional services agreement.
We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we receive from Pfizer under our transitional services agreement. Additionally, after the agreement terminates, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from Pfizer. When we begin to operate these functions separately, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Pfizer, which may not be addressed in our transitional services agreement. The level of this informal support may diminish or be eliminated in the future.
We may not be able to fully realize the expected benefits of our R&D agreement with Pfizer.
Prior to the Separation, as a business unit of Pfizer, we had the ability to leverage Pfizer's proprietary compound library and database to identify, research and develop compounds suitable as new product candidates for the animal health field. As part of the Separation, we entered into an R&D collaboration and license agreement with Pfizer, which we refer to as the “R&D agreement.” Pursuant to the R&D agreement, subject to certain restrictions, we will have continued access to Pfizer's compound library and database for a period of seven years and will have, subject to Pfizer's approval, the possibility to exclusively license compounds from Pfizer that we develop under the R&D agreement.
While the R&D agreement is intended to bolster our post-Separation R&D capabilities, certain terms of the R&D agreement may limit our ability to achieve this expected benefit, including:

•
Pfizer will retain ownership of, and license to us, the intellectual property that we develop under the R&D agreement. In many circumstances, the intellectual property we license from Pfizer will be non-exclusive as to Pfizer and third parties.

•	We are not assured access to Pfizer's newest programs.

•
Pfizer can prevent us from progressing pre-development compounds and, under certain circumstances, Pfizer may terminate our rights to a development stage compound by paying us the fair market value for such compound.

•
The R&D agreement may be terminated before the expiration of the seven year term in certain circumstances, including if we acquire an interest in or assets of a human pharmaceutical business, we enter into a definitive agreement relating to or undergo a change of control other than the Distribution or Pfizer acquires, or is acquired by, an animal health business.

Each of the foregoing terms and Pfizer's other rights under the R&D agreement and related licenses (if any), could limit our ability to realize the expected benefits of the R&D agreement. If we fail to achieve the expected benefits of the R&D agreement, it may be more difficult, time consuming or expensive for us to develop and commercialize certain new products, or may result in our products being later to market than those of our competitors. We may experience delays in new product development, which may result in our loss of the first-in-class products in a given therapeutic area.
For a summary description of the terms of the R&D collaboration and license agreement, see Item 13. Certain Relationships and Related Transactions, and Director Independence— Relationship with Pfizer—Research and development collaboration and license agreement.
We are dependent on Pfizer to prosecute, maintain and enforce certain intellectual property.
Under the patent and know-how license agreement (Pfizer as licensor), Pfizer is responsible for filing, prosecuting and maintaining patents that Pfizer licenses to us. Pfizer also has the first right, and in some cases the sole right, to enforce such patents. In addition, under the patent and know-how license agreement (Zoetis as licensor), subject to certain exceptions, Pfizer has the sole right to enforce the licensed patents if the enforcement relates to the human health field. If Pfizer fails to fulfill its obligations or chooses to not enforce the licensed patents under these agreements, we may not be able to prevent competitors from making, using and selling competitive products.
Pfizer's rights as licensor under the patent and know-how license could limit our ability to develop and commercialize certain products.
Under the patent and know-how license, Pfizer licenses to us certain of its intellectual property. If we fail to comply with our obligations under this license agreement and Pfizer exercises its right to terminate it, our ability to continue to research, develop and commercialize products incorporating that intellectual property will be limited. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or in limited instances, subject to Pfizer's right to terminate such license at will. These limitations and termination rights may make it more difficult, time consuming or expensive for us to develop and commercialize certain new products, or may result in our products being later to market than those of our competitors.
For a summary description of the terms of the patent and know-how license (Pfizer as licensor), see Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Intellectual property license agreements.

28 |

Risks related to our Class A common stock
The price of our Class A common stock may fluctuate substantially.
Our Class A common stock has a limited trading history and there may be wide fluctuations in the market value of our Class A common stock. Some factors that may cause the market price of our Class A common stock to fluctuate, in addition to the other risks mentioned in this section of our 2012 Annual Report, are:

•	our announcements or our competitors' announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	failures to meet external expectations or management guidance;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•
changes in our capital structure or dividend policy, including as a result of the Distribution, future issuances of securities, sales of large blocks of common stock by our stockholders, including Pfizer, or our incurrence of additional debt;

•	reputational issues;

•	changes in general economic and market conditions in any of the regions in which we conduct our business;

•	changes in industry conditions or perceptions;

•	changes in applicable laws, rules or regulations and other dynamics; and

•	announcements or actions taken by Pfizer as our principal stockholder.
In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
While we currently intend to pay a quarterly cash dividend to our common stockholders, we may change our dividend policy at any time.
On March 28, 2013, our Board of Directors declared the 2013 second quarter dividend of $0.065 per share to be paid on June 6, 2013 to holders of record on May 1, 2013. Although we currently intend to pay a quarterly cash dividend to our Class A common stockholders and Class B common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends to holders of our Class A common stock and Class B common stock is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the U.S., impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
Provisions in our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law may prevent or delay an acquisition of us, which could decrease the trading price of our Class A common stock.
Our amended and restated certificate of incorporation, which we refer to as “our certificate of incorporation,” and amended and restated by-laws, which we refer to as “our by-laws,” contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:

•	a Board of Directors that is divided into three classes with staggered terms;

•	a dual class equity structure;

•	rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our Board of Directors to issue preferred stock without stockholder approval; and

•	limitations on the right of stockholders to remove directors.
In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our stockholders' best interests.

29 |

If Pfizer makes the Distribution, and there is later a determination that the Separation, the debt-for-debt exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer and/or the Distribution is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling and/or any tax opinion are incorrect or for any other reason, then Pfizer and its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.
Pfizer has received a private letter ruling from the IRS substantially to the effect that, among other things, the Distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. If pursued, completion by Pfizer of the Distribution would be conditioned on, among other things, the continuing application of Pfizer's private letter ruling from the IRS and the receipt of opinions of tax counsel, to the effect that, among other things, the Distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The ruling relies and the opinions will rely on certain facts, assumptions, representations and undertakings from Pfizer and us regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Pfizer and its stockholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Separation, the debt-for-debt exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer and/or the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Pfizer or us after the Distribution. If the Separation, the debt-for-debt exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer and/or the Distribution is determined to be taxable for U.S. federal income tax purposes, Pfizer and/or its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities under applicable law or under the tax matters agreement.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have R&D operations co-located with certain of our manufacturing sites in Australia, Brazil, Belgium, China, Spain and the U.S. to facilitate the efficient transfer of production processes from our laboratories to manufacturing sites. In addition, we maintain R&D operations at non-manufacturing locations in Belgium, Brazil, Canada, India and the U.S. As part of the Separation, Pfizer conveyed to us its interest in each of these R&D facilities, with the exception of our Mumbai, India facility, which we expect Pfizer to transfer to us for agreed upon cash consideration in the future, and, in the interim, we are leasing this facility from Pfizer. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.4 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet.
The address of our principal executive offices is currently 5 Giralda Farms, Madison, New Jersey 07940. In March 2013, we announced that we signed an office lease in Florham Park, New Jersey, and will be relocating our principal executive offices in the first half of 2013.
Following the Separation, our global manufacturing network will be comprised of 13 “anchor” and 16 “satellite” manufacturing sites and Pfizer will continue to manufacture products for us at 14 Pfizer sites located in 13 countries. Included in these 14 Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a period of time. These 14 Pfizer sites consist of sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured human health products. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network was more than 0.6 million square feet. In addition, our global manufacturing network will continue to be supplemented by approximately 200 CMOs. See Item 1. Business—Manufacturing and Supply Chain and Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Master manufacturing and supply agreements.
We own or lease various additional properties for other business purposes including office space, warehouses and logistics centers. In addition, under the transitional services agreement we entered into with Pfizer, Pfizer granted us continued access to certain of its premises occupied by our employees prior to the IPO.
We believe that our existing properties, as supplemented by sites operated by CMOs, including Pfizer, and access to Pfizer facilities provided under the transitional services agreement are adequate for our current requirements and for our operations in the foreseeable future.
Item 3. Legal Proceedings.
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of U.S. and foreign competition law, labor laws, consumer protection laws, and environmental laws and regulations, as well as claims or litigation relating to product liability, intellectual property, securities, breach of contract and tort. We operate in multiple jurisdictions and, as a result, a claim in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions. We intend to defend vigorously against any pending or future claims and litigation.
At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management's attention and may materially adversely affect our reputation, even if resolved in our favor.

30 |

Certain legal proceedings in which we are involved are discussed in Notes to Combined Financial Statements—Note 16. Commitments and Contingencies.
Item 4. Mine Safety Disclosures.
Not applicable.

31 |

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On January 31, 2013, our registration statement on Form S-1 (File No. 333-183254) was declared effective for the IPO, pursuant to which we registered the offering and sale of 99,015,000 shares of our Class A common stock, including 12,915,000 additional shares pursuant to the underwriters' option to purchase additional shares. The IPO was completed on February 6, 2013, at a public offering price of $26.00 per share for an aggregate gross offering price of approximately $2.57 billion.
Instead of selling shares of our Class A common stock directly to the underwriters for cash in the IPO, Pfizer first exchanged the shares of our Class A common stock to be sold in the IPO with certain of the underwriters, which we refer to, in such role, as the “debt-for-equity exchange parties,” for outstanding indebtedness of Pfizer held by the debt-for-equity exchange parties. The debt-for-equity exchange parties then sold shares to the underwriters for cash. This debt-for-equity exchange occurred on the settlement date of the IPO immediately prior to the settlement of the debt-for-equity exchange parties' sale of the shares to the underwriters.
We did not receive any proceeds from the sale of shares of our common stock by the debt-for-equity exchange parties, including any shares sold by the debt-for-equity exchange parties in connection with the exercise of the underwriters' option to purchase additional shares. The managing underwriters were J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC. As a result of the offering, the debt-for-equity exchange parties received net proceeds of approximately $2.48 billion, after deducting underwriting discounts and commissions of approximately $95 million.
Shares of our Class A common stock are traded on the NYSE (symbol ZTS). Shares of our Class A common stock have only been publicly traded since February 1, 2013; as a result, we have not set forth quarterly information with respect to the high and low prices for our common stock and the dividends declared on our common stock for the two most recent fiscal years. As of March 14, 2013, there were 32,145 stockholders of record of our Class A common stock. As of the date of this 2012 Annual Report, Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors. See Item 1. Business—Recent Developments.
We did not purchase any of our equity securities, nor did we sell any securities, other than to Pfizer upon our formation, pursuant to any unregistered offering, during the period covered by this report.
Dividend Policy
We expect to pay quarterly cash dividends to holders of our Class A common stock and Class B common stock of $0.065 per share, subject to the approval of our Board of Directors. On March 28, 2013, our Board of Directors declared the 2013 second quarter dividend of $0.065 per share to be paid on June 6, 2013 to holders of record on May 1, 2013.
The declaration and payment of dividends to holders of our Class A common stock and Class B common stock will be at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the U.S., impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant. In addition, the instruments governing our indebtedness may limit our ability to pay dividends. Therefore, no assurance is given that we will pay any dividends to our common stockholders or as to the amount of any such dividends if our Board of Directors determines to do so.
Because we are a holding company, our ability to pay cash dividends on our common stock will depend on the receipt of dividends or other distributions from our subsidiaries.
Item 6. Selected Financial Data.
The following table sets forth our selected historical combined financial data for the periods indicated.
The selected historical combined statements of income data for the years ended December 31, 2012, 2011 and 2010 and the selected historical combined balance sheet data as of December 31, 2012 and 2011 presented below have been derived from our audited combined financial statements included in Item 8. Financial Statements and Supplementary Data. The selected historical combined balance sheet data as of December 31, 2010, presented below have been derived from our audited combined financial statements not included in this 2012 Annual Report. The selected historical combined balance sheet data as of December 31, 2009 and 2008 have been derived from unaudited combined financial information not included in this 2012 Annual Report.
The revenue data for the year ended December 31, 2009 is derived from our audited combined financial statements not included in this report, and the revenue data for the year ended December 31, 2008, is derived from unaudited combined financial information not included in this 2012 Annual Report.
Our combined financial statements include expense allocations for certain support functions that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as well as certain manufacturing and supply costs incurred by manufacturing sites that are shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group. Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific

32 |

identification is not practicable, proportional cost allocation methods (e.g., using third-party sales, headcount, animal health identified manufacturing costs, etc.), depending on the nature of the services and/or costs.
The financial statements included in this 2012 Annual Report may not be indicative of our future performance and do not necessarily reflect what our financial position and results of operations would have been had we operated as a standalone public company during the periods presented, including changes that will occur in our operations and capital structure as a result of the Separation.
You should read the selected historical combined financial data set forth below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our combined financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,(a)
(MILLIONS, EXCEPT PER SHARE AMOUNTS)	2012	2011	2010	2009	2008 (b)
Statement of income data:
Revenues	$4,336	$4,233	$3,582	$2,760	$2,825
Net income/(loss) attributable to Zoetis	436	245	110	(100)	NA
Balance sheet data:
Total assets	$6,262	$5,711	$5,284	$5,598	$2,993
Long-term obligations(c)	509	575	673	728	—
Other data:
Adjusted net income(d)	$539	$503	$275	$189	NA
Earnings per share — basic and diluted(e):
Net income/(loss) attributable to Zoetis	$0.87	$0.49	$0.22	$(0.20)	NA
Weighted average shares outstanding — basic
and diluted	500	500	500	500	500
NA: Not Available
Certain amounts may reflect rounding adjustments.

(a)
Starting in 2011, includes the King Animal Health (KAH), business acquired as part of Pfizer's acquisition of King Pharmaceuticals, Inc., commencing on the acquisition date of January 31, 2011. Starting in 2009, includes Fort Dodge Animal Health (FDAH), operations, acquired as part of Pfizer's acquisition of Wyeth, commencing on the acquisition date of October 15, 2009. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparability of historical results and our relationship with Pfizer—Recent significant acquisitions and government-mandated divestitures.

(b)
Certain information for 2008 is not available. Over the last five years, there have been significant changes in Pfizer’s corporate structure and a number of restructurings and personnel changes which have impacted our business. As such, it is not practicable for us to determine net income/(loss) for the year ended December 31, 2008.

(c)
Starting in 2009, primarily includes an allocation of Pfizer debt that was issued to partially finance the acquisition of Wyeth (including FDAH) in 2009. The debt has been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth.

(d)
Adjusted net income (a non-GAAP financial measure) is defined as reported net income attributable to Zoetis excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Management uses adjusted net income, among other factors, to set performance goals and to measure the performance of the overall company, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. We believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. Reconciliations of U.S. GAAP reported net income attributable to Zoetis to non-GAAP adjusted net income for the years ended December 31, 2012, 2011 and 2010 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.

(e)
For each of the years presented, the weighted average number of shares outstanding is calculated using an aggregate of 500 million shares of Class A and Class B common stock outstanding. The same number of shares outstanding has been used to calculate basic and diluted earnings per share.

33 |

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
Our management’s discussion and analysis of financial condition and results of operations (MD&A) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. This MD&A should be read in conjunction with our combined financial statements and notes to combined financial statements included in Item 8. Financial Statements and Supplementary Data. The discussion in this MD&A contains a description of our historical performance for periods in which we operated as a business unit of Pfizer, as well as forward-looking statements that involve substantial risks and uncertainties. Our future results could differ materially from historical performance and from those anticipated in the forward-looking statements as a result of various factors such as those discussed in Item 1A. Risk Factors, and in the Forward-looking statements and factors that may affect future results and Comparability of historical results and our relationship with Pfizer sections of this MD&A.
This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business.	34
Our performance	Information regarding our 2012 and 2011 financial performance.	35
Our operating environment	Information regarding the animal health industry and factors that affect our company.	35
Our growth strategies	An explanation of our growth strategies.	37
Components of revenues and costs and expenses	An explanation of the components of our combined statements of income.	37
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the combined financial statements.	38
Significant accounting policies and application of critical accounting estimates	Accounting policies and estimates that we consider important to understanding our combined financial statements.	39
Analysis of the combined	Consists of the following for all periods presented:
statements of income	• Revenues: An analysis of our revenues in total, by operating segment and by species.	41
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	44
	• Provision for taxes on income: A discussion of items impacting our effective tax rates.	47
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	47
Analysis of the combined statements of comprehensive income/(loss)	An analysis of the components of comprehensive income for all periods presented.	50
Analysis of the combined balance sheets	A discussion of changes in certain balance sheet accounts for all balance sheets presented.	50
Analysis of the combined statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	50
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	51
New accounting standards	Accounting standards that we have recently adopted.	53
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A and elsewhere in this 2012 Annual Report.	53
Overview of our business
We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. For more than 60 years, as a business unit of Pfizer, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
The animal health medicines and vaccines industry is characterized by meaningful differences in customer needs across different regions. As a result of these differences, among other things, we manage our operations through four geographic operating segments. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. Our four operating segments are the United States (U.S.), Europe/Africa/Middle East (EuAfME), Canada/Latin America (CLAR) and Asia/Pacific (APAC). See Notes to Combined Financial Statements—Note 17. Segment, Geographic and Other Revenue Information.
On February 6, 2013, an initial public offering (IPO) of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. Currently, Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common

34 |

stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors. On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange under the symbol “ZTS.” Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We refer to the transactions to separate our business from Pfizer as described here and elsewhere in the 2012 Annual Report, as the Separation. For additional information, see Notes to Combined Financial Statements—Note 19. Subsequent Events.
Pfizer has informed us that it may make a tax-free distribution to its shareholders of all or a portion of its remaining equity interest in us, which may include one or more distributions effected as a dividend to all Pfizer shareholders, one or more distributions in exchange for Pfizer shares or other securities, or any combination thereof. We refer to any such potential distribution as the Distribution. Pfizer has no obligation to pursue or consummate any further dispositions of its ownership interest in us, including through the Distribution, by any specified date or at all.
We directly market our products to livestock producers and veterinarians located in approximately 70 countries across North America, Europe, Africa, Asia, Australia and Latin America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and India, we believe we are the largest animal health medicines and vaccines business as measured by revenues across emerging markets as a whole. Emerging markets contributed 26% of our revenues for the year ended December 31, 2012. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
We believe our investments in the industry’s largest sales organization, including our extensive network of technical and veterinary operations specialists, our high-quality manufacturing and reliability of supply, and our long track record of developing products that meet customer needs, has led to enduring and valued relationships with our customers. Our R&D efforts enable us to deliver innovative products to address unmet needs and evolve our product lines so they remain relevant for our customers.
Our performance
A summary of our 2012 performance compared to 2011 follows:

(MILLIONS OF DOLLARS)	2012	2011	% Change
Revenues	$4,336	$4,233	2
Net income attributable to Zoetis	436	245	78
Adjusted net income(a)	539	503	7
(a) Adjusted net income is a non-GAAP financial measure. See page 48 for more information.
Our operating environment
Industry
The animal health industry, which focuses on both livestock and companion animals, is a growing industry that impacts billions of people worldwide. The primary livestock species for the production of animal protein are cattle (both beef and dairy), swine, poultry, sheep and fish. Livestock health and production are essential to meeting the growing demand for animal protein of a global population. Factors influencing growth in demand for livestock medicines and vaccines include:

•	human population growth and increasing standards of living, particularly in many emerging markets;

•	increasing demand for improved nutrition, particularly animal protein;

•
natural resource constraints, such as scarcity of arable land, fresh water and increased competition for cultivated land, resulting in fewer resources that will be available to meet this increased demand for animal protein; and

•	increased focus on food safety.
The primary companion animal species are dogs, cats and horses. Industry sources indicate that companion animals improve the physical and emotional well-being of pet owners. Factors influencing growth in demand for companion animal medicines and vaccines include:

•	economic development and related increases in disposable income, particularly in many emerging markets;

•	increasing pet ownership; and

•	companion animals living longer, increasing medical treatment of companion animals and advances in companion animal medicines and vaccines.
Product development initiatives
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We believe we are an industry leader in animal health R&D, with a track record of generating new products and brand lifecycle developments. The majority of our R&D programs focus on brand lifecycle development, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations.

35 |

Perceptions of product quality, safety and reliability
We believe that animal health medicines and vaccines customers value high-quality manufacturing and reliability of supply. The importance of quality and safety concerns to pet owners, veterinarians and livestock producers also contributes to animal health brand loyalty, which we believe often continues after the loss of patent-based and regulatory exclusivity. We depend on positive perceptions of the safety and quality of our products, and animal health products generally, by our customers, veterinarians and end-users.
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, are the subject of global scientific and regulatory discussion. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (topical, oral, intramuscular/subcutaneous injections, or intravenous). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take restrictive actions even when there is scientific uncertainty. Historically, antibacterials for livestock have represented a significant portion of our revenues. We cannot predict whether antibacterial resistance concerns will result in additional restrictions or bans, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals.
The overall economic environment
In addition to industry-specific factors, we, like other businesses, continue to face the effects of the current challenging economic environment. Growth in both the livestock and companion animal sectors is driven by overall economic development and related growth, particularly in many emerging markets. Certain of our customers and suppliers have been affected directly by the economic downturn, which could decrease the demand for our products or hinder our ability to collect amounts due from customers.
However, the cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products improves livestock producers’ economic outcomes. As a result, demand for our products has typically been more stable than demand for other production inputs. Similarly, industry sources report that pet owners indicate a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care.
Competition
The animal health industry is competitive. Although our business is the largest by revenues in the animal health medicines and vaccines industry, we face competition in the regions and sectors in which we compete. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. In addition to competition from established market participants, there could be new entrants to the animal health medicines and vaccines industry in the future. In certain markets, we also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the U.S. However, there is no large, well-capitalized company focused on generic animal health products that exists as a global competitor in the industry.
Weather conditions and the availability of natural resources
The animal health industry and demand for many of our animal health products in a particular region are affected by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from pests, such as ticks. As a result, we may experience regional and seasonal fluctuations in our results of operations.
In addition, livestock producers depend on the availability of natural resources, including large supplies of fresh water. Their animals’ health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth or floods, droughts or other weather conditions. In the event of adverse weather conditions or a shortage of fresh water, livestock producers may purchase less of our products.
For example, the drought currently impacting the U.S. is considered the worst in many years, impacting both the supply of corn and the availability of grazing pasture. The decrease in harvested corn has resulted in higher corn prices, which has impacted the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock size that may result in reduced spending on animal health products. Reduced availability of grazing pasture may also force cattle producers to cull their herds. Fewer heads of cattle would result in reduced demand for our products. A prolonged drought could have a material adverse effect on our operating results and financial condition. Our current expectations are that the drought may affect our performance in 2013.  Factors influencing the magnitude and timing of any effects of a drought on our performance include, but may not be limited to, weather patterns and herd management decisions taken by livestock producers
Disease outbreaks
Sales of our livestock products could be adversely affected by the outbreak of disease carried by animals. Outbreaks of disease may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere. Alternatively, sales of products that treat specific disease outbreaks may increase. For example, in 2012, we successfully launched a vaccine for horses against the deadly Hendra virus in Australia.
Foreign exchange rates
Significant portions of our revenues and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. In 2012, approximately 54% of our revenues were

36 |

denominated in foreign currencies. As a business unit of Pfizer and under Pfizer’s global cash management system, we sought to manage our foreign exchange risk in part through operating means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Going forward, we will evaluate if a similar approach to managing foreign exchange risk is appropriate for our company. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financials and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. Approximately 46% of our total revenues occur in U.S. dollars, and in 2012 our year-over-year revenue growth was unfavorably impacted by 4% from changes in foreign currency values relative to the U.S. dollar.
For example, on February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivar per U.S. dollar. We incurred a foreign currency loss immediately on the devaluation as a result of remeasuring the local balance sheets, and we will experience ongoing adverse impacts to earnings as our revenues, costs and expenses will be translated into U.S. dollars at lower rates. The impacts are not expected to be significant to our financial condition or results of operations.
Our growth strategies
We seek to enhance the health of animals and to bring solutions to our customers who raise and care for them. We have a global presence in both developed and emerging markets and we intend to grow our business by pursuing the following core strategies:

•
leverage our direct local presence and strong customer relationships—Through our direct selling commercial model, we can deepen our understanding of our customers’ businesses and can encourage the adoption of more sophisticated animal health products;

•
further penetrate emerging markets—We seek to maximize our presence where economic development is driving increased demand for animal protein and increased demand for and spending on companion animals;

•
pursue new product development and value-added brand lifecycle development to extend our product portfolio—New product R&D and brand lifecycle development enable us to deliver innovative products to address unmet needs and evolve our product lines so they remain relevant for our customers. We seek to leverage our strong direct presence in many regions and cost-effectively develop new products;

•
remain the partner of choice for access to new products and technologies—We seek to continue to support cutting-edge research and secure the right to develop and commercialize new products and technologies;

•
continue to provide high-quality products and improve manufacturing production margins—We believe our manufacturing and supply chain provides us with a global platform for continued expansion, including in emerging markets, and that our quality and reliability differentiate us from our competitors; and

•
expand into complementary businesses to become a more complete, trusted partner in providing solutions—We believe we have the potential to generate incremental and complementary revenues, in the areas of diagnostics, genetics, devices and services such as dairy data management, e-learning and professional consulting, which could also enhance the loyalty of our customer base and may lead to increased product sales.

Components of revenues and costs and expenses
Our revenues, costs and expenses are reported for the fiscal year ended December 31 for each year presented, except for operations outside the U.S., for which the financial information is included in our combined financial statements for the fiscal year ended November 30 for each year presented.
Revenues
Our revenues are primarily derived from our diversified product portfolio of medicines and vaccines used to treat livestock and companion animals. Generally, our products are sold to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists. The depth of our product portfolio enables us to address the varying needs of different customers. In 2012, our top selling product line, the Ceftiofur line, contributed approximately 7% of our revenues. The Ceftiofur line and our next two top selling products, Revolution and Draxxin, contributed approximately 20% of our revenues. Our top ten best-selling product lines contributed approximately 39% of our revenues. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenues in 2012, see Item 1. Business—Products.
Costs and expenses
Costs of sales consist primarily of cost of materials, facilities and other infrastructure used to manufacture our medicine and vaccine products and royalty expenses associated with the intellectual property of our products, when relevant.
Selling, general and administrative (SG&A) expenses consist of, among other things, the internal and external costs of marketing, promotion, advertising and shipping and handling as well as certain costs related to business technology, facilities, legal, finance, human resources, business development, public affairs and procurement.
Research and development (R&D) expenses consist primarily of project costs specific to new product R&D and brand lifecycle development, overhead costs associated with R&D operations and investments that support local market clinical trials for approved indications. We do not disaggregate R&D expenses by research stage or by therapeutic area for purposes of managing our business.

37 |

Amortization of intangible assets consists primarily of the amortization expense for identifiable finite-life intangible assets that have been acquired through business combinations. These assets consist of, but are not limited to, developed technology, brands and trademarks.
Restructuring charges and certain acquisition-related costs consist of all restructuring charges (those associated with acquisition activity and those associated with cost reduction/productivity initiatives), as well as costs associated with acquiring and integrating businesses. Restructuring charges are associated with employees, assets and activities that will not continue in the company. Acquisition-related costs are associated with acquiring and integrating acquired businesses, such as the King Animal Health business in 2011 and the Fort Dodge Animal Health business in 2009, and may include transaction costs and expenditures for consulting and the integration of systems and processes.
Other (income)/deductions—net consist primarily of various items including net interest (income)/expense, net (gains)/losses on asset disposals, royalty-related income and certain asset impairment charges.
Comparability of historical results and our relationship with Pfizer
During the periods covered by the combined financial statements in this 2012 Annual Report, we operated solely as a business unit of Pfizer. The combined financial statements have been derived from the consolidated financial statements and accounting records of Pfizer and include allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. These combined financial statements do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as a standalone public company during the periods presented. In addition, the historical combined financial statements may not be reflective of what our results of operations, comprehensive income/(loss), financial position, equity or cash flows might be in the future as a standalone public company.
For a detailed description of the basis of presentation and an understanding of the limitations of the predictive value of the historical combined financial statements, see Notes to Combined Financial Statements—Note 2. Basis of Presentation.
The historical balance sheets may not be comparable to the opening balance sheet of the standalone company, which will reflect the transfer by Pfizer of substantially all of its animal health business to us. Non-comparable elements will include, for example, the allocation of Pfizer debt, which was not transferred, and cash and cash equivalents, which were adjusted in conjunction with the completion of the IPO.
Our historical expenses are not necessarily indicative of the expenses we may incur in the future as a standalone public company. With respect to support functions, for example, our historical combined financial statements include expense allocations for certain support functions that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others. Pursuant to agreements with Pfizer, Pfizer will continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we will incur other costs to replace the services and resources that will not be provided by Pfizer. We will also incur additional costs as a standalone public company. As a standalone public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from Pfizer. We estimate that these costs may exceed the allocated amounts for full year 2012 by a range of approximately $15 million to $25 million in 2013. In addition, we expect to incur internal costs to implement certain new systems, including infrastructure and an enterprise resource planning system, while our legacy systems are being fully supported by Pfizer under the transitional services agreement. We estimate these costs to range between approximately $30 million to $40 million in 2013 and 2014.
We also expect to incur certain non-recurring costs related to becoming a standalone public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of a standalone infrastructure, site separation and certain legal registration and patent assignment costs. We expect these costs to range between approximately $170 million to $200 million in 2013 and $70 million to $100 million in 2014. These estimates exclude the impact of any depreciation or amortization of capitalized separation expenditures. In addition, many of our employees currently participate in certain Pfizer equity award plans. Upon any Distribution, Pfizer will accelerate the vesting of, or in some cases the settlement of, on a pro rata basis, certain of the outstanding Pfizer equity awards, which will result in the recognition of additional expense.
Some of our products are manufactured at sites that will be retained by Pfizer or that were operated by Pfizer under a sale-leaseback arrangement. In 2013, pursuant to the master manufacturing and supply agreement with Pfizer, we purchase these products from Pfizer. The historical combined statements of income include allocations of certain manufacturing and supply costs incurred by the manufacturing sites that would not have been charged to us under the master manufacturing and supply agreement with Pfizer had such agreement been in effect in the periods presented, such as operating variances, as well as purchase price and volume variances under a certain threshold. The costs allocated in the historical combined statements of income are higher than the amounts that would have been charged by Pfizer under the master manufacturing and supply agreement, had it been in effect during the periods presented, by approximately $10 million for the year ended December 31, 2012 and approximately $14 million for the year ended December 31, 2011. In connection with the IPO, we and Pfizer have entered into certain agreements that will provide a framework for our ongoing relationship with Pfizer. See Notes to Combined Financial Statements—Note 19D. Subsequent Events—Agreements with Pfizer.
Public company expenses
As a result of the IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. We will have additional procedures and practices to establish as a standalone public company. As a result, we will incur additional costs, including internal audit, investor relations, stock administration and regulatory compliance costs.
Recent significant acquisitions and government-mandated divestitures
The assets, liabilities, operating results and cash flows of acquired businesses are included in our results commencing from their respective acquisition dates.

38 |

The King Animal Health business (KAH) was acquired by Pfizer as part of its acquisition of King Pharmaceuticals, Inc. (acquired on January 31, 2011), strengthening our position in the poultry business with a medicated feed additives business and other poultry products and further strengthening our position in the cattle and swine businesses. See Notes to Combined Financial Statements—Note 4A. Acquisitions, Divestitures and Certain Investments—Acquisition of King Animal Health. Our combined financial statements for the year ended December 31, 2011 reflect eleven months of KAH’s U.S. operations and ten months of KAH’s international operations.
The Fort Dodge Animal Health business (FDAH) was acquired by Pfizer as part of its acquisition of Wyeth (acquired on October 15, 2009), adding to our portfolio a broad array of companion animal and livestock brands and strengthening our vaccine portfolio, including a complementary poultry vaccines business. In connection with this acquisition, we made certain government-mandated divestitures. See Notes to Combined Financial Statements—Note 4C. Acquisitions, Divestitures and Certain Investments—Divestitures.
Delays in establishing new operating subsidiaries
Due to local regulatory and operational requirements in certain non-U.S. jurisdictions, the transfer to us of certain assets and liabilities of Pfizer's animal health business has not yet legally occurred. We do not expect these assets and liabilities to be material to our combined financial statements, individually or in the aggregate.
Significant accounting policies and application of critical accounting estimates
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. For a description of our significant accounting policies, see Notes to Combined Financial Statements—Note 3. Significant Accounting Policies.
We believe that the following accounting policies are critical to an understanding of our combined financial statements as they require the application of the most difficult, subjective and complex judgments and, therefore, could have the greatest impact on our financial statements: (i) acquisitions (Note 3C); (ii) fair value (Note 3D); (iii) revenues (Note 3F); (iv) asset impairment reviews (Note 3J); and (v) contingencies (Notes 3N and 3Q).
Below are some of our more critical accounting estimates. See also Notes to Combined Financial Statements—Note 3B. Significant Accounting Policies— Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions.
Acquisitions and fair value
For a discussion about the application of fair value to our recent acquisitions, see Notes to Combined Financial Statements—Note 4. Acquisitions, Divestitures and Certain Investments.
For a discussion about the application of fair value to our allocated long-term debt, see Notes to Combined Financial Statements—Note 9D. Financial Instruments—Allocated Long-Term Debt.
For a discussion about the application of fair value to our asset impairment reviews, see Asset impairment reviews below.
Revenues
Our gross product revenues are subject to deductions that are generally estimated and recorded in the same period that the revenues are recognized and primarily represent sales returns and revenue incentives. For example:

•
for sales returns, we perform calculations in each market that incorporate the following, as appropriate: local returns policies and practices; returns as a percentage of revenues; an understanding of the reasons for past returns; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, product recalls, discontinuation of products or a changing competitive environment; and

•	for revenue incentives, we use our historical experience with similar incentives programs to estimate the impact of such programs on revenues.
If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected. Although the amounts recorded for these revenue deductions are heavily dependent on estimates and assumptions, historically our adjustments to actual results have not been material. The sensitivity of our estimates can vary by program, type of customer and geographic location.
Amounts recorded for revenue deductions can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For further information about the risks associated with estimates and assumptions, see Notes to Combined Financial Statements—Note 3B. Significant Accounting Policies—Estimates and Assumptions.
Asset impairment reviews
We review all of our long-lived assets for impairment indicators throughout the year and we perform detailed testing whenever impairment indicators are present. In addition, we perform impairment testing for goodwill and indefinite-lived assets at least annually. When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets.
Our impairment review processes are described below and in Notes to Combined Financial Statements—Note 3J. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets and, for deferred tax assets, in Note 3N. Significant Accounting Policies—Deferred Tax Assets and Liabilities and Income Tax Contingencies.
Examples of events or circumstances that may be indicative of impairment include:

39 |

•
a significant adverse change in the extent or manner in which an asset is used. For example, restrictions imposed by the regulatory authorities could affect our ability to manufacture or sell a product.

•
a projection or forecast that demonstrates losses or reduced profits associated with an asset. This could result, for example, from the introduction of a competitor’s product that results in a significant loss of market share or the inability to achieve the previously projected revenue growth, or from the lack of acceptance of a product by customers.

Our impairment reviews of most of our long-lived assets depend heavily on the determination of fair value, as defined by U.S. GAAP, and these judgments can materially impact our results of operations. A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Combined Financial Statements—Note 3B. Significant Accounting Policies—Estimates and Assumptions.
Intangible assets other than goodwill
As a result of our intangible asset impairment review work, we recognized a number of impairments of identifiable intangible assets other than goodwill.
We recorded the following identifiable intangible asset impairment charges in Other (income)/deductions—net:

•
In 2012, the asset impairment charges reflect: (i) approximately $2 million of finite-lived companion animal developed technology rights; (ii) approximately $1 million of finite-lived trademarks related to genetic testing services; and (iii) approximately $2 million of finite-lived patents related to poultry technology. The intangible asset impairment charges for 2012 reflect, among other things, loss of revenues as a result of negative market conditions and, with respect to the poultry technology, a re-assessment of economic viability.

•
In 2011, the asset impairment charges reflect: (i) approximately $30 million of finite-lived intangible assets related to parasiticides technology as a result of declining gross margins and increased competition; (ii) approximately $12 million of finite-lived intangible assets related to equine influenza and tetanus technology due to third-party supply issues; (iii) approximately $10 million of finite-lived intangible assets related to genetic testing services that did not find consumer acceptance; and (iv) approximately $17 million related to acquired in-process research and development, or IPR&D projects (acquired from Vetnex in 2010 and from FDAH in 2009), as a result of the termination of the development programs due to a re-assessment of their economic viability.

When we are required to determine the fair value of intangible assets other than goodwill, we use an income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the asset, which includes the application of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections, the impact of technological risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $20 million as of December 31, 2012) and newly acquired or recently impaired indefinite-lived brand assets (none at December 31, 2012). IPR&D assets are higher-risk assets, because R&D is an inherently risky activity. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment because the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.
For a description of our accounting policy, see Notes to Combined Financial Statements—Note 3J. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
Goodwill
As a result of our goodwill impairment review work, we concluded that none of our goodwill is impaired as of December 31, 2012. While all reporting units can confront events and circumstances that can lead to impairment, we do not believe that the risk of goodwill impairment for any of our reporting units is significant at this time.
When we are required to determine the fair value of a reporting unit, we use the income approach. The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, the method that we use is the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then we apply a reporting unit-specific discount rate to arrive at a net present value. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of technological risk and competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
For all of our reporting units, there are a number of future events and factors that may impact future results and that could potentially have an impact on the outcome of subsequent goodwill impairment testing. For a list of these factors, see Forward-looking statements and information that may affect future results.
For a description of our accounting policy, see Notes to Combined Financial Statements—Note 3J. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

40 |

Contingencies
For a discussion about income tax contingencies, see Notes to Combined Financial Statements—Note 7C. Tax Matters—Tax Contingencies.
For a discussion about legal contingencies, guarantees and indemnifications, see Notes to Combined Financial Statement—Note 16. Commitments and Contingencies.
Analysis of the combined statements of income
The following discussion and analysis of our combined statements of income should be read along with our combined financial statements and the notes thereto, which reflect the results of operations of the business transferred to us from Pfizer. For more information on the carve-out basis of presentation, see Notes to Combined Financial Statements—Note 2. Basis of Presentation.

	Year Ended December 31,(a)			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Revenues	$4,336	$4,233	$3,582	2	18
Costs and expenses:
Cost of sales(b)	1,563	1,652	1,444	(5)	14
% of revenues	36%	39%	40%
Selling, general and administrative expenses(b)	1,470	1,453	1,382	1	5
% of revenues	34%	34%	39%
Research and development expenses(b)	409	427	411	(4)	4
% of revenues	9%	10%	11%
Amortization of intangible assets	64	69	58	(7)	19
Restructuring charges and certain acquisition-related costs	135	154	202	(12)	(24)
Other (income)/deductions—net(c)	(15)	84	(93)	*	*
Income before provision for taxes on income	710	394	178	80	121
% of revenues	16%	9%	5%
Provision for taxes on income	274	146	67	88	118
Effective tax rate	38.6%	37.1%	37.6%
Net income before allocation to noncontrolling interests	436	248	111	76	123
Less: Net income attributable to noncontrolling interests	—	3	1	(100)	200
Net income attributable to Zoetis	$436	$245	$110	78	123
% of revenues	10%	6%	3%
Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful.

(a)	Includes revenues and expenses from acquisitions from the acquisition date. See Notes to Combined Financial Statements—Note 4. Acquisitions, Divestitures and Certain Investments.

(b)
Exclusive of amortization of intangible assets, except as disclosed in Notes to Combined Financial Statements—Note 3J. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

(c)
Includes interest expense on allocated long-term debt of $31 million, $36 million and $37 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Notes to Combined Financial Statements—Note 6. Other (Income)/Deductions—Net.

Revenues
Revenues-overview
Global revenues by operating segment were as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
U.S.	$1,776	$1,659	$1,384	7	20
EuAfME	1,096	1,144	1,020	(4)	12
CLAR	769	788	664	(2)	19
APAC	695	642	514	8	25
Total	$4,336	$4,233	$3,582	2	18
Certain amounts and percentages may reflect rounding adjustments.
On a global basis, the mix of our revenues between livestock and companion animal products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Livestock	$2,806	$2,778	$2,233	1	24
Companion animal	1,530	1,455	1,349	5	8
Total	$4,336	$4,233	$3,582	2	18
Certain amounts and percentages may reflect rounding adjustments.

41 |

As a result of the impact of a recent significant acquisition and the related government-mandated divestitures on the revenue numbers in our statements of income for the years ended December 31, 2012, 2011 and 2010, the growth trend on our existing portfolio from year to year is not readily apparent. We believe that it is not only important to understand overall revenue growth, but also existing portfolio growth year over year. As such, we utilize “base revenue growth.” Base revenue growth is defined as revenue growth excluding the impact of incremental revenues from recent significant acquisitions, government-mandated divestitures and foreign exchange.

				Resulting
		Resulting		from	Resulting
		from Base	Resulting	Government-	from
% Change in Revenue:		Revenue	from KAH	Mandated	Foreign
increases/(decreases)	Reported	Growth(a)	Acquisition(b)	Divestitures(c)	Exchange
2012 vs. 2011
U.S.	7	6	1	—	—
EuAfME	(4)	2	1	—	(7)
CLAR	(2)	4	1	—	(7)
APAC	8	8	1	—	(1)
Total revenues	2	5	1	—	(4)
2011 vs. 2010
U.S.	20	7	13	—	—
EuAfME	12	3	6	—	3
CLAR	19	9	7	(1)	4
APAC	25	12	7	(2)	8
Total revenues	18	7	9	(1)	3
Certain amounts and percentages may reflect rounding adjustments.

(a)	Reflects changes in reported growth excluding the impact of incremental revenues from recent significant acquisitions, government-mandated divestitures and foreign exchange.

(b)	Reflects the acquisition of KAH, acquired by Pfizer on January 31, 2011.

(c)	Reflects government-mandated divestitures of legacy FDAH and our legacy products in connection with the FDAH acquisition.
Revenue—Total
2012 vs. 2011
Total revenues increased $103 million, or 2%, in 2012 compared to 2011, due to:

•	base revenue growth of $212 million, or 5%, with growth across all operating segments; and

•	the inclusion of an incremental one month of U.S. and two months of international revenues of $37 million, or 1%, from the KAH acquisition, partially offset by:

•	the unfavorable impact of foreign exchange, which decreased revenues by approximately $146 million, or 4%.
2011 vs. 2010
Total revenues increased $651 million, or 18%, in 2011 compared to 2010, due to:

•	base revenue growth of $239 million, or 7%, from growth across all operating segments;

•	the inclusion of revenues of $329 million, or 9%, from the acquisition of KAH; and

•	the favorable impact of foreign exchange, which increased revenues by approximately $104 million, or 3%, partially offset by:

•	the unfavorable impact of government-mandated divestitures of $21 million, or 1%.
Revenues-operating segment
2012 vs. 2011
U.S. operating segment
U.S. segment revenues increased by $117 million, or 7%, in 2012 compared to 2011. Base revenue growth was $103 million, or 6%, of which approximately $46 million resulted from growth in livestock products and approximately $57 million resulted from growth in companion animal products.

•
Livestock product revenue growth was due principally to increased demand for premium anti-infectives in cattle as a result of continued acceptance of our products based on superior efficacy, supported by economic outcomes studies. There was also increased

42 |

demand for medicated feed additives in swine, which was partially due to increased incidence of enteric infections in late stage pigs. Additionally, revenue growth was positively impacted by our entry into a new market with the launch of an improved formulation of a swine vaccine that prevents porcine circovirus type 2. This revenue growth was partially offset by the impact of the drought in the U.S.

•
Companion animal product revenue growth was driven by parasiticides, benefiting from an extended flea and tick season caused by unusually warm weather and by a temporary competitor supply disruption. Companion animal products also benefited from continued growth in canine vaccines and the success of targeted marketing efforts for anti-infectives and other pharmaceutical products.

EuAfME operating segment
EuAfME segment revenues decreased by $48 million, or 4%, in 2012 compared to 2011. Base revenue growth was $21 million, or 2%, of which approximately $12 million resulted from growth in livestock products and approximately $9 million resulted from growth in companion animal products.

•
Livestock product revenue growth was driven by strong demand for cattle parasiticides, particularly in France and the UK, along with a continued growing demand for animal proteins in emerging markets. Additionally, the poultry product portfolio grew due to expansion into emerging markets. Results were partially offset by continued adverse macroeconomic conditions throughout Western Europe and pressure from the ongoing restrictions on the use of certain antibacterials.

•
Companion animal product revenues were favorably impacted by parasiticides and the launch of new branded generic products throughout the region. Revenue was also favorably impacted by equine vaccines due to a temporary competitor supply disruption. Results were partially offset by continued adverse macroeconomic conditions throughout Western Europe.

Additionally, segment revenues were unfavorably impacted by foreign exchange, which decreased revenues by approximately $77 million or 7%.
CLAR operating segment
CLAR segment revenues decreased by $19 million, or 2%, in 2012 compared to 2011. Base revenue growth was $35 million, or 4%, of which approximately $17 million resulted from growth in livestock products and approximately $18 million resulted from growth in companion animal products.

•
Livestock product revenues were favorably impacted by the launch of an improved formulation of a swine vaccine that prevents porcine circovirus type 2. Swine vaccines also benefited from continued demand in South America for Improvac/Improvest, a product that reduces boar taint without the need for surgical castration. Additionally, marketing initiatives focused on legacy KAH products drove increased demand for poultry medicated feed additives in Brazil. Results were partially offset by the slowdown of the cattle market in Brazil due to increased competition and reduced margins for cattle producers. Additionally, certain markets within the region were impacted by the North American drought.

•
Companion animal product revenue growth was attributable to canine vaccines especially in Brazil. Parasiticides performed well across the region, particularly in Canada due to a temporary competitor supply disruption and an extended flea and tick season caused by unusually warm weather.

Additionally, segment revenues were unfavorably impacted by foreign exchange, which decreased revenues by approximately $61 million or 7%.
APAC operating segment
APAC segment revenues increased by $53 million, or 8%, in 2012 compared to 2011. Base revenue growth was $53 million, or 8%, of which approximately $30 million resulted from growth in livestock products and approximately $23 million resulted from growth in companion animal products.

•
Livestock product revenues were favorably impacted by the launch of an improved formulation of a swine vaccine that prevents porcine circovirus type 2, particularly in South East Asia, as well as growth in China, Australia and Japan. Increased sales force presence in China drove growth in premium priced swine products. Australia experienced growth in the dairy cattle segment due to higher sales of intramammary products. Revenues in Japan were also driven by broad growth in the poultry portfolio.

•
Companion animal product revenues benefited from promotional campaigns in Japan and the resulting increased adoption of our products into veterinarian treatment protocols. Australia benefited from growth in parasiticides as a result of focused sales force efforts that drove demand for these products. China experienced growth in canine vaccines due to expansion of the sales organization.

Additionally, segment revenues were unfavorably impacted by foreign exchange, which decreased revenues by approximately $8 million or 1%.
2011 vs. 2010
U.S. operating segment
U.S. segment revenues increased by $275 million, or 20%, in 2011 compared to 2010. Base revenue growth was $89 million, or 7%, of which approximately $65 million resulted from growth in livestock products and approximately $24 million resulted from growth in companion animal products.

43 |

•
Livestock product revenue growth was in large part due to increased demand for anti-infectives in cattle and swine as a result of new promotional campaigns focused on superior efficacy supported by economic outcomes studies, as well as general growth in the cattle market. Cattle vaccine growth was driven by FDA approvals for new treatment indications. Additionally, the re-launch of Inovocox, a poultry vaccine, contributed to growth.

•
Companion animal product revenue growth was primarily attributable to Rimadyl, an anti-inflammatory, Convenia, a single-injection anti-infective, and canine respiratory vaccines. In addition, we benefited from the full year impact of contracts signed with large veterinary clinic networks during 2010.

Segment revenues were also favorably impacted by the inclusion of $186 million, or 13%, from the acquisition of KAH.
EuAfME operating segment
EuAfME segment revenues increased by $124 million, or 12%, in 2011 compared to 2010. Base revenue growth in the EuAfME operating segment was $31 million, or 3%, of which approximately $13 million resulted from growth in livestock products and approximately $18 million resulted from growth in companion animal products. Adverse macroeconomic conditions throughout Western Europe negatively impacted growth rates for both livestock and companion animal product sales.

•
Livestock product revenues were driven by emerging markets, including Turkey, Russia and North Africa, due to strong demand for animal health products used in swine and poultry production. Additionally, growth was driven by Draxxin, a premium anti-infective used in cattle and swine. Livestock product revenues were negatively impacted by $22 million due to the loss of government subsidies of a FDAH product in France, Germany and Spain for the eradication of blue tongue virus in cattle and sheep.

•
Companion animal product revenue growth was primarily driven by increased use of Convenia and Clavamox across the region, and by other anti-infective medicines in Germany, France and emerging markets. Increases in vaccine utilization drove additional growth in the U.K. and emerging markets.

Segment revenues were also favorably impacted by the inclusion of $59 million, or 6%, from the acquisition of KAH. Additionally, revenues were favorably impacted by 3% due to foreign exchange.
CLAR operating segment
CLAR segment revenues increased by $124 million, or 19%, in 2011 compared to 2010. Base revenue growth was $56 million, or 9%, of which approximately $38 million resulted from growth in livestock products and approximately $18 million resulted from growth in companion animal products.

•
Livestock product revenue growth was driven by the demand for Improvac/Improvest, a product that reduces boar taint without the need for surgical castration, in Brazil and Colombia. Growth also resulted from the implementation of marketing initiatives in Brazil and Mexico, which increased demand for Draxxin and Lincospectin for cattle and poultry, respectively, across the region.

•	Companion animal product revenue growth was driven by the demand for canine vaccines, primarily in Brazil and other emerging Latin America markets, and demand for parasiticides in Brazil and Canada.
Segment revenues were also favorably impacted by the inclusion of $49 million, or 7%, from the acquisition of KAH and were negatively impacted by government-mandated divestitures in 2011 related to the acquisition of FDAH, which decreased revenues by 1%. Additionally, revenues were favorably impacted by 4% due to foreign exchange.
APAC operating segment
APAC segment revenues increased $128 million, or 25%, in 2011 compared to 2010. Base revenue growth in the APAC operating segment was $63 million, or 12%, of which approximately $38 million resulted from growth in livestock products and approximately $25 million resulted from growth in companion animal products.

•
Livestock product revenue growth was broad-based, driven by both developed and emerging markets. Sales organization investments in China and India further accelerated growth in anti-infectives and vaccines in these two countries. Growth also continued in sheep and cattle vaccines in Australia.

•	Companion animal product revenue growth was impacted by broad-based demand for parasiticides, canine vaccines and anti-infectives due to favorable market conditions in developed and emerging markets.
Segment revenues were also favorably impacted by the inclusion of $35 million, or 7%, from the acquisition of KAH and were negatively impacted by government-mandated divestitures in 2011 related to the acquisition of FDAH, which decreased revenues by 2%. Additionally, revenues were favorably impacted by 8% due to foreign exchange.
Costs and expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Cost of sales (a)	$1,563	$1,652	$1,444	(5)	14
% of revenues	36%	39%	40%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions was: $1 million in 2012, $3 million in 2011, and $6 million in 2010.
2012 vs. 2011
Cost of sales decreased $89 million, or 5%, in 2012 compared to 2011, primarily as a result of:

•
the non-recurrence of approximately $24 million of incremental purchase accounting charges in 2011 reflecting the fair value adjustments to inventory acquired from KAH that was subsequently sold in 2011;

•	the non-recurrence of a $12 million inventory write-off in 2011 related to suspended sales of 3-Nitro;

•	favorable product mix;

•	increased operational efficiencies and savings associated with margin improvement initiatives, including plant network optimization, yield improvements and overall cost reductions; and

•	favorable foreign exchange,
partially offset by:

•	base revenue growth; and

•	the inclusion of an incremental one month of U.S. and two months of international KAH operations.
2011 vs. 2010
Cost of sales increased $208 million, or 14%, in 2011 compared to 2010, primarily as a result of:

•
the addition of approximately $200 million in costs associated with KAH products inclusive of incremental purchase accounting charges of $24 million reflecting the fair value adjustments to inventory acquired from KAH that was subsequently sold;

•	base revenue growth; and

•	unfavorable product mix between our legacy portfolio and KAH portfolio, partially offset by:

•	increased operational efficiencies and savings associated with margin improvement initiatives, including plant network optimization, yield improvements and overall cost reductions.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Selling, general and administrative expenses (a)	$1,470	$1,453	$1,382	1	5
% of revenues	34%	34%	39%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions was: $254 million in 2012, $268 million in 2011 and $260 million in 2010.

44 |

2012 vs. 2011
SG&A expenses increased by $17 million, or 1%, in 2012 compared to 2011, primarily as a result of:

•	the inclusion of an incremental one month of U.S. and two months of international KAH operations;

•	initiatives to increase our direct sales and marketing presence in certain emerging markets; and

•	additional costs associated with the build-up of our capabilities as a standalone company, partially offset by:

•	reductions in costs due to both acquisition-related synergies and cost reduction initiatives; and

•	favorable foreign exchange.
2011 vs. 2010
SG&A expenses increased $71 million, or 5%, in 2011 compared to 2010, primarily as a result of:

•	the addition of KAH operations, eleven months in the U.S. and ten months internationally; and

•	initiatives to increase our direct sales and marketing presence in certain emerging markets, partially offset by:

•	reductions in costs due to both acquisition-related synergies and cost reduction initiatives.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Research and development expenses (a)	$409	$427	$411	(4)	4
% of revenues	9%	10%	11%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions was: $55 million in 2012, $64 million in 2011 and $79 million in 2010.
2012 vs. 2011
R&D expenses decreased $18 million, or 4%, in 2012 compared to 2011, primarily as a result of:

•	a decreased allocation of enabling functions; and

•	a decrease in depreciation related to the closing of an R&D facility in the U.K.
2011 vs. 2010
R&D expenses increased $16 million, or 4%, in 2011 compared to 2010, primarily as a result of $19 million in additional depreciation related to the closing of an R&D facility in the U.K. Also, an incremental $10 million of R&D expenses from the acquisition of KAH and the acquisition of a diagnostics business (in December 2010) contributed to the increase in R&D expenses. These expenses were partially offset by reductions in costs due to acquisition-related synergies and cost reduction initiatives.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Amortization of intangible assets	$64	$69	$58	(7)	19
Certain amounts and percentages may reflect rounding adjustments.
2012 vs. 2011
Amortization of intangible assets decreased $5 million, or 7%, in 2012 compared to 2011, which reflects the impact of impairments taken in 2012 and 2011.
2011 vs. 2010
Amortization of intangible assets increased $11 million, or 19%, in 2011 compared to 2010, primarily as a result of the addition of finite-lived intangible assets acquired as part of our acquisition of KAH.

45 |

Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Restructuring charges and certain acquisition-related costs (a)	$135	$154	$202	(12)	(24)
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of Restructuring charges and certain acquisition-related costs was: $57 million in 2012, $70 million in 2011 and $104 million in 2010.
We have incurred significant direct costs for restructuring and integrating acquired businesses, such as KAH on January 31, 2011 and FDAH on October 15, 2009, among others, and in connection with our ongoing cost reduction/productivity initiatives.
Our acquisition-related costs primarily related to restructuring charges for employees, assets and activities that will not continue in the combined company. The majority of these charges are termination costs, but we also exited a number of distributor and other contracts and performed some facility rationalization efforts. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes.
The costs associated with our cost reduction/productivity initiatives are predominantly termination costs associated with plant closings initiated by Pfizer's manufacturing division, as well as termination costs associated with reorganization of our commercial operations in Europe. These cost reduction/productivity initiatives are ongoing.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost—Reduction/Productivity Initiatives.
2012 vs. 2011
Restructuring charges and certain acquisition-related costs decreased $19 million, or 12%, primarily as a result of:

•	a $24 million decrease in integration costs primarily related to the KAH acquisition; and

•
a net $5 million decrease in employee termination expenses which results from lower terminations related to acquisitions and the reversal of a termination reserve upon sale of a manufacturing plant, partially offset by an increase in termination costs associated with cost reduction/productivity initiatives primarily related to our operations in Europe, partially offset by:

•	a $7 million increase in asset impairment charges primarily from the allocation of the impairment of a Pfizer facility;

•	a $5 million increase in exit costs primarily from the allocation of the costs incurred to exit certain Pfizer facilities.
2011 vs. 2010
Restructuring charges and certain acquisition-related costs decreased $48 million, or 24%, in 2011 compared to 2010, primarily as a result of lower integration and restructuring costs related to the KAH acquisition in 2011 and the integration and restructuring costs related to FDAH in 2010 as the FDAH acquisition was significantly larger and more complex than the KAH acquisition.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Other (income)/deductions—net	$(15)	$84	$(93)	*	*
Certain amounts and percentages may reflect rounding adjustments.
*    Calculation not meaningful.
Interest expense related to allocated debt of $31 million, $36 million and $37 million was included in Other (income)/deductions—net for the years ended December 31, 2012, 2011 and 2010, respectively. Considering the impact of our senior notes offering in January 2013, we expect total interest expense, including amortization of debt discount and fees, to be approximately $114 million in 2013 and $121 million in 2014.
2012 vs. 2011
The change in Other (income)/deductions—net reflects a favorable impact of $99 million on income attributable to Zoetis in 2012 compared to 2011, primarily as a result of:

•	lower asset impairment charges of identifiable intangible assets of approximately $64 million. See Notes to Combined Financial Statements—Note 6. Other (Income)/Deductions—Net; and

•	a favorable $14 million settlement in 2012 regarding an intellectual property matter, as well as a $7 million favorable change in an estimate for an environmental-related reserve.
2011 vs. 2010
The change in other (income)/deductions—net reflects an unfavorable impact of $177 million on income attributable to Zoetis in 2011 compared to 2010, primarily as a result of:

46 |

•	the non-recurrence of net gains of $104 million on asset disposals included in 2010 on government-mandated divestitures in connection with the acquisition of FDAH; and

•	asset impairment charges of identifiable intangible assets of $69 million.
For additional information about Other (income)/deductions—net, see Notes to Combined Financial Statements—Note 6. Other (Income)/Deductions—Net.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Provision for taxes on income	$274	$146	$67	88	118
Effective tax rate	38.6%	37.1%	37.6%
Certain amounts and percentages may reflect rounding adjustments.
The income tax provision in the combined statements of income has been calculated as if Zoetis filed a separate tax return and includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
During the third quarter of 2012, Pfizer reached a settlement with the U.S. Internal Revenue Service (IRS) with respect to the audits of the Pfizer Inc. tax returns for the years 2006 through 2008. The settlement resulted in an income tax benefit to Zoetis of approximately $29.3 million, representing tax and interest.
During the first quarter of 2011, Pfizer reached a settlement with the IRS with respect to the audits of the Wyeth tax returns for the years 2002 through 2005. The settlement resulted in an income tax benefit to Zoetis of approximately $9.5 million, representing tax and interest.
During the fourth quarter of 2010, Pfizer reached a settlement with the IRS related to issues Pfizer had appealed with respect to the audits of the Pfizer Inc. tax returns for the years 2002 through 2005, as well as the Pharmacia audit for the year 2003 through the date of merger with Pfizer (April 16, 2003). The settlement resulted in an income tax benefit to Zoetis of approximately $33.4 million, representing tax and interest.
For more information, see Notes to Combined Financial Statements—Note 7A. Tax Matters—Taxes on Income.
2012 vs. 2011
The higher effective tax rate in 2012 compared to 2011 is primarily due to:

•
the change in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges, asset impairments and gains and losses on asset divestitures;

•	the tax cost related to changes in uncertain tax positions, see Notes to Combined Financial Statements—Note 7C. Tax Matters—Tax Contingencies;

•
the non-recurrence of the aforementioned $9.5 million reduction in tax benefits, representing tax and interest, which were recorded as a result of the favorable tax audit settlement pertaining to prior years; and

•	the expiration of the research and development tax credit on December 31, 2011, partially offset by:

•
the tax benefit resulting from the aforementioned $29.3 million settlement in 2012 and international tax benefits of approximately $2.7 million, representing tax and interest, resulting from the resolution of certain tax positions pertaining to prior years with various foreign tax authorities and from the lapse of certain statutes of limitations.

2011 vs. 2010
The lower effective tax rate in 2011 compared to 2010 is primarily due to:

•
the change in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges, asset impairments and gains and losses on asset divestitures;

•	the aforementioned $9.5 million in tax benefits, representing tax and interest, which were recorded as a result of the favorable tax audit settlement pertaining to prior years; and

•
the non-recurrence of the write-off of a deferred tax asset of approximately $21.3 million in 2010 to record the impact of the U.S. healthcare legislation concerning the tax treatment of the Medicare Part D subsidy for retiree prescription drug coverage, partially offset by:

•	the non-recurrence of the aforementioned $33.4 million in tax benefits, representing tax and interest, which were recorded as a result of the favorable tax audit settlement pertaining to prior years.
On January 3, 2013, the President of the United States signed into law the American Taxpayer Relief Act of 2012 (the 2012 Act), which extends the U.S. research and development tax credit for tax years 2012 and 2013, as well as other provisions. Given the enactment date of the 2012 Act, the 2012 Act had no impact on our 2012 results. The expected impact in 2013 is not significant.
Adjusted net income
General description of adjusted net income (a non-GAAP financial measure)
Adjusted net income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report adjusted net income to portray the results of our major operations, the discovery, development, manufacture and commercialization of animal health medicine and vaccine products, prior to considering certain income statement elements. We have defined adjusted net income as net income attributable to Zoetis before the impact of purchase accounting adjustments, acquisition-related costs and certain significant items. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.
The adjusted net income measure is an important internal measurement for us. We measure our overall performance on this basis in conjunction with other performance metrics. The following are examples of how the adjusted net income measure is utilized:

47 |

•	senior management receives a monthly analysis of our operating results that is prepared on an adjusted net income basis;

•	our annual budgets are prepared on an adjusted net income basis; and

•	other goal setting and performance measurements.
Despite the importance of this measure to management in goal setting and performance measurement, adjusted net income is a non-GAAP financial measure that has no standardized meaning prescribed by U.S. GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, adjusted net income, unlike U.S. GAAP net income, may not be comparable to the calculation of similar measures of other companies. Adjusted net income is presented to permit investors to more fully understand how management assesses performance.
We also recognize that, as an internal measure of performance, the adjusted net income measure has limitations, and we do not restrict our performance-management process solely to this metric. A limitation of the adjusted net income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies. We also use other specifically tailored tools designed to achieve the highest levels of performance.
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the Pharmacia Animal Health business (acquired in 2003), FDAH (acquired in 2009) and KAH (acquired in 2011), include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease in fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.
While certain purchase accounting adjustments can occur through 20 or more years, this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors an alternative view of our business results by providing a degree of parity to internally developed intangible assets for which R&D costs previously have been expensed.
A completely accurate comparison of internally developed intangible assets and acquired intangible assets cannot be achieved through adjusted net income. These components of adjusted net income are derived solely from the impact of the items listed above. We have not factored in the impact of any other differences in experience that might have occurred if we had discovered and developed those intangible assets on our own, and this approach does not intend to be representative of the results that would have occurred in those circumstances. For example, our R&D costs in total, and in the periods presented, may have been different; our speed to commercialization and resulting revenues, if any, may have been different; or our costs to manufacture may have been different. In addition, our marketing efforts may have been received differently by our customers. As such, in total, there can be no assurance that our adjusted net income amounts would have been the same as presented had we discovered and developed the acquired intangible assets.
Acquisition-related costs
Adjusted net income is calculated prior to considering transaction, integration, restructuring and additional depreciation costs associated with significant business combinations or net-asset acquisitions because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate certain businesses as a result of the acquisition decision. We have made no adjustments for the resulting synergies.
We believe that viewing income prior to considering these charges provides investors with a useful additional perspective because the significant costs incurred in a business combination result primarily from the need to eliminate duplicate assets, activities or employees––a natural result of acquiring a fully integrated set of activities. For this reason, we believe that the costs incurred to convert disparate systems, to close duplicative facilities or to eliminate duplicate positions (for example, in the context of a business combination) can be viewed differently from those costs incurred in the ordinary course of business.
The integration and restructuring costs associated with a business combination may occur over several years, with the more significant impacts ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy. For example, due to the regulated nature of the animal health medicines and vaccines business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the FDA and/or other regulatory authorities.

48 |

Certain significant items
Adjusted net income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Combined Financial Statements—Note 16. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation and detailed descriptions
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to non-GAAP adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
GAAP Reported net income attributable to Zoetis	$436	$245	$110	78	123
Purchase accounting adjustments—net of tax	35	55	103	(36)	(47)
Acquisition-related costs—net of tax	34	78	145	(56)	(46)
Certain significant items—net of tax	34	125	(83)	(73)	*
Non-GAAP adjusted net income(a)	$539	$503	$275	7	83
Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful.

(a)
The effective tax rate on adjusted pretax income is 40.8%, 34.3% and 39.9% for full year 2012, 2011 and 2010, respectively. The higher effective tax rate in 2012 compared to 2011 is due to an increase in tax cost related to changes in uncertain tax positions, the non-recurrence of approximately $9.5 million in tax benefits, representing tax and interest, which were recorded as a result of a favorable tax audit settlement pertaining to prior years, and the expiration of the U.S. research and development tax credit; partially offset by international tax benefits of approximately $2.7 million, representing tax and interest, resulting from the resolution of certain tax positions pertaining to prior years with various foreign tax authorities and from the expiration of certain statutes of limitations.

Throughout 2012, we have undertaken a number of internal reorganization steps designed to improve our operational efficiency and reduce costs. We have been granted an incentive tax ruling in Belgium, effective December 1, 2012 that provides for incentive tax rates on certain of our Belgium earnings through 2017. As a result of these items, which will change our jurisdictional mix of earnings, among other impacts, we expect that our future effective tax rate on adjusted pretax income will be lower than historical levels.
The following table provides a reconciliation of reported diluted EPS, as reported under U.S. GAAP, and non-GAAP adjusted diluted EPS:

	Year Ended December 31,			% Change
	2012	2011	2010	12/11	11/10
Earnings per share—diluted(a)(b):
GAAP Reported net income attributable to Zoetis	$0.87	$0.49	$0.22	78	123
Purchase accounting adjustments—net of tax	0.07	0.11	0.21	(36)	(48)
Acquisition-related costs—net of tax	0.07	0.16	0.29	(56)	(45)
Certain significant items—net of tax	0.07	0.25	(0.17)	(72)	*
Non-GAAP adjusted net income	$1.08	$1.01	$0.55	7	84
Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful.

(a)
The weighted average shares outstanding for diluted earnings per share for all periods presented was calculated using an aggregate of 500 million shares of Class A and Class B common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO. There were no Zoetis restricted stock units, stock options or performance shares outstanding prior to the IPO.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Interest	$31	$36	$37
Taxes	372	264	183
Depreciation	119	117	103
Amortization	18	20	19

49 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Purchase accounting adjustments:
Amortization and depreciation(a)	$48	$48	$41
Cost of sales(b)	4	34	107
Total purchase accounting adjustments—pretax	52	82	148
Income taxes(k)	17	27	45
Total purchase accounting adjustments—net of tax	35	55	103
Acquisition-related costs(c):
Transaction costs(d)	—	2	1
Integration costs(d)	47	71	92
Restructuring charges(d)	(4)	41	107
Additional depreciation—asset restructuring(g)	10	8	17
Total acquisition-related costs—pretax	53	122	217
Income taxes(k)	19	44	72
Total acquisition-related costs—net of tax	34	78	145
Certain significant items(e):
Restructuring charges(f)	92	40	2
Implementation costs and additional depreciation--asset restructuring(g)	23	22	—
Certain asset impairment charges(h)	—	69	—
Inventory write-off (in Cost of sales)	—	12	13
Net gains on sale of assets(i)	—	—	(104)
Other(j)	(19)	29	5
Total certain significant items—pretax	96	172	(84)
Income taxes(k)	62	47	(1)
Total certain significant items—net of tax	34	125	(83)
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$103	$258	$165
Certain amounts and percentages may reflect rounding adjustments.

(a)
Amortization and depreciation expense related to purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows in 2012, 2011 and 2010, respectively: $49 million, $49 million and $41 million in Amortization of intangible assets; $0 million, $1 million and $0 million in Research and development expenses; $1 million income, $2 million income and $0 million in Selling, general and administrative expenses.

(b)
Depreciation expense in Cost of Sales of $4 million, $10 million and $22 million in 2012, 2011 and 2010 respectively. Also includes fair value adjustments of acquired inventory of $24 million and $85 million in 2011 and 2010, respectively.

(c)
Acquisition-related costs were distributed as follows in 2012, 2011 and 2010, respectively: $9 million, $6 million and $0 million in Cost of sales; $1 million, $3 million and $17 million in Selling, general and administrative expenses; $0 million, $1 million income and $0 million in Other (income)/deductions—net; $43 million, $114 million and $200 million in Restructuring charges and certain acquisition-related costs.

(d)
Included in Restructuring charges and certain acquisition-related costs. See Notes to Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

(e)
Certain significant items were distributed as follows in 2012, 2011 and 2010, respectively: $1 million, $31 million and $19 million in Cost of sales; $18 million, $5 million and $0 million in Selling, general and administrative expenses; $10 million, $19 million and $0 million in Research and development expenses; $25 million income, $77 million and $105 million income in Other (income)/deductions—net; $92 million, $40 million and $2 million in Restructuring charges and certain acquisition-related costs.

(f)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs. See Notes to Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

(g)
Amounts in certain significant items relate to our cost-reduction/productivity initiatives and amounts in acquisition-related costs relate to our acquisition activity. See Notes to Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

(h)	Included in Other (income)/deductions—net. See Notes to Combined Financial Statements—Note 6. Other (Income)/Deductions—Net for more information.

(i)	Included in Other (income)/deductions—net. See Notes to Combined Financial Statements—Note 6. Other (Income)/Deductions—Net for more information.

(j)
For the year ended December 31, 2012, primarily represents income from a favorable legal settlement related to an intellectual property matter of $14 million income and a change in estimate with respect to transitional manufacturing agreements associated with divestitures of $4 million income. See Notes to Combined Financial Statements—Note 6. Other (Income)/Deductions—Net. For the years ended December 31, 2011 and 2010, significantly all reflected charges are related to transitional manufacturing purchase agreements associated with divestitures. See Notes to Combined Financial Statements—Note 4C. Acquisitions, Divestitures and Certain Investments— Divestitures for more information.

(k)
Included in Provision for taxes on income. Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pretax amounts and applying that jurisdiction’s applicable tax rate. In addition, income taxes for the year ended December 31, 2012 includes a $29.3 million tax benefit recorded in the third quarter and for the year ended December 31, 2010 includes a $33.4 million tax benefit recorded in the fourth quarter, both as a result of settlements of certain audits. See Notes to Combined Financial Statements—Note 7A. Tax Matters—Taxes on Income for more information.

Analysis of the combined statements of comprehensive income/(loss)
Virtually all changes in other comprehensive income for all periods presented are related to foreign currency translation adjustments. These changes result from the strengthening or weakening of the U.S. dollar as compared to the currencies in the countries in which we do business. The gains and losses associated with these changes are deferred on the balance sheet in Accumulated other comprehensive loss until realized. Specifically, the changes to Accumulated other comprehensive loss for 2012 reflect the strengthening of the U.S. dollar against the euro and the Brazilian real. The changes for 2011 reflect the weakening of the U.S. dollar against the Australian dollar and the Indian rupee partially offset by the strengthening of the U.S. dollar against the euro. The changes for 2010 reflect the weakening of the U.S. dollar against the euro, Australian dollar and the Brazilian real.
Analysis of the combined balance sheets
For information about certain of our financial assets and liabilities, including Cash and cash equivalents, Accounts receivable, less allowance for doubtful accounts and Allocated long-term debt, see Analysis of financial condition, liquidity and capital resources below.
For Inventories, the increase reflects production increases due to increased demand, achieving higher targeted inventory levels for certain products and changes in our supply points.
For Accounts payable, the increase was primarily related to increases in trade accounts payable due to timing of payments, and increases in VAT payable.
For Other current liabilities, the overall increase is due primarily to accruals for inventory in the U.S and an increase in deferred revenue, partially offset by a decrease in environmental reserves due to a favorable settlement. See Notes to Combined Financial Statements—Note 6. Other (Income)/Deductions—Net.
For Other noncurrent liabilities, the decrease reflects the movement of certain balances to Other current liabilities and certain changes to estimates related to contingency reserves. See Notes to Combined Financial Statements—Note 16A. Commitments and Contingencies—Legal Proceedings.
Virtually all of our assets and liabilities as of December 31, 2012 compared to December 31, 2011, also reflect changes due to the impact of foreign exchange.
Analysis of the combined statements of cash flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2012	2011	2010	12/11	11/10
Cash provided by/(used in):
Operating activities	$454	$497	$254	(9)	96
Investing activities	(135)	(449)	(9)	(70)	*
Financing activities	(78)	(30)	(277)	160	*
Effect of exchange-rate changes on cash and cash equivalents	(3)	(2)	(4)	*	*
Net increase/(decrease) in cash and cash equivalents	$238	$16	$(36)	*	*
Certain amounts and percentages may reflect rounding adjustments.
*    Calculation not meaningful.
Operating activities
2012 vs. 2011
Our net cash provided by operating activities was $454 million in 2012, compared to $497 million in 2011. This decrease in operating cash flows was primarily attributable to:

•	higher inventory balances due to increased demand, achieving higher targeted inventory levels for certain products and changes in our supply points, partially offset by:

•	the timing of receipts and payments in the ordinary course of business.

50 |

2011 vs. 2010
Our net cash provided by operating activities was $497 million in 2011 compared to $254 million in 2010. The increase in operating cash flows was primarily attributable to:

•	the inclusion of operating cash flows from KAH acquired on January 31, 2011; and

•	the timing of receipts and payments in the ordinary course of business.
Investing activities
2012 vs. 2011
Our net cash used in investing activities was $135 million in 2012 compared to $449 million in 2011. In 2011, Pfizer acquired KAH for $345 million in cash. See Notes to Combined Financial Statements—Note 4A. Acquisitions, Divestitures and Certain Investments—Acquisition of King Animal Health.
2011 vs. 2010
Our net cash used in investing activities was $449 million in 2011 compared to $9 million in 2010. The increase in net cash used by investing activities was primarily attributable to:

•	net cash of $345 million paid for the acquisition of KAH; and

•	higher 2010 proceeds of $169 million from sales of assets.
See Notes to Combined Financial Statements—Note 4. Acquisitions, Divestitures and Certain Investments.
Financing activities
2012 vs. 2011
Our net cash used in financing activities was $78 million in 2012, compared to $30 million in 2011. The increase in net cash used in financing activities was primarily attributable to:

•	a decrease in net financing from Pfizer,
partially offset by:

•	a decrease in cash dividends paid and a decrease in allocated principal payments on long-term debt.
2011 vs. 2010
Our net cash used in financing activities was $30 million in 2011, compared to $277 million in 2010. The decrease in net cash used in financing activities was primarily attributable to:

•	an increase in our financing activities with Pfizer of $596 million primarily related to the acquisition of KAH in 2011, partially offset by:

•	an allocation of principal payments of long-term debt of $143 million; and

•	an increase in dividends paid of $209 million.
Analysis of financial condition, liquidity and capital resources
While we believe our cash on hand, our operating cash flows and our anticipated financing arrangements will be sufficient to support our future cash needs, this may be subject to the environment in which we operate. Risks to our meeting future funding requirements include global economic conditions described in the following paragraph.
Over the last five years, the global financial markets have undergone and may continue to experience significant volatility and disruption. The timing and sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions may arise. As markets change, we will continue to monitor our liquidity position, and there can be no assurance that a challenging economic environment or an economic downturn would not impact our liquidity or our ability to obtain future financing.
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

51 |

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011
Cash and cash equivalents(a)	$317	$79
Accounts receivable, net(b)	900	871
Current portion of allocated long-term debt(c)	73	—
Allocated long-term debt(c)	509	575
Working capital	1,741	1,468
Ratio of current assets to current liabilities	2.55:1	2.74:1

(a)
We have historically participated in Pfizer's centralized cash management system, and generally all of our excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded as needed by Pfizer. The cash and cash equivalents presented here are amounts recorded on legal entities that are dedicated to Zoetis.

(b)
Accounts receivable are usually collected over a period of 60 to 90 days. For the years ended December 31, 2012 compared to 2011, the number of days that accounts receivables are outstanding was essentially the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

(c)
The combined financial statements include an allocation of long-term debt from Pfizer that was issued to partially finance the acquisition of Wyeth (including FDAH). The debt has been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth. No other allocations of debt have been made as none are specifically related to our operations.

For additional information about the sources and uses of our funds, see Analysis of the combined balance sheets and Analysis of the combined statements of cash flows.
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 and expires in December 2017. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. In addition, the credit facility contains other customary covenants. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility became available for borrowings upon the completion of the IPO, and there are currently no borrowings under credit facility.
Domestic and international short-term funds
Many of our operations are conducted outside the U.S. As part of the animal health assets transferred to us by Pfizer on January 28, 2013, we received significant portions of cash, cash equivalents and short-term investments held internationally. Approximately 60% of cash transferred was held outside the U.S. Going forward, the amount of funds held in U.S. tax jurisdictions will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside the U.S., no accrual for U.S. taxes is provided.
Global economic conditions
The challenging economic environment has not had, nor do we anticipate that it will have, a significant impact on our liquidity. Due to our operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As markets change, we continue to monitor our liquidity position. There can be no assurance that a challenging economic environment or a further economic downturn would not impact our ability to obtain financing in the future.
Subsequent events
On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the senior notes offering) in a private placement, with an original issue discount of $10 million, including the $1.0 billion of our senior notes that were transferred to Pfizer and subsequently sold by Pfizer. On January 28, 2013, Pfizer transferred to us substantially all of the assets and liabilities of its animal health business in exchange for all of our Class A and Class B common stock, $1.0 billion of the $3.65 billion senior notes and an amount of cash equal to substantially all of the cash proceeds received by us from the remaining $2.65 billion senior notes issued. The senior note offering resulted in a change to our balance sheet. See Notes to Combined Financial Statements—Note 19A. Subsequent Events—Pro forma Information. After completion of the senior notes offering the Long-term debt was $3.64 billion.
On February 6, 2013, an IPO of 99,015,000 shares of our Class A common stock (including the exercise of the underwriters' over-allotment option) at a price of $26.00 per share was completed. We did not receive any of the net proceeds from the IPO. Immediately following the IPO, there were 99,015,000 outstanding shares of Class A common stock and 400,985,000 outstanding shares of Class B common stock.
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. While no commercial paper has been issued under the commercial paper program at this time, we may incur indebtedness under this program in the future.
For additional information, see Notes to Combined Financial Statements—Note 19. Subsequent Events.
Contractual obligations
Payments due under contractual obligations as of December 31, 2012 are set forth below:

52 |

			2014-	2016-	There-
(MILLIONS OF DOLLARS)	Total	2013	2015	2017	after
Allocated long-term debt, including current portion and allocated interest
obligations(a)	$915	$102	$144	$120	$549
Other long-term liabilities reflected on our combined balance sheet
under U.S. GAAP(b)	19	—	15	—	4
Operating lease commitments	58	16	22	9	11
Purchase obligations and other(c)	99	44	19	14	22
Uncertain tax positions(d)	—	—	—	—	—
Certain amounts may reflect rounding adjustments.

(a)
Allocated long-term debt obligations include both expected principal and interest obligations of Pfizer that have been allocated to Zoetis in the combined financial statements. The allocated debt is comprised of U.S. dollar and foreign-currency denominated senior unsecured notes issued by Pfizer to partially finance the acquisition of FDAH. Our calculations of expected interest payments incorporate only current period assumptions for interest rates, foreign currency translation rates and Pfizer hedging strategies, see Notes to Combined Financial Statements—Note 9D. Financial Instruments—Allocated Long-Term Debt.

(b)
Includes expected payments for an obligation associated with a development and commercialization agreement and expected payments relating to our future benefit payments net of plan assets (included in the determination of the projected benefit obligation) for pension plans that are dedicated to Zoetis employees in the Netherlands, Germany, India and Korea. Excludes pension obligations associated with certain defined benefit plans outside the U.S. that Pfizer intends to transfer to us in 2013 in certain countries as described in the applicable local separation agreement. See Notes to Combined Financial Statements—Note 13. Benefit Plans. Excludes approximately $87 million of noncurrent liabilities related to legal and environmental accruals, employee terminations and exit costs, deferred income and other accruals, most of which do not represent contractual obligations. See Notes to Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 16. Commitments and Contingencies.

(c)
Includes agreements to purchase goods and services that are enforceable and legally binding and includes amounts relating to advertising, information technology services, employee benefit administration services and potential milestone payments deemed reasonably likely to occur.

(d)
Except for amounts reflected in Income taxes payable, we are unable to predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.

The table above excludes amounts for potential milestone payments unless the payments are deemed reasonably likely to occur. Payments under these agreements generally become due and payable only upon the achievement of certain development, regulatory and/or commercialization milestones, which may span several years and/or which may never occur. Our historical contractual obligations in the table above are not necessarily indicative of our contractual obligations in the future as a standalone public company.
The senior notes offering will result in a change to our contractual obligations and the Allocated long-term debt presented in the table above, which was retained by Pfizer in the Separation. As a result, we expect that our total payments due under contractual obligations associated with the senior notes will be $5,794 million, representing expected principal and interest obligations of $107 million in 2013, $233 million in 2014 through 2015, $624 million in 2016 through 2017 and $4,830 million thereafter.
Off-balance sheet arrangements
We do not currently use off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, investment or other financial purposes.
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2012 or December 31, 2011, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Combined Financial Statements—Note 3A. Significant Accounting Policies—New Accounting Standards.
Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events. Forward-looking statements are based on beliefs and assumptions made by management using currently available information.
These statements are not guarantees of future performance, actions or events. In particular, forward-looking statements include statements relating to the Separation, our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, future actions, business plans or prospects, prospective products, product approvals or products under development, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, dividend plans, the Distribution, our agreements with Pfizer, Pfizer's control of our company, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. These risks and uncertainties include those set forth under Item 1A. Risk Factors but are not limited to:

•	emerging restrictions and bans on the use of antibacterials in food-producing animals;

•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	an outbreak of infectious disease carried by animals;

53 |

•	adverse weather conditions and the availability of natural resources;

•	adverse global economic conditions;

•	failure of our R&D, acquisition and licensing efforts to generate new products;

•
failure to achieve the expected benefits of the Separation or the Distribution, which include improved strategic and operational efficiency, the adoption of a capital structure and investment and dividend policies that are best suited to our standalone company, the use of our equity to facilitate future acquisitions and improved alignment of employee incentives with our performance and growth objectives;

•	operation as a standalone public company without many of the resources previously available to us as a business unit of Pfizer;

•
control of a majority of the voting power of our common stock by Pfizer and, as a result, Pfizer's ability to determine the outcome of our future corporate actions, including the election of our directors;

•	actual or potential conflicts of interest as a result of the fact that several of our directors will simultaneously serve as employees of Pfizer; and

•
governmental laws and regulations affecting domestic and foreign operations, including without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals.

However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the above to be a complete discussion of all potential risks or uncertainties.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign exchange risk
A significant portion of our revenues and costs are exposed to changes in foreign exchange rates. Our primary net foreign currency translation exposures are the euro, the Brazilian real and the Australian dollar. As a business unit of Pfizer and under Pfizer’s risk management umbrella, we managed our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Additionally, as a standalone public company, we may implement a foreign currency hedging strategy to limit our foreign exchange risk.

54 |

Item 8. Financial Statements and Supplementary Data.

55 |

Report of Independent Registered Public Accounting Firm
The Board of Directors
Zoetis Inc.:
We have audited the accompanying combined balance sheets of Zoetis Inc. (the animal health business unit of Pfizer Inc.) (the “Company”) as of December 31, 2012 and 2011, and the related combined statements of income, comprehensive income/(loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the combined financial statements, we have also audited the combined financial statement schedule. These combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
New York, New York
March 28, 2013

56 |

ZOETIS INC.
(THE ANIMAL HEALTH BUSINESS UNIT OF PFIZER INC.)
COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2012	2011(a)	2010(a)
Revenues	$4,336	$4,233	$3,582
Costs and expenses:
Cost of sales(b)	1,563	1,652	1,444
Selling, general and administrative expenses(b)	1,470	1,453	1,382
Research and development expenses(b)	409	427	411
Amortization of intangible assets	64	69	58
Restructuring charges and certain acquisition-related costs	135	154	202
Other (income)/deductions––net	(15)	84	(93)
Income before provision for taxes on income	710	394	178
Provision for taxes on income	274	146	67
Net income before allocation to noncontrolling interests	436	248	111
Less: Net income attributable to noncontrolling interests	—	3	1
Net income attributable to Zoetis	$436	$245	$110
Earnings per share — basic and diluted	$0.87	$0.49	$0.22
Weighted average shares outstanding — basic and diluted(c)	500	500	500

(a)	Includes revenues and expenses from acquisitions from the acquisition date, see Note 2. Basis of Presentation and Note 4. Acquisitions, Divestitures and Certain Investments.

(b)	Exclusive of amortization of intangible assets, except as disclosed in Note 3J. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

(c)
The weighted average shares outstanding for both basic and diluted earnings per share for all periods presented was calculated using 500 million shares of Class A and Class B common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the initial public offering, which was completed on February 6, 2013. There were no Zoetis restricted stock units, stock options or performance shares outstanding prior to the initial public offering.

See Notes to Combined Financial Statements, which are an integral part of these statements.
57 |

ZOETIS INC.
(THE ANIMAL HEALTH BUSINESS UNIT OF PFIZER INC.)
COMBINED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011(a)	2010(a)
Net income before allocation to noncontrolling interests	$436	$248	$111
Other comprehensive income/(loss), net of tax and reclassification adjustments(b):
Foreign currency translation adjustments, net	(93)	4	(121)
Benefit plans: Actuarial gains/(losses), net	1	5	(8)
Total other comprehensive income/(loss), net of tax	(92)	9	(129)
Comprehensive income/(loss) before allocation to noncontrolling interests	344	257	(18)
Less: Comprehensive income attributable to noncontrolling interests	—	3	1
Comprehensive income/(loss) attributable to Zoetis	$344	$254	$(19)

(a)	Includes impacts from acquisitions from the acquisition date, see Note 2. Basis of Presentation and Note 4. Acquisitions, Divestitures and Certain Investments.

(b)
Presented net of reclassification adjustments and tax impacts, which are not significant in any period presented. Reclassification adjustments are generally reclassified into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the combined statements of income.

See Notes to Combined Financial Statements, which are an integral part of these statements.
58 |

ZOETIS INC.
(THE ANIMAL HEALTH BUSINESS UNIT OF PFIZER INC.)
COMBINED BALANCE SHEETS

	As of December 31,
(MILLIONS OF DOLLARS)	2012	2011
Assets
Cash and cash equivalents	$317	$79
Accounts receivable, less allowance for doubtful accounts: 2012––$49 and 2011––$29	900	871
Inventories	1,345	1,063
Current deferred tax assets	101	96
Other current assets	201	202
Total current assets	2,864	2,311
Property, plant and equipment, less accumulated depreciation	1,241	1,243
Identifiable intangible assets, less accumulated amortization	868	928
Goodwill	985	989
Noncurrent deferred tax assets	216	143
Other noncurrent assets	88	97
Total assets	$6,262	$5,711
Liabilities and Equity
Current portion of allocated long-term debt	$73	$—
Accounts payable	319	214
Income taxes payable	30	18
Accrued compensation and related items	194	150
Other current liabilities	507	461
Total current liabilities	1,123	843
Allocated long-term debt	509	575
Noncurrent deferred tax liabilities	323	311
Other taxes payable	159	122
Other noncurrent liabilities	107	124
Total liabilities	2,221	1,975

Commitments and Contingencies

Business unit equity	4,183	3,785
Accumulated other comprehensive loss	(157)	(65)
Total Zoetis equity	4,026	3,720
Equity attributable to noncontrolling interests	15	16
Total equity	4,041	3,736
Total liabilities and equity	$6,262	$5,711

See Notes to Combined Financial Statements, which are an integral part of these statements.
59 |

ZOETIS INC.
(THE ANIMAL HEALTH BUSINESS UNIT OF PFIZER INC.)
COMBINED STATEMENTS OF EQUITY

	Zoetis
		Accumulated		Equity
	Business	Other Comp.	Business	Attributable to
	Unit	Income/	Unit	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Equity	(Loss)	Equity	Interests	Equity
Balance, December 31, 2009	$3,516	$55	$3,571	$3	$3,574
Comprehensive income/(loss)	110	(129)	(19)	1	(18)
Share-based compensation expense	16	—	16	—	16
Dividends declared and paid	(206)	—	(206)	(1)	(207)
Net transfers between Pfizer and noncontrolling interests	1	—	1	(1)	—
Purchase of subsidiary shares from noncontrolling interests	(1)	—	(1)	(2)	(3)
Net transfers—Pfizer	(18)	—	(18)	—	(18)
Balance, December 31, 2010	3,418	(74)	3,344	—	3,344
Comprehensive income	245	9	254	3	257
Share-based compensation expense	19	—	19	—	19
Investment in Jilin Pfizer Guoyuan Animal Health Co., Ltd.	—	—	—	16	16
Dividends declared and paid	(416)	—	(416)	—	(416)
Net transfers between Pfizer and noncontrolling interests	3	—	3	(3)	—
Net transfers—Pfizer(a)	516	—	516	—	516
Balance, December 31, 2011	3,785	(65)	3,720	16	3,736
Comprehensive income/(loss)	436	(92)	344	—	344
Share-based compensation expense	28	—	28	—	28
Dividends declared and paid	(63)	—	(63)	—	(63)
Net transfers between Pfizer and noncontrolling interests	1	—	1	(1)	—
Net transfers—Pfizer	(4)	—	(4)	—	(4)
Balance, December 31, 2012	$4,183	$(157)	$4,026	$15	$4,041

(a)	See Note 4A. Acquisitions, Divestitures and Certain Investments—Acquisition of King Animal Health.

See Notes to Combined Financial Statements, which are an integral part of these statements.
60 |

ZOETIS INC.
(THE ANIMAL HEALTH BUSINESS UNIT OF PFIZER INC.)
COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Operating activities
Net income before allocation to noncontrolling interests	$436	$248	$111
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	200	205	185
Share-based compensation expense	28	19	16
Asset write-offs and impairments	10	78	16
Net gains on sales of assets	—	(1)	(101)
Deferred taxes	(74)	65	(68)
Other non-cash adjustments	3	—	(5)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(65)	(85)	30
Inventories	(318)	40	117
Other assets	(5)	11	(19)
Accounts payable	96	(16)	25
Other liabilities	62	(15)	5
Other tax accounts, net	81	(52)	(58)
Net cash provided by operating activities	454	497	254
Investing activities
Purchases of property, plant and equipment	(126)	(135)	(124)
Net proceeds from sales of assets	3	34	203
Acquisitions, net of cash acquired	—	(345)	(81)
Other investing activities	(12)	(3)	(7)
Net cash used in investing activities	(135)	(449)	(9)
Financing activities
Allocated principal payments on long-term debt	—	(143)	—
Cash dividends paid(a)	(63)	(416)	(207)
Purchase of subsidiary shares from noncontrolling interests	—	—	(3)
Net financing activities with Pfizer	(15)	529	(67)
Net cash used in financing activities	(78)	(30)	(277)
Effect of exchange-rate changes on cash and cash equivalents	(3)	(2)	(4)
Net increase/(decrease) in cash and cash equivalents	238	16	(36)
Cash and cash equivalents, as of beginning of year	79	63	99
Cash and cash equivalents, as of end of year	$317	$79	$63
Supplemental cash flow information
Cash paid during the period for:
Income taxes, net	$276	$142	$209
Interest	$31	$37	$37

(a)	Payments to non-Zoetis Pfizer entities.

See Notes to Combined Financial Statements, which are an integral part of these statements.
61 |

ZOETIS INC.
(THE ANIMAL HEALTH BUSINESS UNIT OF PFIZER INC.)
NOTES TO COMBINED FINANCIAL STATEMENTS
1.    Business Description
The accompanying combined financial statements include the accounts of all operations that comprise the animal health operations of Pfizer Inc. (collectively, Zoetis, the company, we, us and our). We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals.
We organize and operate our business in four geographic regions: the United States (U.S.); Europe/Africa/Middle East (EuAfME); Canada/Latin America (CLAR); and Asia/Pacific (APAC).
We market our products in more than 120 countries, including developed markets and emerging markets. Our revenues are mostly generated in the U.S. and EuAfME. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories (anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals).
Pfizer formed Zoetis to ultimately acquire, own, and operate the animal health operations of Pfizer Inc. (Pfizer), which are set forth in these combined financial statements. See also Note 2. Basis of Presentation. On January 28, 2013, Pfizer transferred substantially all of its animal health business to Zoetis and on February 6, 2013, an initial public offering (IPO) of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. We refer to the transactions to separate our business from Pfizer as described here and elsewhere in the 2012 Annual Report, as the Separation. For additional information, see Notes to Combined Financial Statements—Note 19. Subsequent Events.
Pfizer has informed us that it may make a tax-free distribution to its shareholders of all or a portion of its remaining equity interest in us, which may include one or more distributions effected as a dividend to all Pfizer shareholders, one or more distributions in exchange for Pfizer shares or other securities, or any combination thereof. We refer to any such potential distribution as the Distribution.  Pfizer has no obligation to pursue or consummate any further dispositions of its ownership interest in us, including through the Distribution, by any specified date or at all.
2.    Basis of Presentation
The combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For operations outside the U.S., the combined financial information is included as of and for the fiscal year ended November 30 for each year presented. All significant intercompany balances and transactions between the legal entities that comprise Zoetis have been eliminated. Balances due to or due from Pfizer have been presented as a component of Business unit equity. For those subsidiaries included in these combined financial statements where our ownership is less than 100%, the minority interests have been shown in equity as Equity attributable to noncontrolling interests. Certain reclassifications have been made to prior years' financial information to conform to the current year presentation.
On January 31, 2011 (the acquisition date), Pfizer completed the tender offer for the outstanding shares of common stock of King Pharmaceuticals, Inc. (King), including the King Animal Health business (KAH), and acquired approximately 92.5% of King’s outstanding shares. On February 28, 2011, Pfizer acquired all of the remaining shares of King. Commencing from the acquisition date, our combined financial statements include the assets, liabilities, operations and cash flows associated with KAH. As a result, and in accordance with our domestic and international reporting periods, our combined financial statements for the year ended December 31, 2011 reflect approximately eleven months of the U.S. operations of KAH and approximately ten months of the international operations of KAH. For additional information, see Note 4A. Acquisitions, Divestitures and Certain Investments—Acquisition of King Animal Health.
The combined financial statements have been derived from the consolidated financial statements and accounting records of Pfizer and include allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. These combined financial statements do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as a standalone public company during the periods presented.

•
The combined statements of income include allocations from certain support functions (Enabling Functions) that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others. Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

We allocated the costs associated with business technology, facilities and human resources primarily using proportional allocation methods, and for legal and finance, primarily using specific identification. In all cases, for support function costs where proportional allocation methods were used, we determined whether the costs are primarily influenced by headcount (such as a significant majority of facilities and human resources costs) or by the size of the business (such as most business technology costs) and we also determined whether the associated scope of those services provided are global, regional or local. Based on those analyses, we then allocated the costs based on our share of worldwide revenues, domestic revenues, international revenues, regional revenues, country revenues, worldwide headcount, country headcount or site headcount, as appropriate.
As a result, costs associated with business technology and legal that were not specifically identified were mostly allocated based on revenue drivers and, to a lesser extent, based on headcount drivers; costs associated with finance that were not specifically identified were all allocated based on revenue drivers; and costs associated with facilities and human resources that were not specifically identified were predominantly allocated based on headcount drivers.

•
The combined statements of income include allocations of certain manufacturing and supply costs incurred by manufacturing plants that are shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group (collectively, Pfizer Global Supply, or PGS). These costs may include manufacturing variances and changes in the standard costs of inventory, among others. Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on

62 |

either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The combined statements of income also include allocations from the Enabling Functions and PGS for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs. Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The combined statements of income include an allocation of transaction costs related to acquired businesses. Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of transaction costs, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The combined statements of income include an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer. Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 15. Share-Based Payments.

•
The combined balance sheets reflect all of the assets and liabilities of Pfizer that are either specifically identifiable or are directly attributable to Zoetis and its operations. For benefit plans, the combined balance sheets only include the assets and liabilities of benefit plans dedicated to animal health employees. For debt, see below.

•
The combined financial statements include an allocation of long-term debt from Pfizer that was issued to partially finance the acquisition of Wyeth (including FDAH). The debt and associated interest-related expenses, including the effect of hedging activities, have been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth. No other allocations of debt have been made as none is specifically related to our operations.

Management believes that the allocations are a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the combined statements of income reflect all of the costs of the animal health business of Pfizer. The allocated expenses from Pfizer include the following:

•
Enabling Functions operating expenses––approximately $310 million in 2012, $335 million in 2011 and $345 million in 2010 ($1 million, $3 million and $6 million in Cost of sales; $254 million, $268 million and $260 million in Selling, general and administrative expenses; and $55 million, $64 million and $79 million in Research and development expenses).

•	PGS manufacturing costs—approximately $25 million in 2012, $34 million in 2011 and $42 million in 2010 (in Cost of sales).

•
Restructuring charges and certain acquisition-related costs—approximately $57 million in 2012, $70 million in 2011 and $104 million in 2010 (in Restructuring charges and certain acquisition-related costs).

•
Other costs associated with cost reduction/productivity initiatives—additional depreciation associated with asset restructuring—approximately $13 million in 2012, $20 million in 2011 and $17 million in 2010 ($4 million, $1 million and $17 million in Selling, general and administrative expenses; and $9 million, $19 million and $0 million in Research and development expenses).

•
Other costs associated with cost reduction/productivity initiatives—implementation costs—approximately $9 million in 2012, $0 million in 2011 and $0 million in 2010 ($8 million in Selling, general and administrative expenses and $1 million in Research and development expenses).

•
Share-based compensation expense—approximately $33 million in 2012, $25 million in 2011 and $22 million in 2010 ($7 million, $5 million and $3 million in Cost of sales; $21 million, $16 million and $15 million in Selling, general and administrative expenses; and $5 million, $4 million and $4 million in Research and development expenses).

•	Transaction costs—approximately $2 million in 2011 and $1 million in 2010 (in Restructuring charges and certain acquisition-related costs).

•
Compensation-related expenses—approximately $12 million in 2012, $6 million in 2011 and $17 million in 2010 ($5 million, $2 million and $5 million in Cost of sales; $5 million, $3 million and $7 million in Selling, general and administrative expenses; and $2 million, $1 million and $5 million in Research and development expenses).

•	Interest expense—approximately $31 million in 2012, $36 million in 2011 and $37 million in 2010 (in Other (income)/deductions—net).
The income tax provision in the combined statements of income has been calculated as if Zoetis filed a separate tax return.
We have historically participated in Pfizer's centralized cash management system and generally all excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded as needed by Pfizer. We have also participated in Pfizer's centralized hedging and offsetting programs. As such, in the combined statements of income, we include the impact of Pfizer's derivative financial instruments used for offsetting changes in foreign currency rates net of the related exchange gains and losses for the portion that is deemed to be associated with the animal health operations. Such gains and losses were not material to the combined financial statements for all periods presented.
All balances and transactions among Zoetis and Pfizer and its subsidiaries, which can include dividends as well as intercompany activities, are shown in business unit equity in the combined balance sheets, for all periods presented. As the books and records of Zoetis were not kept on a

63 |

separate company basis, the determination of the average net balance due to or from Pfizer is not practicable. See also Note 18. Related Party Transactions.
3.    Significant Accounting Policies
A. New Accounting Standards
The provisions of the following new accounting and disclosure standards were adopted as of January 1, 2012 and did not have a significant impact on our combined financial statements:

•	Presentation of comprehensive income in financial statements. We have presented separate Combined Statements of Comprehensive Income/(Loss).

•	An amendment to the guidelines on the measurement and disclosure of fair value that is consistent between U.S. GAAP and International Financial Reporting Standards.
B. Estimates and Assumptions
In preparing the combined financial statements, we use certain estimates and assumptions that affect reported amounts and disclosures, including amounts recorded in connection with acquisitions. These estimates and underlying assumptions can impact all elements of our combined financial statements. For example, in the combined statements of income, in addition to estimates used in determining the allocations of costs and expenses from Pfizer, estimates are used when accounting for deductions from revenues (such as rebates, sales allowances, product returns and discounts), determining cost of sales, allocating cost in the form of depreciation and amortization, and estimating restructuring charges and the impact of contingencies. On the combined balance sheets, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable, benefit obligations, the impact of contingencies, deductions from revenues and restructuring reserves, all of which also impact the combined statements of income.
Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable but that can be inherently uncertain and unpredictable. If our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.
As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. We are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in competition, litigation, legislation and regulations. We regularly evaluate our estimates and assumptions using historical experience and expectations about the future. We adjust our estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our combined financial statements on a prospective basis unless they are required to be treated retrospectively under relevant accounting standards. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
C. Acquisitions
Our combined financial statements include the operations of acquired businesses from the date of acquisition. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business as defined in U.S. GAAP, no goodwill is recognized.
Amounts recorded for acquisitions can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
D. Fair Value
Certain assets and liabilities are required to be measured at fair value, either upon initial recognition or for subsequent accounting or reporting. For example, we use fair value extensively in the initial recognition of net assets acquired in a business combination. Fair value is estimated using an exit price approach, which requires, among other things, that we determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of assets and, for liabilities, assuming that the risk of non-performance will be the same before and after the transfer.
When estimating fair value, depending on the nature and complexity of the asset or liability, we may use one or all of the following approaches:

•	Income approach, which is based on the present value of a future stream of net cash flows.

64 |

•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.
These fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

•
Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable (Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).
A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
E. Foreign Currency Translation
For most of our international operations, local currencies have been determined to be the functional currencies. We translate functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect at the balance sheet date and we translate functional currency income and expense amounts to their U.S. dollar equivalents at average exchange rates for the period. The U.S. dollar effects that arise from changing translation rates are recorded in Other comprehensive income/(loss), net of taxes. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded in Other (income)/deductions––net. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
F. Revenues, Deductions from Revenues and the Allowance for Doubtful Accounts
We record revenues from product sales when the goods are shipped and title and risk of loss passes to the customer. At the time of sale, we also record estimates for a variety of deductions from revenues, such as rebates, sales allowances, product returns and discounts. Sales deductions are estimated and recorded at the time that related revenues are recorded except for sales incentives, which are estimated and recorded at the time the related revenues are recorded or when the incentive is offered, whichever is later. As applicable, our estimates are generally based on contractual terms or historical experience, adjusted as necessary to reflect our expectations about the future. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from Revenues.
As of December 31, 2012 and 2011, accruals for sales deductions included in Other current liabilities are approximately $126 million and $122 million, respectively.
We also record estimates for bad debts. We periodically assess the adequacy of the allowance for doubtful accounts by evaluating the collectability of outstanding receivables based on factors such as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
As of December 31, 2012 and 2011, the allowance for doubtful accounts included in Accounts receivable, less allowance for doubtful accounts are approximately $49 million and $29 million, respectively.
Amounts recorded for sales deductions and bad debts can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
G. Cost of Sales and Inventories
Inventories are carried at the lower of cost or market. The cost of finished goods, work-in-process and raw materials is determined using average actual cost. We regularly review our inventories for impairment and adjustments are recorded when necessary.
H. Selling, General and Administrative Expenses
Selling, general and administrative costs are expensed as incurred. Among other things, these expenses include the internal and external costs of marketing, advertising, and shipping and handling as well as certain costs related to business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, among others.
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $141 million in 2012, $134 million in 2011 and $132 million in 2010.
Shipping and handling costs totaled approximately $59 million in 2012, $66 million in 2011 and $46 million in 2010.
I. Research and Development Expenses
Research and development (R&D) costs are expensed as incurred. Research is the effort associated with the discovery of new knowledge that will be useful in developing a new product or in significantly improving an existing product. Development is the implementation of the research findings. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval in a major market, we record any milestone payments in

65 |

Identifiable intangible assets, less accumulated amortization and, unless the assets are determined to have an indefinite life, we amortize them on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.
J. Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets
Long-lived assets include:

•	Goodwill—goodwill represents the excess of the consideration transferred for an acquired business over the assigned values of its net assets. Goodwill is not amortized.

•
Identifiable intangible assets, less accumulated amortization—these acquired assets are recorded at our cost. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Identifiable intangible assets with indefinite lives that are associated with marketed products are not amortized until a useful life can be determined. Identifiable intangible assets associated with IPR&D projects are not amortized until regulatory approval is obtained. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

•
Property, plant and equipment, less accumulated depreciation––these assets are recorded at our cost and are increased by the cost of any significant improvements after purchase. Property, plant and equipment assets, other than land and construction-in-progress, are depreciated on a straight-line basis over the estimated useful life of the individual assets. Depreciation begins when the asset is ready for its intended use. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

Amortization expense related to finite-lived identifiable intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function and depreciation of property, plant and equipment are included in Cost of sales, Selling, general and administrative expenses and Research and development expenses, as appropriate.
We review all of our long-lived assets for impairment indicators throughout the year and we perform detailed testing whenever impairment indicators are present. In addition, we perform impairment testing for goodwill and indefinite-lived assets at least annually. When necessary, we record charges for impairments. Specifically:

•
For finite-lived identifiable intangible assets, such as developed technology rights, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

•
For indefinite-lived identifiable intangible assets, such as brands and IPR&D assets, when necessary, we determine the fair value of the asset and record an impairment loss, if any, for the excess of book value over fair value. In addition, in all cases of an impairment review other than for IPR&D assets, we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate.

•
For goodwill, when necessary, we determine the fair value of each reporting unit and compare the fair value to its estimated book value. If the carrying amount is found to be greater, we then determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value.

Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
K. Restructuring Charges and Certain Acquisition-Related Costs
We may incur restructuring charges in connection with acquisitions when we implement plans to restructure and integrate the acquired operations or in connection with cost-reduction and productivity initiatives. Included in Restructuring charges and certain acquisition-related costs are all restructuring charges and certain costs associated with acquiring and integrating an acquired business. Transaction costs and integration costs are expensed as incurred. Termination costs are a significant component of restructuring charges and are generally recorded when the actions are probable and estimable.
Amounts recorded for restructuring charges and other associated costs can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
L. Earnings per Share
The weighted average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated using an aggregate of 500 million shares of Class A and Class B common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO. There were no Zoetis restricted stock units, stock options or performance shares outstanding prior to the IPO.
M. Cash Equivalents
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and time deposits with maturity periods of three months or less when purchased.

66 |

Significant investing activities that affect recognized property, plant and equipment, but that do not result in cash receipts or cash payments in the period are not included in the combined statements of cash flows.  Purchases of property, plant and equipment in accounts payable at December 31, 2012 were $14 million, and were insignificant at December 31, 2011 and 2010.
N. Deferred Tax Assets and Liabilities and Income Tax Contingencies
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws. We provide a valuation allowance when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies.
We account for income tax contingencies using a benefit recognition model. If we consider that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. Under the benefit recognition model, if the initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law, analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard. Liabilities associated with uncertain tax positions are classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, are recorded in Provision for taxes on income and are classified on our combined balance sheet with the related tax liability.
Amounts recorded for valuation allowances and income tax contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
O. Benefit Plans
Generally, most of our employees are eligible to participate in Pfizer’s pension plans. The combined statements of income include all of the benefit plan expenses attributable to the animal health operations of Pfizer, including expenses associated with pension plans, postretirement plans and defined contribution plans. The expenses include allocations of direct expenses, as well as expenses that have been deemed attributable to the animal health operations. The combined balance sheets include the benefit plan assets and liabilities of only those plans that are dedicated to animal health employees.
For the dedicated plans, we recognize the overfunded or underfunded status of defined benefit plans as an asset or liability on the combined balance sheets and the obligations generally are measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. Pension obligations may include assumptions such as long-term rate of return on plan assets, expected employee turnover, participant mortality, and future compensation levels. Plan assets are measured at fair value. Net periodic benefit costs are recognized, as required, into Cost of sales, Selling, general and administrative expenses and Research and development expenses, as appropriate.
Amounts recorded for benefit plans can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
P. Asset Retirement Obligations
We record accruals for the legal obligations associated with the retirement of tangible long-lived assets, including obligations under the doctrine of promissory estoppel and those that are conditioned upon the occurrence of future events. These obligations generally result from the acquisition, construction, development and/or normal operation of long-lived assets. We recognize the fair value of these obligations in the period in which they are incurred by increasing the carrying amount of the related asset. Over time, we recognize expense for the accretion of the liability and for the amortization of the asset.
As of December 31, 2012 and 2011, accruals for direct asset retirement obligations included in Other current liabilities are $0.2 million and $1 million, respectively, and included in Other noncurrent liabilities are $15 million and $13 million, respectively.
Amounts recorded for asset retirement obligations can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
Q. Legal and Environmental Contingencies
We are subject to numerous contingencies arising in the ordinary course of business, such as product liability and other product-related litigation, commercial litigation, patent litigation, environmental claims and proceedings, government investigations and guarantees and indemnifications. We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. We record anticipated recoveries under existing insurance contracts when recovery is assured.

67 |

Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
R. Share-Based Payments
Our compensation programs include grants under Pfizer’s share-based payment plans. All grants under share-based payment programs are accounted for at fair value and such amounts generally are amortized on a straight-line basis over the vesting term to Cost of sales, Selling, general and administrative expenses, and Research and development expenses, as appropriate.
Amounts recorded for share-based compensation can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
S. Business Unit Equity
Total business unit equity represents Pfizer’s equity investment in Zoetis and the net amounts due to or due from Pfizer. Recorded amounts reflect capital contributions and/or dividends, as well as the results of operations and other comprehensive income/(loss).
4.    Acquisitions, Divestitures and Certain Investments
A. Acquisition of King Animal Health
Description of the Transaction and Fair Value of Consideration Transferred
On January 31, 2011 (the acquisition date), Pfizer completed its tender offer for the outstanding shares of common stock of King, including KAH, at a purchase price of $14.25 per share in cash and acquired approximately 92.5% of the outstanding shares. On February 28, 2011, Pfizer acquired all of the remaining shares of King for $14.25 per share in cash. As a result, the total fair value of consideration transferred by Pfizer for King was approximately $3.6 billion in cash ($3.2 billion, net of cash acquired), of which we estimate that approximately $345 million relates to KAH.
Recording of Assets Acquired and Liabilities Assumed
The assets acquired and liabilities assumed from King for KAH follow:

(MILLIONS OF DOLLARS)	Amounts recognized as of the acquisition date
Working capital deficit, excluding inventories(a)	$(11)
Inventories	104
Property, plant and equipment	94
Identifiable intangible assets	130
Net tax accounts	(10)
All other noncurrent assets and liabilities, net	(7)
Total identifiable net assets	300
Goodwill(b)	45
Net assets acquired/total consideration transferred	$345

(a)	Includes accounts receivable, other current assets, accounts payable and other current liabilities.

(b)
Goodwill recognized as of the acquisition date was attributable to all four of our geographic area operating segments. See Note 12A. Goodwill and Other Intangible Assets—Goodwill for additional information.

As of the acquisition date, the fair value of accounts receivable approximated the book value acquired. The gross contractual amount receivable was $52 million, virtually all of which was expected to be collected.
As part of the acquisition, we assumed liabilities for environmental, legal and tax matters, as well as guarantees and indemnifications that KAH incurred in the ordinary course of business. As of the acquisition date, we recorded approximately $11 million for environmental matters (including $4 million for asset retirement obligations), $9 million related to legal contingencies and $18 million related to uncertain tax positions.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of KAH includes the following:

•	the expected synergies and other benefits that we believed would result from combining the operations of KAH with the operations of Zoetis;

•	any intangible assets that do not qualify for separate recognition, as well as future, yet unidentified projects and products; and

•	the value of the going-concern element of KAH’s existing businesses (the higher rate of return on the assembled collection of net assets than if we had acquired all of the net assets separately).

68 |

Goodwill is not amortized and is not deductible for tax purposes (see Note 12A. Goodwill and Other Intangible Assets—Goodwill for additional information).
Actual and Pro Forma Impact of Acquisition
In 2011, from the acquisition date of January 31, 2011, KAH contributed $329 million in revenues. We are unable to provide the results of operations attributable to KAH as those operations were substantially integrated by mid-2011.
Assuming that the acquisition of KAH had occurred on January 1, 2010 (rather than the actual acquisition date of January 31, 2011), the unaudited pro forma combined revenues of Zoetis and KAH would have been $4,275 million in 2011 and $3,958 million in 2010. The unaudited pro forma combined revenues are based on the historical financial information of Zoetis and KAH, reflecting Zoetis and KAH revenues for a 12-month period and do not purport to project the future revenues of the combined company. We are unable to provide the unaudited pro forma net income/(loss) attributable to Zoetis for 2011 or 2010 as it is impracticable to determine the full year results of KAH, a former division of King, on a U.S. GAAP basis.
B. Other Acquisitions
In December 2010, Pfizer acquired Synbiotics Corporation (Synbiotics), a privately-owned company that was a leader in the development, manufacture and marketing of immunodiagnostic tests for companion and food production animals. The total consideration for this acquisition was approximately $20 million plus $4 million in assumed debt. In connection with this acquisition, we recorded approximately $9 million in Identifiable intangible assets, consisting of $8 million of developed technology rights and $1 million of in-process research and development, and approximately $10 million in Goodwill.
In May 2010, Pfizer acquired Microtek International, Inc. (Microtek), a company focused on delivering aquatic vaccines and diagnostics used in fish farming. The total consideration for this acquisition was approximately $6 million, which consisted of an upfront payment of $4 million and contingent consideration with an estimated acquisition-date fair value of about $2 million. In connection with this acquisition, we recorded approximately $4 million in Identifiable intangible assets, consisting of approximately $2 million in developed technology rights, and $2 million of in-process research and development.
In December 2009 (fiscal 2010), Pfizer acquired Vetnex Animal Health Ltd. (Vetnex), a privately-owned company focusing on poultry, livestock and companion animal healthcare in India. The total consideration for this acquisition was approximately $57 million plus $8 million in assumed debt. In connection with this acquisition, we recorded approximately $47 million in Identifiable intangible assets, consisting of approximately $38 million of developed technology rights and $9 million of in-process research and development, and approximately $19 million in Goodwill.
C. Divestitures
On October 15, 2009, Pfizer acquired all the outstanding equity of Wyeth, including Fort Dodge Animal Health (FDAH). In connection with the regulatory approval process of that acquisition, we were required to divest certain animal health assets:

•
In 2009, immediately following the acquisition date, we sold certain animal health products in the U.S., Canada, and to a lesser extent, Australia and South Africa, including intellectual property rights exclusive to North America as well as some manufacturing facilities and finished goods inventory. The transaction as it related to Europe closed in 2010. The product portfolio was composed of both livestock and companion animal products, virtually all of which were acquired from legacy Wyeth. The proceeds from the sale were approximately $580 million, net of transaction costs, and we recognized a $2 million gain as most of the assets sold had been recorded at fair value on the acquisition date. In 2010, we recognized a $15 million gain in Other (income)/deductions—net as a result of the resolution of the contingent consideration as prescribed in the agreement.

•
In early 2010, we sold certain animal health products in Australia, including intellectual property rights exclusive to Australia as well as a biological manufacturing facility and finished goods inventory. The product portfolio was composed of livestock products, all acquired from legacy Wyeth. The proceeds from the sale were approximately $10 million, net of transaction costs, and we recognized a $19 million loss on the sale in Other (income)/deductions––net, related to the inventory included in the transaction.

•
In mid-2010, we sold certain animal health products in Europe, including intellectual property rights exclusive to Europe as well as a manufacturing facility and finished goods inventory. The product portfolio was composed of both livestock and companion animal products from both legacy Wyeth and legacy Pfizer. The proceeds from the sale were approximately $145 million, net of transaction costs, and we recognized a $71 million gain in Other (income)/deductions––net on the sale related to the legacy Pfizer assets. In connection with this divestiture, we entered into transitional manufacturing service agreements with the buyer, which included certain purchasing and investment commitments related to the divested manufacturing facility. The incremental charges associated with these commitments were included in Cost of sales ($20 million in 2011 and $5 million in 2010) and Other (income)/deductions—net ($7 million in 2011).

•
In mid-2010, we sold certain animal health products in China. The product portfolio was composed of livestock vaccines from legacy Pfizer. The proceeds from the sale were approximately $38 million, net of transaction costs, and we recognized a $37 million gain in Other (income)/deductions––net on the sale.

In addition, there were smaller asset sales of products acquired from legacy Wyeth in Mexico (2010) and Korea (2011), for combined proceeds of about $2 million, with no gain or loss included in the financial statements.
All of the divestiture transactions required transitional supply and service agreements, including technology transfers, where necessary and appropriate, as well as other customary ancillary agreements.
It is possible that additional divestitures of animal health assets may be required based on the ongoing regulatory reviews in other jurisdictions, but they are not expected to be significant to our business.

69 |

D. Certain Investments
Formation of Jilin Pfizer Guoyuan Animal Health Co., Ltd.
In October 2011, Pfizer and Jilin Guoyuan Animal Health Company, Ltd. created a new company, Jilin Pfizer Guoyuan Animal Health Co., Ltd. (Jilin), which will focus on swine vaccine development and commercialization in China. In exchange for payments of approximately $14 million, we acquired a 45% equity interest in Jilin. We have determined that Jilin is a variable interest entity and that Zoetis is the primary beneficiary of Jilin since Zoetis (i) has the power to direct the activities of Jilin that most significantly impact Jilin’s economic performance, (ii) has the right to appoint the majority of the Board of Directors and (iii) has the obligation to absorb losses of Jilin that could potentially be significant to Jilin and the right to receive benefits from Jilin that could potentially be significant to Jilin. As such, since the formation of Jilin, we have included all of the operating results, assets, liabilities and cash flows of Jilin in our combined financial statements. The 55% interest held by Jilin Guoyuan Animal Health Company is reflected in our combined balance sheet as a noncontrolling interest. In connection with this investment, we recorded approximately $3 million in Identifiable intangible assets, consisting of a manufacturing license and an industrial land-use right in China, and approximately $10 million in Goodwill.

5.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
The combined statements of income include significant costs associated with Pfizer’s cost-reduction initiatives (several programs initiated since 2005) and the acquisitions of FDAH on October 15, 2009 and KAH on January 31, 2011. The expenses include direct costs and charges as well as an allocation of indirect costs and charges that have been deemed attributable to the operations of the company. The combined balance sheets reflect the accrued restructuring charges directly attributable to the animal health operations. For example:

•
In connection with cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

•
In connection with acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, and restructuring the combined company, which may include charges related to employees, assets and activities that will not continue in the combined company.

All operating functions can be impacted by these actions, including sales and marketing, manufacturing and research and development, as well as support functions such as business technology, shared services and corporate operations.
The components of costs incurred in connection with acquisitions and cost-reduction/productivity initiatives follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Restructuring Charges and Certain Acquisition-Related Costs:
Integration costs(a)	$26	$30	$43
Restructuring charges:(b)
Employee termination costs	49	53	15
Asset impairment charges	4	—	5
Exit costs	(1)	1	35
Total Direct	78	84	98
Transaction costs(c)	—	2	1
Integration costs(a)	21	41	49
Restructuring charges:(b)
Employee termination costs	19	20	25
Asset impairment charges	10	7	13
Exit costs	7	—	16
Total Allocated	57	70	104
Total Restructuring charges and certain acquisition-related costs	135	154	202

Other Costs Associated with Cost-Reduction/Productivity Initiatives:
Additional depreciation associated with asset restructuring––direct(d)	11	9	—
Additional depreciation associated with asset restructuring––allocated(d)	13	20	17
Implementation costs––direct(e)	—	3	—
Implementation costs––allocated(e)	9	—	—
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$168	$186	$219

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes.

(b)	Restructuring charges are primarily related to our cost-reduction/ productivity initiatives in 2012, the integration of KAH in 2011 and the integration of FDAH in 2010.
The direct restructuring charges are associated with the following:

70 |

•	2012 Direct—EuAfME ($51 million), CLAR ($3 million), APAC ($1 million income) and manufacturing/research/corporate ($1 million income).

•	2011 Direct—U.S. ($2 million), EuAfME ($33 million), CLAR ($2 million), APAC ($2 million income) and manufacturing/research/corporate ($19 million).

•	2010 Direct—U.S. ($14 million income), EuAfME ($24 million), CLAR ($4 million), APAC ($10 million) and manufacturing/research/corporate ($31 million).

(c)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(d)
Additional depreciation associated with asset restructuring represents the impact of changes in the estimated lives of assets involved in restructuring actions. In 2012, included in Cost of sales ($10 million), Selling, general and administrative expenses ($5 million) and Research and development expenses ($9 million). In 2011, included in Cost of sales ($6 million), Selling, general and administrative expenses ($4 million) and Research and development expenses ($19 million). In 2010, included in Selling, general and administrative expenses ($17 million).

(e)
Implementation costs, represent external, incremental costs directly related to implementing cost-reduction/productivity initiatives, and primarily include expenditures related to system and process standardization and the expansion of shared services. In 2012, included in Selling, general and administrative expenses ($8 million) and Research and development expenses ($1 million). In 2011, included in Selling, general and administrative expenses ($2 million) and Research and development expenses ($1 million).

The components and activity of our direct restructuring charges identified with Zoetis follow:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2009	$180	$—	$5	$185
Provision	15	5	35	55
Utilization and other(a)	(105)	(5)	(29)	(139)
Balance, December 31, 2010	90	—	11	101
Provision	53	—	1	54
Utilization and other(a)	(73)	—	(1)	(74)
Balance, December 31, 2011(b)	70	—	11	81
Provision	49	4	(1)	52
Utilization and other(a)	(51)	(4)	(4)	(59)
Balance, December 31, 2012(b)	$68	$—	$6	$74

(a)	Includes adjustments for foreign currency translation.

(b)	At December 31, 2012 and 2011, included in Other current liabilities ($63 million and $53 million, respectively) and Other noncurrent liabilities ($11 million and $28 million, respectively).
6.    Other (Income)/Deductions—Net
The components of Other (income)/deductions––net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Interest expense on allocated long-term debt(a)	$31	$36	$37
Royalty-related income	(32)	(26)	(30)
Net gains on sales of certain assets(b)	—	—	(104)
Identifiable intangible asset impairment charges(c)	5	69	—
Certain legal matters, net(d)	(19)	—	—
Other, net	—	5	4
Other (income)/deductions—net	$(15)	$84	$(93)

(a)
The interest expense on allocated long-term debt reflects an allocation of Pfizer’s weighted average effective interest rate on the Wyeth/FDAH-related acquisition debt, issued in March and June of 2009, of 5.3% in 2012, 5.1% in 2011 and 5.1% in 2010. See also Note 9D. Financial Instruments—Allocated Long-Term Debt.

(b)
Represents net gains on the sales of certain animal health assets divested in connection with Pfizer’s 2009 acquisition of Wyeth/FDAH. See also Note 4C. Acquisitions, Divestitures and Certain Investments—Divestitures.

(c)
In 2012, the asset impairment charges include (i) approximately $2 million of finite-lived companion animal developed technology rights; (ii) approximately $1 million of finite-lived trademarks related to genetic testing services; and (iii) approximately $2 million of finite-lived patents related to poultry technology. The asset impairment charges for 2012 reflect, among other things, loss of revenues as a result of negative market conditions and, with respect to the poultry technology, a re-assessment of economic viability. In 2011, the asset impairment charges include (i) approximately $30 million of finite-lived intangible assets related to parasiticides technology as a result of declining gross margins and increased competition; (ii) approximately $12 million of finite-lived intangible assets related to equine influenza and tetanus technology due to third-party supply issues; (iii) approximately $10 million of finite-lived intangible assets related to genetic testing services that did not find consumer acceptance; and (iv) approximately $17 million related to in-process research and development projects (acquired from Vetnex in 2010 and from FDAH in 2009), as a result of the termination of the development programs due to a re-assessment of economic viability.

(d)
In 2012, represents income from a favorable legal settlement related to an intellectual property matter ($14 million income) and a change in estimate for an environmental-related reserve ($7 million income), partially offset by litigation-related charges ($2 million).

71 |

7.    Tax Matters
A. Taxes on Income
During the periods presented in the combined financial statements, Zoetis did not generally file separate tax returns, as Zoetis was generally included in the tax grouping of other Pfizer entities within the respective entity’s tax jurisdiction. The income tax provision included in these combined financial statements has been calculated using the separate return basis, as if Zoetis filed a separate tax return.
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
United States	$340	$(239)	$(349)
International	370	633	527
Income before provision for taxes on income(a)(b)	$710	$394	$178

(a)
2012 vs. 2011—The increase in United States income is primarily due to sales growth in both livestock and companion animals. Other factors include reduced restructuring charges and increased operational efficiencies. The decrease in international income was largely driven by the unfavorable impact of foreign exchange and lower revenues due to adverse macroeconomic conditions.

(b)
2011 vs. 2010—The decrease in the United States loss was primarily due to lower integration and restructuring costs and cost reductions due to both acquisition-related synergies and initiatives undertaken during the year, partially offset by the non-recurrence of gains related to FDAH divestitures. The increase in the international income was due to cost reductions which were the result of both acquisition-related synergies and cost reduction/productivity initiatives undertaken during the year.

The components of Provision for taxes on income based on the location of the taxing authorities, follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
United States:
Current income taxes:
Federal	$132	$(3)	$(22)
State and local	5	(1)	(3)
Deferred income taxes:
Federal	(7)	(19)	(11)
State and local	11	(3)	(8)
Total U.S. tax provision/(benefit)	141	(26)	(44)
International:
Current income taxes	211	85	160
Deferred income taxes	(78)	87	(49)
Total international tax provision	133	172	111
Provision for taxes on income(a)(b)(c)(d)	$274	$146	$67

(a)	In 2012, the Provision for taxes on income reflects the following:

•
U.S. tax benefits of approximately $29.3 million, representing tax and interest, resulting from a multi-year settlement with the U.S. Internal Revenue Service with respect to audits for the years 2006 through 2008, and international tax benefits of approximately $2.7 million, representing tax and interest, resulting from the resolution of certain tax positions pertaining to prior years with various foreign tax authorities and from the expiration of certain statutes of limitations;

•
U.S. tax expense of approximately $9 million as a result of providing U.S. deferred income taxes on certain current-year funds earned outside the U.S. that will not be indefinitely reinvested overseas (see Note 7B. Tax Matters—Deferred Taxes);

•	The expiration of the U.S. research and development tax credit on December 31, 2011; and

•	Tax cost related to changes in uncertain tax positions (see Note 7C. Tax Matters—Tax Contingencies).

(b)	In 2011, the Provision for taxes on income reflects the following:

•
U.S tax expense of approximately $9 million as a result of providing U.S. deferred income taxes on certain current-year funds earned outside of the U.S. that will not be indefinitely reinvested overseas (see Note 7B. Tax Matters—Deferred Taxes); and

•
U.S. tax benefits of approximately $9.5 million, representing tax and interest, resulting from the tax benefit recorded in connection with the settlement of certain audits with the U.S. Internal Revenue Service.

(c)	In 2010, the Provision for taxes on income reflects the following:

•
U.S. tax expense of approximately $39 million as a result of providing U.S. deferred income taxes on certain current-year funds earned outside of the U.S. that will not be indefinitely reinvested overseas (see Note 7B. Tax Matters—Deferred Taxes);

•	U.S. tax benefits of approximately $33.4 million, representing tax and interest, resulting from a settlement with the U.S. Internal Revenue Service;

•	U.S. tax benefit resulting from a decrease in deferred income tax liabilities related to fair value adjustments recorded in connection with our acquisition of FDAH; and

•
U.S. tax expense of approximately $21.3 million related to the write-off of deferred income tax assets related to the Medicare Part D subsidy for retiree prescription drug coverage resulting from the provision of the U.S. Healthcare Legislation.

(d)
In all years, federal, state and international tax liabilities assumed or established as part of a business acquisition are not included in Provision for taxes on income (see Note 4. Acquisitions, Divestitures, and Certain Investments).

72 |

Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2012	2011	2010
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefits(a)	1.7	(0.2)	(2.3)
Taxation of non-U.S. operations(b)(c)(d)(e)	5.6	2.7	8.2
Tax settlements and resolution of certain tax positions(f)	(4.1)	(2.4)	(18.7)
U.S. healthcare legislation(g)	(0.4)	0.3	12.0
U.S. research and development tax credit and manufacturing deduction(h)	(0.3)	(2.3)	(3.1)
Non-deductible items(h)	0.8	2.1	4.2
All other—net	0.3	1.9	2.3
Effective tax rate	38.6%	37.1%	37.6%

(a)
The rate impact of this component is influenced by the specific level of U.S. earnings in a specific year. In 2012, the increase in the impact of state taxes on the effective tax rate as compared to 2011 reflects an increase in state earnings. In 2011 and 2010, the rate impact reflects state losses in both years, with larger losses in 2010.

(b)
For taxation of non-U.S. operations, this rate impact reflects the income tax rates and relative earnings in the locations where we do business outside of the U.S., together with the cost of repatriation decisions, as well as changes in uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions”: (i) the jurisdictional location of earnings is a component of our effective tax rate each year as tax rates outside of the U.S. are generally lower than the U.S. statutory income tax rate. The rate impact of the jurisdictional location of earnings is influenced by the specific location of non-U.S. earnings and the level of such earnings as compared to our total earnings. This rate impact is then offset or more than offset by the cost of repatriation decisions and other U.S. tax implications of our foreign operations, which may significantly impact the taxation of non-U.S. operations; and (ii) the impact of changes in uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions” is a component of our effective tax rate each year that can result in either an increase or decrease to our effective tax rate. The jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, can vary as a result of the repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges, asset impairments and gains and losses on asset divestitures.

(c)
The rate impact of taxation of non-U.S. operations was an increase to our effective tax rate in all periods presented due to (i) the cost of repatriation decisions and other U.S. tax implications that more than offset the impact of the generally lower tax rates outside of the U.S.; (ii) the tax impact of non-deductible items in those jurisdictions; and (iii) the tax impact of changes in uncertain tax positions related to our non-U.S. operations.

(d)
The increase in the rate in 2012 as compared to 2011 is primarily due to increases in uncertain tax positions (see Note 7C. Tax Matters—Tax Contingencies, for current and prior period increases to uncertain tax positions), of which a significant portion relates to our non-U.S. operations. The decrease in the rate in 2011 as compared to 2010 is primarily due to changes in jurisdictional mix of earnings, as discussed above.

(e)
For all periods presented, in Singapore, our non-dedicated entities benefited from an incentive tax rate applicable to income from manufacturing and other operations (rate effective through 2016). In 2012, in Singapore, our dedicated entities benefited from an incentive tax rate applicable to certain earnings (rate effective from October 29, 2012 through October 29, 2016).

(f)	For a discussion about tax settlements and resolution of certain tax positions, see above in this Note 7A Tax Matters—Taxes on Income.

(g)
The decrease in the rate in 2012 primarily relates to the tax benefit recorded in connection with the establishment of deferred income tax assets related to the Medicare Part D subsidy for retiree prescription drug coverage. The increase in the rate in 2010 is related to the write-off of deferred income tax assets related to the Medicare Part D subsidy for retiree prescription drug coverage resulting from the provision of the U.S. Healthcare Legislation.

(h)
We received no benefit from the U.S. research and development tax credit in 2012 as the credit expired on December 31, 2011 and was not extended until January 2013. In all years, we received a benefit from the U.S. manufacturing deduction. Non-deductible items include meals and entertainment expenses.

73 |

B. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities, shown before jurisdictional netting, follow:

	2012 Deferred Tax		2011 Deferred Tax
(MILLIONS OF DOLLARS)	Assets	(Liabilities)	Assets	(Liabilities)
Prepaid/deferred items	$75	$(6)	$77	$(4)
Inventories	12	(3)	46	(5)
Intangibles	47	(234)	5	(273)
Property, plant and equipment	48	(109)	1	(122)
Employee benefits	54	—	34	—
Restructuring and other charges	32	(5)	37	(1)
Legal and product liability reserves	21	(1)	17	—
Net operating loss/credit carry forwards	219	—	212	—
Unremitted earnings	—	(86)	—	(93)
All other	4	(7)	3	(1)
Subtotal	512	(451)	432	(499)
Valuation allowance	(69)	—	(5)	—
Total deferred taxes	$443	$(451)	$427	$(499)
Net deferred tax liability(a)(b)		$(8)		$(72)

(a)
2012 vs. 2011-The decrease in net deferred tax liability position in 2012 reflects an increase in noncurrent deferred tax assets recorded in connection with book/tax basis differentials primarily related to intangibles and PP&E, established as a result of certain restructuring activities and a decrease in deferred income tax liabilities related to unremitted earnings, primarily as a result of distributions, partially offset by an increase in valuation allowances representing the amounts determined to be unrecoverable.

(b)
In 2012, included in Current deferred tax assets ($101 million), Noncurrent deferred tax assets ($216 million), Other current liabilities ($2 million) and Noncurrent deferred tax liabilities ($323 million). In 2011, included in Current deferred tax assets ($96 million), Noncurrent deferred tax assets ($143 million) and Noncurrent deferred tax liabilities ($311 million).

We have carry forwards, primarily related to net operating losses, which are available to reduce future U.S. federal and state, as well as international income taxes payable with either an indefinite life or expiring at various times from 2013 to 2032. Certain of our U.S. net operating losses are subject to limitations under Internal Revenue Code Section 382.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies.
As of December 31, 2012, we have not made a U.S. tax provision on approximately $2.5 billion of unremitted earnings of our international subsidiaries. As these earnings are intended to be indefinitely reinvested overseas, the determination of a hypothetical unrecognized deferred tax liability as of December 31, 2012 is not practicable.
C. Tax Contingencies
We are subject to income tax in many jurisdictions, and a certain degree of estimation is required in recording the assets and liabilities related to income taxes. All of our tax positions are subject to audit by the local taxing authorities in each tax jurisdiction. These tax audits can involve complex issues, interpretations and judgments and the resolution of matters may span multiple years, particularly if subject to negotiation or litigation. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statute of limitations expire. We treat these events as discrete items in the period of resolution.
For a description of our accounting policies associated with accounting for income tax contingencies, see Note 3N. Significant Accounting Policies—Deferred Tax Assets and Liabilities and Income Tax Contingencies. For a description of the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2012 and 2011, we had approximately $112 million and $82 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest:

•
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As

74 |

of December 31, 2012 and 2011, we had approximately $32 million for both years in assets associated with uncertain tax positions recorded in Other noncurrent assets.

•
Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in our financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2012	2011	2010
Balance, January 1	$(114)	$(93)	$(143)
Acquisitions(a)	—	(19)	—
Increases based on tax positions taken during a prior period(b)	(2)	—	(4)
Decreases based on tax positions taken during a prior period(b)(c)	40	1	37
Decreases based on cash payments for a prior period	3	7	11
Increases based on tax positions taken during the current period(b)	(73)	(10)	(10)
Decreases based on tax positions taken during the current period	—	—	16
Lapse in statute of limitations	2	—	—
Balance, December 31(d)	$(144)	$(114)	$(93)

(a)	The amount in 2011 primarily relates to the acquisition of KAH.

(b)	Primarily included in Provision for taxes on income.

(c)	In all years, the decreases are primarily a result of effectively settling certain issues with the U.S. and non-U.S. tax authorities. See Note 7A. Tax Matters—Taxes on Income.

(d)
In 2012, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($138 million). In 2011, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($108 million).

•
Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our combined statements of income. In 2012, we recorded a net interest expense of $1.3 million; in 2011, interest expense was de minimis; and in 2010, we recorded a net interest benefit of $5 million. Gross accrued interest totaled $17 million and $14 million as of December 31, 2012 and 2011, respectively, and were included in Other taxes payable. Accrued penalties are not significant.

Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
The U.S. is one of our major tax jurisdictions:

•	With respect to Pfizer Inc., tax years 2009-2010 are currently under audit. Tax years 2011-2012 are not under audit. All other tax years are closed.

•	With respect to Wyeth, tax years 2006 through the Wyeth acquisition date (October 15, 2009) are currently under audit. All other tax years are closed.

•
With respect to King, the audit for tax year 2008 has been effectively settled, and for Alpharma Inc. (a subsidiary of King), tax years 2005-2007 have been effectively settled. For King, tax years 2009 through the date of acquisition (January 31, 2011) are open but not under audit. All other tax years are closed.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2001-2012), Asia-Pacific (2007-2012 primarily reflecting Australia and Japan), Europe (2007-2012, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany) and Latin America (1988 - 2012, primarily reflecting Brazil and Mexico).
Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. We do not expect that within the next twelve months any of our gross unrecognized tax benefits, exclusive of interest, could significantly decrease as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible change related to our uncertain tax positions, and such changes could be significant.

75 |

8.    Accumulated Other Comprehensive Income/(Loss)
Changes, net of tax, in Accumulated other comprehensive income/(loss) follow:

	Currency
	Translation		Accumulated
	Adjustment	Benefit Plans	Other
	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Income/(Loss)
Balance, December 31, 2009	$58	$(3)	$55
Other comprehensive loss	(121)	(8)	(129)
Balance, December 31, 2010	(63)	(11)	(74)
Other comprehensive income	4	5	9
Balance, December 31, 2011	(59)	(6)	(65)
Other comprehensive income/(loss)	(93)	1	(92)
Balance, December 31, 2012	$(152)	$(5)	$(157)
9.    Financial Instruments
The combined balance sheets include the financial assets and liabilities that are directly attributable to the animal health operations of Pfizer, except that the combined balance sheets also include an allocation of long-term debt from Pfizer, see Note 2. Basis of Presentation.
A. Financial Assets and Liabilities
As of December 31, 2012 and 2011, financial assets and liabilities consist primarily of cash and cash equivalents, accounts receivable, accounts payable, current portion of allocated long-term debt and allocated long-term debt.
The recorded amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. For an estimate of the fair value of our long-term debt, see Note 9D. Financial Instruments—Allocated Long-Term Debt.
B. Accounts Receivable
As of December 31, 2012 and 2011, Accounts receivable, less allowance for doubtful accounts, of $900 million and $871 million, respectively, includes approximately $43 million and $48 million of other receivables, such as trade notes receivable and royalty receivables, among others.
C. Credit Facility
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility). The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. In addition, the credit facility contains other customary covenants. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility became available for borrowings upon the completion of the IPO, and there are currently no borrowings under credit facility.
D. Allocated Long-Term Debt
Long-term debt, including the current portion, as of December 31, 2012 and 2011 of $582 million and $575 million, respectively, represents an allocation of Pfizer debt that was issued to partially finance the acquisition of Wyeth (including FDAH) and that has been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth. The allocated long-term debt has a weighted average interest rate of approximately 5.7% for both December 31, 2012 and 2011. On December 31, 2011, one of the allocated debt instruments was called by Pfizer.
The allocated long-term debt is carried at historical proceeds and is adjusted for any gains or losses associated with changes in interest rates since Pfizer holds derivative financial instruments designated and qualifying as fair value hedging instruments for interest rate risk.
As of December 31, 2012 and 2011, the fair value of the allocated long-term debt is $732 million and $690 million, respectively. The fair value of the allocated long-term debt is determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Pfizer’s credit rating. The fair value of the allocated long-term debt does not purport to reflect the fair value that might have been determined if Zoetis had operated as a standalone public company for the periods presented or if we had used Zoetis’s credit rating in the calculation.
The annual maturity of the allocated long-term debt outstanding as of December 31, 2012 follows:

						After
(MILLIONS OF DOLLARS)	2013	2014	2015	2016	2017	2017	Total
Maturities	$73	$—	$92	$79	$—	$338	$582

76 |

For a description of certain debt issued in January 2013, see Note 19A. Subsequent Events—Senior Notes Offering and Asset Transfer.
10.    Inventories
The combined balance sheets include all of the inventory directly attributable to the animal health operations of Pfizer.
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2012	2011
Finished goods(a)	$799	$608
Work-in-process	332	284
Raw materials and supplies	214	171
Inventories	$1,345	$1,063

(a)	Increase in 2012 is due primarily to production increases as a result of increased demand, achieving higher targeted inventory levels for certain products and changes in our supply points.
11.    Property, Plant and Equipment
The combined balance sheets include the property, plant and equipment specifically identifiable with the animal health operations of Pfizer. The combined statements of income include all of the depreciation and amortization charges deemed attributable to the animal health operations.
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2012	2011
Land	—	$35	$31
Buildings	33 1/3 - 50	860	822
Machinery and equipment	8 - 20	1,071	1,021
Furniture, fixtures and other	3 - 12 1/2	127	124
Construction-in-progress	—	159	151
		2,252	2,149
Less: Accumulated depreciation		1,011	906
Property, plant and equipment		$1,241	$1,243
Depreciation expense was $133 million in 2012, $135 million in 2011 and $127 million in 2010.
12.    Goodwill and Other Intangible Assets
The combined balance sheets include all of the goodwill and other intangible assets directly attributable to the animal health operations of Pfizer. The combined statements of income include all of the amortization expense and impairment charges associated with these intangible assets.
A. Goodwill
The components and changes in the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2010	$476	$148	$155	$155	$934
Additions(a)	28	9	9	9	55
Balance, December 31, 2011	504	157	164	164	989
Other(b)	(2)	—	(1)	(1)	(4)
Balance, December 31, 2012	$502	$157	$163	$163	$985

(a)
Primarily reflects the acquisition of KAH and the formation of Jilin (see Note 4A. Acquisitions, Divestitures and Certain Investments—Acquisition of King Animal Health and Note 4D. Acquisitions, Divestitures and Certain Investments—Certain Investments).

(b)	Primarily reflects adjustments for foreign currency translation.
The gross goodwill balance was $1.5 billion as of December 31, 2012 and 2011. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of December 31, 2012 and 2011.

77 |

B. Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31,
	2012			2011
			Identifiable			Identifiable
			Intangible			Intangible
	Gross		Assets, less	Gross		Assets, less
	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$762	$(173)	$589	$755	$(128)	$627
Brands	216	(88)	128	216	(77)	139
Trademarks and trade names	54	(36)	18	54	(30)	24
Other	122	(115)	7	129	(118)	11
Total finite-lived intangible assets	1,154	(412)	742	1,154	(353)	801
Indefinite-lived intangible assets:
Brands	39	—	39	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	20	—	20	21	—	21
Total indefinite-lived intangible assets	126	—	126	127	—	127
Identifiable intangible assets	$1,280	$(412)	$868	$1,281	$(353)	$928
Developed Technology Rights
Developed technology rights represent the amortized cost associated with developed technology, which has been acquired from third parties and which can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. These assets include technologies related to the care and treatment of cattle, swine, poultry, fish, sheep, dogs, cats and horses.
Brands
Brands represent the amortized or unamortized cost associated with product name recognition, as the products themselves do not receive patent protection. The more significant finite-lived brands are Excenel, Lutalyse and Spirovac and the more significant indefinite-lived brands are the Linco family products and Mastitis.
Trademarks and Tradenames
Trademarks and tradenames represent the amortized or unamortized cost associated with legal trademarks and tradenames. The more significant components of indefinite-lived trademarks and tradenames are indefinite-lived trademarks and tradenames acquired from SmithKlineBeecham. The more significant finite-lived trademarks and tradenames are finite-lived trademarks and tradenames for vaccines acquired from CSL Animal Health.
In-Process Research and Development
IPR&D assets represent research and development assets that have not yet received regulatory approval in a major market. The majority of these IPR&D assets were acquired in connection with our acquisition of FDAH.
IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until approval is obtained in a major market, typically either the U.S. or the European Union, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. If the associated research and development effort is abandoned, the related IPR&D assets will be written-off, and we will record an impairment charge.
For IPR&D assets, there can be no certainty that these assets ultimately will yield a successful product.
C. Amortization
The weighted average life of our total finite-lived intangible assets, developed technology rights, and finite-lived brands is approximately 14 years. Total amortization expense for finite-lived intangible assets was $67 million in 2012, $70 million in 2011 and $58 million in 2010.

78 |

The annual amortization expense expected for the years 2013 through 2017 is as follows:

(MILLIONS OF DOLLARS)	2013	2014	2015	2016	2017
Amortization expense	$63	$63	$62	$62	$62
D. Impairments
For information about intangible asset impairments, see Note 6. Other (Income)/Deductions––Net.
13.    Benefit Plans
The combined statements of income include all of the benefit plan expenses attributable to the animal health operations of Pfizer, including expenses associated with pension plans, postretirement plans and defined contribution plans. The expenses include allocations of direct expenses, as well as expenses that have been deemed attributable to the animal health operations. The combined balance sheets include the benefit plan assets and liabilities of only those plans that are dedicated to animal health employees. All dedicated benefit plans are pension plans.
A. Pension Plans
Generally, most of our employees were eligible to participate in Pfizer’s pension plans. An employee’s benefits are determined based on a combination of years of service and average earnings, as defined in the specific plans. Participants in Pfizer's U.S. plans generally vested in benefits after three years of service. Participant vesting in the international plans varies based on the specific plan in each country.
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit pension plan effective December 31, 2012, and liabilities associated with our employees under the plan were retained by Pfizer. Our employees became 100% vested under the plan in their accrued benefits as of December 31, 2012. Pfizer will continue crediting certain employees' service with us generally through December 31, 2017 (or termination of employment from us, if earlier) for certain early retirement benefits with respect to the defined benefit pension plan. Outside of the U.S., Pfizer intends to transfer to us certain defined benefit plan pension assets and liabilities associated with the employees transferring to us in certain countries as described in the applicable local separation agreements. In certain countries, it is anticipated that liabilities with respect to past service with Pfizer will be retained by Pfizer. For additional information see Note 19D. Subsequent Events—Agreements with Pfizer—Employee matters agreement.
Pension expense, associated with the U.S. and certain significant international locations, totaled approximately $61 million in 2012, $64 million in 2011 and $64 million in 2010.
Below, we have provided additional information about the expenses, assets and liabilities of the pension plans in the Netherlands, Germany, India, and Korea as these plans are dedicated to animal health employees.
Information about these dedicated pension plans is provided in the tables below.
Virtually all of our dedicated pension plan assets are associated with the dedicated pension plan in the Netherlands. The Netherlands plan is financed through an insurance contract for which the insurer is responsible for the investment of the plan assets. The insurance contract covers certain investment and mortality risks in relation to accrued benefits earned in the plan. The assets held in the insurance contract are predominantly fixed income securities. The expected return on assets is determined based on the yields available on those assets. During 2012, the Netherlands manufacturing plant was sold.  The active participants in the plan were transferred to the buyer at the time of sale and the plan liability associated with inactive participants remained with the insurance contract.  The insurance contract, which is used to finance the plan, was also transferred to the buyer although we remain liable for the proportion of administrative costs that relate to inactive members under the terms of this contract through December 31, 2013.  Under the terms of the sale agreement, the buyer is required to terminate the existing insurance contract on or before December 31, 2013.  Upon termination of the insurance contract, the liability for benefits associated with this plan will revert in full to the insurance company and Zoetis will have effectively settled the plan liability.
Net Periodic Benefit Costs and Other Costs––Dedicated Plans
The net periodic benefit cost associated with dedicated pension plans recognized in our combined statements of income is approximately $2 million in 2012, $3 million in 2011 and $2 million 2010, the majority of which relate to service cost and interest cost.
The other changes associated with dedicated pension plans recognized in our combined statements of comprehensive income/(loss) are approximately $1 million income in 2012, $5 million income in 2011 and $8 million expense in 2010. These other changes are primarily due to changes in actuarial assumptions.
The amount in Accumulated other comprehensive loss expected to be amortized into 2013 net periodic benefit cost is $0.1 million attributable to the amortization of previously unrecognized actuarial losses.

79 |

Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans:

	As of December 31,
(PERCENTAGES)	2012	2011	2010
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.6%	5.8%	5.1%
Rate of compensation increase	5.3%	2.7%	2.7%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	5.8%	5.1%	6.0%
Expected return on plan assets	3.6%	3.6%	4.0%
Rate of compensation increase	2.7%	2.7%	2.6%
The assumptions above are used to develop the benefit obligations at the end of the year and to develop the net periodic benefit cost for the following year. Therefore, the assumptions used to determine the net periodic benefit cost for each year are established at the end of each previous year, while the assumptions used to determine the benefit obligations are established at each year-end. The net periodic benefit cost and the benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The assumptions are revised based on an annual evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits. In 2012, the calculation of the weighted average expected rate of compensation increase used to determine benefit obligations excludes the Netherlands plan as that plan has no active participants at December 31, 2012.
Actuarial and other assumptions for pension plans can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For a description of the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
Obligations and Funded Status––Dedicated Plans
An analysis of the changes in our benefit obligations, plan assets and funded status of our dedicated plans follows:

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011
Change in benefit obligation:
Projected benefit obligation, beginning	$37	$39
Changes in actuarial assumptions and other	2	(5)
Adjustments for foreign currency translation	(1)	2
Other––net	1	1
Benefit obligation, ending	39	37
Change in plan assets:
Fair value of plan assets, beginning	33	31
Actual return on plan assets	2	1
Company contributions	2	2
Adjustments for foreign currency translation	(1)	1
Other––net	(1)	(2)
Fair value of plan assets, ending	35	33
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(4)	$(4)

(a)	Included in Other noncurrent liabilities.
Actuarial gains/losses totaled to an approximate $5 million loss at December 31, 2012 and $6 million loss at December 31, 2011. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive income/(loss). Included in the actuarial loss at December 31, 2012 is an approximate $3 million loss associated with the Netherlands plan. The actuarial loss associated with the Netherlands plan will be recognized into net periodic benefit costs in full upon termination of the insurance contract associated with the Netherlands plan on or before December 31, 2013. The remaining losses will be amortized into net periodic benefit costs over an average period of 15.2 years.

80 |

Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2012	2011
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets(a)	$35	$—
Accumulated benefit obligation(a)	38	2
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	35	33
Projected benefit obligation	39	37

(a)	2012 amounts reflect the anticipated settlement of the Netherlands plan liability in fiscal year 2013.
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2012	2011
Cash and cash equivalents	$1	$1
Equity securities: Equity commingled funds	5	4
Debt securities: Government bonds	28	26
Other investments	1	2
Total(a)	$35	$33

(a)
Fair values are determined based on valuation inputs categorized as Level 1, 2 or 3 (see Note 3D. Significant Accounting Policies—Fair Value). All investment plan assets are valued using Level 2 inputs.

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
Specifically, the following methods and assumptions were used to estimate the fair value of our pension assets:

•	Equity commingled funds––observable market prices.

•	Government bonds and other investments––principally observable market prices.
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target
	allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2012	2012	2011
Cash and cash equivalents	0-20%	1.8%	2.7%
Equity securities	0-20%	13.0%	13.3%
Debt securities	65-80%	79.5%	78.2%
Other investments	0-20%	5.7%	5.8%
Total	100%	100.0%	100.0%
The insurer utilizes long-term asset allocation ranges in the management of our Netherlands plans’ invested assets. Long-term return expectations are developed based on the insurer’s investment strategy, which takes into account historical experience, as well as the impact of portfolio diversification, active portfolio management, and the insurer’s view of current and future economic and financial market conditions. As market conditions and other factors change, the insurer may adjust the targets accordingly and actual asset allocations may vary from the target allocations.
The insurer’s long-term asset allocation ranges reflect its asset class return expectations and tolerance for investment risk within the context of the respective plans’ long-term benefit obligations. These ranges are supported by an analysis that incorporates historical and expected returns by asset class, as well as volatilities and correlations across asset classes and our liability profile. This analysis, referred to as an asset-liability analysis, also provides an estimate of expected returns on plan assets, as well as a forecast of potential future asset and liability balances.
The insurer reviews investment performance with Zoetis on a quarterly basis in total, as well as by asset class, relative to one or more benchmarks.
Cash Flows—Dedicated Plans
Our plans are generally funded in amounts that are at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax and other laws.

81 |

We expect to contribute $1 million to our dedicated pension plans in 2013. The benefit payment for 2013 is expected to be approximately $35 million as the majority of this payment is expected to be made in association with the planned settlement of the liability for the Netherlands plan. Zoetis will fund virtually all of the plan settlement using the existing plan assets. The expected benefit payment for each of the next four years is approximately $0.1 million per year, and $0.2 million for each of the following five years. These expected benefit payments reflect the future plan benefits subsequent to 2013 projected to be paid from the plans or from the general assets of Zoetis entities in Germany, India, and Korea under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
B. Postretirement Plans
Many of our employees are eligible to participate in postretirement plans sponsored by Pfizer. Postretirement benefit expense, associated with the U.S. and certain significant international locations, totaled approximately $17 million in 2012, $17 million in 2011 and $19 million in 2010.
Our employees ceased to participate in the Pfizer U.S. retiree medical plan effective December 31, 2012, and liabilities allocable to our employees under the plan were retained by Pfizer. Pfizer will continue crediting certain employees' service with us generally through December 31, 2017 (or termination of employment from us, if earlier) for plan eligibility with respect to the retiree medical plan. For additional information see Note 19D. Subsequent Events—Agreements with Pfizer—Employee matters agreement.
C. Defined Contribution Plans
Our U.S. employees are eligible to participate in Pfizer’s defined contribution plans, whereby employees may contribute a portion of their salaries and bonuses to the plans, which is partially matched by Pfizer, largely in Pfizer stock or Pfizer stock units. The matching contributions in Pfizer stock are sourced through open market purchases. Employees are permitted to subsequently diversify all or any portion of their company matching contribution. Once the contributions have been paid, Pfizer has no further payment obligations. Contribution expense, associated with the U.S. defined contribution plan, totaled approximately $20 million in 2012, $18 million in 2011 and $15 million in 2010.

14.	Earnings per Share Attributable to Common Shareholders
The weighted average shares outstanding for both basic and diluted earnings per share for all periods presented was calculated using an aggregate of 500 million shares of Class A and Class B common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO. There were no Zoetis restricted stock units, stock options or performance shares outstanding prior to the IPO.
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)	2012	2011	2010
Numerator
Net income before allocation to noncontrolling interests	$436	$248	$111
Less: Net income attributable to noncontrolling interests	—	3	1
Net income attributable to Zoetis	$436	$245	$110
Denominator
Weighted average shares outstanding—basic and diluted	500	500	500
Earnings per share attributable to Zoetis shareholders—basic and diluted	$0.87	$0.49	$0.22

15.    Share-Based Payments
Our compensation programs include grants under Pfizer’s share-based payment programs. The combined statements of income include all of the share-based payment expenses directly attributable to the animal health operations of Pfizer. The expenses include allocations of direct expenses as well as expenses that have been deemed attributable to the animal health operations.
Compensation programs can include share-based payments under various Pfizer employee stock and incentive plans. The primary share-based compensation programs and their general terms and conditions are as follows:

•
Stock options, which when vested, entitle the holder to purchase a specified number of shares of Pfizer common stock at a price per share equal to the market price of Pfizer common stock on the date of grant.

•
Restricted Stock Units (RSUs), which when vested, entitle the holder to receive a specified number of shares of Pfizer common stock, including shares resulting from dividend equivalents paid on such RSUs.

•
Total Shareholder Return Units (TSRUs), which when vested, entitle the holder to receive, two or four years after the end of the three-year vesting term, a number of shares of Pfizer common stock with a value equal to the difference between the defined settlement price and the closing price of Pfizer common stock on the date of grant, plus accumulated dividend equivalents through the payment date, if and to the extent the total value is positive.

•
Performance Share Awards (PSAs), which when vested, entitle the holder to receive a number of shares of Pfizer common stock, within a range of shares from zero to a specified maximum. Dividend equivalents accumulate on PSAs and are paid at the end of the vesting term in respect of any shares that are paid.

82 |

Many of our employees currently participate in certain Pfizer equity award plans. Upon any Distribution, Pfizer will accelerate the vesting of, or in some cases the settlement of, on a pro rata basis, certain of the outstanding Pfizer equity awards, which will result in the recognition of additional expense.
In January 2013, Zoetis's Board of Directors approved the 2013 Equity and Incentive Plan. See Note 19E. Subsequent Events—Zoetis 2013 Equity and Incentive Plan for a description of this plan.
A. Impact on Net Income
The components of share-based compensation expense and the associated tax benefit follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Stock option expense	$13	$8	$7
RSU expense	12	10	8
TSRU/PSA expense	3	1	1
Share-based compensation expense—direct	28	19	16
Share-based compensation expense—allocated	5	6	6
Share-based compensation expense—total	33	25	22
Tax benefit for share-based compensation expense	(10)	(6)	(7)
Share-based compensation expense, net of tax	$23	$19	$15
B. Stock Options
Stock options are accounted for using a fair-value-based method at the date of grant in the combined statements of income. The values determined through this fair-value-based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, and Research and development expenses, as appropriate.
All eligible employees may receive Pfizer stock option grants. In virtually all instances, Pfizer stock options vest after three years of continuous service from the grant date and have a contractual term of 10 years. In most cases, Pfizer stock options must be held for at least one year from the grant date before any vesting may occur. In the event of a sale or restructuring, Pfizer stock options held by employees are immediately vested and are exercisable for a period from three months to their remaining term, depending on various conditions.
The fair-value-based method for valuing each Pfizer stock option grant on the grant date uses, for virtually all grants, the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted average values:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield(a)	4.10%	4.14%	4.00%
Risk-free interest rate(b)	1.28%	2.59%	2.87%
Expected stock price volatility(c)	23.78%	25.55%	26.85%
Expected term(d) (years)	6.5	6.25	6.25

(a)	Determined using a constant dividend yield during the expected term of the Pfizer stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)	Determined using implied volatility, after consideration of historical volatility for Pfizer stock.

(d)	Determined using historical exercise and post-vesting termination patterns.

83 |

The Pfizer stock option activity for direct Zoetis employees under Pfizer plans follows:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
	(THOUSANDS)	Per Share	(YEARS)	(MILLIONS)
Outstanding, December 31, 2009	15,682	$28.47
Granted	2,723	17.61
Exercised	—	—
Forfeited	(6)	17.47
Canceled	(620)	32.39
Outstanding, December 31, 2010	17,779	26.67
Granted	3,196	18.97
Exercised	—	—
Forfeited	(11)	18.90
Canceled	(1,347)	41.60
Outstanding, December 31, 2011	19,617	24.40
Transferred(b)	2,481	24.40
Granted	4,023	21.07
Exercised	(1,382)	14.94
Forfeited	(5)	21.03
Canceled	(1,762)	36.66
Outstanding, December 31, 2012	22,972	$23.44	5.4	$80
Vested and expected to vest(c), December 31, 2012	22,440	$23.54	5.3	$77
Exercisable, December 31, 2012	12,329	$26.83	3.0	$19

(a)	Market price of underlying Pfizer common stock less exercise price.

(b)	Represents stock options outstanding as of December 31, 2011 for certain Pfizer employees transferred to Zoetis in 2012.

(c)	The number of options expected to vest takes into account an estimate of expected forfeitures.
Data related to Pfizer stock option activity for direct Zoetis employees under Pfizer plans follows:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2012	2011	2010
Weighted average grant date fair value per stock option	$2.80	$3.15	$3.24
Aggregate intrinsic value on exercise	$11	$—	$—
Cash received upon exercise	$21	$—	$—
Tax benefits realized related to exercise	$6	$—	$—
Total compensation cost related to nonvested stock options
not yet recognized, pretax	$8	$9	$8
Weighted average period in years over which stock option compensation cost
is expected to be recognized	1.8	1.8	1.8

84 |

C. Restricted Stock Units (RSUs)
RSUs are accounted for using a fair-value-based method that utilizes the closing price of Pfizer common stock on the date of grant. In virtually all instances, the units vest after three years of continuous service from the grant date and the values determined using the fair-value-based method are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, and Research and development expenses, as appropriate.
The RSU activity for direct Zoetis employees under Pfizer plans follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(THOUSANDS)	Per Share
Nonvested, December 31, 2009	1,486	$20.53
Granted	599	17.53
Vested	(489)	25.86
Reinvested dividend equivalents	61	17.92
Forfeited	(1)	18.42
Nonvested, December 31, 2010	1,656	17.79
Granted	699	18.83
Vested	(508)	22.91
Reinvested dividend equivalents	75	18.44
Forfeited	(1)	16.59
Nonvested, December 31, 2011	1,921	16.78
Transferred(a)	338	16.78
Granted	907	21.08
Vested	(733)	13.55
Reinvested dividend equivalents	91	22.81
Forfeited	(5)	20.55
Nonvested, December 31, 2012	2,519	$19.34

(a)	Represents nonvested restricted stock units as of December 31, 2011 for certain Pfizer employees transferred to Zoetis in 2012.
Data related to all RSU activity for direct Zoetis employees under Pfizer plans follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Total grant date fair-value-based amount of shares vested	$16	$12	$13
Total compensation cost related to nonvested RSU awards not yet recognized, pretax	$13	$12	$8
Weighted average period over which RSU cost is expected to be recognized (years)	1.9	1.9	1.9
16.    Commitments and Contingencies
We and certain of our subsidiaries are subject to contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 7C. Tax Matters—Tax Contingencies.
A. Legal Proceedings
Our non-tax contingencies include, among others, the following:

•	Product liability and other product-related litigation, which can include injury, consumer, off-label promotion, antitrust and breach of contract claims.

•	Commercial and other matters, which can include product-pricing claims and environmental claims and proceedings.

•	Patent litigation, which typically involves challenges to the coverage and/or validity of our patents or those of third parties on various products or processes.

•	Government investigations, which can involve regulation by national, state and local government agencies in the U.S. and in other countries.
Certain of these contingencies could result in losses, including damages, fines and/or civil penalties, and/or criminal charges, which could be substantial.

85 |

We believe that we have strong defenses in these types of matters, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that any of these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid.
We have accrued for losses that are both probable and reasonably estimable. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 3B. Significant Accounting Policies—Estimates and Assumptions.
The principal matters to which we are a party are discussed below. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality, such as, among other things, the amount of damages and the nature of any other relief sought in the proceeding, if such damages and other relief are specified; our view of the merits of the claims and of the strength of our defenses; whether the action purports to be a class action and our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; any experience that we or, to our knowledge, other companies have had in similar proceedings; whether disclosure of the action would be important to a reader of our financial statements, including whether disclosure might change a reader’s judgment about our financial statements in light of all of the information about the company that is available to the reader; the potential impact of the proceeding on our reputation; and the extent of public interest in the matter. In addition, with respect to patent matters, we consider, among other things, the financial significance of the product protected by the patent.
Roxarsone®(3-Nitro)
We are defendants in nine actions involving approximately 140 plaintiffs that allege that the distribution of the medicated feed additive Roxarsone allegedly caused various diseases in the plaintiffs, including cancers and neurological diseases. Other defendants, including various poultry companies, are also named in these lawsuits. Compensatory and punitive damages are sought in unspecified amounts.
In September 2006, the Circuit Court of Washington County returned a defense verdict in one of the lawsuits, Mary Green, et al. v. Alpharma, Inc. et al. In 2008, this verdict was appealed and affirmed by the Arkansas Supreme Court. Certain summary judgments favoring the poultry company co-defendants in Mary Green, et al. v. Alpharma, Inc. et al. were reversed by the Arkansas Supreme Court in 2008. These claims were retried in 2009 and that trial also resulted in a defense verdict, which was affirmed by the Arkansas Supreme Court in April 2011. In October 2012, we entered into an agreement to resolve these cases. The resolution is subject to the execution of full releases or dismissals with prejudice by all of the claimants or our waiver of these requirements. The trial schedule has been suspended pending the outcome of the proposed settlement.
In June 2011, we announced that we would suspend sales in the U.S. of Roxarsone (3-Nitro) in response to a request by the U.S. FDA and subsequently stopped sales in several international markets.
Following our decision to suspend sales of Roxarsone (3-Nitro) in June 2011, Zhejiang Rongyao Chemical Co., Ltd., the supplier of certain materials used in the production of Roxarsone (3-Nitro), filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that we are liable for damages it suffered as a result of the decision to suspend sales.
In September 2012, we were named as defendants in a purported class action in the Circuit Court of Arkansas County, Arkansas. The lawsuit alleges that the distribution of medicated feed additives, including Roxarsone, caused chickens to produce manure that contains an arsenical compound, which, when used as agricultural fertilizer by rice farmers, degrades into inorganic arsenic and allegedly caused contamination of rice produced by Arkansas farmers. Other defendants, including various poultry companies, are also named in these lawsuits. Compensatory damages, punitive damages, and attorney fees are sought in an unspecified amount. On March 4, 2013, plaintiffs filed a motion to dismiss the class action without prejudice. On March 7, 2013, the Court granted plaintiffs' motion and entered an order dismissing the case without prejudice.
PregSure®
We have received in total approximately 80 claims in Europe and New Zealand seeking damages related to calves claimed to have died of Bovine Neonatal Pancytopenia (BNP) on farms where PregSure BVD, a vaccine against Bovine Virus Diarrhea (BVD) was used. BNP is a rare syndrome that first emerged in cattle in Europe in 2006. Studies of BNP suggest a potential association between the administration of PregSure and the development of BNP, although no causal connection has been established. The cause of BNP is not known.
In 2010, we voluntarily stopped sales of PregSure BVD in Europe, and recalled the product at wholesalers while investigations into possible causes of BNP continue. In 2011, after incidences of BNP were reported in New Zealand, we voluntarily withdrew the marketing authorization for PregSure throughout the world.
We have settled approximately 20 of these claims for amounts that are not material individually or in the aggregate. Investigations into possible causes of BNP continue and these settlements may not be representative of any future claims resolutions.
Advocin
On January 30, 2012, Bayer filed a complaint against Pfizer alleging infringement and inducement of infringement of Bayer patent US 5,756,506 covering, among other things, a process for treating bovine respiratory disease (BRD) by administering a single high dose of fluoroquinolone. The complaint was filed after Pfizer's product Advocin® was approved as a single dose treatment of BRD, in addition to its

86 |

previous approval as a multi-dose treatment of BRD. Bayer seeks a permanent injunction, damages and a recovery of attorney's fees, and has demanded a jury trial. Discovery has now concluded. We have filed motions for summary judgment of non-infringement and invalidity of the Bayer patent, which are currently pending before the Court.
Ulianopolis, Brazil
In February 2012, the Municipality of Ulianopolis (State of Para, Brazil) filed a complaint against Fort Dodge Saúde Animal Ltda. (FDSAL) and five other large companies alleging that waste sent to a local waste incinerator for destruction, but that was not ultimately destroyed as the facility lost its operating permit, caused environmental impacts requiring cleanup.
The Municipality is seeking recovery of cleanup costs purportedly related to FDSAL's share of all waste accumulated at the waste incineration facility awaiting destruction, and compensatory damages to be allocated among the six defendants. We believe we have strong arguments against the claim, including defense strategies against any claim of joint and several liability.
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the local incineration facility.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant.
C. Purchase Commitments
As of December 31, 2012, we have agreements totaling $99 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing and information technology services. Included in this amount are approximately $1 million of potential milestone payments that are deemed reasonably likely to occur.
D. Brazil Lease Agreements
In September 2012, Pfizer's subsidiary, Laboratórios Pfizer Ltda. (“Laboratórios”), as lessee, and our subsidiary, PAH Brasil Participações Ltda., (“PAH Brasil”), as lessor, entered into: (i) the Private Instrument of Non Residential Lease Agreement and Others, which establishes and regulates the use of the real property at our Guarulhos, Brazil facility (the “Real Property Lease”) and (ii) the Private Instrument of Lease Agreement Movable Assets and Others, which establishes the terms of the use of the fixed assets at the same site (the “Fixed Asset Lease” and, together with the Real Property Lease, the “Brazil Leases”). As a result of a merger of PAH Brasil into Fort Dodge Saúde Animal Ltda. (“Fort Dodge Brazil”) with Fort Dodge Brazil surviving, the Brazil Leases were assigned to Fort Dodge Brazil.
Rent, rent adjustment and penalty. The monthly rent under the Brazil Leases corresponds to the amount of depreciation of the fixed assets and real property covered by the leases. During the first month that the leases were in effect, the rent under the Fixed Asset Lease was R$752,459 (approximately $0.4 million) and the rent under the Real Property Lease was R$479,977 (approximately $0.2 million). In subsequent periods, the parties will adjust these amounts to reflect the anticipated monthly depreciation amount and previously paid amounts may be adjusted if the amounts paid differ from actual depreciation. Late payments under Brazil Leases are subject to an adjustment plus a penalty equal to 2% and interest on arrears of 1% per month. A breach of either of the Brazil Leases that is not cured within 30 days from receipt of notice thereof is subject to a penalty equal to three monthly rent payments under the applicable lease. In addition to the rent, Laboratórios will pay expenses related to water consumption, sewerage and electricity as well as all taxes levied on the property.
Covenants and obligations. Laboratórios is required to maintain the fixed assets and real property in the same condition as they were received, except for normal wear and tear and any improvements thereon, and is responsible for the repair of any damage. Improvements on the existing fixed assets and investments in new fixed assets are permitted under the Fixed Asset Lease, provided Fort Dodge Brazil is given notice thereof and consents to Laboratórios' proposal. Costs for such improvements are paid or reimbursed by Fort Dodge Brazil unless the fixed asset is used solely to manufacture human health products, in which case the cost shall be the responsibility of Laboratórios and, in the event a new asset is purchased, exclusive ownership shall be retained by Laboratórios. The Real Property Lease also permits improvements on the property to be implemented by Laboratórios as long as Fort Dodge Brazil provides its written consent. Laboratórios is entitled to reimbursement for any related costs as long as Fort Dodge Brazil consented to the implementation of the improvements.
Term and termination. The Brazil Leases will last for a period of five years commencing in September 2012. The Real Property Lease provides for automatic renewals for successive periods of one year at Laboratórios's discretion, unless notice of non-renewal is provided by Laboratórios. The Fixed Asset Lease can be extended for additional terms of five years by executing an amendment to such lease.
The Brazil Leases terminate at any time if agreed upon by the parties. The Brazil Leases also terminate upon satisfaction of certain regulatory conditions that will permit the animal health manufacturing operations of Laboratórios to be transferred to Fort Dodge Brazil and the human pharmaceutical manufacturing operations to be transferred to another facility or party. The Fixed Asset Lease automatically terminates upon the termination of the Real Property Lease or the master manufacturing and supply agreement that provides for Zoetis-supplied products. The Real Property Lease automatically terminates upon the termination of the Fixed Asset Lease or the expropriation of the property and cannot be terminated by Fort Dodge Brazil prior to termination of the master manufacturing and supply agreement that provides for Zoetis-supplied products. In the event the property is partially or completely destroyed, Laboratórios has the option to terminate the Real Property Lease.

87 |

E. Commitments under Operating Leases
We have facilities, vehicles and office equipment under various non-cancellable operating leases with third parties. Total rent expense, net of sublease rental income, was approximately $17 million in 2012, $21 million in 2011 and $19 million in 2010.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2012 follow:

						After
(MILLIONS OF DOLLARS)	2013	2014	2015	2016	2017	2017	Total
Maturities	$16	$13	$9	$6	$3	$11	$58
17.    Segment, Geographic and Other Revenue Information
A. Segment Information
The animal health medicines and vaccines industry is characterized by meaningful differences in customer needs across different regions. As a result of these differences, among other things, we manage our operations through four geographic regions. Each operating segment has responsibility for its commercial activities. Within each of these regional operating segments, we offer a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives and other pharmaceuticals, for both livestock and companion animal customers.
Operating Segments

•	The United States (U.S.).

•	Europe/Africa/Middle East (EuAfME)—Includes, among others, the United Kingdom, Germany, France, Italy, Spain, Northern Europe and Central Europe as well as Russia, Turkey and South Africa.

•	Canada/Latin America (CLAR)––Includes Canada, Brazil, Mexico, Central America and Other South America.

•	Asia/Pacific (APAC)––Includes Australia, Japan, New Zealand, South Korea, India, China/Hong Kong, Northeast Asia, Southeast Asia and South Asia.
Our chief operating decision maker uses the revenues and earnings of the four operating segments, among other factors, for performance evaluation and resource allocation.
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•	R&D, which is generally responsible for research projects.

•
Corporate, which is responsible for platform functions such as business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) acquisition-related activities, where we incur costs for restructuring and integration; and (iii) certain significant items, which include non-acquisition-related restructuring charges, certain asset impairment charges and costs associated with cost reduction/productivity initiatives.

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. As of December 31, 2012 and 2011, total assets were approximately $6.3 billion and $5.7 billion, respectively.

88 |

Selected Statement of Income Information
Selected statement of income information follows:

			Depreciation
			and
(MILLIONS OF DOLLARS)	Revenues(a)	Earnings(b)	Amortization(c)
Year ended December 31, 2012:
U.S.	$1,776	$921	$28
EuAfME	1,096	375	28
CLAR	769	253	23
APAC	695	236	17
Total reportable segments	4,336	1,785	96
Other business activities(e)	—	(275)	16
Reconciling Items:
Corporate(f)	—	(506)	25
Purchase accounting adjustments(g)	—	(52)	52
Acquisition-related costs(h)	—	(53)	10
Certain significant items(i)	—	(96)	1
Other unallocated(j)	—	(93)	—
	$4,336	$710	$200

Year ended December 31, 2011(d):
U.S.	$1,659	$820	$26
EuAfME	1,144	365	25
CLAR	788	275	25
APAC	642	196	15
Total reportable segments	4,233	1,656	91
Other business activities(e)	—	(279)	15
Reconciling Items:
Corporate(f)	—	(504)	31
Purchase accounting adjustments(g)	—	(82)	59
Acquisition-related costs(h)	—	(122)	6
Certain significant items(i)	—	(172)	3
Other unallocated(j)	—	(103)	—
	$4,233	$394	$205

Year ended December 31, 2010:
U.S.	$1,384	$656	$13
EuAfME	1,020	328	25
CLAR	664	203	19
APAC	514	146	14
Total reportable segments	3,582	1,333	71
Other business activities(e)	—	(264)	17
Reconciling Items:
Corporate(f)	—	(533)	34
Purchase accounting adjustments(g)	—	(148)	63
Acquisition-related costs(h)	—	(217)	—
Certain significant items(i)	—	84	—
Other unallocated(j)	—	(77)	—
	$3,582	$178	$185

(a)	Revenues denominated in euros were approximately $639 million in 2012, $710 million in 2011 and $680 million in 2010.

(b)	Defined as income/(loss) before provision/(benefit) for taxes on income.

(c)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(d)	For 2011, includes KAH commencing from the acquisition date of January 31, 2011.

(e)	Other business activities reflect the research and development costs managed by our Research and Development organization.

(f)	Corporate includes, among other things, administration expenses, allocated interest expense, certain compensation and other costs not charged to our operating segments.

(g)	Purchase accounting adjustments include certain charges related to the fair value adjustments to inventory, intangible assets and property, plant and equipment not charged to our operating segments.

(h)
Acquisition-related costs can include costs associated with acquiring, integrating and restructuring newly acquired businesses, such as allocated transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring (see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for additional information).

89 |

(i)
Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items primarily include restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, the impact of certain asset impairments, inventory write-offs and divestiture-related gains and losses (see Note 4. Acquisitions, Divestitures and Certain Investments, Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, and Note 6. Other (Income)/Deductions—Net, for additional information).

•
For 2012, certain significant items includes primarily: (i) restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition of $115 million; (ii) income from a favorable legal settlement related to an intellectual property matter of $14 million; and (iii) a change in estimate with respect to transitional manufacturing agreements associated with divestitures of $4 million income.

•
For 2011, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition of $62 million, (ii) certain asset impairment charges of $69 million; (iii) certain charges to write-off inventory of $12 million; (iv) charges related to transitional manufacturing purchase agreements associated with divestitures of $27 million; and (v) other costs of $2 million.

•
For 2010, certain significant items includes: (i) net gains on sales of businesses of $104 million, (ii) charges related to transitional manufacturing purchase agreements associated with divestitures of $4 million, (iii) certain charges to write-off inventory of $13 million; and (iv) restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition of $3 million.

(j)	Includes overhead expenses associated with our manufacturing operations.
B. Geographic Information
Revenues exceeded $100 million in each of eight countries outside the U.S. in 2012, 2011 and 2010. The U.S. was the only country to contribute more than 10% of total revenues in each year.
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2012	2011
U.S.	$788	$787
EuAfME	224	229
CLAR	72	75
APAC	157	152
Property, plant and equipment, less accumulated depreciation	$1,241	$1,243
C. Other Revenue Information
Significant Customers
We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. We sell our companion animal products primarily to veterinarians who then sell the products to pet owners. No single customer accounts for 10% or more of our total revenues in 2012, 2011 or 2010.
Revenues by Species
Significant species revenues are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Livestock:
Cattle	$1,608	$1,617	$1,464
Swine	590	562	433
Poultry	501	501	265
Other (Fish and Sheep)	107	98	71
	2,806	2,778	2,233
Companion Animal:
Horses	187	168	159
Dogs and Cats	1,343	1,287	1,190
	1,530	1,455	1,349
Total revenues(a)	$4,336	$4,233	$3,582

(a)	In accordance with our domestic and international year-ends, 2011 includes approximately eleven months of KAH’s U.S. operations and approximately ten months of KAH’s international operations.

90 |

Revenues by Major Product Category
Significant revenues by major product category are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2012	2011	2010
Anti-infectives	$1,268	$1,311	$1,117
Vaccines	1,117	1,077	1,014
Parasiticides	692	645	602
Medicated feed additives	403	347	86
Other pharmaceuticals	712	724	653
Other non-pharmaceuticals	144	129	110
Total revenues(a)	$4,336	$4,233	$3,582

(a)	In accordance with our domestic and international year-ends, 2011 includes approximately eleven months of KAH’s U.S. operations and approximately ten months of KAH’s international operations.
18.    Related Party Transactions
These financial statements include related party transactions:

•	We did not have sales to Pfizer and its subsidiaries during any of the periods presented.

•
The costs of goods manufactured in manufacturing plants that are shared with other Pfizer business units were approximately $420 million in 2012, $340 million in 2011 and $350 million in 2010. Some of these sites transferred to us as part of the asset transfer on January 28, 2013. See Note 19A. Subsequent Events—Senior Notes Offering and Asset Transfer.

•
Historically, Pfizer has provided significant corporate, manufacturing and shared services functions and resources to us. Our combined financial statements reflect an allocation of these costs. For further information about the cost allocations for these services and resources, see Note 2. Basis of Presentation. Management believes that these allocations are a reasonable reflection of the services received. However, these allocations may not reflect the expenses that would have been incurred if we had operated as a standalone public company for the periods presented. The costs for these services as a standalone public company would depend on a number of factors, including how we chose to organize as a company, our employee sourcing decisions and strategic decisions in areas such as information technology systems and infrastructure.

Pfizer uses a centralized approach to cash management and financing its operations. During the periods covered by these financial statements, cash deposits were remitted to Pfizer on a regular basis and are reflected within equity in the combined financial statements. Similarly, Zoetis’s cash disbursements were funded through Pfizer’s cash accounts and are reflected within equity in combined financial statements.
19.    Subsequent Events
A. Senior Notes Offering and Asset Transfer
Senior notes offering
On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the senior notes offering) in a private placement, with an original issue discount of $10 million. The senior notes are comprised of $400 million aggregate principal amount of our 1.150% Senior Notes due 2016, $750 million aggregate principal amount of our 1.875% Senior Notes due 2018, $1.35 billion aggregate principal amount of our 3.250% Senior Notes due 2023 and $1.15 billion aggregate principal amount of our 4.700% Senior Notes due 2043.
We sold $2.65 billion aggregate principal amount of our senior notes through the initial purchasers in the senior notes offering and Pfizer transferred $1.0 billion aggregate principal amount of our senior notes to certain of the initial purchasers, who sold such senior notes through the initial purchasers in the senior notes offering.
The senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2023 notes pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to purchase each of the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.

91 |

Asset transfer
On January 28, 2013, Pfizer transferred to us substantially all of the assets and liabilities of its animal health business in exchange for all of our Class A and Class B common stock, $1.0 billion of the $3.65 billion senior notes and an amount of cash equal to substantially all of the cash proceeds received by us from the remaining $2.65 billion senior notes issued.
Pro forma (Unaudited)
The following unaudited table reflects, on a pro forma basis, selected impacts of the senior notes offering, the asset transfer and the removal of Pfizer allocated long-term debt, which will be retained by Pfizer, as if these transactions had occurred on December 31, 2012. The unaudited pro forma information is for illustrative and informative purposes and may not reflect our long-term debt, capital stock or additional paid-in capital if the transactions described had actually occurred as of December 31, 2012.

(MILLIONS OF DOLLARS)
Long-term debt:
Current portion of allocated long-term debt, reported	$73
Allocated long-term debt, reported	509
Total allocated long-term debt, reported	582
Pro forma adjustment: elimination of allocated long-term debt (to be retained by Pfizer)	(582)
Pro forma adjustment: issuance of long-term debt—Senior notes, net of discount	3,640
Long-term debt, pro forma	$3,640

Business unit equity:
Business unit equity, reported	$4,183
Pro forma adjustment: elimination of allocated long-term debt (to be retained by Pfizer)	582
Pro forma adjustment: reclassification of business unit equity on asset transfer	(4,765)
Business unit equity, pro forma	$—

Capital stock:
Capital stock, reported	$—
Pro forma adjustment: issuance of capital stock to Pfizer in connection with asset transfer	5
Capital stock, pro forma	$5

Additional paid-in capital:
Additional paid-in capital, reported	$—
Pro forma adjustment: reclassification of Business unit equity on asset transfer	4,765
Pro forma adjustment: establishment of capital stock on asset transfer	(5)
Pro forma adjustment: consideration paid to Pfizer in connection with asset transfer	(3,559)
Additional paid-capital, pro forma	$1,201
B. Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. While no commercial paper has been issued under the commercial paper program at this time, we may incur indebtedness under this program in the future.
C. Initial Public Offering
On February 6, 2013, an IPO of 99,015,000 shares of our Class A common stock (including the exercise of the underwriters' over-allotment option) at a price of $26.00 per share was completed. We did not receive any of the net proceeds from the IPO.
Immediately following the IPO, there were 99,015,000 outstanding shares of Class A common stock and 400,985,000 outstanding shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock and Class B common stock are each entitled to one vote per share for all matters submitted to a vote of stockholders other than with respect to the election of directors. With respect to the election of directors, the holders of Class B common stock are entitled to ten votes per share, and the holders of Class A common stock are entitled to one vote per share. Each share of Class B common stock held by Pfizer or one of its subsidiaries is convertible into one share of Class A common stock at any time but will not be convertible if held by any other holder. Currently, Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors.

92 |

D. Agreements with Pfizer
In connection with the IPO, we and Pfizer entered into agreements that provide a framework for our ongoing relationship with Pfizer, certain of which are described below.

•
Global separation agreement. This agreement governs the relationship between Pfizer and us following the IPO and includes provisions related to the allocation of assets and liabilities, indemnification, delayed transfers and further assurances, mutual releases, insurance and certain covenants.

•
Transitional services agreement. This agreement grants us the right to continue to use certain of Pfizer's services and resources related to our corporate functions, such as business technology, facilities, finance, human resources, public affairs and procurement, in exchange for mutually agreed-upon fees based on Pfizer's costs of providing these services.

•
Tax matters agreement. This agreement governs ours and Pfizer's respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Pursuant to this agreement, we have also agreed to certain covenants that contain restrictions intended to preserve the tax-free status of certain transactions, and we have agreed to indemnify Pfizer and its affiliates against any and all tax-related liabilities incurred by them relating to these transactions to the extent caused by an acquisition of our stock or assets or by any other action undertaken by us.

•
Research and development collaboration and license agreement. This agreement permits certain of our employees to be able to review a Pfizer database to identify compounds that may be of interest to the animal health field. Pfizer has granted to us an option to enter into a license agreement subject to certain restrictions and requirements and we will make payments to Pfizer.

•
Employee matters agreement. This agreement governs ours and Pfizer's respective rights, responsibilities and obligations with respect to the following matters: employees and former employees (and their respective dependents and beneficiaries) who are or were associated with Pfizer, us or the parties' respective subsidiaries or affiliates; the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans; and other human resources, employment and employee benefits matters.

•
Master manufacturing and supply agreements. These two agreements govern our manufacturing and supply arrangements with Pfizer. Under one of these agreements, Pfizer will manufacture and supply us with animal health products. Under this agreement, our manufacturing and supply chain leadership will have oversight responsibility over product quality and other key aspects of the manufacturing process with respect to the Pfizer-supplied products. Under the other agreement, we will manufacture and supply certain human health products to Pfizer.

•
Environmental matters agreement. This agreement governs the performance of remedial actions for liabilities allocated to each party under the global separation agreement; addresses our substitution for Pfizer with respect to animal health assets and remedial actions allocated to us (including substitution related to, for example, permits, financial assurances and consent orders); allows our conditional use of Pfizer's consultants and contractors to assist in the conduct of remedial actions; and addresses the exchange of related information between the parties. The agreement also sets forth standards of conduct for remedial activities at the co-located facilities: Guarulhos, Brazil; Catania, Italy; Hsinchu, Taiwan; and Kalamazoo, Michigan in the U.S. In addition, the agreement sets forth site-specific terms to govern conduct at several of these co-located facilities.

•	Screening services agreement. This agreement requires us to provide certain high throughput screening services to Pfizer's R&D organization for which Pfizer pays to us agreed-upon fees.

•
Intellectual property license agreements. Under these agreements (i) Pfizer and certain of its affiliates licensed to us and certain of our affiliates the right to use certain intellectual property rights in the animal health field; (ii) we licensed to Pfizer and certain of its affiliates certain rights to intellectual property in all fields outside of the animal health field; and (iii) Pfizer granted us rights with respect to certain trademarks and copyrighted works.

E. Zoetis 2013 Equity and Incentive Plan
In January 2013, Zoetis's 2013 Equity and Incentive Plan (Equity Plan) became effective. Awards under the Equity Plan may be in the form of stock options, or other stock-based awards, including awards of restricted stock, restricted stock units and performance share awards. The Equity Plan also provides for the grant of cash-based awards. The principal types of stock-based awards available under the Equity Plan may include, but are not limited to, the following:

•
Stock Options. Stock options represent the right to purchase shares of our common stock within a specified period of time at a specified price. The exercise price for a stock option will be not less than 100% of the fair market value of the common stock on the date of grant. Stock options will have a maximum term of ten years from the date of grant. Stock options granted may include those intended to be “incentive stock options” within the meaning of Section 422 of the Code.

•
Restricted Stock and Restricted Stock Units. Restricted stock is a share of our common stock that is subject to a risk of forfeiture or other restrictions that will lapse subject to the recipient's continued employment, the attainment of performance goals, or both. Restricted stock units represent the right to receive shares of our common stock in the future (or cash determined by reference to the value of our common stock), subject to the recipient's continued employment, the attainment of performance goals, or both.

•
Performance-Based Awards. Performance awards will require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria as a condition of awards vesting or being settled. Performance may be measured over a period of any length specified.

93 |

•
Other Equity-Based or Cash-Based Awards. Our Compensation Committee will be authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan. The maximum value of the aggregate payment to be paid to any participant with respect to cash-based awards under the Equity Plan in respect of an annual performance period will be $10 million.

In order to provide long-term incentives to, and facilitate the retention of, our employees, we granted restricted stock units and stock options (or other awards as appropriate with respect to our employees in non-U.S. jurisdictions) under the Equity Plan to approximately 1,700 of our employees in connection with the IPO. The grant price was equal to the IPO price of $26.00 per share. These awards will vest on the third anniversary of the date of grant.
F. Venezuela Currency Devaluation
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivar per U.S. dollar. We incurred a foreign currency loss immediately on the devaluation as a result of remeasuring the local balance sheets and we will experience ongoing adverse impacts to earnings as our revenues and expenses will be translated into U.S. dollars at lower rates.
20.    Selected Quarterly Financial Data (Unaudited)

(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	FIRST	SECOND	THIRD	FOURTH
2012:
Revenues	$1,047	$1,094	$1,019	$1,176
Costs and expenses(a)	851	818	800	1,022
Restructuring charges and certain acquisition-related costs	25	24	6	80
Income before provision for taxes on income	171	252	213	74
Provision for taxes on income(b)	59	79	52	84
Net income/(loss) before allocation to noncontrolling interests	112	173	161	(10)
Less: Net income/(loss) attributable to noncontrolling interests	1	0	(1)	—
Net income/(loss) attributable to Zoetis	$111	$173	$162	$(10)
Earnings/(loss) per common share--basic and diluted(c)	$0.22	$0.35	$0.32	$(0.02)
2011:
Revenues	$983	$1,074	$1,049	$1,127
Costs and expenses	834	950	850	1,051
Restructuring charges and certain acquisition-related costs	37	20	51	46
Income before provision for taxes on income	112	104	148	30
Provision for taxes on income(b)	35	38	53	20
Net income before allocation to noncontrolling interests	77	66	95	10
Less: Net income attributable to noncontrolling interests	1	—	1	1
Net income attributable to Zoetis	$76	$66	$94	$9
Earnings per common share--basic and diluted(c)	$0.15	$0.13	$0.19	$0.02

(a)
Costs and expenses in the fourth quarter reflect seasonal trends as well as specific costs associated with the build-up of our capabilities as a standalone company and costs associated with establishing our own compensation plans.

(b)
The income tax provision in the combined statements of income has been calculated as if Zoetis filed a separate tax return. The tax rate for the fourth quarter of 2012 includes tax costs related to uncertain tax positions, substantially all of which will remain with Pfizer, and to a lesser extent, tax costs associated with repatriation decisions among others. See Notes to Combined Financial Statements—Note 19D. Subsequent Events—Agreements with Pfizer.

(c)
The weighted average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated using an aggregate of 500 million shares of Class A and Class B common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO. There were no Zoetis restricted stock units, stock options or performance shares outstanding prior to the IPO.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.
Our historical combined quarterly financial data may not be representative of the results we would have achieved as a standalone company.

94 |

Zoetis Inc.
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$29	$23	$(3)	$49

Year Ended December 31, 2011
Allowance for doubtful accounts	26	5	(2)	29

Year Ended December 31, 2010
Allowance for doubtful accounts	30	13	(17)	26

95 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2012, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
This 2012 Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Controls
During our most recent fiscal quarter ended December 31, 2012, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

96 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table sets forth information regarding our directors and executive officers. Our Board of Directors consists of nine members.

Name	Age	Position
Juan Ramón Alaix	61	Chief Executive Officer and Director
Richard A. Passov	54	Executive Vice President and Chief Financial Officer
Sandra J. Beaty	55	Executive Vice President of Corporate Affairs
Alejandro Bernal	40	Executive Vice President and Area President of the Europe, Africa and Middle East region
Heidi C. Chen	46	Executive Vice President, General Counsel and Corporate Secretary
Catherine A. Knupp	52	Executive Vice President and President of Research and Development
Roxanne Lagano	48	Executive Vice President and Chief Human Resources Officer
Joyce J. Lee	40	Executive Vice President and Area President of the Canada and Latin America region
Clinton A. Lewis, Jr.	46	Executive Vice President and President of U.S. Operations
Kristin C. Peck	41	Executive Vice President and Group President
Stefan Weiskopf	53	Executive Vice President and Area President of the Asia Pacific region
Frank A. D'Amelio	55	Chairman and Director
Geno J. Germano	52	Director
Douglas E. Giordano	50	Director
Charles H. Hill	57	Director
Amy W. Schulman	52	Director
Michael B. McCallister	60	Director
Gregory Norden	55	Director
William C. Steere, Jr.	76	Director
Set forth below is information concerning our directors and executive officers as of the date of this report.
Juan Ramón Alaix has served as our Chief Executive Officer and Director since July 2012 and as President of Pfizer's animal health business unit since 2006. Mr. Alaix joined Pfizer in 2003 and held various positions, including Regional President of Central/Southern Europe for Pfizer's pharmaceutical business. Mr. Alaix held various positions, including Market President, Spain at Pharmacia Spain from 1998 until its acquisition by Pfizer in 2003. Mr. Alaix currently serves as President and as a member of the Board of Directors and the executive committee of the International Federation for Animal Health.
Mr. Alaix's experience described above, including his knowledge and leadership of our company, his business and management experience and his experience in the animal health industry, provides him with the qualifications and skills to serve as a director on our board.
Richard A. Passov has served as our Executive Vice President and Chief Financial Officer since July 2012. Mr. Passov joined Pfizer in 1997 and served as Senior Vice President and Treasurer for Pfizer from 2001 to 2012 and served as Assistant Treasurer from 1997 to 2001.
Sandra J. Beaty has served as our Executive Vice President of Corporate Affairs since October 2012. Ms. Beaty joined Pfizer in 1996 and held various positions, including Senior Vice President of Public Affairs and Chief of Staff to the former Pfizer Chairman and CEO.
Alejandro Bernal has served as our Executive Vice President and Area President of the Europe, Africa and Middle East region since October 2012 and as Area President of that region for Pfizer's animal health business unit since 2010. Mr. Bernal joined Pfizer in 2000 and held various positions, including Area President Canada and Latin America region; Regional Director of Southwest and Central Latin America; Division Director for Central America and Colombia; Swine and Poultry Team Leader for Mexico; and Swine Product Manager for Northern Latin America for Pfizer's animal health business unit.
Heidi C. Chen has served as our Executive Vice President, General Counsel since October 2012, as our Corporate Secretary since July 2012 and as Vice President and Chief Counsel of Pfizer's animal health business unit since 2009. Ms. Chen joined Pfizer in 1998 and held various legal and compliance positions, including lead counsel for Pfizer's Established Products business unit.
Catherine A. Knupp has served as our Executive Vice President and President of Research and Development since October 2012 and as Vice President of Pfizer's Veterinary Medicine Research and Development since September 2005. Dr. Knupp joined Pfizer in July 2001 and held various positions, including Vice President of Pfizer's Michigan laboratories for Pharmacokinetics, Dynamics and Metabolism.
Roxanne Lagano has served as our Executive Vice President and Chief Human Resources Officer since October 2012. Ms. Lagano joined Pfizer in 1997 and held various positions, including Senior Vice President, Pfizer Global Compensation, Benefits and Wellness and Senior Director, Business Transactions, Pfizer Worldwide Human Resources.

97 |

Joyce J. Lee has served as our Executive Vice President and Area President of the Canada and Latin America region since October 2012 and as Area President of the same region for Pfizer's animal health business unit since December 2010. Ms. Lee joined Pfizer in 2003 with the acquisition of Pharmacia and held various positions, including Vice President of Global Poultry and Vice President of Global Business Technology for Pfizer's animal health business unit.
Clinton A. Lewis, Jr. has served as our Executive Vice President and President of U.S. Operations since October 2012 and as President of U.S. Operations for Pfizer's animal health business unit since 2007. Mr. Lewis joined Pfizer in 1988 and held various positions across sales, marketing and general management including Senior Vice President of Sales, U.S.; General Manager, Pfizer Caribbean; and General Manager, U.S. Anti-Infectives.
Kristin C. Peck has served as our Executive Vice President and Group President since October 2012. Ms. Peck joined Pfizer in 2004 and held various positions, including Executive Vice President, Worldwide Business Development and Innovation; Senior Vice President of Worldwide Business Development, Strategy and Innovation; Senior Vice President, Worldwide Strategy and Innovation; Vice President, Strategic Planning; Chief of Staff to the Vice Chairman; and Senior Director, Strategic Planning. Ms. Peck also served as a member of Pfizer's Executive Leadership Team.
Stefan Weiskopf has served as our Executive Vice President and Area President of the Asia Pacific region, which expands to Australia and New Zealand, since October 2012 and as Area President of that region for Pfizer's animal health unit since 2007. Mr. Weiskopf joined Pfizer in 1988 and held various positions, including Division Director Animal Health for Germany, Austria and Switzerland.
Frank A. D'Amelio has served as a member of our board since July 2012 and as Executive Vice President, Chief Financial Officer and Business Operations for Pfizer since December 2010. Mr. D'Amelio joined Pfizer in September 2007 and held various positions, including Senior Vice President and Chief Financial Officer. From November 2006 to August 2007, Mr. D'Amelio held the position of Senior Executive Vice President of Integration and Chief Administrative Officer at Alcatel-Lucent, S.A. Mr. D'Amelio currently serves on the Board of Directors of Humana Inc. and is Chair of the Humana Inc. Audit Committee. Mr. D'Amelio also currently serves as a member of the National Advisory Board of JPMorgan Chase & Co.
Mr. D'Amelio's experience described above, including his business, management and leadership experience and his experience serving on the board of another public company, provides him with the qualifications and skills to serve as a member of our board.
Geno J. Germano has served as a member of our board since July 2012 and as President and General Manager, Specialty Care and Oncology for Pfizer since December 2010. Mr. Germano joined Pfizer in October 2009 and held various positions, including President and General Manager, Specialty Care. From 2004, Mr. Germano held various positions with Wyeth, including President, U.S. Pharmaceuticals Business Units; Executive Vice President and General Manager for Wyeth Global Vaccines; Managing Director, Wyeth Australia and New Zealand; and Executive Vice President and General Manager of the Wyeth Pharmaceutical Business Unit, until Pfizer's acquisition of Wyeth in October 2009.
Mr. Germano's experience described above, including his business, operational and management experience and his many years of leadership roles in the pharmaceutical industry, provides him with the qualifications and skills to serve as a member of our board.
Douglas E. Giordano has served as a member of our board since July 2012 and as Senior Vice President, Worldwide Business Development for Pfizer since June 2010. Mr. Giordano joined Pfizer in 1991 and held various positions in finance, manufacturing, operations and business development, including Vice President, Worldwide Business Development; and Vice President, U.S. Planning and Business Development.
Mr. Giordano's experience described above, including his knowledge of our company, his leadership experience, his experience in the pharmaceutical industry and his business development and management background, provides him with the qualifications and skills to serve as a member of our board.
Charles H. Hill has served as a member of our board since July 2012 and as Executive Vice President, Worldwide Human Resources for Pfizer since December 2010. Mr. Hill joined Pfizer in 1987 and held various positions, including Senior Vice President of Human Resources for Pfizer's Worldwide Biopharmaceuticals Businesses; Vice President, Human Resources, Worldwide Pharmaceuticals Operations; Vice President, Human Resources, Pfizer Global Pharmaceuticals in the Europe/Canada, AfME (which includes South America, Central America, Mexico, Africa and the Middle East) and Latin America regions; Vice President, Corporate Finance; and Director of Human Resources, Health & Safety and Community Relations, Pfizer Global Manufacturing.
Mr. Hill's experience described above, including his business and leadership experience, his experience in the pharmaceutical industry and his extensive experience as an executive officer at Pfizer, provides him with the qualifications and skills to serve as a director on our board.
Amy W. Schulman has served as a member of our board since July 2012, as Executive Vice President and General Counsel for Pfizer since December 2010 and as Business Unit Lead, Consumer Healthcare for Pfizer since August 2012. Ms. Schulman joined Pfizer in June 2008 and held various positions, including Senior Vice President and General Counsel and President and General Manager, Nutrition. Prior to joining Pfizer, from 1997 to June 2008, Ms. Schulman was a partner at DLA Piper LLP (US).
Ms. Schulman's experience described above, including her business and leadership experience, her experience in the pharmaceutical industry and her legal expertise, provides her with the qualifications and skills to serve as a member of our board.
Michael B. McCallister has served as a member of our board since January 2013. Mr. McCallister has been the Chairman of the Board of Directors of Humana Inc. since 2010. Mr. McCallister joined Humana Inc. in 1974 and has held various positions, including Chief Executive Officer from 2000 until December 31, 2012. Humana Inc. is a healthcare company that offers a wide range of insurance products and health and wellness services. Mr. McCallister currently serves on the Board of Directors of Fifth Third Bancorp and Bellarmine University. Mr. McCallister also served on the Board of Directors of National City Corporation until its merger with PNC Financial Services Group in December 2008 as well as on the Board of Directors and as Chairman of the Health and Retirement Task Force of the Business Roundtable.

98 |

Mr. McCallister's experience described above, including experience in the healthcare industry and his knowledge of the operational, financial and strategic development of another public company, provides him with the qualifications and skills to serve as a member of our board.
Gregory Norden has served as a member of our board since January 2013. Mr. Norden is the Managing Director of G9 Capital Group LLC which invests in early stage ventures and provides corporate finance advisory services. From 1989 to 2010, Mr. Norden held various senior positions with Wyeth/American Home Products, most recently as Wyeth's Senior Vice President and Chief Financial Officer (from 2007 to 2010). Prior to this role, Mr. Norden was Executive Vice President and Chief Financial Officer of Wyeth Pharmaceuticals. Prior to his affiliation with Wyeth, Mr. Norden served as Audit Manager at Arthur Andersen & Co. Mr. Norden also serves on the Board of Directors of Welch Allyn, a provider of medical diagnostic equipment, and NanoString Technologies, a provider of life science tools for translational research and development of molecular diagnostic products. Mr. Norden is a former director of Human Genome Sciences, Inc., where he served until 2012.
Mr. Norden's experience described above, including his background in finance and experience as a senior executive in the global healthcare and pharmaceutical industries, provides him with the qualifications and skills to serve as a member of our board.
William C. Steere, Jr. has served as a member of our board since January 2013. Mr. Steere has been Chairman Emeritus of Pfizer since July 2001. Mr. Steere joined Pfizer in 1959 and held various positions, including Chief Executive Officer from 1991 until 2000; Chairman of the Board of Directors from 1992 until 2001; and member of the Board of Directors until 2011. Mr. Steere is currently on the Board of Directors of Health Management Associates, Inc. Mr. Steere also served on the boards of directors of Dow Jones & Company, Inc. until 2007 and MetLife, Inc. until 2010.
Mr. Steere's experience described above, including his expertise leading another public company and knowledge of, and experience with, the pharmaceutical and health care industries, provides him with the qualifications and skills to serve as a member of our board.
Composition of Board; Classes of Directors
Our Board of Directors consists of nine members. Three of our directors (Michael B. McCallister, Gregory Norden and William C. Steere, Jr.) are independent under the applicable rules of the NYSE and the Exchange Act.
Pfizer controls a majority of our outstanding common stock. As a result, we are a “controlled company” under the corporate governance rules of the NYSE. As a controlled company, we will be eligible for exemption from some of the requirements of these rules, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•	the requirement that our corporate governance committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	the requirement for an annual performance evaluation of our corporate governance and compensation committees.
While Pfizer continues to control a majority of our outstanding common stock, we may not have a majority of independent directors or corporate governance and compensation committees consisting entirely of independent directors and we will not be required to have written charters addressing these committees' purposes and responsibilities or have annual performance evaluations of these committees. In the event that we cease to be a controlled company within the meaning of these rules, we will be required to comply with these requirements after specified transition periods. Following the Distribution, if any, we may no longer be a “controlled company.”
Our Board of Directors is divided into three classes, denominated as class I, class II and class III. Members of each class will hold office for staggered three-year terms. At each annual meeting of our stockholders beginning in 2014, the successors to the directors whose term expires at that meeting will be elected to serve until the third annual meeting after their election or until their successors have been elected and qualified. Mr. Germano, Mr. Giordano and Mr. Norden serve as class I directors whose terms expire at the 2014 annual meeting of stockholders. Mr. Hill, Ms. Schulman and Mr. Steere serve as class II directors whose terms expire at the 2015 annual meeting of stockholders. Mr. Alaix, Mr. D'Amelio and Mr. McCallister serve as class III directors whose terms expire at the 2016 annual meeting of stockholders.
Committees of the Board of Directors
The standing committees of our Board of Directors are described below.
Audit Committee
The Audit Committee is composed of three directors, Mr. Norden (Chair), and Messrs. McCallister and Steere, who are not otherwise currently employed by either us or Pfizer. Mr. Norden and Mr. McCallister each qualifies as independent and as an “audit committee financial expert” as such term is defined in the regulations under the Exchange Act. The Audit Committee complies with the applicable standards of the NYSE and the Exchange Act. The Audit Committee is responsible for, among other things, the oversight of the integrity of our financial statements and system of internal controls, the qualifications and independence of our independent registered accounting firm and the performance of our internal auditor and independent auditor. The Audit Committee also has the sole authority and responsibility to select, determine the compensation of, evaluate and, when appropriate, replace our independent registered public accounting firm. In addition, the Audit Committee reviews reports from management, legal counsel and third parties relating to the status of compliance with laws, regulations and internal procedures. The Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. For so long as the “controlled company” exception applies to our company, the Audit Committee will be responsible for administering policies and procedures regarding related persons transactions.
A copy of our Audit Committee Charter is available on our website.

99 |

Corporate Governance Committee
The Corporate Governance Committee is composed of Ms. Schulman (Chair), and Messrs. Germano, Giordano, McCallister and Steere. The Corporate Governance Committee is responsible for, among other things, matters of corporate governance and matters relating to the practices, policies and procedures of the Board of Directors, identifying and recommending candidates for election to our Board of Directors and each committee of our Board of Directors, and reviewing, at least annually, our corporate governance principles. The Corporate Governance Committee also advises on and recommends director compensation, which will be approved by the full Board of Directors. As a “controlled company,” we are not required to have a corporate governance committee comprised entirely of independent directors. After the “controlled company” exception no longer applies to our company, the Corporate Governance Committee will be responsible for administering policies and procedures regarding related persons transactions.
A copy of our Corporate Governance Committee Charter is available on our website.
Compensation Committee
The Compensation Committee is composed of Mr. Hill (Chair), and Messrs. D'Amelio, Germano and Norden. The Compensation Committee is responsible for, among other things, reviewing and approving our overall compensation philosophy and overseeing the administration of related compensation benefit programs, policies and practices. The Compensation Committee is also responsible for annually reviewing and approving the corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers and evaluating their performance in light of these goals, reviewing the compensation of our executive officers and other appropriate officers, and administering our incentive and equity-based compensation plans. As a “controlled company,” we are not required to have a compensation committee comprised entirely of independent directors.
A copy of our Compensation Committee Charter is available on our website.
Compensation Committee Interlocks and Insider Participation
We do not have any interlocking relationships between any member of our Compensation Committee and any of our executive officers that would require disclosure under the applicable rules promulgated under the federal securities laws.
Code of Ethics
All of our employees, including our Chief Executive Officer, Chief Financial Officer and Controller, are required to abide by our policies on business conduct to ensure that our business is conducted in a consistently legal and ethical manner. A copy of the Code of Conduct can be found on our website www.zoetis.com under Corporate Compliance. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards affecting our Chief Executive Officer, Chief Financial Officer, and Controller on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules.
Section 16(a) beneficial ownership reporting compliance
Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10 percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. Prior to our IPO, we had no class of equity securities registered pursuant to Section 12 of the Exchange Act. Our directors, officers and beneficial owners of more than 10 percent of our common stock were not required to file with the SEC any such reports and as a result, to our knowledge, all Section 16(a) filing requirements applicable to our directors, officers and beneficial owners of more than 10 percent of our Class A common stock were met.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Introduction
Our executive officers whose compensation is discussed in this compensation discussion and analysis, or CD&A, and who we refer to as our named executive officers, or NEOs, are Juan Ramón Alaix, Chief Executive Officer, or CEO; Richard A. Passov, Executive Vice President and Chief Financial Officer, or CFO; Kristin C. Peck, Executive Vice President and Group President; Catherine A. Knupp, Executive Vice President and President of Research and Development; and Clinton A. Lewis, Jr., Executive Vice President and President of U.S. Operations.
Background
Prior to the IPO, we operated as a business unit of Pfizer. As a result, Pfizer determined the 2012 compensation of our employees, including our NEOs. Accordingly, the compensation arrangements discussed in this CD&A are those of Pfizer. These compensation arrangements, as well as the compensation program we expect to adopt when the Pfizer compensation plans no longer apply to us are discussed below. Because our NEOs (other than Ms. Peck) were not executive officers of Pfizer, their cash compensation was initially determined by Pfizer's senior management in accordance with the philosophy adopted by the Compensation Committee of Pfizer's Board of Directors, but was not specifically determined or reviewed by the Compensation Committee of Pfizer's Board of Directors. As a member of Pfizer's Executive Leadership Team, Ms. Peck's cash compensation was reviewed and determined by Pfizer's Compensation Committee, with the advice of the Committee's independent consultant.
Philosophy, goals and principles of Pfizer's executive compensation program
Pfizer's executive compensation philosophy, which is set by the Compensation Committee of Pfizer's Board of Directors, is to align each executive's compensation with Pfizer's short-term and long-term performance and to provide the compensation and incentives needed to

100 |

attract, motivate and retain key executives who are crucial to Pfizer's long-term success. A significant portion of the total compensation opportunity for each of Pfizer's executives (including our NEOs) is directly related to Pfizer's stock price performance and to other performance factors that measure progress against the goals of Pfizer's strategic and operating plans, as well as Pfizer's performance against that of the pharmaceutical peer group described below.
Pfizer seeks to implement its compensation philosophy and achieve the goals of its program by following three key principles:

•	positioning total direct compensation and each compensation element at approximately the median of its peer companies, with emphasis on pharmaceutical companies with large market capitalization;

•	aligning annual short-term incentive awards with annual operating and financial objectives; and

•	rewarding absolute and relative performance in total shareholder return through long-term equity incentive awards.
Pfizer's executive compensation framework
In support of its compensation philosophy, Pfizer targets the median compensation values of both a peer group of pharmaceutical companies and a general industry comparator group to determine an appropriate total value and mix of pay for our executives. Pfizer's Compensation Committee reviews these peer groups on an annual basis.
Pfizer's pharmaceutical peer group for 2012 consisted of the following companies, which were selected based on their size and market capitalization and the complexity of their businesses, as well as the availability of comparative data. Pfizer's Compensation Committee recognizes that while data is available on the performance of Pfizer's non-U.S.-based peer companies, the compensation data is limited in terms of comparable benchmarks and other information as compared to peers based in the U.S.

Pfizer’s 2012 pharmaceutical peer group
Abbott Laboratories	Johnson & Johnson
Amgen	Merck
AstraZeneca	Novartis
Bristol-Myers Squibb	Roche
Eli Lilly	Sanofi-Aventis
GlaxoSmithKline
The general industry comparator group for 2012 was selected by Pfizer’s Compensation Committee from other industry sectors based on the same criteria as described above.

Pfizer’s 2012 general industry comparator group
Alcoa	Honeywell
Altria Group	IBM
Boeing	Lockheed Martin
Caterpillar	PepsiCo
Chevron	Procter & Gamble
Coca-Cola	TimeWarner
Comcast	United Parcel Service
Dell	United Technologies
Dow Chemical	UnitedHealth Group
DuPont	Verizon
FedEx	Walt Disney
General Electric
Given the differences between Pfizer and us in industry focus, market capitalization and other factors that impact executive compensation, we have selected a different group of peer companies as described under “—Our anticipated compensation program post-IPO.”
Applying Pfizer's compensation framework to executive positions
Pfizer uses median compensation data for similar positions in its pharmaceutical peer and general industry comparator groups, as well as an evaluation of internal equity among Pfizer executives, as a guide in setting compensation targets for each of its executives, including our NEOs. Each compensation target is assigned a numbered salary grade to simplify the compensation administration process and help maintain internal equity.
Pfizer uses salary grades to determine the preliminary salary recommendation, target annual incentive award opportunity, and target long-term equity incentive award value for each executive position. Each salary grade is expressed as a range, with minimum, midpoint, and maximum salary levels. Minimum and maximum salary range levels for each grade are set 25% below and above the salary range midpoint, which is

101 |

intended to approximate the bottom and top quartiles for positions assigned to that grade. This framework provides a guide for Pfizer's Compensation Committee determinations. The actual total compensation and/or amount of each compensation element for an individual executive may be more or less than this median.
Overview of Pfizer's compensation program design
This section will explain how Pfizer determined the design of its 2012 executive compensation program as it relates to our NEOs.
Role of Pfizer's compensation consultant. Since 2003, Pfizer's Compensation Committee has engaged the firm of Frederic W. Cook & Co., represented by George Paulin, its Chief Executive Officer, as the Committee's independent compensation consultant. Below are some of the consultant's primary responsibilities:

•	advise Pfizer's Compensation Committee on management proposals, as requested;

•	attend Pfizer's Compensation Committee meetings;

•	review Pfizer's compensation philosophy, peer group and competitive positioning and advise Pfizer's Compensation Committee on their reasonableness and appropriateness;

•	review Pfizer's executive compensation program and advise Pfizer's Compensation Committee of plans or practices that might be changed to improve effectiveness;

•	review the selected peer group and survey data for competitive comparisons;

•	oversee and review survey data on executive pay practices and amounts that come before Pfizer's Compensation Committee;

•	provide market data and recommendations on Chief Executive Officer compensation without prior review by management (except for necessary fact-checking); and

•	proactively advise Pfizer's Compensation Committee on best-practice approaches for governance of executive compensation as well as areas of concern and risk in Pfizer's program.
Elements of pay
Base salary. In accordance with Pfizer practice, base salaries for our NEOs have generally been determined by evaluating the responsibilities of the executive's position, the executive's experience and the competitive marketplace. The competitive marketplace has been determined with the use of survey data, as described under “—Role of Pfizer's compensation consultant.” Future base salary adjustments for our NEOs are expected to take into account changes in the executive's responsibilities, the executive's performance and changes in the competitive marketplace.
Annual incentive plan. For 2012, eligible employees, including our NEOs, participated in Pfizer's annual incentive program—the Global Performance Plan, or GPP. The GPP utilizes a funded pool based on Pfizer's performance on three financial metrics: total revenue (revenue), weighted 40%; adjusted diluted earnings per share, weighted 40%; and cash flow from operations (cash flow), weighted 20%. The GPP pool funding percentage can range from 0% to 200% of target award levels; however, the pool is not funded unless performance exceeds a threshold level. Earned individual payouts also can range from 0% to 200% of target and reflect allocations from the available earned pool based on corporate, business unit/function, and individual performance.
As indicated by the following table, Pfizer's actual 2012 performance exceeded the targets for revenue and adjusted diluted earnings per share, and exceeded the threshold for cash flow. The 2012 amounts below exclude the results from the Nutrition Business Unit of Pfizer, which was sold in 2012.

Financial objective	Revenue (a)	Adj. diluted EPS(b)	Cash flow(c)
2012 Threshold	$54.5 billion	$1.97	$15.5 billion
2012 Target	$59.0 billion	$2.17	$19.0 billion
2012 Achievement	$59.2 billion	$2.26	$18.4 billion

(a)	Total revenue for annual incentive purposes is based on budgeted foreign exchange rates. Therefore, 2012 achievement differs from U.S. GAAP revenue of $59.0 billion.

(b)	Adjusted diluted EPS for annual incentive purposes is based on budgeted foreign exchange rates and excludes certain non-recurring items.

(c)	2012 target and achievement exclude certain tax and other discretionary timing items for compensation purposes (non-GAAP amounts).
Our NEOs' 2012 annual incentive awards were based on:

•	the financial performance of Pfizer (measured by revenue, adjusted diluted earnings per share and cash flow, as described above);

•	the financial performance of their respective business unit/function measured by annual budgets for revenue and income before adjustments (as applicable);

•	the achievement of selected strategic and operational goals for their respective business unit/function; and

•	an assessment by Pfizer's Chief Executive Officer of each executive's individual performance.

102 |

The 2012 annual incentive award for Mr. Alaix was recommended by Pfizer's Chief Executive Officer. With respect to our other NEOs, Messrs. Passov and Lewis, Ms. Peck and Dr. Knupp, their 2012 annual incentive awards were recommended by Mr. Alaix, as head of the Pfizer Animal Health business, and reviewed and approved by Pfizer's Chief Executive Officer. Although Pfizer's Compensation Committee approved the payment of such amounts, Pfizer's Compensation Committee was not involved in making the specific annual incentive award recommendations for our NEOs. Each of our NEOs was determined to have exceeded their overall objectives for 2012.
2012 financial performance of business unit/function. The financial performance of Pfizer resulted in an overall GPP funding pool of 120% of target. The financial performance of the animal health business of Pfizer, based on annual budgets for revenue and income before adjustments, resulted in a funding pool of 115% of target.
2012 strategic and operational objectives.
As President of the Pfizer Animal Health business, Mr. Alaix's 2012 strategic and operational objectives included: (i) improving effectiveness of field force and veterinary operations; (ii) growing income before taxes faster than revenue; (iii) expanding the product portfolio through superior research and development and targeted business development and global alliances; (iv) realizing targeted savings in operational expenses; (v) improving the engagement of Pfizer Animal Health colleagues at all levels; and (vi) realizing operational readiness for the Pfizer Animal Health strategic alternatives review.
As Treasurer of Pfizer until October 2012, Mr. Passov's 2012 strategic and operational objectives included: (i) contributing at least $250 million of income from portfolio and pension plan initiatives; (ii) establishing a debt refinancing program; (iii) maximizing the EPS impact of the share repurchases; and (iv) maximizing the value of any potential transaction involving Pfizer Animal Health.
As Executive Vice President, Worldwide Business Development and Innovation of Pfizer, until November 2012, Ms. Peck's 2012 strategic and operational objectives included: (i) identifying and closing key business development acquisition, licensing and partnership opportunities; (ii) increasing the return and reducing the risk of Pfizer's R&D portfolio through creative partnerships and business development; (iii) maximizing the value of business units and assets identified for divestiture to create optimal shareholder value; (iv) developing an enterprise-wide digital strategy that will create opportunities to drive growth and efficiency and add value for Pfizer's key stakeholders; and (v) supporting initiatives to reduce costs and ensure efficiency in Pfizer's commercial operating model.
As head of Veterinary Medicine Research and Development of the Pfizer Animal Health business, Dr. Knupp's 2012 strategic and operational objectives included: (i) delivering the product portfolio by implementing investment strategies across all segments (vaccines and medicines) and stages; (ii) creating opportunities to position new businesses (genetics, diagnostics, etc.) and emerging markets for value generation; (iii) ensuring ongoing success of the global research organization in a new operating model; and (iv) ensuring business stability through the Pfizer Animal Health strategic alternatives review.
As head of U.S. Operations for Pfizer Animal Health, Mr. Lewis' 2012 strategic and operational objectives included: (i) achieving revenue of $1.6 billion; (ii) developing a plan to expand coverage of the Inside Sales Team; (iii) continuing to strengthen colleague engagement; (iv) ensuring the successful integration of new business/service platforms into a comprehensive solutions offering; and (v) supporting the Pfizer Animal Health strategic alternatives review.
The threshold, target and maximum incentive award opportunities for each of our NEOs for 2012 are set forth in the “2012 grants of plan-based awards table.”
2012 long-term equity incentives. A key element of Pfizer's compensation program is long-term equity incentive awards granted under the Pfizer Inc. 2004 Stock Plan, as amended and restated, or the 2004 Stock Plan. In 2012, our employees received equity awards under the 2004 Stock Plan intended to:

•	align the interests of our executives with Pfizer's stockholders;

•	focus our executives' efforts on improving Pfizer's total shareholder return, both on an absolute and relative basis; and

•	promote retention through the use of multi-year vesting schedules.
The 2012 grants to our NEOs were made in the form of (1) restricted stock units, or RSUs, (2) 5- and 7-year total shareholder return units, or TSRUs, and (3) performance share awards, or PSAs. RSUs represent the right to receive shares of Pfizer common stock in the future, subject to continued service with Pfizer. Pfizer RSUs vest on the third anniversary of the date of grant. Dividend equivalent units, or DEUs, are accumulated during the vesting period. Both RSUs and DEUs are payable in shares of Pfizer common stock, and only on vesting.
TSRUs vest in three years and are settled on the fifth or seventh anniversary of the date of grant. The number of shares that may be earned for each TSRU is equal to the difference between the settlement price (the 20-day average of the closing prices of Pfizer common stock prior to settlement) and the grant price (the closing price of Pfizer common stock on the date of grant) plus the value of dividend equivalents accumulated over the term, subject to the results being positive.
PSAs vest in three years and provide an opportunity for executives to receive shares of Pfizer common stock contingent upon Pfizer corporate performance in relation to the performance of the Pfizer pharmaceutical peer group over a designated period of time (generally, three years). The number of shares that may be earned under the PSAs over the performance period is based on Pfizer's Total Shareholder Return, or TSR (defined as change in stock price plus dividends), relative to the TSR of the Pfizer pharmaceutical peer group and ranges from 0% to 200% of the initial award. Dividend equivalents are applied to the shares actually earned.
Prior to the IPO, the amounts, terms and conditions of the equity awards granted to our NEOs were determined by Pfizer. Our equity awards going forward will be determined by our Compensation Committee.

103 |

Treatment of outstanding Pfizer equity awards
Following the IPO, the Pfizer equity awards previously granted to our NEOs continue to relate to Pfizer equity, provided that service with Zoetis will be counted as service with Pfizer for all purposes. Upon the Distribution, if any, it is intended that each outstanding, unvested Pfizer stock option will vest and, in general, Pfizer stock options will be exercisable for Pfizer common stock until the earliest to occur of (i) the three year anniversary of the Distribution, (ii) the option-holder's termination of employment from Zoetis and (iii) the expiration of the stock option. Upon any Distribution, Pfizer will accelerate the vesting of, or in some cases the settlement of, on a pro rated basis, certain of the outstanding Pfizer equity awards, subject, in each case, to the requirements of Section 409A of the Code, the terms of the 2004 Stock Plan and the applicable award agreements and any outstanding deferral elections.
Employment and retirement benefits
Deferred compensation. Pfizer permits its executives, including our NEOs, to defer receipt of earned annual incentives and any shares earned under PSAs. Annual incentives may be deferred into either a Pfizer stock unit fund or a cash fund earning interest at 120% of the applicable federal long-term rate (which fluctuated between 2.59% and 3.42% in 2012). The Pfizer stock unit fund is credited with reinvested dividend equivalent units. PSAs may be deferred only into Pfizer common stock units. Certain RSUs are mandatorily deferred on vesting if payment would result in the loss of a tax deduction for Pfizer, see “—Tax deductibility of NEO compensation.”
Insurance plans. Pfizer provides a number of health and family security benefits, such as medical insurance, dental insurance, life insurance and long-term disability insurance. These benefits are available to all U.S. and Puerto Rico-based employees, including our NEOs, and are comparable to those provided by the companies in the Pfizer pharmaceutical and general industry comparator groups. These programs are designed to provide certain basic quality of life benefits and protections to Pfizer employees, including our NEOs, and at the same time enhance Pfizer's attractiveness as an employer of choice. The annual cost of benefits for each of our NEOs for these Pfizer benefits ranges from approximately $13,000 to $25,000.
Pension and savings plans. Pfizer maintains qualified defined benefit pension plans for the benefit of all its eligible U.S. and Puerto Rico-based employees, including our NEOs, hired prior to January 1, 2011. For those U.S. employees earning in excess of the Code limit ($250,000 for 2012), including our NEOs, Pfizer maintains related supplemental benefit restoration plans. The provisions and features of the qualified defined benefit pension plans and the related supplemental benefit restoration plans apply to all participants in those plans, including our NEOs. Pfizer also maintains savings plans that permit participants to make pre-tax, after-tax and/or Roth contributions of a portion of their eligible pay, up to certain limits. In addition, Pfizer maintains non-qualified savings plans that permit eligible participants to make pre-tax contributions in excess of tax law limitations on qualified plans. Pfizer provides matching contributions with respect to employee contributions, up to certain limits. The provisions and features of the qualified savings plans and the related non-qualified supplemental savings plans apply to all participants in those plans, including our NEOs. These plans are described in the narrative accompanying the “2012 pension benefits table” and the “2012 non-qualified deferred compensation table” below.
Post-employment compensation. Pfizer's Senior Leadership Council Separation Plan, or the SLC Separation Plan, provides a competitive level of severance protection for certain senior executives to help Pfizer attract and retain key talent. Our NEOs participate in the SLC Separation Plan, which provides severance upon a termination of employment without cause, equal to the sum of one-times pay (defined as base salary and target bonus). In addition, the executive would be eligible for 12 months of health and insurance benefits continuation at active rates, plus outplacement assistance as offered by Pfizer.
Effective November 1, 2012, Pfizer adopted a severance plan, the Sale of Business Severance Plan, to cover certain of our executives, including each of our NEOs, in the event of a sale of the Pfizer Animal Health business. The Sale of Business Severance Plan is intended to give key executives assurances as to severance pay and benefits in the event of a sale of the Pfizer Animal Health business to a third party, in order to allow them to focus on making decisions that are in the best overall interests of Pfizer and Zoetis. The Sale of Business Severance Plan provides benefits in the event that an executive's employment is involuntarily terminated other than for cause or the executive resigns for good reason within two years following the consummation of a sale to a third party. The Sale of Business Severance Plan would not be triggered by the Distribution. For our NEOs, the severance plan provides for a cash payment equal to the sum of two times the executive's base salary, plus two times the executive's bonus target (each determined as of the date of termination). In addition, the executive would be eligible for 12 months of health and insurance benefits continuation at active rates, plus outplacement assistance as offered by Pfizer. Payments made under the Sale of Business Severance Plan would be offset to the extent that severance is payable under the SLC Separation Plan, in order to avoid duplication of benefits. Severance payments and benefits for our NEOs under the SLC Separation Plan, and the Sale of Business Severance Plan, are described in “—Estimated benefits upon termination.”
Our Anticipated Compensation Program
The following section describes the compensation program we anticipate implementing for our senior executives, including our NEOs, when the Pfizer compensation program no longer applies to us. Pfizer has engaged Compensation Advisory Partners (CAP), on our behalf, to assist in designing our executive compensation program. Our Compensation Committee expects to retain its own compensation consultant to advise the Compensation Committee in its compensation planning decisions.
Zoetis Compensation Committee
Our Compensation Committee, which was appointed by our Board of Directors, will determine the appropriate compensation plans and programs for our executives. Our Compensation Committee will review and evaluate our executive compensation plans and programs to ensure they are aligned with our compensation philosophy.

104 |

Peer group analysis
Based upon the advice of CAP, we have identified the following eleven companies as our “core” peers:

Agilent Technologies Inc.	Life Technologies Corp.
Allergan Inc.	Mead Johnson Nutrition
Biogen Idec Inc.	Monsanto Co.
Covance Inc.	Mylan Inc.
Endo Health Solutions Inc.	Watson Pharmaceuticals Inc.
Forest Laboratories Inc.
Based on their sales and market capitalization, as well as the nature of their businesses, histories, industries and the availability of relevant comparative compensation data, we believe this core peer group is appropriate given the unique nature of our business and industry.
In addition to these eleven core peer companies, we have identified six additional companies (Bio-Rad Laboratories, Celgene, Hospira, Mettler-Toledo International, PerkinElmer, and Perrigo) that have similar sales and market capitalization, but do not have readily available comparative compensation data, that we will use as “supplemental” peer companies, as appropriate. We will utilize the proxy data for these supplemental peer companies for purposes of determining comparative compensation for certain of our executives.
In addition to the data from these peer companies, additional data from similarly-sized companies in life sciences and general industry may be used for benchmarking purposes to ensure robust data.
Zoetis 2013 equity and incentive plan
The Zoetis 2013 Equity and Incentive Plan (the “Equity Plan”) is a comprehensive incentive compensation plan that permits us to grant both equity-based and non-equity based compensation awards to employees of Zoetis (and its subsidiaries) and to our directors. The Equity Plan became effective January 28, 2013.
In order to provide long-term incentives to, and facilitate the retention of, our employees, we granted restricted stock units and stock options (or other awards as appropriate with respect to our employees in non-U.S. jurisdictions) under the Equity Plan to approximately 1,700 of our employees, including each of our NEOs, in connection with the IPO. We refer to these grants as the “2013 equity grants.” These 2013 equity grants represent the long-term incentive compensation component of such individuals' total 2013 compensation.
These awards will vest on the third anniversary of the date of grant. The 2013 equity grant target value for each employee was based on each employee's job level. The value of the award to an employee was split equally among restricted stock units and stock options (or such other awards as appropriate with respect to our employees in non-U.S. jurisdictions). The approximate aggregate target value of the 2013 equity grants to all employees is $45 million. Of that amount, the approximate target values of the 2013 equity grants to our NEOs are as follows: Mr. Alaix - $4.0 million, Mr. Passov - $1.4 million, Ms. Peck - $1.12 million, Mr. Lewis - $0.6 million, and Dr. Knupp - $0.6 million. However, the actual value realized by the recipients of the 2013 equity grants will depend on a number of factors, including future vesting and the future market value of Zoetis shares.
Stock ownership and holding requirements
We have adopted share ownership guidelines for our NEOs. Our guidelines require Mr. Alaix to hold Zoetis shares with a value of five times his annual base salary, Mr. Passov and Ms. Peck to hold Zoetis shares with a value of three times their respective base salaries, and all remaining executive officers to hold Zoetis shares with a value of two times their respective base salaries, before they can sell any shares upon the exercise of options or the vesting of other awards. Our NEOs will have five years from the establishment of the guidelines to achieve the share ownership requirement.
Clawback policy
We are developing a clawback policy whereby our Compensation Committee may, if permitted by law, make retroactive adjustments to any cash- or equity-based incentive compensation paid to NEOs and other executives where a payment is predicated upon the achievement of specified financial results that are the subject of a subsequent restatement. Where applicable, we may seek to recover any amount determined to have been inappropriately received by the individual executive officer. In addition, we expect that the equity incentive awards that we grant will contain such compensation recovery provisions. Our Compensation Committee will monitor the regulatory developments related to clawbacks and expects to modify its policy, to the extent necessary, once final rules are issued.
Hedging policy
We adopted a policy prohibiting any of our directors or employees, including the NEOs, from “hedging” their ownership in shares of our common stock or other equity-based interests in our company, including by engaging in short sales or trading in derivative securities relating to our common stock.
Tax deductibility of NEO compensation
Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation greater than $1 million paid in any fiscal year to the CEO and four other most highly compensated executive officers, other than the CFO, as of the end of any fiscal year. None of the compensation paid to our NEOs in 2012 was subject to the limitations on deductibility under Section 162(m), because our NEOs were not among the executives of Pfizer who were subject to Section 162(m).

105 |

We generally intend to structure our equity-based and cash-based incentive awards to meet the exception under Section 162(m) for “performance-based” compensation, taking advantage of transitional rules under Section 162(m) that will apply to Zoetis, such that these amounts are fully deductible for tax purposes. RSUs do not qualify as “performance-based” compensation. Consequently, certain of our NEOs may be required to defer the receipt of RSUs. However, to maintain flexibility in compensating our executives, we do not have a policy requiring compensation to be deductible.
Compensation Committee Report
The Zoetis Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this 2012 Annual Report. Based on its review and discussions with management, the Zoetis Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this 2012 Annual Report.
Compensation Committee:
Charles H. Hill, Chair
Frank A. D'Amelio
Geno J. Germano
Gregory Norden
Compensation tables
Unless otherwise stated, the compensation tables included in this section reflect amounts paid or payable or awards granted to our NEOs by Pfizer under Pfizer’s compensation plans and programs. Going forward, the NEOs will receive compensation and benefits under our compensation programs and plans.

2012 Summary Compensation Table
Name and principal position	Year	Salary ($)		Bonus ($)		Stock awards(3)($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	Change in pension value and non- qualified deferred compensation earnings(6) ($)	All other compen-sation(7) ($)	Total ($)
Juan Ramón Alaix	2012	613,533		—		438,013	441,787	500,000	458,739	49,559	2,501,631
Chief Executive Officer	2011	566,075		—		412,106	368,983	400,000	687,446	57,658	2,492,268
Richard A. Passov
Executive Vice President and Chief	2012	587,875		—		297,322	299,889	309,300	264,300	42,729	1,801,415
Financial Officer	2011	591,700	(1)	—		332,519	297,732	335,000	589,014	44,148	2,190,113
Kristin C. Peck
Executive Vice President and Group
President	2012	526,250		250,000	(2)	421,189	424,843	396,000	208,815	51,316	2,278,413
Clint A. Lewis Jr.
Executive Vice President and President
of U.S. Operations	2012	373,800		—		428,837	129,951	174,900	261,964	13,946	1,383,398
Catherine A. Knupp
Executive Vice President and President
of Research and Development	2012	362,733		—		423,874	124,954	174,900	196,166	25,375	1,308,002

(1)	The amount shown in the “Salary” column for Mr. Passov in 2011 includes a one-time lump sum merit increase payment of $18,000.

(2)	The amount shown in the "Bonus" column for Ms. Peck represents a one-time bonus in recognition of her leadership and efforts related to the sale of the Pfizer Nutrition business.

(3)
The amounts shown in this column represent the aggregate grant date fair values for the RSUs and PSAs granted in 2012 and for Messrs. Alaix and Passov, in 2011. Further information regarding the 2012 awards is included in the “2012 grants of plan-based awards table” and “2012 outstanding equity awards at fiscal year-end table.” The aggregate grant date fair values of the PSAs reflected in this column are the target payouts based on the probable outcome of the performance condition, determined as of the grant date. The maximum potential values of the 2012 PSAs would be as follows: Mr. Alaix-$438,013, Mr. Passov-$297,322, Ms. Peck-$421,189, Mr. Lewis-$128,830 and Dr. Knupp-$123,867. The maximum potential values of the 2011 PSAs were as follows: Mr. Alaix- $461,520, and Mr. Passov-$372,390. Additional information related to the PSAs is included in “—2012 long-term equity incentives.” The aggregate grant date fair values have been determined based on the assumptions and methodologies set forth above in Note 15. Share-Based Payments.

(4)
The amounts shown in this column represent the aggregate grant date fair values of the TSRUs awarded in 2012 and for Messrs. Alaix and Passov, in 2011. The aggregate grant date fair values have been determined based on the assumptions and methodologies set forth above in Note 15. Share-Based Payments.

(5)	Amounts shown in the "Non-equity incentive plan compensation" column represent annual cash incentive awards made under the GPP.

(6)
Pfizer does not pay “above market” interest on non-qualified deferred compensation to employees; therefore, this column reflects pension accruals only. The 2012 pension accrual amounts represent the difference between the December 31, 2012 and December 31, 2011 present values of age 65 accrued pensions under the Pfizer Retirement Plan and supplemental retirement plan, based on the pension plan assumptions for each year, as shown in the footnotes to the “Pension plan assumptions table.” Further information regarding pension plans is included in the “2012 pension benefits table.”

106 |

(7)
The amounts shown in this column represent, as of December 31, 2012, the sum of Pfizer's Savings Plan and Supplemental Savings Plan matching contributions, for Mr. Alaix, gross-up payments of $1,776 related to taxes due on relocation benefits and for Ms. Peck, a health assessment credit, financial counseling services and use of Pfizer's aircraft. The savings plan matching contributions include matching funds under the Pfizer Savings Plan (a tax-qualified retirement savings plan) and under the related Supplemental Savings Plan. The matching contributions for each NEO were as follows: Mr. Alaix-$45,609, Mr. Passov-$41,529, Ms. Peck-$40,331, Mr. Lewis- $11,250 and Dr. Knupp-$25,375. These plans are discussed in more detail in the “2012 non-qualified deferred compensation table.”

The following “2012 grants of plan-based awards table” provides additional information about non-equity incentive awards and long-term incentive awards granted to our NEOs by Pfizer during the year ended December 31, 2012. The long-term incentive awards were made under the 2004 Stock Plan, as amended and restated, and are described in “—2012 long-term equity incentives.”

2012 grants of plan-based awards table
	Estimated future payouts under non-equity incentive plan awards							Estimated future payouts under equity incentive plan awards
Name (a)	Grant date (b)	Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)		Threshold (#) (f)		Target (#)(1) (g)		Maximum (#) (h)		All other stock awards: number of shares of stock or units(1) (#) (i)	All other TSRU awards: number of securities underlying TSRUs(1) (#) (j)	Exercise or base price of TSRU awards ($/Sh) (k)	Grant date fair value of stock and TSRUs(2) ($) (l)
Juan Ramón Alaix	2/23/2012	0	(3)	344,820	(3)	689,640	(3)								53,635	21.03	219,904
															45,468	21.03	221,884
														10,414			219,006
								0	(4)	10,414	(4)	20,828	(4)				219,006
Richard A. Passov	2/23/2012	0	(3)	258,168	(3)	516,336	(3)								36,408	21.03	149,273
															30,864	21.03	150,616
														7,069			148,661
								0	(4)	7,069	(4)	14,138	(4)				148,661
Kristin C. Peck	2/23/2012	0	(3)	344,820	(3)	689,640	(3)								51,578	21.03	211,470
															43,724	21.03	213,373
														10,014			210,594
								0	(4)	10,014	(4)	20,028	(4)				210,594
Clinton A. Lewis, Jr.	2/23/2012	0	(3)	139,224	(3)	278,448	(3)								15,777	21.03	64,686
															13,374	21.03	65,265
														3,063			64,415
								0	(4)	3,063	(4)	6,126	(4)				64,415
	12/31/2012													11,962			300,007
Catherine A. Knupp	2/23/2012	0	(3)	139,224	(3)	278,448	(3)								15,170	21.03	62,197
															12,860	21.03	62,757
														2,945			61,933
								0	(4)	2,945	(4)	5,890	(4)				61,933
	12/31/2012													11,962			300,007

(1)
The PSA and RSU award values were converted to units using the Pfizer closing stock price of $21.22 on February 21, 2012; the 5-Year and 7-Year TSRU values were converted using $4.12, and $4.86, respectively, the estimated value using the Monte Carlo Simulation model as of February 21, 2012. Pfizer's closing stock price on December 31, 2012 was $25.08.

(2)
The amounts shown in this column represent the award values as of the grant dates. The values of RSUs, PSAs and 5-Year and 7-Year TSRUs are shown at the respective fair values of $21.03, $21.03, $4.10 and $4.88, as of February 23, 2012.

(3)	The amounts represent the threshold, target and maximum non-equity incentive plan awards under the GPP for 2012.

(4)
The amounts represent the threshold, target, and maximum share payouts under the Pfizer Performance Share Award Program for the January 1, 2012-December 31, 2014 performance period. The payment for threshold performance is 0% of target.

107 |

The following table summarizes the equity awards Pfizer made to our NEOs that were outstanding as of December 31, 2012.

2012 outstanding equity awards at fiscal year-end table
		Option/SAR/TSRU awards (2)							Stock awards (3)
Name (a)	Grant Date Perf Share Period(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Number of Securities Under lying Unexercised SARs/TSRUs (#) Vested (d)	Number of Securities Underlying Unexercised SARs/TSRUs (#) Unvested (e)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(f)	Option Exercise Price ($) (g)	Option Expiration Date (h)	Number of Shares or Units of Stock That Have Not Vested (#) (i)	Market Value of Shares or Units of Stock That Have Not Vested ($) (j)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (k)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (l)
Juan Ramón Alaix	4/30/2003	49,000					30.74	4/29/2013
	2/26/2004	40,000					37.15	2/25/2014
	2/24/2005	49,500					26.20	2/23/2015
	2/23/2006	80,000					26.20	2/22/2016
	2/22/2007	63,500					25.87	2/21/2017
	2/28/2008			23,595			22.55	2/28/2013
	2/26/2009			38,557			12.70	2/26/2014
	12/31/2009			37,473			18.19	12/31/2014
	2/25/2010				36,599		17.69	2/25/2015	10,122	253,861
	2/24/2011				42,348		18.90	2/24/2016	10,280	257,810
	2/24/2011				35,058		18.90	2/24/2018
	2/23/2012				53,635		21.03	2/23/2017	10,707	268,532
	2/23/2012				45,468		21.03	2/23/2019
	1/1/2010- 12/31/2012										9,053	227,049
	1/1/2011- 12/31/2013										9,595	240,643
	1/1/2012- 12/31/2014										10,414	261,183

Richard A. Passov	2/27/2003	70,000					29.33	2/26/2013
	2/26/2004	80,000					37.15	2/25/2014
	2/24/2005	79,000					26.20	2/23/2015
	2/23/2006	97,000					26.20	2/22/2016
	2/22/2007	63,000					25.87	2/21/2017
	2/28/2008			36,946			22.55	2/28/2013
	2/26/2009			40,423			12.70	2/26/2014
	2/25/2010				32,939		17.69	2/25/2015	9,110	228,484
	2/24/2011				34,171		18.90	2/24/2016	8,294	208,022
	2/24/2011				28,288		18.90	2/24/2018
	2/23/2012				36,408		21.03	2/23/2017	7,268	182,279
	2/23/2012				30,864		21.03	2/23/2019
	1/1/2010- 12/31/2012										8,148	204,352
	1/1/2011- 12/31/2013										7,742	194,169
	1/1/2012- 12/31/2014										7,069	177,291
108 |

2012 outstanding equity awards at fiscal year-end table (continued)
		Option/SAR/TSRU awards (2)							Stock awards (3)
Name (a)	Grant Date Perf Share Period(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Number of Securities Under lying Unexercised SARs/TSRUs (#) Vested (d)	Number of Securities Underlying Unexercised SARs/TSRUs (#) Unvested (e)	Equity Incentive Plan Awards: Number of Securities Under lying Unexercised Unearned Options (#)(f)	Option/ Exercise Price ($) (g)	Option/ Expiration Date (h)	Number of Shares or Units of Stock That Have Not Vested (#) (i)	Market Value of Shares or Units of Stock That Have Not Vested ($) (j)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (k)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (l)
Kristin C. Peck	2/9/2004	7,000					38.32	2/8/2014
	2/24/2005	5,000					26.20	2/23/2015
	2/23/2006	8,500					26.20	2/22/2016
	2/22/2007	14,500					25.87	2/21/2017
	2/28/2008			15,768			22.55	2/28/2013
	2/26/2009			24,493			12.70	2/26/2014
	12/31/2009			26,767			18.19	12/31/2014
	2/25/2010				28,857		17.69	2/25/2015	7,981	200,162
	2/24/2011				34,171		18.90	2/24/2016	8,294	208,022
	2/24/2011				28,288		18.90	2/24/2018
	2/23/2012				51,578		21.03	2/23/2017	10,296	258,217
	2/23/2012				43,724		21.03	2/23/2019
	1/1/2010- 12/31/2012										7,138	179,021
	1/1/2011- 12/31/2013										7,742	194,169
	1/1/2012- 12/31/2014										10,014	251,151

Clinton A. Lewis, Jr.	2/27/2003	33,700					29.33	2/26/2013
	2/26/2004	27,000					37.15	2/25/2014
	2/24/2005	15,000					26.20	2/23/2015
	2/23/2006	33,000					26.20	2/22/2016
	2/22/2007	28,000					25.87	2/21/2017
	2/28/2008			9,208			22.55	2/28/2013
	2/26/2009			11,940			12.70	2/26/2014
	12/31/2009			10,707			18.19	12/31/2014
	2/25/2010				11,655		17.69	2/25/2015	3,223	80,844
	2/24/2011				11,682		18.90	2/24/2016	2,836	71,123
	2/24/2011				9,671		18.90	2/24/2018
	2/23/2012				15,777		21.03	2/23/2017	3,149	78,981
	2/23/2012				13,374		21.03	2/23/2019
	12/31/2012								11,962	300,007
	1/1/2010- 12/31/2012										2,883	72,306
	1/1/2011- 12/31/2013										2,647	66,387
	1/1/2012- 12/31/2014										3,063	76,820

109 |

2012 outstanding equity awards at fiscal year-end table (continued)
		Option/SAR/TSRU awards (2)							Stock awards (3)
Name (a)	Grant Date Perf Share Period(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Number of Securities Under lying Unexercised SARs/TSRUs (#) Vested (d)	Number of Securities Underlying Unexercised SARs/TSRUs (#) Unvested (e)	Equity Incentive Plan Awards: Number of Securities Under lying Unexercised Unearned Options (#)(f)	Option/ Exercise Price ($) (g)	Option/ Expiration Date (h)	Number of Shares or Units of Stock That Have Not Vested (#) (i)	Market Value of Shares or Units of Stock That Have Not Vested ($) (j)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (k)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (l)
Catherine A. Knupp	2/27/2003	26,000					29.33	2/26/2013
	2/26/2004	27,500					37.15	2/25/2014
	2/24/2005	21,700					26.20	2/23/2015
	2/23/2006	30,000					26.20	2/22/2016
	2/22/2007	20,000					25.87	2/21/2017
	2/28/2008			7,021			22.55	2/28/2013
	2/26/2009			9,204			12.70	2/26/2014
	12/31/2009			16,060			18.19	12/31/2014
	2/25/2010				10,417		17.69	2/25/2015	2,881	72,263
	2/24/2011				11,682		18.90	2/24/2016	2,836	71,123
	2/24/2011				9,671		18.90	2/24/2018
	2/23/2012				15,170		21.03	2/23/2017	3,028	75,939
	2/23/2012				12,860		21.03	2/23/2019
	12/31/2012								11,962	300,007
	1/1/2010- 12/31/2012										2,577	64,631
	1/1/2011- 12/31/2013										2,647	66,387
	1/1/2012- 12/31/2014										2,945	73,861

(1)
For better understanding of this table, we have included an additional column showing the grant date of stock options, stock appreciation rights and restricted stock units and the associated performance period for the performance share awards.

(2)	Stock options become exercisable in accordance with the vesting schedule below:

Grant Date	Vesting
2/27/2003	1/3 per year in years 3, 4 and 5
4/30/2003	Full vesting after 3 years
2/9/2004	Full vesting after 3 years
2/26/2004	1/3 per year in years 3, 4 and 5
2/24/2005	Full vesting after 3 years
2/23/2006	Full vesting after 3 years
2/22/2007	Full vesting after 3 years
2/28/2008	Full vesting after 3 years
Stock Appreciation Rights (SARs)/TSRUs vest in accordance with the schedule below:

Grant Date	Vesting
2/28/2008	Full vesting after 3 years and become payable after 5 years
2/26/2009	Full vesting after 3 years and become payable after 5 years
12/31/2009	Full vesting after 3 years and become payable after 5 years
2/25/2010	Full vesting after 3 years and become payable after 5 years
2/24/2011	Full vesting after 3 years and become payable after 5 years and 7 years
2/23/2012	Full vesting after 3 years and become payable after 5 years and 7 years

110 |

Restricted Stock Units vest in accordance with the schedule below:

Grant Date	Vesting
2/25/2010	3 year cliff vesting
2/24/2011	3 year cliff vesting
2/23/2012	3 year cliff vesting

(3)	The values provided are based on Pfizer's closing stock price of $25.08 on December 31, 2012.
The following “2012 option exercises and stock vested table” provides additional information about the value realized by the NEOs on option award exercises and the vesting of stock/unit awards during the year ended December 31, 2012.

2012 option exercises and stock vested table
	Option awards		Restricted stock/ restricted stock units(1)			Performance shares 2010-2012 paid February 2013(2)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Number of shares withheld to cover taxes (#)	Value realized on vesting ($)	Number of shares acquired on vesting (#)		Number of shares withheld to cover taxes (#)	Value realized on vesting ($)
Juan Ramón Alaix	—	—	24,090	8,726	552,599	15,787	(3)	—	432,090
Richard A. Passov	—	—	25,811	9,380	546,702	14,208		5,253	388,873
Kristin C. Peck	—	—	16,162	5,832	372,578	12,448		4,574	340,702
Clinton A. Lewis, Jr.	—	—	7,199	2,573	164,601	5,027		1,722	137,589
Catherine A. Knupp	—	—	7,812	2,507	183,634	4,494		1,402	123,001

(1)	The RSUs vested on February 26, 2012 at $28.18 for all of our NEOs and on December 31, 2012 at $25.08 for Messrs. Alaix and Lewis, Dr. Knupp and Ms. Peck.

(2)	The performance shares were determined based on relative TSR performance over the 2010-2012 performance period and were paid on February 28, 2013 at $27.37.

(3)	These shares were deferred per Mr. Alaix’s election.
The following “2012 pension benefits table” shows the estimated present value of accumulated benefits payable to each of our NEOs under the Pfizer Consolidated Pension Plan, or the Pfizer Retirement Plan, which for 2012 retained the pension formula under the Pfizer Retirement Annuity Plan, or the PRAP, and the related non-funded Pfizer Supplemental Retirement Plan, or the Supplemental Retirement Plan.

2012 pension benefits table
Name	Plan name	Number of years of credited service (#)	Present value of accumulated benefit(1) ($)	Payments during last fiscal year ($)
Juan Ramón Alaix(2)	Pfizer Retirement Plan	14	609,868	—
	Supplemental Retirement Plan		2,308,495	—
Richard A. Passov	Pfizer Retirement Plan	15	478,666	—
	Supplemental Retirement Plan		1,793,172	—
Kristin C. Peck	Pfizer Retirement Plan	8	159,519	—
	Supplemental Retirement Plan		400,171	—
Clinton A. Lewis, Jr.	Pfizer Retirement Plan	24	536,838	—
	Supplemental Retirement Plan		778,939	—
Catherine A. Knupp	Pfizer Retirement Plan	11	363,377	—
	Supplemental Retirement Plan		362,127	—

(1)	The present value of these benefits is based on the December 31, 2012 assumptions as shown below, used in determining Pfizer’s annual pension expense for fiscal 2012.

(2)
Amounts shown here for Mr. Alaix will be offset by retirement benefits accrued under the Plan de Pensiones de los Empleados de Pharmacia Spain, S.A. during his service with Pfizer in Spain (formerly Pharmacia Spain) from July 1998 until August 2003. A portion of this accrued benefit was transferred to an individual account in accordance with Spanish pension regulations, and the remainder of the benefit is payable under an insurance contract in the form of an annuity calculated at age 65.

The Pfizer retirement plan
The Pfizer Retirement Plan is a funded, tax-qualified, non-contributory defined benefit pension plan that covers certain employees, including our NEOs, hired prior to January 1, 2011.

111 |

Pfizer Retirement Plan (PRAP formula) and Supplemental Retirement Plan. Benefits under the Pfizer Retirement Plan (PRAP formula) are based on the employee’s years of service and highest average earnings for a five calendar-year period and are payable after retirement in the form of an annuity or a lump sum.
Benefits under the Pfizer Retirement Plan are calculated as an annuity equal to the greater of:

•	1.4% of the employee’s highest final average earnings for a five-year calendar period multiplied by years of service; or

•	1.75% of such earnings less 1.5% of the primary Social Security benefit multiplied by years of service.
Years of service under these formulas cannot exceed 35.
Compensation covered by the Pfizer Retirement Plan and the related Supplemental Retirement Plan for the NEOs for 2012 equals the sum of the amounts set forth for 2012 in the “Salary” and “Non-equity incentive plan compensation” columns of the “2012 summary compensation table.” Covered compensation for Mr. Passov also includes restricted stock awards granted on or prior to April 26, 2001. After the payment of the awards for the five-year period ended on December 31, 2004, no further performance-based share awards are included in the determination of pensions under the Pfizer Retirement Plan or the Supplemental Retirement Plan.
Pfizer Retirement Plan – Dr. Knupp
Prior to January 1, 2012, Dr. Knupp earned pension benefits under the Warner-Lambert formula in the Pfizer Retirement Plan and the related Warner-Lambert nonqualified supplemental retirement plan. As of January 1, 2012, Dr. Knupp began earning pension benefits under the PRAP formula and ceased earning additional accruals under the Warner-Lambert formula. Dr. Knupp’s total retirement benefit will reflect the Warner-Lambert formula for service prior to 2012 and the PRAP formula for service after 2011.
Benefits under the Warner-Lambert formula are based on the employee’s years of service and pensionable earnings and are payable after retirement in the form of an annuity.
Benefits under the Warner Lambert formula are calculated based on the following:

•
for each year of plan participation, a participant earns two types of retirement credits: Earnings-Related Credits and Service-Related Credits; the benefit under the Warner-Lambert formula is the sum of these two credits;

•	Earnings-Related Credits are equal to 1.5% of Annual Earnings;

•	Service-Related Credits are equal to $96 x years of service;

•	there was an update as of December 31, 2011, which can increase a participant’s accrued benefit at December 31, 2011;

•
the update formula is 1.2% of Average Earnings up to the Covered Compensation Level plus 1.5% of Average Earnings in excess of the Covered Compensation Level, times years of service as of December 31, 2011; and

•	years of service under these formulas is not capped.
General. Contributions to the Pfizer Retirement Plan are made entirely by Pfizer and are paid into a trust fund from which benefits are paid.
The amount of annual earnings that may be considered in calculating benefits under the Pfizer Retirement Plan is limited by the Code. For 2012, the annual limitation was $250,000. The Code also limits the amount of pension that can be paid under the Pfizer Retirement Plan to a 2012 annual maximum of $200,000, payable at age 65 in accordance with the Code requirements. Under the Supplemental Retirement Plan, Pfizer provides, out of its general assets, amounts substantially equal to the difference between the amount that may be paid under the Pfizer Retirement Plan and the amount that would be paid in the absence of these Code limits. The Supplemental Retirement Plan is non-funded.
The present value of accumulated benefits has been computed based on the assumptions as of December 31, 2012 in the following table, which were used in developing Pfizer’s financial statement disclosures:

Pension plan assumptions(1)
Assumptions as of	12/31/2012
Discount Rate	4.30% for qualified pension plans, 3.90% for non-qualified pension plans

Lump Sum Interest Rate	1.02% for annuity payments expected to be made during first 5 years; 3.71% for payments made between 5 and 20 years; and 4.67% for payments made after 20 years prior.

Percent Electing Lump Sum	80%/70%(2)

Mortality Table for Lumps Sums	For Pfizer, unisex mortality table specified by IRS Revenue Ruling 2007-67, based on RP 2000 table, with projected mortality improvements (7-15 years).

Mortality Table for Annuities	Separate annuitant and non-annuitant rates for the 2012 plan year, as set forth in regulation 1.412(l)(7)-1

(1)	These assumptions also are used to determine the change in pension value in the 2012 Summary Compensation Table.

(2)	80% relates to the Pfizer Retirement Plan and 70% relates to the Supplemental Retirement Plan. Only applies to the extent the executive is eligible to receive a lump sum.
Early retirement provisions. Under the Pfizer Retirement Plan and Supplemental Retirement Plan, the normal retirement age is 65. Under the Pfizer Retirement Plan (PRAP formula), if a participant terminates employment with an age and years of service combination equal to or

112 |

greater than 90, the employee is entitled to receive either an annuity or a lump sum that is unreduced under the terms of the Pfizer Retirement Plan or the Supplemental Retirement Plan for early payment. If an employee retires on or after age 55 with 10 or more years of service, that participant may elect to receive either an early retirement annuity payment reduced by 4% per year (prorated for partial years) for each year between benefit commencement and age 65, or such amount in a lump sum payment. If an employee does not satisfy any of the above criteria and has three years of vesting service under the Retirement Plan, that participant may elect to receive an annuity starting on or after age 55, which is reduced by 6% per year for each year (prorated for partial years) prior to age 65; a lump sum payment is not available.
For Dr. Knupp, under the Warner-Lambert formula the normal retirement age is 65. If she terminates employment after age 55 with 5 or more years of service, she may elect to receive an early retirement annuity payment where the benefit Earning-Related Credits accrued will be reduced by 3% per year from age 60 to 62, or 6% for each year from age 55 to age 60; there is no reduction if payments start at or after age 62.
The following “2012 non-qualified deferred compensation table” summarizes activity during 2012 and account balances in the various Pfizer non-qualified savings and deferral plans for our NEOs as of December 31, 2012 (except as otherwise provided below). The following plans and programs permit the executives to defer amounts previously earned on a pre-tax basis: Pfizer’s Non-Funded Deferred Compensation and Supplemental Savings Plan, or the PSSP; Pfizer’s Deferred Compensation Plan for GPP, PSAs, and STI Shift Awards. RSUs are also subject to mandatory deferral if the executive is subject to, or is likely to be subject to, Section 162(m) of the Code. The PSSP is a non-qualified supplemental savings plan that provides for the deferral of compensation that otherwise could have been deferred under the related tax-qualified 401(k) plans but for the application of certain Code limitations and for company matching contributions based on the executive’s contributions. Other than the matching contributions (and the earnings thereon) in the PSSP, the account balances in these plans are generally attributable to deferrals of previously earned compensation and the earnings on those amounts.

2012 non-qualified deferred compensation table(1)
Name	Plan(2)	Executive contributions in 2012 ($)	Company contributions in 2012 ($)	Aggregate earnings in 2012 ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at 12/31/12 ($)
Juan Ramón Alaix	PSSP	123,141	34,634	127,945	—	1,157,566
	Deferred GPP	168,000	—	33,595	—	1,186,349
	Deferred PSA	274,472	—	332,733	—	1,941,881
	Deferred STI Shift	—	—	19,434	—	665,215
	Total:	565,613	34,634	513,707	—	4,951,011

Richard A. Passov	PSSP	143,759	32,346	139,386	—	2,583,728
	Deferred GPP	268,000	—	6,319	—	274,319
	Deferred PSA	—	—	333,666	—	1,965,472
	Total:	411,759	32,346	479,371	—	4,823,519

Kristin C. Peck	PSSP	38,775	29,081	50,752	—	356,049
	Deferred GPP	—	—	—	—	—
	Deferred PSA	—	—	—	—	—
	Total:	38,775	29,081	50,752	—	356,049

Clinton A. Lewis, Jr.	PSSP	—	—	—	—	—
	Deferred GPP	—	—	—	—	—
	Deferred PSA	—	—	23,083	—	135,974
	Total:	—	—	23,083	—	135,974

Catherine A. Knupp	PSSP	41,139	14,285	53,910	—	516,254
	Deferred GPP	—	—	—	—	—
	Deferred PSA	—	—	—	—	—
	Total:	41,139	14,285	53,910	—	516,254

(1)	Contribution amounts reflected in this table are reflected in the “2012 summary compensation table.” Aggregate earnings are not reflected in the “2012 summary compensation table.”

(2)
The PSSP contributions were based on the executive's deferral election and the salary shown in the “2012 summary compensation table,” as well as annual incentive awards paid in 2012, previously reported. PSSP amounts shown reflect actual contributions and aggregate earnings through December 31, 2012.

Pfizer savings plans
Pfizer provides the Pfizer Savings Plan, or the Savings Plan, to U.S.-based employees of Pfizer and the PSSP to employees who meet the eligibility requirements, including our NEOs. Contribution amounts are reflected in the “2012 summary compensation table.” Earnings have not been included. These plans are described below.
The Savings Plan is a tax-qualified retirement savings plan. Participating employees may contribute up to 20% of “regular earnings” on a before-tax basis, Roth 401(k) basis and after-tax basis, into their Savings Plan accounts. “Regular earnings” for the Savings Plan include both salary and bonus or annual incentive awards. In addition, under the Savings Plan, Pfizer generally matches an amount equal to one dollar for

113 |

each dollar contributed by participating employees on the first 3% of their regular earnings, and fifty cents for each additional dollar contributed on the next 3% of their regular earnings. Matching contributions generally are invested in Pfizer common stock. Plan participants have the ability to immediately diversify the matching contribution investments.
Pursuant to tax law limitations, effective for 2012, the Pfizer Savings Plan limits the “additions” that can be made to a participating employee’s account to $49,000 per year. “Additions” include Pfizer matching contributions, before-tax contributions, Roth 401(k) contributions and after-tax contributions.
The Code limits the amounts that may be allocated to tax-qualified savings plans and the amount of compensation that can be taken into account in computing benefits under the Savings Plan. The 2012 maximum before-tax and Roth 401(k) contribution limit was $17,000 per year (or $22,000 per year for eligible participants age 50 and over). In addition, no more than $250,000 of annual compensation may be taken into account in computing benefits under the Savings Plan.
The PSSP is intended to pay, out of the general assets of Pfizer, an amount substantially equal to the difference between the amount that would have been allocated to an employee’s account as before-tax contributions, Pfizer matching contributions and the amount actually allocated under the Savings Plan in the absence of the limits described in the preceding paragraph. Under the PSSP, participants can elect to defer up to 20% of eligible wages on a before-tax basis. Generally, under the PSSP, participants can elect to receive payments as a lump sum or in one to twenty annual installments following termination from service. Participants who do not make an election receive lump sum payments. In certain circumstances, Pfizer has established and funded trusts to secure its obligations to make payments under the PSSP.
Amounts deferred, if any, under the PSSP by the NEOs for 2012 are included in the “Salary” and “Non-equity incentive plan compensation” columns of the “2012 summary compensation table.” In the “2012 non-qualified deferred compensation table,” PSSP values are shown for each NEO. Executive contributions reflect the percent of salary and bonus the executive has elected to defer under the PSSP. The Pfizer matching contributions are shown in the “Company contributions” column of the table. For the NEOs, Pfizer’s matching contributions under the Savings Plan and the PSSP are shown in the “All other compensation” column of the “2012 summary compensation table.” The “Aggregate Earnings” column in the table above represents the amount by which the PSSP balance changed in the past fiscal year, net of employee and employer contributions.
Estimated benefits upon termination
The following table shows the estimated benefits payable upon a hypothetical termination of employment under Pfizer’s SLC Separation Plan and the Sale of Business Plan under various termination scenarios as of December 31, 2012. Severance benefits under the severance plans are subject to the execution of a release agreement.

Estimated benefits upon various termination scenarios
			Termination Without Cause		Sale of Business Severance (4)	Termination on Change in Control		Death or Disability

Name	Severance(1) (A) ($)	Other(2) (B) ($)	Long-Term Award Payouts(3) (C) ($)	Total (A+B+C) ($)	(D)($)	Long-Term Award Payouts(5) (E) ($)	Total (B+D+E) ($)	Long-Term Award Payouts(6) ($)
Juan Ramón Alaix	1,094,800	17,136	3,019,640	4,131,576	2,189,600	3,924,919	6,131,655	3,924,919
Richard A. Passov	873,200	23,355	2,326,540	3,223,095	1,746,400	3,170,450	4,940,205	3,170,450
Kristin C. Peck	949,820	20,205	2,201,915	3,171,940	1,899,640	3,236,131	5,155,976	3,236,131
Clinton A. Lewis, Jr.	539,200	23,034	875,961	1,438,195	1,078,400	1,507,751	2,609,185	1,507,751
Catherine A. Knupp	539,200	21,185	841,677	1,402,062	1,078,400	1,464,233	2,563,818	1,464,233

(1)	These amounts represent severance payable under the SLC Separation Plan, equal to one year’s pay (defined as base salary and target bonus).

(2)	These amounts represent the cost of 12 months of active employee medical and life insurance coverage. In addition, executives would be entitled to education and outplacement assistance.

(3)	These amounts represent the value of long-term incentive awards which vest on termination of employment without cause using Pfizer's closing stock price of $25.08 on December 31, 2012.

(4)	These amounts represent severance equal to 2 times the NEO’s annualized base salary plus target bonus, payable under the Sale of Business Severance Plan.

(5)	These amounts represent the value of long-term incentive awards which vest following a change in control using Pfizer’s closing stock price of $25.08 on December 31, 2012.

(6)	These amounts represent the value of long-term incentive awards which vest on termination of employment due to death or disability using Pfizer’s closing stock price of $25.08 on December 31, 2012.
Payments made upon disability. Under the Pfizer flexible benefits program, eligible employees are provided with company-paid long-term disability coverage of 50% of total pay, and may buy an increased level of coverage of up to 70% of total pay, subject to a $500,000 annual benefit limit. Beginning January 1, 2012, health and life insurance benefits are provided for 24 months and Pfizer Retirement Plan benefits do not continue to accrue to those who begin to receive long-term disability benefits.
Under the 2004 Stock Plan, in the event of disability, PSAs are paid out at target; RSUs are paid in full; SARs/TSRUs vest and are settled on the fifth or seventh anniversary of the date of grant; and outstanding stock options continue to vest and become exercisable for the full option term, provided the executive remains permanently and totally disabled.

114 |

Payments made upon death. Under the Pfizer flexible benefits program, eligible employees have the ability to purchase life insurance benefits of eight times pay (subject to evidence of insurability requirements) up to a maximum of $4.0 million. Pfizer provides an amount equal to base pay with a maximum cap of $2.0 million paid by Pfizer. The deceased executive’s pension and deferred compensation are also payable in accordance with the plans and the executive’s election.
Under the 2004 Stock Plan, in the event of death, PSAs are paid out at target; RSUs are paid in full; SARs/TSRUs vest and are immediately settled; and outstanding stock options are exercisable for the remainder of the option term if the participant is eligible for retirement; if not, the stock options remain exercisable for up to two years.
Payments made upon retirement. Under the 2004 Stock Plan, if a participant retires (after attaining age 55 with at least 10 years of service) after the first anniversary of the grant date, RSUs are prorated based on service subsequent to the grant date; SARs/TSRUs continue to vest and are settled on the fifth or seventh anniversary of the grant date; and outstanding stock options are exercisable for the full term of the option. PSAs are prorated at the end of the performance period if the participant is employed through December 31 of the year of grant. If the retirement takes place prior to the first anniversary of the grant date, these long-term awards are forfeited. Based on age and years of service, Mr. Alaix is the only NEO eligible for retirement treatment and would receive approximately $2,579,000 under his long-term awards as of December 31, 2012 in the event of his retirement.
See “—Employment and retirement benefits” for further information on health care, retirement and savings plan benefits under Pfizer’s plans.
Payments made upon change in control. Under the 2004 Stock Plan, if a participant’s employment is terminated within 24 months of a change in control, PSAs are paid out at target; RSUs are paid in full; unvested SARs/TSRUs vest and are immediately settled; vested SARs/TSRUs are settled on the fifth or seventh anniversary of the date of grant; and outstanding stock options are exercisable for the remainder of the option term.
Director Compensation
We provide competitive compensation to our non-employee directors that will enable us to attract and retain high quality directors, provide them with compensation at a level that is consistent with our compensation objectives and encourage their ownership of our stock to further align their interests with those of our stockholders. Our directors who are our or Pfizer's full-time employees will receive no additional compensation for service as a member of our Board of Directors. Our non-employee directors' compensation consists of the following:

•	an annual cash retainer for each non-employee director of $100,000;

•	an annual cash retainer for the Chair of each committee of the Board of $25,000; and

•
an equity retainer to each non-employee director upon his or her first election as such and annually thereafter with a value of $140,000 on the date of grant (i.e., respectively, the date of his or her first election and the date of the annual meeting of our stockholders), based upon the closing price of our common stock on that date.

In connection with the IPO, we granted the initial equity retainer of 5,384 deferred stock units under the Equity Plan to each of the three non-employee directors with a value of $140,000 for each grant. Each non-employee director would have a right to receive the shares of Class A common stock underlying the deferred stock units only upon termination of service as our director.
Additional cash retainers will be payable to a Lead Director of the Board or non-executive Chair of the Board, if an individual is in the future elected or appointed to fill either such role.
In addition, we have adopted share ownership guidelines applicable to non-employee directors, requiring the directors to hold Zoetis shares with a value of three times their annual cash retainer of $100,000. Each employee director will have five years from (a) the date upon which the guidelines were established, or (b) if later, the date of his or her first election as a director, to achieve the share ownership requirement.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.
The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2013 for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.
We did not have any equity compensation plans as of December 31, 2012. In January 2013, our 2013 Equity and Incentive Plan (Equity Plan) became effective. Awards under the Equity Plan may be in the form of stock options, or other stock-based awards, including awards of restricted stock, restricted stock units and performance share awards. The Equity Plan also provides for the grant of cash awards.
Unless otherwise noted below, the address of each beneficial owner listed on the table is 5 Giralda Farms, Madison, NJ 07940. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.
Beneficial ownership representing less than 1% is denoted with an asterisk (*).

115 |

	Class A common stock		Class B common stock
Name of beneficial owner	Number of shares	Percentage of class	Number of shares	Percentage of class
5% Beneficial Owner:
Pfizer Inc.(a)	—	—%	400,985,000	100%
Lazard Asset Management LLC(b)	8,394,620	8.5%	—	—
Directors and Named Executive Officers:
Juan Ramón Alaix	—	—	—	—
Richard A. Passov	—	—	—	—
Catherine A. Knupp	1,000	*	—	—
Clinton A. Lewis, Jr.	500	*	—	—
Kristin C. Peck	—	—	—	—
Frank A. D’Amelio	5,000	—	—	—
Geno J. Germano	5,000	—	—	—
Douglas E. Giordano	5,000	*	—	—
Charles H. Hill	5,000	*	—	—
Amy W. Schulman	5,000	*	—	—
Michael B. McCallister	—	—	—	—
Gregory Norden	3,000	*	—	—
William C. Steere, Jr.	4,500	*	—	—
Directors and executive officers as a group (19 persons)	42,500	*	—	—

(a)	The address for Pfizer is 235 East 42nd Street, New York, NY 10017.

(b)
Based solely on a Schedule 13G filed by Lazard Asset Management LLC on March 11, 2013: Lazard Asset Management LLC has sole voting power with respect to 2,765,309 of these shares and sole dispositive power with respect to all of these shares and Lazard Asset Management LLC's address is 30 Rockefeller Plaza, New York, NY 10112.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Relationship with Pfizer
Prior to the completion of the senior notes offering, Pfizer transferred to us subsidiaries holding substantially all of the assets and liabilities of its animal health business. In exchange, we issued or transferred to Pfizer: (i) all of the issued and outstanding shares of our Class A common stock; (ii) all of the issued and outstanding shares of our Class B common stock; (iii) the Pfizer-owned notes; and (iv) an amount of cash equal to substantially all of the net proceeds we received in the senior notes offering, which amount was paid immediately prior to the completion of the IPO. Prior to the completion of the IPO, all of our outstanding shares of common stock were owned by Pfizer. Immediately following the completion of the IPO, Pfizer owned 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors.
In connection with the IPO and the Separation, we and Pfizer entered into, certain agreements that provide a framework for our ongoing relationship with Pfizer. Of the agreements summarized below, the material agreements are filed as exhibits to this 2012 Annual Report, and the summaries of these agreements set forth the terms of the agreements that we believe are material. The summaries below are qualified in their entirety by reference to the full text of such agreements.
Global separation agreement
We entered into a global separation agreement with Pfizer immediately prior to the completion of the IPO that governs the relationship between Pfizer and us following the IPO.
Allocation of assets and liabilities. Notwithstanding the transfer of assets and assumption of liabilities that occurred prior to the completion of the senior notes offering, the global separation agreement generally allocates assets and liabilities to us and Pfizer according to the business to which such assets or liabilities relate. In general, Pfizer conveyed, leased or licensed to us ownership of all assets that are used exclusively or held for use exclusively in Pfizer's animal health business and we have assumed all of Pfizer's historical and future liabilities to the extent relating to, arising out of or resulting from, the operation of the animal health business (whether before, on or after the consummation of the IPO), including:

•	warranty obligations created as part of the animal health business;

•	product liability claims with respect to any animal health product;

116 |

•	environmental liabilities relating to the animal health business and environmental liabilities at the real property that we acquired from Pfizer;

•	liabilities related to animal health businesses or operations that were discontinued or divested by Pfizer;

•	litigation liabilities; and

•	our debt obligations, including under the senior notes offering.
We and Pfizer agreed that our cash balance on the date of the completion of the IPO would be at least $300 million.
Indemnification. Generally, each party will indemnify, defend and hold harmless the other party and its subsidiaries (and each of their affiliates) and their respective officers, employees and agents from and against any and all losses relating to, arising out of or resulting from: (i) liabilities assumed by the indemnifying party and (ii) any breach by the indemnifying party or its subsidiaries of the global separation agreement and the other agreements described in this section (unless such agreement provides for separate indemnification). The global separation agreement also specifies procedures with respect to claims subject to indemnification.
Delayed transfers and further assurances. To the extent transfers of assets and assumptions of liabilities related to our business were not completed prior to the date of the agreement because of a necessary consent or governmental approval or because a condition precedent to any such transfer was not satisfied or any related relevant fact was not realized, the parties will cooperate to effect such transfers or assumptions for agreed upon consideration as promptly as practicable.
Each of the parties agreed to cooperate with the other party and use commercially reasonable best efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary, proper or advisable under applicable law, regulations and agreements to consummate and make effective the transactions contemplated by the global separation agreement and the other agreements described in this section.
Mutual releases. Generally, each of Pfizer and us released the other party from any and all liabilities. The liabilities released include liabilities arising under any contract or agreement, existing or arising from any acts or events occurring or failing to occur or any conditions existing before the completion of the IPO.
Insurance. Our directors and officers are covered under a directors' and officers' insurance program established by us, but otherwise we will continue to enjoy coverage under Pfizer's existing insurance program. After the date on which Pfizer and its affiliates hold 50% or less of our then outstanding common stock, pursuant to either the Distribution or any other disposition, we will arrange for our own insurance policies and will not benefit from any of Pfizer's or its affiliates' insurance policies that may provide any such coverage.
The agreement also sets forth procedures for the administration of insured claims and will allocate the right to claim coverage and control over the prosecution and defense of claims.
Covenants. We agreed to certain covenants, including covenants regarding:

•
disclosure of information about our financial controls to Pfizer for so long as Pfizer is required to consolidate our results of operations and financial position or to account for its investment in us under the equity method of accounting;

•
delivery of quarterly and annual financial information to Pfizer for so long as Pfizer is required to consolidate our results of operations and financial position or to account for its investment in us under the equity method of accounting;

•
restrictions on incurring any debt obligations without Pfizer's prior written consent, following the consummation of the IPO and through the date of the final transfer pursuant to the Distribution, if effected, or of any other disposition that results in Pfizer and its affiliates holding 50% or less of our then outstanding common stock; and

•
restrictions on issuance of our capital stock without Pfizer's prior written consent through the date of the final transfer pursuant to the Distribution, if effected, or of any other disposition that results in Pfizer and its affiliates holding 50% or less of our then outstanding common stock.

Pfizer is entitled to nominate directors for election to our board. The number of such Pfizer designees will depend on the level of beneficial ownership by Pfizer and its subsidiaries of the total voting power of all classes of our then outstanding capital stock entitled to vote generally with respect to the election of directors.
Term. The global separation agreement will continue unless terminated by us and Pfizer, although certain rights and obligations may terminate upon a reduction in Pfizer's ownership of our outstanding common stock.
Transitional services agreements
We entered into a transitional services agreement with Pfizer immediately prior to the completion of the IPO that granted us the right to continue to use certain of Pfizer's services and resources related to our corporate functions, such as business technology, facilities, finance, human resources, public affairs and procurement. We refer to these services and resources, collectively, as the “Pfizer services.”
We will pay Pfizer mutually agreed-upon fees for the Pfizer services, which will be based on Pfizer's costs of providing the Pfizer services. During the two years following the completion of the IPO, the markup for these services will be 0% and, for the remainder of the term of the agreement, Pfizer may introduce a markup of 7%. We will be able to request good faith negotiations of the applicable fees if we believe that the fees materially overcompensate Pfizer for any of the Pfizer services and Pfizer has reciprocal rights if it believes the fees materially under compensate Pfizer. Third party costs will be passed through to us at Pfizer's or its affiliates' cost. Prior to the Distribution, if effected, Pfizer will have the unilateral right to resolve disputes under the transitional services agreement.

117 |

Under the agreement we are able to use the Pfizer services for a fixed term established on a service-by service basis. However, we generally have the right to terminate a service earlier if we give notice to Pfizer. Partial reduction in the provision of any service requires Pfizer's consent. In addition, either party will be able to terminate the agreement due to a material breach of the other party, subject to limited cure periods.
In addition, we may, from time to time agree to provide to Pfizer certain limited reverse transitional services with respect to the continued use of certain assets or resources that Pfizer conveyed to us prior to the completion of the IPO. To the extent such services are provided, Pfizer will pay us a mutually agreed-upon fee for these services, which fee will be based on our costs of providing the service to Pfizer.
Tax matters agreement
Allocation of taxes. We entered into a tax matters agreement with Pfizer immediately prior to the completion of the IPO that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the agreement:

•
Pfizer will be responsible for any U.S. federal, state, local or foreign income taxes and any U.S. state or local non-income taxes (and any related interest, penalties or audit adjustments and including those taxes attributable to our business) reportable on a consolidated, combined or unitary return that includes Pfizer or any of its subsidiaries (and us and/or any of our subsidiaries) for any periods or portions thereof ending on or prior to December 31, 2012. We will be responsible for the portion of any such taxes for periods or portions thereof beginning on or after January 1, 2013, as would be applicable to us if we filed the relevant tax returns on a standalone basis.

•
We will be responsible for any U.S. federal, state, local or foreign income taxes and any U.S. state or local non-income taxes (and any related interest, penalties or audit adjustments) that are reportable on returns that include only us and/or any of our subsidiaries, for all tax periods whether before or after the completion of the IPO.

•	Pfizer will be responsible for certain specified foreign taxes directly resulting from certain aspects of the Separation.
We will not generally be entitled to receive payment from Pfizer in respect of any of our tax attributes or tax benefits or any reduction of taxes of Pfizer. Neither party's obligations under the agreement will be limited in amount or subject to any cap. The agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the agreement provides for cooperation and information sharing with respect to tax matters.
Pfizer will be primarily responsible for preparing and filing any tax return with respect to the Pfizer affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined, unitary or similar group for U.S. state or local or foreign income tax purposes or U.S. state or local non-income tax purposes that includes Pfizer or any of its subsidiaries, including those that also include us and/or any of our subsidiaries. We will generally be responsible for preparing and filing any tax returns that include only us and/or any of our subsidiaries.
The party responsible for preparing and filing a given tax return will generally have exclusive authority to control tax contests related to any such tax return. We will generally have exclusive authority to control tax contests with respect to tax returns that include only us and/or any of our subsidiaries.
Preservation of the tax-free status of certain aspects of the Separation. We and Pfizer intend the Separation, the debt-for-debt-exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer and the potential Distribution to qualify as a reorganization pursuant to which no gain or loss is recognized by Pfizer or its shareholders for federal income tax purposes under Sections 355, 368(a)(1)(D) and related provisions of the Code. In addition, we and Pfizer intend for the Separation, the debt-for-debt-exchange, the debt-for- equity exchange, the potential Distribution and certain related transactions to qualify for tax-free treatment under U.S. federal, state and local tax law and/or foreign tax law.
Pfizer has received a private letter ruling from the IRS to the effect that, among other things, the Separation, the senior notes offering, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer and the potential Distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, Pfizer has received and will receive opinions from its outside tax advisors regarding the tax-free status of these transactions and certain related transactions. In connection with the ruling and the opinions, we and Pfizer have made and will make certain representations regarding the past and future conduct of our respective businesses and certain other matters.
We have agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the Separation, the senior notes offering, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer, the potential Distribution and certain related transactions. Such covenants will generally restrict our ability to pre-pay, pay down, redeem, retire or otherwise acquire, however effected, including pursuant to the terms thereof, the 2023 notes prior to stated maturity of the 2023 notes or to take or permit to be taken any action at any time, including, without limitation, any modification to the terms of the 2023 notes that could jeopardize, directly or indirectly, the qualification, in whole or part, of any of the Pfizer-owned notes as “securities” within the meaning of Section 361(a) of the Code. However, pursuant to the tax matters agreement, we will be permitted to redeem the 2023 notes pursuant to the change of control redemption provision contained in the indenture governing the notes. We may take certain actions prohibited by these covenants only if Pfizer receives a private letter ruling from the IRS or we obtain and provide to Pfizer an opinion from a U.S. tax counsel or accountant of recognized national standing, in either case acceptable to Pfizer in its sole and absolute discretion, to the effect that such action would not jeopardize the tax-free status of these transactions. We will be barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of these transactions, for all time periods. In addition, during the time period ending two years after the date of the potential Distribution these covenants will include specific restrictions on our:

•	issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements);

118 |

•	sales of assets outside the ordinary course of business; and

•	entering into any other corporate transaction which would cause us to undergo a 40% or greater change in our stock ownership.
We will generally agree to indemnify Pfizer and its affiliates against any and all tax-related liabilities incurred by them relating to the Separation, the debt-for-debt-exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer, the potential Distribution and/or certain related transactions to the extent caused by an acquisition of our stock or assets or by any other action undertaken by us. This indemnification provision applies even if Pfizer has permitted us to take an action that would otherwise have been prohibited under the tax-related covenants described above.
Research and development collaboration and license agreement
We entered into an R&D collaboration and license agreement with Pfizer immediately prior to the completion of the IPO. Under the agreement, certain of our employees are able to review a Pfizer database to identify compounds that may be of interest to us in the animal health field, and upon identifying any such compounds, we will be able to request permission (known as “intent to access”) to conduct certain limited research activities. If Pfizer grants intent to access, the scope of permitted research activities will be specified on a case-by case basis by Pfizer and may include screening the Pfizer compound library. To conduct further research and development on the class of compounds identified during intent to access, we must request permission (known as “approval in principle”) from a joint steering committee described below and any approval will be subject to any restrictions specified by the joint steering committee. Certain compounds that we began researching prior to the completion of the IPO were granted approval in principle as of the completion of the IPO.
Upon granting approval in principle, Pfizer will grant us an option to enter into a license agreement, which will be exercisable no later than five years after the approval in principle is granted. Prior to exercising the option, our license from Pfizer under the agreement will be non-exclusive, except with respect to patents and know-how that we develop, for which our license will be exclusive (except as to Pfizer and its affiliates). Accordingly, in the case of non-exclusive licenses, Pfizer could itself, or could enable a third party to, conduct research on compounds that are the same or similar to those that we are researching. If we exercise the option and enter into the license agreement for a particular compound, our license to research, develop and commercialize products with such compounds for the animal health field will be exclusive, subject to any restrictions imposed by Pfizer and the joint steering committee. Except for certain compounds we began researching prior to the completion of the IPO, pursuant to any such license agreement, we will pay Pfizer an upfront payment, a milestone payment upon obtaining regulatory approval in a major market country and royalties on net sales. Our obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of: (i) the expiration of the related patents and data exclusivity or (ii) ten years after the first commercial sale of such product.
During the term of the agreement, we are required to reimburse Pfizer's and its affiliates' costs in connection with the agreement. Certain of such costs will be paid in the form of an annual access fee and others will be invoiced on a quarterly basis. The joint steering committee will be comprised of an equal number of representatives from each party and will act by consensus. If consensus cannot be reached, the matter will be referred to each party's alliance manager to propose potential solutions. If the alliance managers fail to propose such a solution, the matter will be referred to senior executives of each party. If the senior executives do not resolve the matter, Pfizer will have final decision making authority.
Pfizer will own all intellectual property invented or generated under the agreement (subject to any third party rights) and will have sole discretion regarding filing, prosecuting and maintaining such intellectual property, subject to our rights, in certain instances, to request that Pfizer file or continue to maintain patents at our cost. Pfizer will have sole discretion regarding enforcement of any intellectual property licensed to us under the agreement.
We will have confidentiality and other obligations related to the security of intellectual property and other confidential information and materials. If Pfizer reasonably believes that we violated these provisions, Pfizer will be able to deny our access to such intellectual property and other confidential information and materials.
The term of the agreement is seven years, subject to extension by mutual agreement. The agreement will terminate with respect to particular compounds if intent to access or approval in principle is denied or we fail to exercise our license option. Pfizer will also be able to terminate our rights under the agreement or any related license agreement (as applicable) with respect to any compound for which approval in principle has been granted (including compounds for which we have exercised the option and entered into a license agreement) if Pfizer pays us an agreed upon amount which is intended to reflect the fair market value of the compound under our license. This right will expire on a compound-by-compound basis when we submit a regulatory approval application for each compound in a major market country and will not apply to compounds for which approval in principle was granted prior to the completion of the IPO.
In the event of either party's uncured material breach, the other party will be able to terminate the agreement. If the material breach concerns any security measures or confidentiality or use restrictions and such breach is the result of bad faith, gross negligence or willful misconduct, such breach will be deemed to not be curable and, in addition to the agreement terminating, Pfizer will be able to terminate any license agreements that we have entered into after exercising our option (except to the extent any license agreement relates to a commercial product).
The agreement will terminate automatically if we enter into an agreement resulting in our change of control, we assign or another party assumes this agreement without Pfizer's consent or we are otherwise acquired by a third party, or if either party becomes insolvent or certain other events related to our bankruptcy or indebtedness occur. If we acquire a certain interest in, or assets of, a human health company, Pfizer will be able to terminate the agreement, and if Pfizer acquires or is acquired by an animal health business of a certain size, either party will be able to terminate the agreement. Following expiration and termination for specific reasons, we will be granted a non-exclusive license to any intellectual property that we developed under the agreement to conduct research in the animal health field, subject to certain exclusions (which exclusions will include the compounds that we researched and developed under the agreement and other compounds designated by Pfizer on a case-by-case basis). Except as set forth above, license agreements entered into pursuant to the R&D collaboration and license agreement will not terminate if the R&D collaboration and license agreement terminates.

119 |

Employee matters agreement
We entered into an employee matters agreement with Pfizer immediately prior to the completion of the IPO. The employee matters agreement governs Pfizer's, our and the parties' respective subsidiaries' and affiliates' rights, responsibilities and obligations post-IPO with respect to the following matters in connection with the animal health business:

•	employees and former employees (and their respective dependents and beneficiaries) who are or were associated with Pfizer, us or the parties' respective subsidiaries or affiliates;

•	the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans; and

•	other human resources, employment and employee benefits matters.
Employment. We offered employment to employees who are providing services to our business and who did not otherwise transfer to our entities by operation of law. To the extent that severance obligations were triggered by such transfers, Pfizer administered the severance pay obligations in accordance with the terms and conditions of the applicable Pfizer severance pay plan or policy. Our employees who were providing services to our business and are on long-term disability on the applicable employee transfer date will remain employees of Pfizer to the extent permissible under applicable law, collective bargaining agreements, trade union agreements or work council agreements.
Benefit plans generally. Prior to the completion of the IPO, except to the extent provided in respect of certain jurisdictions, we became a participating employer in the Pfizer benefit plans (including legacy King Pharmaceuticals, Inc. benefit plans where applicable). We will cease to be a participating employer in the Pfizer plans and will adopt our own benefit plans on a date following the completion of the IPO, which will be determined by the parties, which we refer to as the “Plan Transition Date,” and which may vary by benefit plan and by country. An appropriate allocation of our costs incurred under Pfizer benefit plans prior to the Plan Transition Date shall be charged back to Zoetis. Pfizer will retain the right to amend or terminate the plans for our employees.
Credited service. We anticipate causing our employee benefit plans to credit service with Pfizer prior to the Plan Transition Date for all purposes, except as otherwise specified in the employee matters agreement.
Defined benefit and retiree medical plans. Our employees ceased to participate in the Pfizer U.S. qualified defined benefit pension plan and the U.S. retiree medical plan effective December 31, 2012, and liabilities allocable to our employees under such plans were retained by Pfizer. Our employees under the U.S. qualified defined benefit pension plan became 100% vested in their accrued benefits as of December 31, 2012. Pfizer will continue crediting certain employees' service with us generally through December 31, 2017 (or termination of employment from us, if earlier) for certain early retirement benefits with respect to the defined benefit pension plan, and for plan eligibility with respect to the retiree medical plan. Outside of the U.S., Pfizer intends to transfer to us its defined benefit plan pension assets and liabilities associated with the employees transferring to us in certain countries as described in the applicable local separation agreements. In certain countries, it is anticipated that liabilities with respect to past service with Pfizer will be retained by Pfizer.
Nonqualified defined benefit pension plans. We ceased to be a participating employer in the Pfizer U.S. nonqualified defined benefit pension plans on December 31, 2012 and Pfizer will continue crediting certain employees' service with us through December 31, 2017 (or termination of employment from us if earlier) for certain early retirement benefits. Our employees under the U.S. nonqualified defined benefit pension plan became 100% vested in their accrued benefits as of December 31, 2012. It is anticipated that Pfizer will retain the liabilities allocable to our employees under the U.S. nonqualified pension plans.
Defined contribution plans. The employee matters agreement provides for the transfer from the U.S. Pfizer qualified defined contribution plan to a U.S. Zoetis qualified defined contribution plan on the Plan Transition Date, with assets and liabilities allocable to the participants who transferred to us. Our employees under the Pfizer qualified defined contribution benefit plan will be 100% vested in their account balances as of the Plan Transition Date. Outside of the U.S., we generally intend that Pfizer will transfer to our defined contribution plans assets and liabilities allocable to the employees transferring to us in the certain countries as described in any applicable local separation agreement.
Deferred compensation plans. With respect to the supplemental savings plan in the U.S., we intend that Pfizer will transfer liabilities allocable to the employees who transferred to us as described in the employee matters agreement. Liabilities allocable to our employees under other Pfizer nonqualified plans will be retained by Pfizer.
Health and welfare plans. We generally expect to establish or continue (or assume the obligation of contributing to) health and welfare plans or arrangements in every country where we have employees. We anticipate that health and welfare liabilities allocable to our employees prior to the Plan Transition Date will be retained by Pfizer and the allocated cost for these plans will be charged to us.
Master manufacturing and supply agreements
We have entered into two master manufacturing and supply agreements with Pfizer. Under one of these agreements, Pfizer will manufacture and supply us with animal health products, which we refer to as the “Pfizer-supplied products.” Under this agreement, our manufacturing and supply chain leadership will have oversight responsibility over product quality and other key aspects of the manufacturing process with respect to the Pfizer-supplied products. For a list of the Pfizer sites that will manufacture and supply us with the Pfizer-supplied products pursuant to this agreement and a list of manufacturing sites that were transferred to us as part of the Separation, see See Item 1. Business—Manufacturing and supply chain. Under the other agreement, we will manufacture and supply Pfizer with human health products, which we refer to as the “Zoetis-supplied products.” Only our Kalamazoo manufacturing site will manufacture Zoetis-supplied products. Following the termination of the lease agreements related to our Guarulhos manufacturing site and subject to the receipt of various regulatory approvals in Brazil, we expect that the Guarulhos site may also manufacture Zoetis-supplied products pursuant to this agreement. See "—Brazil lease agreements." We do not expect that any of our other sites will manufacture products for Pfizer.

120 |

Under the agreement related to the Pfizer-supplied products, our supply price is Pfizer's costs plus a percentage markup. Subject to limited exceptions, during the two years following the completion of the IPO, the markup will be 0% and, for the remainder of the term of the agreement, the markup will be 15%. The cost of each Pfizer-supplied product is subject to annual review, and there is a year-end true-up mechanism with respect to differences between budgeted and actual amounts. The agreement related to the Zoetis-supplied products contains reciprocal payment provisions pursuant to which Pfizer will make payments related to the Zoetis supplied products.
These agreements will expire five years following the completion of the IPO, with limited exceptions. In addition, these agreements require that Pfizer or us, as the case may be, use commercially reasonable efforts to develop the capabilities and facilities to manufacture the applicable products on its own behalf or to establish alternative sources of supply reasonably prior to expiration of the applicable agreement. The party purchasing products under the agreement may terminate the agreement with respect to any manufacturing site upon at least six months' prior notice. Also, either party may terminate for customary reasons, including for material breach of the other party (subject to a 90-day cure period) or for a force majeure event affecting the other party that continues for at least 30 days.
Environmental matters agreement
We entered into an environmental matters agreement with Pfizer immediately prior to the completion of the IPO. The agreement sets forth standards for each party's performance of remedial actions for liabilities allocated to each party under the global separation agreement, addresses our substitution for Pfizer with respect to animal health assets and remedial actions allocated to us (including substitution related to, for example, permits, financial assurances and consent orders), allows our conditional use of Pfizer's consultants and contractors to assist in the conduct of remedial actions and address the exchange of related information between the parties.
The agreement will also set forth standards of conduct for remedial activities at the co-located facilities: Guarulhos, Brazil; Catania, Italy; Hsinchu, Taiwan; and Kalamazoo, Michigan in the U.S. In addition, the agreement will set forth site-specific terms to govern conduct at several of these co-located facilities. The agreement lasts perpetually; however, the agreement will terminate automatically if the global separation agreement terminates.
Screening services agreement
We entered into an agreement with Pfizer immediately prior to the completion of the IPO, pursuant to which we provide certain high throughput screening services to Pfizer's R&D organization. Pfizer will pay us agreed-upon fees for these services.
Intellectual property license agreements
Immediately prior the completion of the IPO, we entered into a patent and know-how license agreements with Pfizer, pursuant to which: (i) Pfizer and certain of its affiliates have licensed to us and certain of our affiliates the right to use certain intellectual property rights in the animal health field; and (ii) we have licensed to Pfizer and certain of its affiliates certain rights to intellectual property in all fields outside of the animal health field.
Patent and know-how license agreement (Pfizer as licensor). Immediately prior to the completion of the IPO, we entered into a patent and know-how license agreement with Pfizer. Pursuant to the agreement, Pfizer granted us a royalty-free, fully paid-up, sublicensable (subject to certain restrictions), worldwide, exclusive license to certain patents and know-how to research, develop and commercialize certain commercial, development-stage, and early stage products in the field of animal health. We do not have rights to use most of these patents and know-how with any compounds other than those for which we are expressly licensed.
Pfizer also granted us a royalty-free, fully paid-up, sublicensable (subject to certain restrictions) non-exclusive, worldwide license to certain other Pfizer patents and know-how to research, develop and commercialize certain other products in the animal health field. Under the agreement, we also have been granted a royalty-free, fully paid-up, sublicensable (subject to certain restrictions) non-exclusive, worldwide license for the animal health field to certain know-how that is not compound-related or product-related.
Pfizer also granted us a sublicense of certain third party intellectual property for use in the animal health field, the terms of which are royalty-free and fully paid-up as between us and Pfizer, but otherwise vary based on each third party agreement. With respect to certain of such third party intellectual property, Pfizer will have a right of first negotiation with us for an exclusive license to improvements to such third party intellectual property and related patents that we own.
Pfizer controls filing, prosecuting and maintaining patents licensed to us, except that at our cost we are able to file patent applications covering certain know-how licensed to us and certain know-how invented by us. We will grant Pfizer a royalty-free, fully paid-up, sublicensable, exclusive license for the human health field to any such patent applications and patents that issue from these patent applications that we own. We will be required to pay certain costs associated with filing and maintaining the patents exclusively licensed to us, or our license will convert to a non-exclusive license.
Pfizer will have the right to forego, and cease paying for, prosecution and maintenance of the licensed patents and it may delegate responsibility to prosecute and maintain exclusively licensed patents to us or assign such patents to us. If Pfizer assigns such patents to us, we will grant Pfizer a royalty-free license to the assigned patents in all fields of use, but this license will exclude (and we will retain) all rights that Pfizer exclusively licensed to us under the agreement before assigning the patents to us.
Pfizer will have the right to enforce against third party infringements all patents licensed to us and patents that it may later assign to us if the infringement is within the scope of Pfizer's license to such assigned patents, unless Pfizer does not pay for certain prosecution and maintenance costs and the patents are exclusively licensed or assigned to us, in which case, we will have rights to enforce such patents against third party infringements within the scope of our exclusive rights. We also will have the right to enforce new patents that we file and own.
The agreement expires, with respect to licensed patents, upon expiration of the last to expire patent right that Pfizer owns, with respect to third party intellectual property, upon expiration or termination of the agreement pursuant to which such third party intellectual property is licensed to Pfizer and with respect to know-how that Pfizer owns, upon the thirtieth anniversary of the agreement. Upon expiration of the agreement in its

121 |

entirety, our licenses to know-how owned by Pfizer convert to fully paid-up, perpetual licenses. We will be able to terminate the agreement in whole or in part upon prior written notice to Pfizer. In the event of either party's uncured material breach, the other party will be able to terminate the agreement. The agreement also provides that insolvency of either party and the occurrence of certain other events related to each party's bankruptcy or indebtedness will also result in automatic termination. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or in limited instances, subject to Pfizer's right to terminate such license at will. Pfizer also has the ability to terminate any third party agreements under which it is sublicensing rights to us.
Patent and know-how license agreement (Zoetis as licensor). Immediately prior to the completion of the IPO, we entered into a patent and know-how license agreement with Pfizer. Pursuant to the agreement, we granted Pfizer a royalty-free, fully paid-up, sublicensable (subject to certain restrictions), exclusive license to all patents and know-how that we own or have been licensed from third parties as of the IPO (excluding any patents and know-how licensed from third parties to which our rights are limited to animal health) for Pfizer to research, develop, and commercialize any products throughout the world in all fields except the animal health field. Under the agreement, we also granted Pfizer a royalty-free, fully paid-up, perpetual, sublicensable (subject to certain restrictions), non-exclusive license to certain patents filed within a certain period of time following the IPO that cover know-how that we own. Pfizer will be permitted to use such patents in connection with its research, development, and commercialization of products outside the animal health field.
Upon notice from Pfizer, we will be required to file patent applications covering know-how licensed to Pfizer or continue to prosecute and maintain patents that have already been filed. In each case, Pfizer reimburses us for related costs, which vary depending on whether patents are filed at the time of Pfizer's notice. We will have the sole right to enforce patents that are licensed to Pfizer under this agreement in the animal health field. Pfizer will have rights to enforce the licensed patents in all other fields (including the human health field) only if it reimburses us for certain costs related to prosecution and maintenance of such patents. If Pfizer decides that it will not reimburse us for such costs, we will have the right to enforce in such fields.
The agreement expires, with respect to licensed patents that we own, upon the expiration of the last to expire patent right, with respect to third party intellectual property, upon the expiration or termination of the agreement pursuant to which such third party intellectual property is licensed to us and with respect to know-how that we own, upon the thirtieth anniversary of the agreement. Upon expiration of the agreement in its entirety, Pfizer's licenses to any know-how owned by us will convert to fully paid-up, perpetual licenses. Pfizer is able to terminate the agreement in whole or in part upon prior notice to us. In the event of either party's uncured material breach, the other party is be able to terminate the agreement. The agreement also provides that the insolvency of either party and the occurrence of certain other events related to bankruptcy or indebtedness will also result in automatic termination. Upon termination of the agreement, all licenses terminate.
Trademark and copyright license agreements. Immediately prior to the completion of the IPO, we entered into a trademark and copyright license agreement with Pfizer, pursuant to which Pfizer granted us rights with respect to certain trademarks and copyrighted works. Specifically, Pfizer granted us an exclusive, worldwide, royalty-free, perpetual and fully paid-up license to use certain scheduled trademarks in the same manner that we used such trademarks as a business unit of Pfizer and in connection with any modifications or line extensions of products with which such trademarks were used as a business unit of Pfizer. We are able to sublicense such trademarks to third parties with Pfizer's prior written consent, which Pfizer cannot unreasonably withhold, but such consent is not be required for sublicenses granted to our customers and distributors in the ordinary course of business. We do not have the right to register domain names that incorporate the trademarks or use the trademarks in the address of any social media or use the trademarks in any trade name, corporate name or “doing business as” name.
Pfizer also granted us a non-exclusive, worldwide, royalty-free, perpetual and fully paid-up license to use, copy and distribute to ourselves and our affiliates copyrights in certain policies and guidelines, and any related derivative works, that are necessary for us to continue to conduct certain aspects of our business in the same manner as they were conducted when we were a business unit of Pfizer.
The agreement will terminate on a trademark-by-trademark or copyrighted work-by-copyrighted work basis upon our written notice to Pfizer that we have ceased bona fide commercial use of such trademark or copyrighted work and it will terminate as to one of our affiliates if such affiliates ceases being an affiliate of us. We granted a similar license to Pfizer to use the Aureomycin trademark and variants thereof in connection with Pfizer's human health business.
Registration rights agreement
We entered into a registration rights agreement with Pfizer immediately prior to the completion of the IPO, pursuant to which we agreed that, upon the request of Pfizer, we will use our reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of our common stock retained by Pfizer following the IPO.
Demand registration. Pfizer will be able to request registration under the Securities Act of all or any portion of our shares covered by the agreement and we will be obligated, subject to limited exceptions, to register such shares as requested by Pfizer. Pfizer will be able to request that we complete two demand registrations and four underwritten offerings in a twelve month period subject to limitations on minimum offering size. Pfizer will be able to designate the terms of each offering effected pursuant to a demand registration, which may take any form, including a shelf registration.
Piggy-back registration. If we at any time intend to file on our behalf or on behalf of any of our other security holders a registration statement in connection with a public offering of any of our securities on a form and in a manner that would permit the registration for offer and sale of our common stock held by Pfizer, Pfizer will have the right to include its shares of our common stock in that offering.
Registration expenses. We will be generally responsible for all registration expenses in connection with the performance of our obligations under the registration rights provisions in the registration rights agreement. Pfizer is responsible for its own internal fees and expenses, any applicable underwriting discounts or commissions and any stock transfer taxes.

122 |

Indemnification. Generally, the agreement contains indemnification and contribution provisions by us for the benefit of Pfizer and, in limited situations, by Pfizer for the benefit of us with respect to the information provided by Pfizer included in any registration statement, prospectus or related document.
Transfer. If Pfizer transfers shares covered by the agreement, it will be able to transfer the benefits of the registration rights agreement to transferees of 5% of the shares of our common stock outstanding immediately following the completion of the IPO, provided that each transferee agrees to be bound by the terms of the registration rights agreement.
Term. The registration rights remains in effect with respect to any shares covered by the agreement until:

•	such shares have been sold pursuant to an effective registration statement under the Securities Act;

•	such shares have been sold to the public pursuant to Rule 144 under the Securities Act;

•	such shares may be sold to the public pursuant to Rule 144 under the Securities Act without being subject to the volume restrictions in such rule; or

•	such shares have been sold in a transaction in which the transferee is not entitled to the benefits of the registration rights agreement.
Brazil lease agreements
In September 2012, Pfizer's subsidiary, Laboratórios Pfizer Ltda. (“Laboratórios”), as lessee, and our subsidiary, PAH Brasil Participações Ltda., (“PAH Brasil”), as lessor, entered into: (i) the Private Instrument of Non Residential Lease Agreement and Others, which establishes and regulates the use of the real property at our Guarulhos, Brazil facility (the “Real Property Lease”) and (ii) the Private Instrument of Lease Agreement Movable Assets and Others, which establishes the terms of the use of the fixed assets at the same site (the “Fixed Asset Lease” and, together with the Real Property Lease, the “Brazil Leases”). As a result of a merger of PAH Brasil into Fort Dodge Saúde Animal Ltda. (“Fort Dodge Brazil”) with Fort Dodge Brazil surviving, the Brazil Leases were assigned to Fort Dodge Brazil.
Rent, rent adjustment and penalty. The monthly rent under the Brazil Leases corresponds to the amount of depreciation of the fixed assets and real property covered by the leases. During the first month that the leases were in effect, the rent under the Fixed Asset Lease was R$752,459 (approximately $0.4 million) and the rent under the Real Property Lease was R$479,977 (approximately $0.2 million). In subsequent periods, the parties will adjust these amounts to reflect the anticipated monthly depreciation amount and previously paid amounts may be adjusted if the amounts paid differ from actual depreciation. Late payments under Brazil Leases are subject to an adjustment plus a penalty equal to 2% and interest on arrears of 1% per month. A breach of either of the Brazil Leases that is not cured within 30 days from receipt of notice thereof is subject to a penalty equal to three monthly rent payments under the applicable lease. In addition to the rent, Laboratórios will pay expenses related to water consumption, sewerage and electricity as well as all taxes levied on the property.
Covenants and obligations. Laboratórios is required to maintain the fixed assets and real property in the same condition as they were received, except for normal wear and tear and any improvements thereon, and is responsible for the repair of any damage. Improvements on the existing fixed assets and investments in new fixed assets are permitted under the Fixed Asset Lease, provided Fort Dodge Brazil is given notice thereof and consents to Laboratórios' proposal. Costs for such improvements are paid or reimbursed by Fort Dodge Brazil unless the fixed asset is used solely to manufacture human health products, in which case the cost shall be the responsibility of Laboratórios and, in the event a new asset is purchased, exclusive ownership shall be retained by Laboratórios. The Real Property Lease also permits improvements on the property to be implemented by Laboratórios as long as Fort Dodge Brazil provides its written consent. Laboratórios is entitled to reimbursement for any related costs as long as Fort Dodge Brazil consented to the implementation of the improvements.
Term and termination. The Brazil Leases will last for a period of five years commencing in September 2012. The Real Property Lease provides for automatic renewals for successive periods of one year at Laboratórios's discretion, unless notice of non-renewal is provided by Laboratórios. The Fixed Asset Lease can be extended for additional terms of five years by executing an amendment to such lease.
The Brazil Leases terminate at any time if agreed upon by the parties. The Brazil Leases also terminate upon satisfaction of certain regulatory conditions that will permit the animal health manufacturing operations of Laboratórios to be transferred to Fort Dodge Brazil and the human pharmaceutical manufacturing operations to be transferred to another facility or party. The Fixed Asset Lease automatically terminates upon the termination of the Real Property Lease or the master manufacturing and supply agreement that provides for Zoetis-supplied products. The Real Property Lease automatically terminates upon the termination of the Fixed Asset Lease or the expropriation of the property and cannot be terminated by Fort Dodge Brazil prior to termination of the master manufacturing and supply agreement that provides for Zoetis-supplied products. In the event the property is partially or completely destroyed, Laboratórios has the option to terminate the Real Property Lease.
Mumbai, India interim lease agreement
We entered into an interim lease agreement with respect to our R&D facility in Mumbai, India. We will pay Pfizer a mutually agreed-upon rent for the facility and we anticipate the lease would expire upon the completion of the transfer of the Mumbai, India facility from Pfizer.
Local market distribution agreements
In many markets throughout the world, the regulatory process of transferring marketing authorizations and product registrations for animal health products to Zoetis legal entities will not be completed for several months following the completion of the IPO. In many of those markets, we have or will enter into distribution agreements with Pfizer legal entities to enable continued sales of the impacted products in such markets until the regulatory process is completed.
Policy concerning related person transactions
Our Board of Directors has adopted a written policy, which we refer to as the “related person transaction approval policy,” for the review of any transaction, arrangement or relationship in which we are a participant, if the amount involved exceeds $120,000 and one of our executive

123 |

officers, directors, director nominees or beneficial holders of more than 5% of our total equity (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest. This policy was not in effect when we entered into the transactions described above.
Each of the agreements between us and Pfizer and its subsidiaries that have been entered into prior to the completion of the IPO, and any transactions contemplated thereby, have been deemed to be approved and not subject to the terms of such policy. If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to the chair of our Audit Committee for so long as the controlled company exception applies and the Corporate Governance Committee thereafter (for purposes of this section only, we refer to each of these committees as the “Committee”). The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Committee. In approving or rejecting such proposed transactions, the Committee is required to consider relevant facts and circumstances. The Committee will approve only those transactions that, in light of known circumstances, are deemed to be in our best interests. In the event that any member of the Committee is not a disinterested person with respect to the related person transaction under review, that member will be excluded from the review and approval or rejection of such related person transaction; provided, however, that such Committee member may be counted in determining the presence of a quorum at the meeting of the Committee at which such transaction is considered. If we become aware of an existing related person transaction which has not been approved under the policy, the matter will be referred to the Committee. The Committee will evaluate all options available, including ratification, revision or termination of such transaction. In the event that management determines that it is impractical or undesirable to wait until a meeting of the Committee to consummate a related person transaction, the chair of the Committee may approve such transaction in accordance with the related person transaction approval policy. Any such approval must be reported to the Committee at its next regularly scheduled meeting.
A copy of our related person transaction approval policy is available on our website.
Director Independence
Three of our directors (Michael B. McCallister, Gregory Norden and William C. Steere, Jr.) are independent under the applicable rules of the NYSE and the Exchange Act. See Directors and Executive Officers of the Registrant.
Item 14. Principal Accounting Fees and Services
The following table presents aggregate fees for professional audit services rendered by KPMG LLP (KPMG) for the years ended December 31, 2012 and 2011 for the audits of our financial statements, and fees for other services rendered by KPMG during those periods.

	2012	2011
Audit fees(1)	$6,393,500	$7,100,000
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$6,393,500	$7,100,000

(1)	Audit fees were principally for audit work performed on the combined financial statements, as well as statutory audits.

(2)	There were no audit-related fees incurred in 2012 and 2011.

(3)	There were no tax fees incurred in 2012 and 2011.

(4)	KPMG LLP did not provide any “other services” during the period.
Pfizer's Policy on Pfizer Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
During 2012 and 2011, we were a subsidiary of Pfizer Inc.  Pursuant to the policy of the Pfizer Audit Committee and consistent with requirements of the SEC and the Public Accounting Oversight Board regarding auditor independence, the Pfizer Audit Committee has responsibility for appointing, setting the compensation of and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Pfizer Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.
Prior to engagement of the independent registered public accounting firm for the next year's audit, management submits for Pfizer Audit Committee approval a list of services and related fees expected to be rendered during that year within each of four categories of services:

1.
Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2.
Audit-related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.
Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm's tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development; supporting other tax-related regulatory requirements; and tax compliance and reporting.

124 |

4.
All other services are those services not captured in the audit, audit-related or tax categories. The company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the Pfizer Audit Committee pre-approves independent registered public accounting firm services within each category and the fees for each category are budgeted. The Pfizer Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Pfizer Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.
The company has been advised that all of the services relating to the fees set forth in the table were pre-approved in accordance with the Pfizer Audit Committee policy. We expect the Zoetis Audit Committee to adopt a similar policy for our 2013 services.

125 |

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following entire exhibits are included:

A.	(1) The financial statements and notes to financial statements are filed as part of this report in Item 8. Financial Statements and Supplementary Data.
(2)    The financial statement schedule is listed in the Index to Financial Statements on page 57.
(3)    The exhibits are listed in the Index to Exhibits.

126 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoetis Inc.

By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director
We, the undersigned directors and officers of Zoetis Inc., hereby severally constitute Juan Ramón Alaix and Heidi Chen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ JUAN RAMÓN ALAIX	Chief Executive Officer and Director	March 28, 2013
Juan Ramón Alaix	(Principal Executive Officer)

/S/ RICHARD A. PASSOV	Executive Vice President and	March 28, 2013
Richard A. Passov	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ FRANK A. D'AMELIO	Chairman and Director	March 28, 2013
Frank A. D’Amelio

/S/ GENO J. GERMANO	Director	March 28, 2013
Geno J. Germano

/S/ DOUGLAS E. GIORDANO	Director	March 28, 2013
Douglas E. Giordano

/S/ CHARLES H. HILL	Director	March 28, 2013
Charles H. Hill

/S/ MICHAEL B. MCCALLISTER	Director	March 28, 2013
Michael B. McCallister

/s/ GREGORY NORDEN	Director	March 28, 2013
Gregory Norden

/S/ AMY W. SCHULMAN	Director	March 28, 2013
Amy W. Schulman

/S/ WILLIAM C. STEERE, JR.	Director	March 28, 2013
William C. Steere, Jr.

127 |

The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant †
3.2	Amended and Restated By-laws of the Registrant †
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
4.2
Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))

4.3
First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))

4.4	Form of 1.150% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
4.5	Form of 1.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.5 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
4.6	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
4.7	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.7 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.2	Transitional Services Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.3	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.4	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.5	Employee Matters Agreement (incorporated by reference to Exhibit 10.5 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
10.6	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
10.7
Pfizer Inc. Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments (incorporated by reference to Exhibit 10.7 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*

10.8	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.9	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.10	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.11
Private Instrument of Non Residential Lease Agreement and Others, dated September 28, 2012, by and between PAH Brasil Participações Ltda. and Laboratórios Pfizer Ltda. (incorporated by reference to Exhibit 10.11 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))

10.12
Private Instrument of Lease Agreement Movable Assets and Others, dated September 28, 2012, by and between PAH Brasil Participações Ltda. and Laboratórios Pfizer Ltda. (incorporated by reference to Exhibit 10.12 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))

10.13	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.14
Master Manufacturing and Supply Agreement, dated October 1, 2012, by and between Pfizer Inc. and Zoetis Inc. (Pfizer as manufacturer) (incorporated by reference to Exhibit 10.14 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))

10.15	Registration Rights Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. †
10.16	Zoetis Inc. 2013 Equity and Incentive Plan *†

128 |

Exhibit Number	Description
10.17	Sale of Business Plan *†
10.18
Revolving Credit Agreement, dated as of December 21, 2012, among Zoetis Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))

10.19	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
10.20
Registration Rights Agreement, dated as of January 28, 2013, by and among Zoetis Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.20 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))

10.21	Form of Restricted Stock Unit Award agreement *†
10.22	Form of Stock Option Award agreement *†
10.23	Form of Non-Employee Director Deferred Stock Unit Award agreement *†
10.24	Form of Cash Award agreement *†
21.1	Subsidiaries of the Registrant †
23.1	Consent of KPMG LLP †
24.1	Power of Attorney (included as part of signature page) †
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

†	Filed herewith
*	Management contracts or compensatory plans or arrangements

129 |