Form 10-Q
period 2013-03-31
Zoetis Inc.
filed 2013-05-15
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission File Number: 001-35797

Zoetis Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-0696167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Giralda Farms, Madison, New Jersey	07940
(Address of principal executive offices)	(Zip Code)

(973) 660-7491
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At May 10, 2013, there were 99,015,000 shares of Class A common stock and 400,985,000 shares of Class B common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2013	2012
Revenues	$1,090	$1,047
Costs and expenses:
Cost of sales(a)	402	393
Selling, general and administrative expenses(a)	357	338
Research and development expenses(a)	90	102
Amortization of intangible assets(a)	15	16
Restructuring charges and certain acquisition-related costs	7	25
Interest expense	22	8
Other (income)/deductions—net	5	(6)
Income before provision for taxes on income	192	171
Provision for taxes on income	52	59
Net income before allocation to noncontrolling interests	140	112
Less: Net income attributable to noncontrolling interests	—	1
Net income attributable to Zoetis Inc.	$140	$111
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.28	$0.22
Diluted	$0.28	$0.22
Weighted-average common shares outstanding:
Basic	500.000	500.000
Diluted	500.111	500.000
Dividends declared per common share	$0.065	$—

(a)
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate, in the condensed consolidated and combined statements of income.

See notes to condensed consolidated and combined financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Net income before allocation to noncontrolling interests	$140	$112
Other comprehensive income, net of taxes and reclassification adjustments(a):
Foreign currency translation adjustments, net	16	34
Benefit plans: Actuarial losses, net	(2)	—
Total other comprehensive income, net of tax	14	34
Comprehensive income before allocation to noncontrolling interests	154	146
Less: Comprehensive income attributable to noncontrolling interests	—	1
Comprehensive income attributable to Zoetis Inc.	$154	$145

(a)
Presented net of reclassification adjustments and tax impacts, which are not significant in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated and combined statements of income.

See notes to condensed consolidated and combined financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	March 31,	December 31,
	2013(a)	2012(a)
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$468	$317
Accounts receivable, less allowance for doubtful accounts of $36 in 2013 and $49 in 2012	861	900
Receivable from Pfizer Inc.	222	—
Inventories	1,120	1,345
Current deferred tax assets	83	101
Other current assets	188	201
Total current assets	2,942	2,864
Property, plant and equipment, less accumulated depreciation of $929 in 2013 and $1,011 in 2012	1,237	1,241
Goodwill	985	985
Identifiable intangible assets, less accumulated amortization	855	868
Noncurrent deferred tax assets	63	216
Other noncurrent assets	60	88
Total assets	$6,142	$6,262

Liabilities and Equity
Short-term borrowings, including current portion of allocated long-term debt in 2012	$6	$73
Accounts payable	275	319
Payable to Pfizer Inc.	383	—
Accrued compensation and related items	132	194
Income taxes payable	49	30
Dividends payable	33	—
Other current liabilities	409	507
Total current liabilities	1,287	1,123
Long-term debt	3,640	—
Allocated long-term debt	—	509
Noncurrent deferred tax liabilities	337	323
Other taxes payable	33	159
Other noncurrent liabilities	121	107
Total liabilities	5,418	2,221
Commitments and Contingencies
Business unit equity	—	4,183
Stockholders' equity:
Class A common stock, $0.01 par value: 5,000 authorized, 99.015 issued and outstanding	1	—
Class B common stock, $0.01 par value: 1,000 authorized, 400.985 issued and outstanding	4	—
Additional paid-in capital	812	—
Retained earnings	13	—
Accumulated other comprehensive loss	(121)	(157)
Total Zoetis Inc. equity	709	4,026
Equity attributable to noncontrolling interests	15	15
Total equity	724	4,041
Total liabilities and equity	$6,142	$6,262
(a) The condensed consolidated balance sheet as of March 31, 2013 has been prepared under a different basis of presentation than the condensed combined balance sheet as of December 31, 2012, which significantly impacts comparability. See Note 3. Basis of Presentation.

See notes to condensed consolidated and combined financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
						Accumulated	Equity
	Business	Common	Common	Additional		Other	Attributable to
	Unit	Stock	Stock	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Equity(a)	Class A(b)	Class B(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2011	$3,785	$—	$—	$—	$—	$(65)	$16	$3,736
Three months ended April 1, 2012
Comprehensive income	111	—	—	—	—	34	1	146
Share-based compensation expense	6	—	—	—		—	—	6
Dividends declared and paid	(52)	—	—	—	—	—	—	(52)
Net transfers between Pfizer Inc. and
noncontrolling interests	1	—	—	—	—	—	(1)	—
Net transfers—Pfizer Inc.	114	—	—	—	—	—	—	114
Balance, April 1, 2012	$3,965	$—	$—	$—	$—	$(31)	$16	$3,950

Balance, December 31, 2012	$4,183	$—	$—	$—	$—	$(157)	$15	$4,041
Three months ended March 31, 2013
Comprehensive income	94	—	—	—	46	14	—	154
Share-based compensation expense	3	—	—	8	—	—	—	11
Net transfers—Pfizer Inc.	(376)	—	—	—	—	—	—	(376)
Separation adjustments(c)	414	—	—	—	—	22	—	436
Reclassification of net liability due to
Pfizer Inc.(d)	(60)	—	—	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in
connection with the Separation(e)	—	—	—	(3,449)	—	—	—	(3,449)
Issuance of common stock to Pfizer Inc.
in connection with the Separation and
reclassification of Business Unit Equity(e)	(4,258)	1	4	4,253	—	—	—	—
Dividends declared	—	—	—	—	(33)	—	—	(33)
Balance, March 31, 2013	$—	$1	$4	$812	$13	$(121)	$15	$724

(a)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: The Separation.

(b)	As of March 31, 2013, there were 99,015,000 outstanding shares of Class A common stock and 400,985,000 outstanding shares of Class B common stock.

(c)	For additional information, see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.

(d)
Represents the reclassification of the Receivable from Pfizer Inc. and the Payable to Pfizer Inc. from Business Unit Equity as of the Separation date. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: The Separation.

(e)	Reflects the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: The Separation.

See notes to condensed consolidated and combined financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Operating Activities
Net income before allocation to noncontrolling interests	$140	$112
Adjustments to reconcile net income before noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization expense	51	48
Share-based compensation expense	11	6
Asset write-offs and asset impairments	3	1
Deferred taxes	7	(9)
Other non-cash adjustments	1	1
Other changes in assets and liabilities, net of transfers with Pfizer Inc.	68	(163)
Net cash provided by/(used in) operating activities	281	(4)
Investing Activities
Purchases of property, plant and equipment	(22)	(31)
Other investing activities	—	(2)
Net cash used in investing activities	(22)	(33)
Financing Activities
Increase in short-term borrowings, net	6	—
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	2,624	—
Consideration paid to Pfizer Inc. in connection with the Separation(a)	(2,457)	—
Cash dividends paid(b)	—	(52)
Other net financing activities with Pfizer Inc.	(281)	123
Net cash (used in)/provided by financing activities	(108)	71
Effect of exchange-rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	151	34
Cash and cash equivalents at beginning of period	317	79
Cash and cash equivalents at end of period	$468	$113

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$9	$68
Interest	$—	$9
Non-cash transactions:
Dividends declared, not paid	$33	$—
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(c)	$992	$—

(a)
Reflects the Separation transaction. Amount is net of the non-cash portion. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: The Separation.

(b)	Payments to other non-Zoetis Pfizer Inc. entities.

(c)	Reflects the non-cash portion of the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: The Separation.

See notes to condensed consolidated and combined financial statements.
5 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization
Zoetis Inc. (collectively, Zoetis, the company, we, us or our) is a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. We organize and operate our business in four geographic regions: the United States (U.S.); Europe/Africa/Middle East (EuAfME); Canada/Latin America (CLAR); and Asia/Pacific (APAC).
We market our products in more than 120 countries, including developed markets and emerging markets. Our revenues are mostly generated in the U.S. and EuAfME. We have a diversified business, marketing products across 8 core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within 5 major product categories (anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals).

2.	The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering
Pfizer Inc. (Pfizer) formed Zoetis to ultimately acquire, own, and operate the animal health business of Pfizer.

A.	The Separation
In the first quarter of 2013, through a series of steps (collectively, the Separation), Pfizer transferred to us its subsidiaries holding substantially all of the assets and liabilities of its animal health business. In exchange, we transferred to Pfizer: (i) all of the issued and outstanding shares of our Class A common stock; (ii) all of the issued and outstanding shares of our Class B common stock; (iii) $1.0 billion in senior notes (see “Senior Notes Offering" below); and (iv) an amount of cash equal to substantially all of the net proceeds received in the senior notes offering (approximately $2.5 billion).

B.	Adjustments Associated with the Separation
In connection with the Separation, certain animal health assets and liabilities included in the pre-Separation balance sheet were retained by Pfizer and certain non-animal health assets and liabilities (not included in the pre-Separation balance sheet) were transferred to Zoetis. The adjustments to the historical balance sheet of Zoetis (collectively, the Separation Adjustments) representing approximately $436 million of net liabilities retained by Pfizer, were primarily related to the following:

•
The removal of inventories (approximately $74 million), property, plant and equipment (approximately $28 million) and miscellaneous other net liabilities of approximately $21 million associated with certain non-dedicated manufacturing sites that were retained by Pfizer;

•
The addition of property, plant and equipment (approximately $56 million) associated with a non-dedicated manufacturing site that was transferred to us by Pfizer (and then leased back to Pfizer under operating leases), the removal of the inventory (approximately $46 million) and net other assets (approximately $4 million) at that site as these assets were retained by Pfizer;

•	The addition of net benefit plan liabilities (approximately $25 million);

•
The elimination of (i) noncurrent deferred tax assets (some of which were included within noncurrent deferred tax liabilities due to jurisdictional netting) related to net operating loss and tax credit carryforwards; (ii) net tax liabilities associated with uncertain tax positions; (iii) noncurrent deferred tax liabilities relating to deferred income taxes on unremitted earnings; and (iv) other allocated net tax assets, all of which (approximately $49 million in net tax asset accounts) were retained by Pfizer;

•
The addition of (i) noncurrent deferred tax assets (approximately $8 million, some of which were included within noncurrent deferred tax liabilities due to jurisdictional netting) related to net benefit plan liabilities transferred to us by Pfizer; (ii) noncurrent deferred tax assets (approximately $2 million) related to net operating loss and tax credit carryforwards; and (iii) noncurrent deferred tax liabilities (approximately $2 million) related to property, plant and equipment transferred to us by Pfizer;

•
The elimination of allocated long-term debt (approximately $582 million), allocated accrued interest payable (approximately $16 million) and allocated unamortized deferred debt issuance costs (approximately $2 million) that were retained by Pfizer;

•	Certain net financial assets retained by Pfizer of approximately $45 million;

•
The removal of inventories (approximately $10 million), property plant and equipment (approximately $20 million) and other miscellaneous net assets (approximately $1 million) associated with Pfizer's animal health business in certain non-U.S. jurisdictions that have not transferred to us from Pfizer as of March 31, 2013; and

•	The removal of miscellaneous other liabilities (approximately $52 million) and the addition of miscellaneous other assets (approximately $5 million).
The Separation Adjustment associated with Accumulated Other Comprehensive Income reflects the accumulated currency translation adjustment based on the actual legal entity structure of Zoetis.

6 |

C.	Senior Notes Offering
In connection with the Separation, on January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the senior notes offering) in a private placement, with an original issue discount of $10 million. For additional information, see Note 9D. Financial Instruments: Senior Notes Offering.

D.	Initial Public Offering (IPO)
After the Separation, on February 6, 2013, an IPO of 99,015,000 shares of our Class A common stock (including the exercise of the underwriters' over-allotment option) at a price of $26.00 per share was completed. We did not receive any of the net proceeds from the IPO.
Immediately following the IPO, there were 99,015,000 outstanding shares of Class A common stock and 400,985,000 outstanding shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. The holders of Class A common stock and Class B common stock are each entitled to one vote per share for all matters submitted to a vote of stockholders other than with respect to the election of the Board of Directors. With respect to the election of directors, the holders of Class B common stock are entitled to ten votes per share, and the holders of Class A common stock are entitled to one vote per share. Each share of Class B common stock held by Pfizer or one of its subsidiaries is convertible into one share of Class A common stock at any time, but will not be convertible if held by any other holder. Currently, Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of Directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of Directors.
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
In connection with the IPO, we entered into certain agreements that provide a framework for an ongoing relationship with Pfizer. For additional information, see Note 17B. Related Party Transactions: Agreements with Pfizer.

3.	Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 24, 2013 and February 26, 2012.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated and combined financial statements included in this Form 10-Q. The condensed consolidated and combined financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the combined financial statements and accompanying notes included in the Company’s 2012 Annual Report on Form 10-K.

A.	Basis of Presentation Prior to the Separation
Prior to the Separation, the combined financial statements were derived from the consolidated financial statements and accounting records of Pfizer and included allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. The pre-Separation financial statements and activities do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as a standalone public company during the period presented.

•
The condensed combined statements of income for the three months ended April 1, 2012 and the pre-Separation period in the condensed consolidated statement of income for the three months ended March 31, 2013 include allocations from certain support functions (Enabling Functions) that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

We allocated the costs associated with business technology, facilities and human resources primarily using proportional allocation methods and for legal and finance, primarily using specific identification. In all cases, for support function costs where proportional allocation methods were used, we determined whether the costs are primarily influenced by headcount (such as a significant majority of facilities and human resources costs) or by the size of the business (such as most business technology costs), and we also determined whether the associated scope of those services provided are global, regional or local. Based on those analyses, we then allocated the costs based on our share of worldwide revenues, domestic revenues, international revenues, regional revenues, country revenues, worldwide headcount, country headcount or site headcount, as appropriate.

7 |

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

•
The condensed combined statement of income for the three months ended April 1, 2012 and the pre-Separation period in the condensed consolidated statement of income for the three months ended March 31, 2013 include allocations of certain manufacturing and supply costs incurred by manufacturing plants that are shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group (collectively, Pfizer Global Supply, or PGS). These costs may include manufacturing variances and changes in the standard costs of inventory, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The condensed combined statement of income for the three months ended April 1, 2012 and the pre-Separation period in the condensed consolidated statement of income for the three months ended March 31, 2013 also include allocations from the Enabling Functions and PGS for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The condensed combined statement of income for the three months ended April 1, 2012 and the pre-Separation period in the condensed consolidated statement of income for the three months ended March 31, 2013 include an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 13. Share-Based Payments.

•
The condensed combined balance sheet as of December 31, 2012 reflects all of the assets and liabilities of Pfizer that are either specifically identifiable or are directly attributable to Zoetis and its operations. For benefit plans, the combined balance sheets only include the assets and liabilities of benefit plans dedicated to animal health employees. For debt, see below.

•
The condensed combined balance sheet as of December 31, 2012 includes an allocation of long-term debt from Pfizer that was issued to partially finance the acquisition of Wyeth (including Fort Dodge Animal Health (FDAH)). The debt and associated interest-related expenses, including the effect of hedging activities, have been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth. No other allocations of debt have been made as none are specifically related to our operations.

The allocated expenses from Pfizer include the items noted below for the pre-Separation period in 2013 and the first quarter of 2012.

•
Enabling Functions operating expenses––$11 million in 2013 and $79 million in 2012 ($1 million in Cost of sales in 2012; $11 million and $63 million in Selling, general and administrative expenses in 2013 and 2012, respectively; and $15 million in Research and development expenses in 2012).

•	PGS manufacturing costs—approximately $2 million in 2013 and $7 million in 2012 (in Cost of sales).

•	Restructuring charges and certain acquisition-related costs—$18 million in 2012 (in Restructuring charges and certain acquisition-related costs).

•
Other costs associated with cost reduction/productivity initiatives—additional depreciation associated with asset restructuring—$2 million in 2013 (in Selling, general and administrative expenses) and $9 million in 2012 (in Research and development expenses).

•	Other costs associated with cost reduction/productivity initiatives—implementation costs—$1 million in 2013 and $1 million in 2012 (in Selling, general and administrative expenses).

•
Share-based compensation expense—approximately $3 million in 2013 and $8 million in 2012 ($1 million and $2 million in Cost of sales in 2013 and 2012, respectively; $2 million and $5 million in Selling, general and administrative expenses in 2013 and 2012, respectively; and $1 million in Research and development expenses in 2012).

•
Compensation-related expenses—approximately $1 million in 2013 and $14 million in 2012 ($5 million in Cost of sales in 2012; $1 million and $6 million in Selling, general and administrative expenses in 2013 and 2012, respectively; and $3 million in Research and development expenses in 2012).

•	Interest expense—approximately $2 million in 2013 and $8 million in 2012.
The income tax provision in the condensed combined statement of income was calculated as if Zoetis filed a separate return.
Management believes that the allocations are a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the condensed combined statement of income for the three months ended April 1, 2012 and the pre-Separation period in the condensed consolidated statement of income for the three months ended March 31, 2013.
Prior to the Separation, we participated in Pfizer's centralized cash management system and generally all excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded as needed by Pfizer. We had also participated in

8 |

Pfizer's centralized hedging and offsetting programs. As such, in the combined statement of income for the three months ended April 1, 2012, we include the impact of Pfizer's derivative financial instruments used for offsetting changes in foreign currency rates, net of the related foreign exchange gains and losses for the portion that is deemed to be associated with the animal health operations. Such gains and losses were not material to the combined financial statement for the period presented.
All balances and transactions among Zoetis and Pfizer and its subsidiaries, which can include dividends as well as intercompany activities, are shown in Business unit equity in the combined balance sheet as of December 31, 2012. As the books and records of Zoetis were not kept on a separate company basis, the determination of the average net balance due to or from Pfizer is not practicable.

B.	Basis of Presentation After the Separation
The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2013 comprise the following: (i) the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to the operations of the animal health business and (ii) the amounts for the period after the Separation, which reflect the results of operations, comprehensive income, financial position, equity and cash flows resulting from our operation as a standalone public company.
The income tax provision prepared after the Separation is based on the actual legal entity structure of Zoetis, with certain accommodations pursuant to a tax matters agreement. For additional information, see Note 17B. Related Party Transactions: Agreements with Pfizer.

4.	Significant Accounting Policies

A.	New Accounting Standards
There were no new accounting standards adopted during the first quarter of 2013.

B.	Fair Value
Our fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

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

5.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
We incurred significant costs in connection with Pfizer’s cost-reduction initiatives (several programs initiated since 2005), and the acquisitions of Fort Dodge Animal Health (FDAH) on October 15, 2009 and King Animal Health (KAH) on January 31, 2011.
For example:

•
in connection with the cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

•
in connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, and restructuring the consolidated company, which may include charges related to employees, assets and activities that will not continue in the consolidated company.

All operating functions can be impacted by these actions, including sales and marketing, manufacturing and research and development, as well as functions such as business technology, shared services and corporate operations.

9 |

The components of costs incurred in connection with our acquisitions and cost-reduction/productivity initiatives follow:

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$4	$4
Restructuring charges(b)	3	3
Total direct(c)	7	7
Integration costs(a)	—	5
Restructuring charges(b)	—	13
Total allocated	—	18
Total Restructuring charges and certain acquisition-related costs	7	25

Other costs associated with cost-reduction/productivity initiatives:
Additional depreciation associated with asset restructuring––direct(d)	—	3
Additional depreciation associated with asset restructuring––allocated(d)	2	9
Implementation costs––allocated(e)	1	1
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$10	$38

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes.

(b)	Restructuring charges for the three months ended March 31, 2013 and April 1, 2012 are primarily related to the integration of FDAH and KAH.

(c)	The direct charges are associated with the following:

•	First quarter of 2013––manufacturing/research/corporate ($7 million).

•	First quarter of 2012––EuAfME ($2 million income), CLAR ($1 million), and manufacturing/research/corporate ($4 million).

(d)
Additional depreciation associated with asset restructuring represents the impact of changes in the estimated lives of assets involved in restructuring actions. In the first quarter of 2013, included in Selling, general and administrative expenses ($2 million). In the first quarter of 2012, included in Cost of sales ($3 million), and Research and development expenses ($9 million).

(e)
Implementation costs—allocated represent external, incremental costs directly related to implementing cost reduction/productivity initiatives, and primarily include expenditures related to system and process standardization and the expansion of shared services. In 2013 and 2012, included in Selling, general and administrative expenses ($1 million and $1 million).

The components of and changes in our direct restructuring accruals follow:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2012(a)	$68	$6	$74
Provision	—	3	3
Utilization and other(b)	(2)	(7)	(9)
Separation adjustment(c)	(14)	—	(14)
Balance, March 31, 2013(a)	$52	$2	$54

(a)	At March 31, 2013 and December 31, 2012, included in Other current liabilities ($45 million and $63 million, respectively) and Other noncurrent liabilities ($9 million and $11 million, respectively).

(b)	Includes adjustments for foreign currency translation.

(c)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Royalty-related income	$(8)	$(6)
Identifiable intangible asset impairment charges	1	—
Foreign currency loss(a)	10	—
Other, net	2	—
Other (income)/deductions—net	$5	$(6)

(a)	Virtually all related to the Venezuela currency devaluation in February 2013.

10 |

7.	Income Taxes

A.	Taxes on Income
For the three months ended March 31, 2013, the effective tax rate decreased to 27.1% from 34.5% for the three months ended April 1, 2012. The lower rate was primarily attributable to:

•	incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012;

•	changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs; and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit, which was retroactively extended on January 3, 2013.
As of the Separation date, we operate under a new standalone legal entity structure. In connection with the Separation, adjustments have been made to the income tax accounts. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.

B.	Tax Matters Agreement
In connection with the Separation, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For additional information, see below and Note 17B. Related Party Transactions: Agreements with Pfizer.
In connection with this agreement and the Separation, the activity in our income tax accounts reflects Separation Adjustments, including significant adjustments to the deferred income tax asset and liability accounts and the tax liabilities associated with uncertain tax positions. For additional information, see below and Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.
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

•
We will be responsible for any U.S. federal, state, local or foreign income taxes and any U.S. state or local non-income taxes (and any related interest, penalties or audit adjustments) that are reportable on returns that include only us and/or any of our subsidiaries, for all tax periods whether before or after the completion of the Separation.

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

C.	Deferred Taxes
As of March 31, 2013, the total net deferred income tax liability of $192 million is included in Current deferred tax assets ($83 million), Noncurrent deferred tax assets ($63 million), Other current liabilities ($1 million) and Noncurrent deferred tax liabilities ($337 million).
As of December 31, 2012, the total net deferred income tax liability of $8 million is included in Current deferred tax assets ($101 million), Noncurrent deferred tax assets ($216 million), Other current liabilities ($2 million) and Noncurrent deferred tax liabilities ($323 million).
The significant increase in the total net deferred tax liability from December 31, 2012 to March 31, 2013 is primarily attributable to the Separation Adjustments, predominantly related to deferred tax assets associated with net operating loss/credit carry forwards and deferred tax liabilities associated with unremitted earnings that were retained by Pfizer. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.

11 |

D.	Tax Contingencies
As of March 31, 2013, the tax liabilities associated with uncertain tax positions of $32 million (exclusive of interest related to uncertain tax positions of $8 million) were included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($26 million).
As of December 31, 2012, the tax liabilities associated with uncertain tax positions of $144 million (exclusive of interest related to uncertain tax positions of $17 million) were included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($138 million).
The significant decrease in the tax liabilities associated with uncertain tax positions from December 31, 2012 to March 31, 2013 is primarily attributable to the Separation Adjustments predominantly related to liabilities retained by Pfizer. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.
Our tax liabilities for uncertain tax positions relate primarily to issues common among multinational corporations. Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate. We do not expect that within the next twelve months any of our uncertain tax positions could significantly decrease as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of uncertain tax positions and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

8.	Accumulated Other Comprehensive Loss
Changes, net of tax, in accumulated other comprehensive loss follow:

	Currency Translation		Accumulated
	Adjustment	Benefit Plans	Other
	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Losses(a)	Income/(Loss)
Balance, December 31, 2012	$(152)	$(5)	$(157)
Other comprehensive income/(loss), net of tax	16	(2)	14
Separation adjustments(b)	22	—	22
Balance, March 31, 2013	$(114)	$(7)	$(121)

(a)
Actuarial losses for the three months ended March 31, 2013 include adjustments for net pension obligations reflected in the historical financial statements of Zoetis, but not transferred by Pfizer to Zoetis as of March 31, 2013. See Note 12. Benefit Plans.

(b)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.

9.	Financial Instruments

A.	Credit Facility
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. There are currently no borrowings outstanding.

B.	Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2013, no commercial paper has been issued under this program.

C.	Short-Term Borrowings
There were short-term borrowings of $6 million as of March 31, 2013. As of December 31, 2012 the current portion of allocated debt from Pfizer was $73 million. The weighted-average interest rate on short-term borrowings outstanding, including the current portion of allocated debt, was 3.0% and 3.7% as of March 31, 2013 and December 31, 2012, respectively.

D.	Senior Notes Offering
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

12 |

We sold $2.65 billion aggregate principal amount of our senior notes through the initial purchasers in the senior notes offering and Pfizer transferred $1.0 billion aggregate principal amount of our senior notes to certain of the initial purchasers, who sold such senior notes in the senior notes offering.
The senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the senior notes, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2023 notes pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to purchase each of the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Allocated long-term debt	$—	$509
1.150% Senior Notes due 2016	400	—
1.875% Senior Notes due 2018	750	—
3.250% Senior Notes due 2023	1,350	—
4.700% Senior Notes due 2043	1,150	—
	3,650	509
Unamortized debt discount	(10)	—
Long-term debt / Allocated long-term debt	$3,640	$509
As of March 31, 2013, the fair value of our senior notes was $3,604 million and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Zoetis’s credit rating (Level 2 inputs). At December 31, 2012, the fair value of our allocated long-term debt was $732 million, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Pfizer’s credit rating (Level 2 inputs). See Note 4B. Significant Accounting Policies: Fair Value. The fair value of the allocated long-term debt as of December 31, 2012 does not purport to reflect the fair value that might have been determined if Zoetis had operated as a standalone public company for the periods presented or if we had used Zoetis’s credit rating in the calculation.
The principal amount of long-term debt outstanding as of March 31, 2013 matures in the following years:

					After
(MILLIONS OF DOLLARS)	2014	2015	2016	2017	2017	Total
Maturities	$—	$—	$400	$—	$3,250	$3,650

E.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenues, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. As of March 31, 2013, the aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $936 million. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
All derivative contracts used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. The company has not designated the foreign currency forward-exchange contracts as hedging instruments. We recognize the gains and losses on forward-exchange contracts that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement.
Fair Value of Derivative Instruments

13 |

The location and fair values of derivative instruments not designated as hedging instruments at March 31, 2013 are as follows:

(MILLIONS OF DOLLARS)	Balance Sheet Location	Fair Value of Derivatives
Foreign currency forward-exchange contracts	Other current assets	$2
Foreign currency forward-exchange contracts	Other current liabilities	(1)
Total foreign currency forward-exchange contracts		$1
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value. See Note 4B. Significant Accounting Policies: Fair Value.
The net gains incurred on foreign currency forward-exchange contracts not designated as hedging instruments were $6 million for the three months ended March 31, 2013 and are recorded in Other (income)/deductions—net.

10.	Inventories
The components of inventory follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Finished goods	$699	$799
Work-in-process	205	332
Raw materials and supplies	216	214
Inventories(a)	$1,120	$1,345

(a)
Inventory levels decreased in 2013 as a result of $136 million of Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation), as well as operational reductions.

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of and changes in the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2012	$502	$157	$163	$163	$985
Balance, March 31, 2013(a)	$502	$157	$163	$163	$985

(a)	There were no changes in goodwill during the three months ended March 31, 2013.
The gross goodwill balance was $1,521 million as of March 31, 2013 and December 31, 2012. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of March 31, 2013 and December 31, 2012.

14 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of March 31, 2013			As of December 31, 2012
			Identifiable			Identifiable
			Intangible			Intangible
	Gross		Assets, Less	Gross		Assets, Less
	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$771	$(186)	$585	$762	$(173)	$589
Brands	216	(91)	125	216	(88)	128
Trademarks and trade names	53	(36)	17	54	(36)	18
Other	122	(115)	7	122	(115)	7
Total finite-lived intangible assets	1,162	(428)	734	1,154	(412)	742
Indefinite-lived intangible assets:
Brands	39	—	39	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	15	—	15	20	—	20
Total indefinite-lived intangible assets	121	—	121	126	—	126
Identifiable intangible assets	$1,283	$(428)	$855	$1,280	$(412)	$868

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $16 million for both the first quarter of 2013 and 2012.

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer will continue crediting certain employees' service with us generally through December 31, 2017 (or termination of employment from us, if earlier) for certain early retirement benefits with respect to the defined benefit pension plan and the retiree medical plan. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans, totaled approximately $2 million for the three months ended March 31, 2013.
As part of the Separation, certain Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation) were made to transfer the assets and liabilities of certain international defined benefit pension plans including Austria, France, Germany, Greece, Italy, Mexico, South Africa, Taiwan and Thailand, to Zoetis in the first quarter of 2013, and we assumed the liabilities allocable to employees transferring to us. Prior to the Separation, these benefit plans were accounted for as multi-employer plans. Also, as part of the Separation Adjustments, a benefit plan in Germany was retained by Pfizer. The net obligation of the transferred plans totaled $25 million. At March 31, 2013, the projected benefit obligation and fair value of plan assets of the dedicated international pension plans in the Netherlands, Germany, India and Korea, as well as those plans transferred in the 2013 first quarter, were $72 million and $43 million, respectively. Estimated net pension obligations, of approximately $23 million, associated with additional defined benefit pension plans in certain international locations, are expected to be transferred to us later in 2013, in accordance with the applicable local separation agreements.
Pension expense associated with dedicated international pension plans was approximately $0.5 million for the three months ended March 31, 2013. Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $3 million for the three months ended March 31, 2013.
For the three months ended March 31, 2013, contributions to the dedicated international benefits plans and the international plans accounted for as multi-employer plans were $0.1 million and $2 million, respectively. We expect to contribute approximately $7 million to these plans in 2013.

15 |

13.	Share-Based Payments

A.	Zoetis 2013 Equity and Incentive Plan
In January 2013, the Zoetis 2013 Equity and Incentive Plan (Equity Plan) became effective. Awards under the Equity Plan may be in the form of stock options, or other stock-based awards, including awards of restricted stock, restricted stock units and performance share awards. The Equity Plan also provides for the grant of cash-based awards. The principal types of stock-based awards available under the Equity Plan may include, but are not limited to, the following:

•
Stock Options. Stock options represent the right to purchase shares of our common stock within a specified period of time at a specified price. The exercise price for a stock option will be not less than 100% of the fair market value of the common stock on the date of grant. Stock options will have a contractual maximum term of ten years from the date of grant. Stock options granted may include those intended to be “incentive stock options” within the meaning of Section 422 of the Code.

•
Restricted Stock and Restricted Stock Units (RSUs). Restricted stock is a share of our common stock that is subject to a risk of forfeiture or other restrictions that will lapse subject to the recipient's continued employment, the attainment of performance goals, or both. Restricted stock units represent the right to receive shares of our common stock in the future (or cash determined by reference to the value of our common stock), subject to the recipient's continued employment, the attainment of performance goals, or both.

•
Performance-Based Awards. Performance awards will require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria as a condition of awards vesting or being settled. Performance may be measured over a period of any length specified.

•
Other Equity-Based or Cash-Based Awards. Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan. The maximum value of the aggregate payment to be paid to any participant with respect to cash-based awards under the Equity Plan in respect of an annual performance period will be $10 million.

In order to provide long-term incentives to, and facilitate the retention of, our employees, we granted stock options (or other awards as appropriate with respect to our employees in non-U.S. jurisdictions) and restricted stock units under the Equity Plan on January 31, 2013 and February 1, 2013, respectively, to 1,700 of our employees. These awards will vest on the third anniversary of the IPO.

B.	Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Stock option expense	$2	$—
RSU expense	1	—
Pfizer stock benefit plans—direct	8	6
Share-based compensation expense—direct	11	6
Share-based compensation expense—indirect	—	2
Share-based compensation expense—total	11	8

C.	Stock Options
Stock options are accounted for using a fair-value-based method at the date of grant in the consolidated statement of income. The values determined through this fair-value-based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
All eligible employees may receive Zoetis stock option grants. Zoetis stock options granted vest after three years of continuous service from the grant date and have a contractual term of 10 years. In most cases, Zoetis stock options must be held for at least one year from the grant date before any vesting may occur. In the event of a divestiture or restructuring, Zoetis stock options held by impacted employees are immediately vested and are exercisable for a period from three months to their remaining term, depending on various conditions.
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

16 |

Three Months
Ended
March 31, 2013
Expected dividend yield(a)	1.0%
Risk-free interest rate(b)	1.29%
Expected stock price volatility(c)	28.2%
Expected term(d) (years)	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)	Determined using implied volatility.

(d)	Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the three months ended March 31, 2013:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value(a)
	Shares	Per Share	(Years)	(MILLIONS)
Outstanding, December 31, 2012	—	$—
Granted	2,928,422	26.00
Forfeited	(13,491)	26.00
Outstanding, March 31, 2013	2,914,931	$26.00	9.8	$22
Exercisable, March 31, 2013	—	—	—	—

(a)	Market price of underlying Zoetis common stock less exercise price.
The following table summarizes data related to stock option activity:

Three Months
Ended/As of
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	March 31, 2013
Weighted-average grant date fair value per stock option	$7.01
Total compensation cost related to nonvested stock options not yet recognized, pre-tax	$19
Weighted-average period over which stock option compensation is expected to be recognized (years)	2.2

D.	Restricted Stock Units (RSUs)
RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In virtually all instances, the units vest after three years of continuous service from the grant date and the values determined using the fair-value-based method are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested, December 31, 2012	—	$—
Granted	793,456	26.00
Forfeited	(3,072)	26.00
Nonvested, March 31, 2013	790,384	$26.00

17 |

The follow table provides data related to RSU activity:

Three Months
Ended/As of
(MILLIONS OF DOLLARS)	March 31, 2013
Total compensation cost related to nonvested RSU awards not yet recognized, pre-tax	$19
Weighted-average period over which RSU cost is expected to be recognized (years)	2.8

E.	Treatment of Outstanding Pfizer Equity Awards
Following the IPO, the equity awards previously granted to our employees by Pfizer will continue to relate to Pfizer equity, as service with Zoetis will be counted as service with Pfizer for all purposes. Upon the Distribution, if any, assuming that Pfizer no longer owns a controlling interest in the company, it is intended that each outstanding, unvested Pfizer stock option will vest and, in general, Pfizer stock options will be exercisable for Pfizer common stock until the earliest to occur of (i) the three year anniversary of the Distribution, (ii) the option holder’s termination of employment from Zoetis or (iii) the expiration of the stock option grant. Upon the Distribution, if any, assuming that Pfizer no longer owns a controlling interest in the company, Pfizer will also accelerate the vesting and, in some cases, the settlement of certain other equity awards, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. The accelerated vesting of the outstanding Pfizer equity awards will result in the recognition of additional expense. As of March 31, 2013, total unrecognized compensation costs related to these nonvested stock options, restricted stock units and performance awards under the Pfizer plans was approximately $28 million and the weighted-average period over which such awards are expected to be recognized is 1.8 years. The remaining period over which such awards will be recognized as expense may accelerate, depending on the timing or occurrence of a Distribution.

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,	April 1,
(IN MILLIONS, EXCEPT PER SHARE DATA)	2013	2012
Numerator
Net income before allocation to noncontrolling interests	$140	$112
Less: net income attributable to noncontrolling interests	—	1
Net income attributable to Zoetis Inc.	$140	$111
Denominator
Weighted-average common shares outstanding	500.000	500.000
Common stock equivalents: stock options and RSUs	0.111	—
Weighted-average common and potential dilutive shares outstanding	500.111	500.000
Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.28	$0.22
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.28	$0.22

15.	Commitments and Contingencies
We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 7. Income Taxes.

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

18 |

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

19 |

Advocin
On January 30, 2012, Bayer filed a complaint against Pfizer alleging infringement and inducement of infringement of Bayer patent US 5,756,506 covering, among other things, a process for treating bovine respiratory disease (BRD) by administering a single high dose of fluoroquinolone. The complaint was filed after Pfizer's product Advocin® was approved as a single dose treatment of BRD, in addition to its previous approval as a multi-dose treatment of BRD. Bayer seeks a permanent injunction, damages and a recovery of attorney's fees, and has demanded a jury trial. Discovery has now concluded. We have filed motions for summary judgment of non-infringement and invalidity of the Bayer patent, which are currently pending before the Court.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

16.	Segment and Other Revenue Information

A.	Segment Information
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

20 |

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. As of March 31, 2013 and December 31, 2012, total assets were approximately $6.1 billion and $6.3 billion, respectively.
Selected Statement of Income Information

					Depreciation and
	Revenues(a)		Earnings(b)		Amortization(c)
	March 31,	April 1,	March 31,	April 1,	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012	2013	2012
Three months ended
U.S.	$454	$425	$234	$217	$14	$7
EuAfME	290	275	117	104	6	6
CLAR	171	173	52	54	5	6
APAC	175	174	75	71	4	4
Total reportable segments	1,090	1,047	478	446	29	23
Other business activities(d)	—	—	(74)	(65)	7	3
Reconciling Items:
Corporate(e)	—	—	(116)	(129)	2	6
Purchase accounting adjustments(f)	—	—	(12)	(13)	12	13
Acquisition-related costs(g)	—	—	(6)	(14)	—	3
Certain significant items(h)	—	—	(42)	(31)	—	—
Other unallocated(i)	—	—	(36)	(23)	1	—
	$1,090	$1,047	$192	$171	$51	$48

(a)	Revenues denominated in euros were $168 million in the first quarter of 2013 and $164 million in the first quarter of 2012.

(b)	Defined as income before provision for taxes on income.

(c)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(d)	Other business activities reflect the research and development costs managed by our Research and Development organization.

(e)	Corporate includes, among other things, administration expenses, interest expense, certain compensation and other costs not charged to our operating segments.

(f)	Purchase accounting adjustments include certain charges related to the fair value adjustments to inventory, intangible assets and property, plant and equipment not charged to our operating segments.

(g)
Acquisition-related costs can include costs associated with acquiring, integrating and restructuring acquired businesses, such as allocated transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring (see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, for additional information).

(h)
Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items primarily include restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition and the impact of divestiture-related gains and losses (see Note 5. Restructuring Charges and Other Costs Associated with Acquisition and Cost-Reduction/Productivity Initiatives, for additional information).

•
In the first quarter of 2013, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition of $3 million; (ii) certain asset impairment charges of $1 million; (iii) charges related to transitional master manufacturing and supply agreements associated with divestitures of $4 million; and (iv) Zoetis stand-up costs of $34 million. Stand-up costs include certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

•
In the first quarter of 2012, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition of $24 million; (ii) charges related to transitional master manufacturing and supply agreements associated with divestitures of $1 million; and (iii) Zoetis stand-up costs of $6 million.

(i)	Includes overhead expenses associated with our manufacturing operations.

21 |

B.	Other Revenue Information
Revenues by Species
Significant species revenues are as follows:

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Livestock:
Cattle	$390	$400
Swine	158	143
Poultry	133	121
Other	25	27
	706	691
Companion Animal:
Horses	42	45
Dogs and Cats	342	311
	384	356
Total revenues	$1,090	$1,047
Revenues by Major Product Category
Significant revenues by major product category are as follows:

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Anti-infectives	$307	$300
Vaccines	278	265
Parasiticides	169	161
Medicated feed additives	104	99
Other pharmaceuticals	188	177
Other non-pharmaceuticals	44	45
Total revenues	$1,090	$1,047

17.	Related Party Transactions
Pfizer is a related party and these financial statements include transactions with Pfizer.
A. Pre-Separation Period
For the condensed combined statement of income for the three months ended April 1, 2012, the costs of goods manufactured in manufacturing plants that were shared with other Pfizer business units was approximately $110 million.
In the pre-Separation period, Pfizer provided significant corporate, manufacturing and shared services functions and resources to us. Our condensed combined financial statements as of and for the three months ended April 1, 2012 reflect an allocation of these costs. For further information about the cost allocations for these services and resources, see Note 3A. Basis of Presentation: Basis of Presentation Prior to the Separation. Management believes that these allocations are a reasonable reflection of the services received. However, these allocations may not reflect the expenses that would have been incurred if we had operated as a standalone public company for the period presented.
Pfizer uses a centralized approach to cash management and financing its operations. In the pre-Separation period, cash deposits were remitted to Pfizer on a regular basis and were reflected in business unit equity and, similarly, Zoetis's cash disbursements were funded through Pfizer's cash accounts and were reflected within Business unit equity.

22 |

B. Agreements with Pfizer
In connection with the Separation and IPO, we and Pfizer entered into agreements that provide a framework for our ongoing relationship with Pfizer, certain of which are described below.

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

Following the Separation, we own, have access to or have the right to use substantially all of the resources that were used, or held for use, exclusively in Pfizer's animal health business, including the following:

•
Intellectual Property. As part of the Separation, Pfizer assigned to us ownership of certain animal health related patents, pending patent applications, and trademark applications and registrations. In addition, Pfizer licensed to us the right to use certain intellectual property rights in the animal health field. We licensed to Pfizer the right to use certain of our trademarks and substantially all of our other intellectual property rights in the human health field and all other fields outside of animal health. In addition, Pfizer granted us a transitional license to use certain of Pfizer's trademarks and we granted Pfizer a transitional license to use certain of our trademarks for a period of time following the completion of the IPO.

•
Manufacturing Facilities. Our global manufacturing network consists of 13 “anchor” manufacturing sites and 16 “satellite” manufacturing sites. Ownership of, or the existing leasehold interest in, these facilities were conveyed to us by Pfizer as part of the Separation. Among these 29 manufacturing sites is our facility in Guarulhos, Brazil, which we leased back to Pfizer. Certain of our products are currently manufactured at 14 manufacturing sites that were retained by Pfizer. The products manufactured by Pfizer at these sites and at our Guarulhos, Brazil facility continues to be supplied to us under the terms of a manufacturing and supply agreement we entered into with Pfizer.

23 |

•
R&D Facilities. We have R&D operations co-located with certain of our manufacturing sites in Australia, Belgium, Brazil, Canada, China, Spain and the United States to facilitate the efficient transfer of production processes from our laboratories to manufacturing sites. In addition, we maintain R&D operations at non-manufacturing locations in Belgium, Brazil, India and the United States. As part of the Separation, Pfizer conveyed to us its interest in each of these R&D facilities, with the exception of our Mumbai, India facility, which we expect Pfizer to transfer to us for agreed upon cash consideration after the completion of the Separation, and, in the interim, we are leasing this facility from Pfizer.

•
Employees. Following the Separation, we have approximately 9,500 employees worldwide. As part of the Separation, substantially all employees of Pfizer who were substantially dedicated to the animal health business became our employees. However, labor and employment laws or other business considerations in some jurisdictions delayed Pfizer from transferring to us employees who are substantially dedicated to the animal health business. In those instances, to the extent permissible under applicable law, we and Pfizer entered into mutually-acceptable arrangements, to provide for continued operation of the business until such time as the employees in those jurisdictions can be transitioned to us.

The amounts charged under each of the agreements with Pfizer for the three months ended March 31, 2103 were as follows:

Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013
Transitional services agreement	$27
Master manufacturing and supply agreements	57
Employee matters agreement	31
In certain jurisdictions, while the Zoetis entities obtain appropriate registration and licensing, Pfizer entities purchase product from Zoetis entities and resell such product to the local Zoetis entity at cost. This activity is reflected in Receivable from Pfizer Inc. for the product Pfizer purchases from Zoetis entities and in Payable to Pfizer Inc. for the product purchased from such Pfizer entities by our local Zoetis entity. Amounts payable to Pfizer are included in Payable to Pfizer Inc. As of March 31, 2013, we remain part of Pfizer's consolidated U.S. tax returns, and therefore reflected our 2013 U.S. income taxes payable of $21 million as a payable to Pfizer. Additionally, as an 80.2% owner of our shares, we will pay Pfizer their portion of our dividend declared on March 28, 2013.

24 |

Review Report of Independent Registered Public Accounting Firm
The Board of Directors
Zoetis Inc:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month period ended March 31, 2013 and the related condensed combined statements of income, comprehensive income, equity, and cash flows for the three-month period ended April 1, 2012. These condensed consolidated and condensed combined financial statements are the responsibility of the Company's management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of March 31, 2013 and for the three-month period ended March 31, 2013 and to the condensed combined financial statements for the three-month period ended April 1, 2012 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of Zoetis Inc. (the animal health business unit of Pfizer Inc.) as of December 31, 2012, and the related combined statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2013, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
May 15, 2013

25 |

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Introduction
Our MD&A is provided in addition to the accompanying condensed consolidated and combined financial statements and notes to assist readers in understanding the results of operations, comprehensive income, financial condition and cash flows of Zoetis Inc. (Zoetis). This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business of our 2012 Annual Report on Form 10-K.	26
Our operating environment	Information regarding the animal health industry and factors that affect our company.	27
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the condensed consolidated and combined financial statements.	29
Analysis of the condensed consolidated and combined statements of income	Consists of the following for all periods presented:
	• Revenues: An analysis of our revenues in total.	31
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	31
	• Operating segment results: A discussion of our revenues by operating segment and species and items impacting our earnings before income tax.	34
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	36
Our financial guidance for 2013	A discussion of our 2013 financial guidance.	40
Analysis of the condensed consolidated and combined statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	40
Analysis of the condensed consolidated and combined balance sheets	A discussion of changes in certain balance sheet accounts for all balance sheets presented.	40
Analysis of the condensed consolidated and combined statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	41
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	42
New accounting standards	Accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.	44
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategic review, capital allocation and business-development plans. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.	44
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
The animal health medicines and vaccines industry is characterized by meaningful differences in customer needs across different regions. As a result of these differences, among other things, we manage our operations through four geographic operating segments. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. Our four operating segments are the United States (U.S.), Europe/Africa/Middle East (EuAfME), Canada/Latin America (CLAR) and Asia/Pacific (APAC). See Notes to Condensed Consolidated and Combined Financial Statements—Note 16. Segment and Other Revenue Information.
On February 6, 2013, an initial public offering (IPO) of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. Currently, Pfizer owns 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors. On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange under the symbol “ZTS.” Prior to

26 |

and in connection with the IPO, we completed a $3.65 billion senior notes offering and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We refer to the transactions to separate our business from Pfizer as described here and elsewhere in this quarterly report as the Separation.
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
A summary of our first quarter 2013 performance compared to the comparable 2012 period follows:

	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Revenues	$1,090	$1,047	4
Net income attributable to Zoetis	140	111	26
Adjusted net income(a)	179	152	18

(a)	Adjusted net income is a non-GAAP financial measure, see the "Adjusted net income" section of this MD&A for more information.
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

27 |

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
The overall economic environment
In addition to industry-specific factors, we, like other businesses, continue to face the effects of the current challenging economic environment. Growth in both the livestock and companion animal sectors is driven by overall economic development and related growth, particularly in many emerging markets. Certain of our customers and suppliers have been affected directly by the economic downturn, which decreases the demand for our products and hinders our ability to collect amounts due from customers.
The cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products are intended to improve livestock producers’ economic outcomes. As a result, historically demand for our products has often been more stable than demand for other production inputs. Similarly, industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care. While these factors have mitigated the impacts of the challenging economic environment, the impact of difficult macroeconomic conditions increases over time.
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
For example, the drought currently impacting parts of the U.S. is considered the worst in many years, impacting both the supply of corn and the availability of grazing pasture. The decrease in harvested corn has resulted in higher corn prices, which has impacted the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock size that result in reduced spending on animal health products. Reduced availability of grazing pasture may also force cattle producers to cull their herds. Fewer heads of cattle results in reduced demand for our products. A prolonged drought could have a material adverse effect on our operating results and financial condition. The drought has affected our performance in the U.S. cattle market in the first quarter of 2013 and may continue to affect our performance during the remainder of 2013. Factors influencing the magnitude and timing of effects of a drought on our performance include, but may not be limited to, weather patterns and herd management decisions.
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

28 |

In 2013, there have been several reported cases of the H7N9 avian influenza virus in China. In late March 2013, the Chinese government reported the first case of the H7N9 avian influenza virus. Since that time, over 100 cases have been detected. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2013 global revenue will not be significant. While China continues to represent a growth opportunity for us, sales in this country represented less than 2% of our total revenue in 2012 and the majority were generated by our swine business.
Foreign exchange rates
Significant portions of our revenues and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. For the three months ended March 31, 2013, approximately 54% of our revenues were denominated in foreign currencies. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2013, approximately 46% of our total revenues were in U.S. dollars, and our year-over-year revenue growth was unfavorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for the three months ended March 31, 2013. We will experience ongoing adverse impacts to earnings as our revenues, costs and expenses will be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations.
Comparability of historical results and our relationship with Pfizer
During the periods covered by the combined financial statements prior to our IPO, we operated solely as a business unit of Pfizer. The combined financial statements have been derived from the consolidated financial statements and accounting records of Pfizer and include allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. The combined financial statements do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as a standalone public company during these periods. In addition, the historical combined financial statements may not be reflective of what our results of operations, comprehensive income/(loss), financial position, equity or cash flows might be in the future as a standalone public company.
For a detailed description of the basis of presentation and an understanding of the limitations of the predictive value of the historical combined financial statements, see Notes to Condensed Consolidated and Combined Financial Statements—Note 3. Basis of Presentation.
The historical balance sheets may not be comparable to the balance sheet of the standalone company, which reflects the transfer by Pfizer of substantially all of its animal health business to us. Non-comparable elements include, for example, the allocation of Pfizer debt which was not transferred, cash and cash equivalents which were transferred at a predetermined amount, and other assets and liabilities which were not transferred due to legal restrictions and other decisions taken by Pfizer.
Our historical expenses are not necessarily indicative of the expenses we may incur in the future as a standalone public company. With respect to support functions, for example, our historical combined financial statements include expense allocations for certain support functions that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others. As part of the Separation, pursuant to agreements with Pfizer, Pfizer provides us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we are incurring other costs to replace the services and resources that will not be provided by Pfizer. As a standalone public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from Pfizer.
We also expect to incur certain nonrecurring costs related largely to becoming a standalone public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of a standalone infrastructure, site separation and certain legal registration and patent assignment costs. In addition, we will also incur certain costs related to the completion of FDAH integration activities. We expect these costs to range between approximately $170 million to $200 million in 2013 and an additional $70 million to $100 million in 2014. We also expect to incur internal costs to implement certain new systems, including infrastructure and an enterprise resource planning system, while our legacy systems are being fully supported by Pfizer under the transitional services agreement. We estimate these costs to range between approximately $30 million to $40 million in both 2013 and 2014.
These estimates exclude the impact of any depreciation or amortization of capitalized separation expenditures. In addition, many of our employees currently participate in certain Pfizer equity award plans. Upon any Distribution, assuming that Pfizer no longer owns a controlling interest in the company, certain Pfizer awards will accelerate vesting under their terms, and the Company may further incur additional compensation expense replacing forfeited awards to Zoetis employees. If a Distribution were to occur in 2013, we estimate these expenses could approximate $28 million ($17 million net of tax), depending upon the timing of the Distribution and the fair value of the unvested Pfizer awards at the time of Distribution.

29 |

Public company expenses
As a result of the IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. We have established additional procedures and practices as a standalone public company. As a result, we are incurring additional costs, including internal audit, investor relations, stock administration and regulatory compliance costs.
Recent significant acquisitions and government-mandated divestitures
The assets, liabilities, operating results and cash flows of acquired businesses are included in our results commencing from their respective acquisition dates.
Delays in establishing new operating subsidiaries
Due to local regulatory and operational requirements in certain non-U.S. jurisdictions, the transfer to us of certain assets and liabilities of Pfizer's animal health business has not yet legally occurred. These assets and liabilities are not material to our combined financial statements, individually or in the aggregate.
Agreements with Pfizer
On February 6, 2013, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. This agreement has a service commencement date of January 1, 2013 in the United States and December 1, 2012 for our international locations. In addition, we also entered into a master manufacturing and supply agreement with Pfizer on October 1, 2012, whereby we and Pfizer agreed to manufacture and supply products to each other commencing January 1, 2013. See Notes to Condensed Consolidated and Combined Financial Statements— Note 17B. Related Party Transactions: Agreements with Pfizer for more information related to these and other agreements, including the related costs.
Analysis of the condensed consolidated and combined statements of income
The following discussion and analysis of our statements of income should be read along with our consolidated and combined financial statements and the notes thereto included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Revenues	$1,090	$1,047	4
Costs and expenses:
Cost of sales(a)	402	393	2
% of revenues	37%	38%
Selling, general and administrative expenses(a)	357	338	6
% of revenues	33%	32%
Research and development expenses(a)	90	102	(12)
% of revenues	8%	10%
Amortization of intangible assets(a)	15	16	(6)
Restructuring charges and certain acquisition-related costs	7	25	(72)
Interest expense	22	8	175
Other (income)/deductions—net	5	(6)	(183)
Income before provision for taxes on income	192	171	12
% of revenues	18%	16%
Provision for taxes on income	52	59	(12)
Effective tax rate	27.1%	34.5%
Net income before allocation to noncontrolling interests	140	112	25
Less: Net income attributable to noncontrolling interests	—	1	(100)
Net income attributable to Zoetis	$140	$111	26
% of revenues	13%	11%
Certain amounts and percentages may reflect rounding adjustments.

(a)
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate.

30 |

Revenues
Three months ended March 31, 2013 vs. three months ended April 1, 2012
Total revenues increased $43 million, or 4%, in the first quarter of 2013 compared to the first quarter of 2012, reflecting higher operational revenues of $52 million or 5%, offset by the unfavorable impact of foreign exchange, which decreased revenues by approximately $9 million, or 1%. We experienced operational growth across each of our regional segments, led by the increased revenues in the U.S. segment.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Cost of sales(a)	$402	$393	2%
% of revenue	37%	38%
Certain amounts and percentages may reflect rounding adjustments.

(a)
Allocation of corporate enabling functions and charges under the transitional services agreement were $3 million in the first quarter of 2013. Allocation of corporate enabling functions was $1 million in the first quarter of 2012.

Three months ended March 31, 2013 vs. three months ended April 1, 2012
Cost of sales increased, $9 million or 2%, in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of revenue growth, partially offset by:

•	operational efficiencies and related savings; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees.

Selling, general and administrative expenses
	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Selling, general and administrative expenses(a)	$357	$338	6%
% of revenue	33%	32%
Certain amounts and percentages may reflect rounding adjustments.

(a)
Allocation of corporate enabling functions and charges under the transitional services agreement were $24 million in the first quarter of 2013. Allocation of corporate enabling functions was $63 million in the first quarter of 2012.

Three months ended March 31, 2013 vs. three months ended April 1, 2012
SG&A expenses increased by $19 million, or 6%, in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of:

•	additional one-time costs of $32 million related to becoming a standalone public company;

•	increased marketing and distribution costs in support of the U.S. business revenue growth; and

•	initiatives to increase sales in certain emerging markets,
partially offset by:

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees; and

•	favorable foreign exchange.

Research and development expenses
	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Research and development expenses(a)	$90	$102	(12)%
% of revenue	8%	10%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions was $15 million in the first quarter of 2012.

31 |

Three months ended March 31, 2013 vs. three months ended April 1, 2012
R&D expenses decreased $12 million or 12% in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of:

•	the nonrecurrence of depreciation expense in 2012 related to the closing of an R&D facility in the U.K.; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees.

Amortization of intangible assets
	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Amortization of intangible assets	$15	$16	(6)%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2013 vs. three months ended April 1, 2012
Amortization of intangible assets decreased $1 million, or 6%, in the first quarter of 2013 compared to the first quarter of 2012, which reflects the impact of impairments taken in 2013 and 2012.

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Restructuring charges and certain acquisition-
related costs(a)	$7	$25	(72)%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of Restructuring charges and certain acquisition-related costs was $18 million in the first quarter of 2012.
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
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated and Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Three months ended March 31, 2013 vs. three months ended April 1, 2012
Restructuring charges and certain acquisition-related costs decreased $18 million, or 72%, primarily as a result of the nonrecurrence of allocated charges from Pfizer.

Interest Expense
	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Interest Expense	$22	$8	175%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2013 vs. three months ended April 1, 2012
Interest expense increased $14 million or 175% in the first quarter of 2013 compared to the first quarter of 2012, primarily due to the issuance of our senior notes on January 28, 2013. Interest expense related to allocated debt was $2 million and $8 million for the three months ended March 31, 2013 and April 1, 2012, respectively. Interest expense related to our senior notes offering in January 2013, including amortization of debt discount and fees, was $20 million in first quarter of 2013.

32 |

Other (income)/deductions—net
	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Other (income)/deductions—net	$5	$(6)	(183)%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2013 vs. three months ended April 1, 2012
The change in Other (income)/deductions—net reflects an unfavorable impact of $11 million on income attributable to Zoetis in 2013 compared to 2012, primarily as a result of foreign currency loss related to the Venezuela currency devaluation in February 2013.

Provision for taxes on income
	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Provision for taxes on income	$52	$59	(12)%
Effective tax rate	27.1%	34.5%
Certain amounts and percentages may reflect rounding adjustments.
Our effective tax rate was 27.1% for the first quarter of 2013, compared to 34.5% for the first quarter of 2012. The lower effective tax rate in the three months ended March 31, 2013 compared to the three months ended April 1, 2012 is primarily due to:

•	incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012;

•	changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs; and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit which was retroactively extended on January 3, 2013.

33 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of our revenues between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,	April 1,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	exchange	Operational
U.S.
Livestock	$245	$240	2%	—	2%
Companion animal	209	185	13%	—	13%
	454	425	7%	—	7%
EuAfME
Livestock	195	187	4%	1%	3%
Companion animal	95	88	8%	2%	6%
	290	275	5%	1%	4%
CLAR
Livestock	139	138	1%	(5)%	6%
Companion animal	32	35	(9)%	(4)%	(5)%
	171	173	(1)%	(5)%	4%
APAC
Livestock	127	126	1%	(2)%	3%
Companion animal	48	48	—	(2)%	2%
	175	174	1%	(1)%	2%
Total
Livestock	706	691	2%	(1)%	3%
Companion animal	384	356	8%	—	8%
	$1,090	$1,047	4%	(1)%	5%
Certain amounts and percentages may reflect rounding adjustments.
Earnings information by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,	April 1,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	exchange	Operational
U.S.	$234	$217	8%	—	8%
EuAfME	117	104	13%	(3)%	16%
CLAR	52	54	(4)%	(13)%	9%
APAC	75	71	6%	—	6%
Total reportable segments	478	446	7%	(3)%	10%
Other business activities	(74)	(65)	14%
Reconciling Items:
Corporate	(116)	(129)	(10)%
Purchase accounting adjustments	(12)	(13)	(8)%
Acquisition-related costs	(6)	(14)	(57)%
Certain significant items	(42)	(31)	35%
Other unallocated	(36)	(23)	57%
Income before income taxes	$192	$171	12%
Certain amounts and percentages may reflect rounding adjustments.

34 |

Three months ended March 31, 2013 vs. three months ended April 1, 2012
U.S. operating segment
U.S. segment revenues increased by $29 million, or 7%, in the first quarter of 2013 compared to the first quarter of 2012, of which approximately $5 million resulted from growth in livestock products and approximately $24 million resulted from growth in companion animal products.

•
Livestock revenue growth was due to higher sales of swine and poultry products, partially offset by a decline in cattle sales. Livestock sales were driven by the successful execution of a new portfolio pricing structure implemented late in 2012, price increases in the first quarter of 2013, increased sales of swine vaccines, and growth in medicated feed additives across cattle, poultry and swine. Lower cattle sales were driven by herd reductions due to the impact of the U.S. drought conditions.

•	Companion animal revenue growth was driven by a competitor supply issue that has now been resolved, improving market dynamics, price increases and new promotional campaigns.
U.S. segment earnings increased by $17 million, or 8%, in the first quarter of 2013 compared to the first quarter of 2012, in line with revenue growth. Additionally, earnings growth was driven by higher gross margins due to favorable mix from companion animal sales.
EuAfME operating segment
EuAfME segment revenues increased by $15 million, or 5%, in the first quarter of 2013 compared to the first quarter of 2012. Operational revenue growth was $12 million, or 4%, of which approximately $6 million resulted from growth in livestock products and approximately $6 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven primarily by growth in the swine and poultry portfolios. The launch of a new swine vaccine that prevents porcine circovirus type 2 across many markets in the region also contributed to this growth. Additionally, the poultry product portfolio had strong sales growth in the European Union. Results were partially offset by continued adverse macroeconomic conditions throughout Western Europe.

•
Companion animal revenue growth was favorably impacted by the timing of price increases in certain countries which took place earlier in 2013 than in 2012. Results were partially offset by continued adverse macroeconomic conditions throughout Western Europe. We continue to see challenging economic conditions, particularly in Southern Europe. We expect that unseasonably cold weather across much of Europe will likely delay the start of the parasiticide season, which normally begins early in the second quarter.

Additionally, segment revenues were favorably impacted by foreign exchange, which increased revenues by approximately $3 million, or 1%.
EuAfME segment earnings increased by $13 million, or 13%, in the first quarter of 2013 compared to the first quarter of 2012. The primary drivers of the increase were revenue growth, higher gross margins and operating expense management. Segment earnings were unfavorably impacted by foreign exchange of approximately 3% in the first quarter of 2013.
CLAR operating segment
CLAR segment revenues decreased by $2 million, or 1%, in the first quarter of 2013 compared to the first quarter of 2012. Operational revenue growth was $7 million, or 4%, of which approximately $8 million resulted from growth in livestock products, offset by a $1 million decline in companion animal products sales. Results in the region are largely driven by performance in its two largest markets, Brazil and Canada.

•
Livestock revenue was favorably impacted by growth in swine and poultry products in Brazil. Cattle revenues in Canada also benefited from a strong fall calf season. Additionally, swine vaccines benefited from continued demand in South America across several product lines, including Improvac/Improvest, a product that reduces boar taint without the need for surgical castration.

•
Companion animal revenue declines were primarily due to a competitor supply issue in Canada that benefited the first quarter of 2012 as well as an early flea and tick season caused by unusually warm weather in the prior year. These declines were partially offset by strong companion animal demand in Brazil and the launch of Trocoxil, a canine pain medication, in the region in late 2012.

Additionally, segment revenues were unfavorably impacted by foreign exchange, which decreased revenues by approximately $9 million, or 5%.
CLAR segment earnings decreased by $2 million, or 4%, in the first quarter of 2013 compared to the first quarter of 2012. Operational earnings growth was $5 million, or 9%, in the first quarter of 2013 compared to the first quarter of 2012. The increase was driven by revenue growth while operating expenses decreased. This performance was offset by the impact of the Venezuela currency devaluation, which unfavorably impacted earnings by $9 million.
APAC operating segment
APAC segment revenues increased by $1 million, or 1%, in the first quarter of 2013 compared to the first quarter of 2012. Operational revenue growth was $4 million, or 2%, of which approximately $3 million resulted from growth in livestock products and approximately $1 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by higher sales of swine products, particularly in our porcine circovirus type 2 vaccine, which was launched in several new markets in Southeast Asia and Taiwan. Growth in the poultry portfolio also positively contributed to the livestock performance. Australia, our largest market in the region, New Zealand and the Southeast Asia region all contributed positive

35 |

growth. The increase in revenues was partially offset by a decline in Japan livestock sales due to the challenging economic conditions in this market.

•	Companion animal revenue growth was modest, with the majority of the growth coming as a result of targeted marketing campaigns and sales force efforts.
Additionally, segment revenues were unfavorably impacted by foreign exchange, which decreased revenues by approximately $3 million, or 1%.
APAC segment operating earnings increased by $4 million, or 6%, in the first quarter of 2013 compared to the first quarter of 2012. This reflects gross margin favorability driven by favorable product mix, partially offset by higher operating expenses due to increased promotional efforts.
Other business activities
Reflects the R&D activity managed by our centralized Research and Development Organization. Our centralized spending on R&D increased by $9 million, or 14%, in the first quarter of 2013 compared to the first quarter of 2012, primarily due to $11 million in comparable R&D expense for the first quarter of 2012 included in the Corporate segment related to operations now managed by the Research and Development Organization.
Reconciling items
See Notes to Condensed Consolidated and Combined Financial Statements—Note 16. Segment and Other Revenue Information for more information.
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
We also recognize that, as an internal measure of performance, the adjusted net income measure has limitations, and we do not restrict our performance management process solely to this metric. A limitation of the adjusted net income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies. We also use other specifically tailored tools designed to achieve the highest levels of performance.
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the Pharmacia Animal Health business (acquired in 2003), Fort Dodge Animal Health (FDAH) (acquired in 2009) and King Animal Health (KAH) (acquired in 2011), include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.
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

36 |

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
The integration and restructuring costs associated with a business combination may occur over several years, with the more significant impacts ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy. For example, due to the regulated nature of the animal health medicines and vaccines business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the Food and Drug Administration and/or other regulatory authorities.
Certain significant items
Adjusted net income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; costs related to becoming a standalone public company; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated and Combined Financial Statements—Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Reported net income attributable to Zoetis	$140	$111	26
Purchase accounting adjustments—net of tax	8	9	(11)
Acquisition-related costs—net of tax	4	9	(56)
Certain significant items—net of tax	27	23	17
Adjusted net income(a)	$179	$152	18
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 29.0% and 33.2% for the first quarter of 2013 and 2012, respectively. The lower effective tax rate in 2013 compared to 2012 is due to incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012, as well as changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. In addition, we recognized a $2 million discrete income tax provision benefit during the first quarter of 2013 related to the 2012 U.S research and development tax credit which was retroactively extended on January 3, 2013.

37 |

The following table provides a reconciliation of reported diluted EPS, as reported under U.S. GAAP, and non-GAAP adjusted diluted EPS:

	Three Months Ended
	March 31,	April 1,	%
	2013	2012	Change
Earnings per share—diluted(a)(b):
GAAP Reported net income attributable to Zoetis	$0.28	$0.22	27
Purchase accounting adjustments—net of tax	0.02	0.02	—
Acquisition-related costs—net of tax	0.01	0.02	(50)
Certain significant items—net of tax	0.05	0.05	—
Non-GAAP adjusted net income	$0.36	$0.30	20
Certain amounts and percentages may reflect rounding adjustments.

(a)
The weighted-average shares outstanding for diluted earnings per share for the period prior to the IPO was calculated using an aggregate of 500 million shares of Class A and Class B common stock outstanding, which was the number of Zoetis Inc. shares outstanding immediately prior to the IPO. For the three months ended March 31, 2013, diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the incremental shares outstanding assuming the exercise of dilutive restricted stock units and stock options.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Interest	$22	$8
Taxes	73	76
Depreciation	35	19
Amortization	5	4

38 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,	April 1,
(MILLIONS OF DOLLARS)	2013	2012
Purchase accounting adjustments:
Amortization and depreciation(a)	$11	$12
Cost of sales(b)	1	1
Total purchase accounting adjustments—pre-tax	12	13
Income taxes(c)	4	4
Total purchase accounting adjustments—net of tax	8	9
Acquisition-related costs(d):
Integration costs(e)	4	9
Restructuring costs(e)	2	2
Additional depreciation—asset restructuring(f)	—	3
Total acquisition-related costs—pre-tax	6	14
Income taxes(c)	2	5
Total acquisition-related costs—net of tax	4	9
Certain significant items(g):
Restructuring charges(h)	1	14
Implementation costs and additional depreciation—asset restructuring(f)	2	10
Certain asset impairment charges(i)	1	—
Stand-up costs(j)	34	6
Other	4	1
Total significant items—pre-tax	42	31
Income taxes(c)	15	8
Total significant items—net of tax	27	23
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$39	$41
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expense related to purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows in the first quarter of 2013 and 2012: $11 million and $12 million in Amortization of intangible assets.

(b)	Included in Cost of sales is depreciation expense of $1 million and $1 million in the first quarter of 2013 and 2012, respectively.

(c)	Included in Provision for taxes on income.

(d)
Acquisition-related costs were distributed as follows in the first quarter of 2013 and 2012, respectively: $0 million and $3 million in Cost of sales; $6 million and $11 million in Restructuring charges and certain acquisition-related costs.

(e)
Included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated and Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(f)
Amounts primarily relate to our cost-reduction/productivity initiatives. See Notes to Condensed Consolidated and Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(g)
Certain significant items were distributed as follows in the first quarter of 2013 and 2012, respectively: $3 million and $1 million in Cost of sales; $35 million and $7 million in Selling, general and administrative expenses; $0 million and $9 million in Research and development expenses; $1 million and $14 million in Restructuring charges and certain acquisition-related costs; $3 million and $0 million in Other (Income)/Deductions—Net.

(h)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated and Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(i)	Included in Other (income)/deductions—net. See Notes to Condensed Consolidated and Combined Financial Statements—Note 6. Other (Income)/Deductions—Net for more information.

(j)
Certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs which were distributed as follows in the first quarter of 2013 and 2012: $2 million and $0 million in Cost of sales; $32 million and $6 million in Selling, general and administrative expenses.

39 |

Our financial guidance for 2013
Our 2013 financial guidance is summarized below:

Selected Line Items
Revenues	$4,425 to $4,525 million
Adjusted cost of sales as a percentage of revenues(a)	35% to 36%
Adjusted SG&A expenses(a)	$1,385 to $1,435 million
Adjusted R&D expenses(a)	$385 to $415 million
Adjusted interest expense(a)	Approximately $115 million
Adjusted other(income)/deductions(a)	Approximately $20 million income
Effective tax rate on adjusted net income(a)	Approximately 29.5%
Reported diluted EPS	$1.00 to $1.06
Adjusted diluted EPS(a)	$1.36 to $1.42
Certain significant items(b) and acquisition-related costs	$200 to $240 million

(a)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

The exchange rates in connection with the 2013 financial guidance assumes a blend of the actual exchange rates in effect during the first quarter of 2013 and a mid-April exchange rate for the remainder of the year.
A reconciliation of 2013 adjusted net income and adjusted diluted EPS guidance to 2013 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full-Year 2013 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$680 - $710	~$1.36 - $1.42
Purchase accounting adjustments	(35)	(0.07)
Certain significant items(b) and acquisition-related costs	(130 - 160)	(0.26 - 0.32)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$500 - $530	~$1.00 - $1.06

(a)	For an understanding of adjusted net income, see the “Adjusted net income” section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

Our 2013 financial guidance is subject to a number of factors and uncertainties—as described in the “Forward-looking information and factors that may affect future results,” “Our operating environment” and “Our strategy” and in Part I, Item 1A. “Risk Factors” of our 2012 Annual Report on Form 10-K.
Analysis of the condensed consolidated and combined statements of comprehensive income
Virtually all changes in other comprehensive income for the periods presented are related to foreign currency translation adjustments. These changes result from the strengthening or weakening of the U.S. dollar as compared to the currencies in the countries in which we do business. The gains and losses associated with these changes are deferred on the balance sheet in Accumulated other comprehensive loss until realized.
Analysis of the condensed consolidated and combined balance sheets
March 31, 2013 vs. December 31, 2012
For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including current portion of allocated long term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of Separation Adjustments, partially offset by operational increases due to higher net sales. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.
Receivable from Pfizer Inc. and Payable to Pfizer Inc. are the result of related party transactions. See Notes to Condensed Consolidated and Combined Financial Statements— Note 17. Related Party Transactions for more information related to these agreements.
Inventories decreased primarily as a result of Separation Adjustments, as well as operational reductions. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation and Note 10. Inventories.

40 |

The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities and Other taxes payable primarily reflect Separation Adjustments. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation and Note 7. Income Taxes.

Property, plant and equipment, less accumulated depreciation was virtually unchanged as Separation Adjustments were offset by operational activity (depreciation and capital spending). See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.
Accounts payable decreased due to timing of payments.
Dividends payable relates to the dividend declared on March 28, 2013.
Accrued Compensation and related items declined primarily due to the payment of 2012 annual bonuses to eligible U.S.-based employees in the first quarter of 2013.
Long-term debt reflects the senior notes offering. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2C. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Senior Notes Offering and Note 9D. Financial Instruments: Senior Notes Offering.
Allocated long-term debt decreased as a result of Separation Adjustments. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.
Other noncurrent liabilities increased as a result of Separation Adjustments. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering and Initial Public Offering: Adjustments Associated with the Separation.
For an analysis of the changes in Total Equity, see the Condensed Consolidated and Combined Statements of Equity.
Analysis of the condensed consolidated and combined statements of cash flows

	Three Months Ended
	March 31,	April 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Net cash provided by (used in):
Operating activities	$281	$(4)	*
Investing activities	(22)	(33)	33
Financing activities	(108)	71	*
Effect of exchange-rate changes on cash and cash equivalents	—	—	*
Net increase in cash and cash equivalents	$151	$34	*
Certain amounts and percentages may reflect rounding adjustments.
*    Calculation not meaningful.
Operating activities
Three months ended March 31, 2013 vs. three months ended April 1, 2012
Our net cash provided by operating activities was $281 million in the first quarter of 2013 compared to cash used in operating activities of $4 million in the first quarter of 2012. This increase in operating cash flows was primarily attributable to timing of receipts and payments in the ordinary course of business and operational reductions in inventory.
For the three months ended April 1, 2012, the line item "Other changes in assets and liabilities, net of transfers with Pfizer Inc." primarily reflects the timing of production of certain products, which are produced only once a year.
Investing activities
Three months ended March 31, 2013 vs. three months ended April 1, 2012
Our net cash used in investing activities was $22 million in the first quarter of 2013 compared to cash used in investing activities of $33 million in the first quarter of 2012. The decrease in investing cash flows used was primarily attributable to lower expenditures for property, plant and equipment.

41 |

Financing activities
Three months ended March 31, 2013 vs. three months ended April 1, 2012
Our net cash used in financing activities was $108 million in the first quarter 2012 compared to cash provided by financing activities of $71 million in the first quarter of 2012. The decrease in net cash provided by financing activities was attributable to the net transfers from Pfizer as a result of the Separation.
Analysis of financial condition, liquidity and capital resources
While we believe our cash and cash equivalents on hand, our operating cash flows and our existing financing arrangements will be sufficient to support our future cash needs, this may be subject to the environment in which we operate. Risks to our meeting future funding requirements include global economic conditions described in the following paragraph.
Over the last five years, the global financial markets have undergone and may continue to experience significant volatility and disruption. The timing and sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions may arise. As markets change, we will continue to monitor our liquidity position, and there can be no assurance that the challenging economic environment or a further economic downturn would not impact our liquidity or our ability to obtain future financing.
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Cash and cash equivalents(a)	$468	$317
Accounts receivable, net(b)	861	900
Short-term borrowings, including current portion of allocated long-term debt in 2012(c)	6	73
Allocated long-term debt(c)	—	509
Long-term debt(d)	3,640	—
Working capital	1,655	1,741
Ratio of current assets to current liabilities	2.29:1	2.55:1

(a)
Prior to our IPO, we participated in Pfizer's centralized cash management system, and generally all of our excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded, as needed, by Pfizer.

(b)
Accounts receivable are usually collected over a period of 60 to 90 days. For the three months ended March 31, 2013 compared to December 31, 2012, the number of days that accounts receivables are outstanding decreased slightly. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

(c)
The combined financial statements for December 31, 2012 include an allocation of long-term debt from Pfizer that was issued to partially finance the acquisition of Wyeth (including FDAH). The debt has been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth. After the IPO, Pfizer retained the allocated debt.

(d)
Consists of $3.65 billion aggregate principal amount of our senior notes, with an original issue discount of $10 million. The senior notes are comprised of $400 million aggregate principal amount of our 1.150% senior notes due 2016, $750 million aggregate principal amount of our 1.875% senior notes due 2018, $1.35 billion aggregate principal amount of our 3.250% Senior Notes due 2023 and $1.15 billion aggregate principal amount of our 4.700% senior notes due 2043.

For additional information about the sources and uses of our funds, see "Analysis of the condensed consolidated and combined balance sheets" and "Analysis of the condensed consolidated and combined statements of cash flows" sections of the MD&A.
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and expires in December 2017. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. There are currently no borrowings outstanding.
We have additional lines of credit with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2013, we had access to $52 million of lines of credit and had $6 million of borrowings outstanding.
Domestic and international short-term funds
Many of our operations are conducted outside the U.S. As part of the Separation, we received significant portions of cash and cash equivalents held internationally. Approximately 60% of cash and cash equivalents transferred was held outside the U.S. Going forward, the amount of funds

42 |

held in U.S. tax jurisdictions will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside the U.S., no accrual for U.S. taxes is provided.
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
Debt
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
The senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the senior notes may be declared immediately due and payable.
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
The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
2016 Senior Note	$400 million	1.150%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2016
2018 Senior Note	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2023 Senior Note	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2043 Senior Note	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
Credit Ratings
Two major corporate debt-rating organizations, Moody's and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa2	Stable	January 2013
S&P	A-3	BBB-	Stable	January 2013
Pension Obligations
As part of the Separation, Pfizer transferred to us, the net pension obligation of $25 million associated with certain international defined benefit plans. Estimated net pension obligations of approximately $23 million, associated with additional defined benefit pension plans in certain international locations, are expected to be transferred to us, later in 2013, in accordance with the applicable local separation agreements. We

43 |

expect to contribute approximately $7 million to the plans in 2013. For additional information, see Notes to Condensed Consolidated and Combined Financial Statements—Note 12. Benefit Plans.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2013 or December 31, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Condensed Consolidated and Combined Financial Statements—Note 4A. Significant Accounting Policies: New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2013
In March 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the accounting for cumulative translation adjustment (CTA) upon derecognition of assets or investment within a foreign entity. This new standard provides additional CTA accounting guidance on sales or transfers of foreign entity investments and assets, as well as step acquisitions involving a foreign entity. The provisions of the new standard are effective January 1, 2014, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.
In February 2013, the FASB issued an accounting standards update regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings. The provisions of this standard require that these obligations are measured at the amount representing the agreed upon obligation of the company, as well as additional liability amounts it expects to assume on behalf of other parties in the arrangement. The provisions of the new standard are effective January 1, 2014, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.
Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
In particular, forward-looking statements include statements relating to the Separation, our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, new systems infrastructure stand-up, our 2013 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, dividend plans, the timing and structuring of the Distribution, our agreements with Pfizer, Pfizer's control of our company, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	emerging restrictions and bans on the use of antibacterials in food-producing animals;

•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	changes in tax laws and regulation;

•	an outbreak of infectious disease carried by animals;

•	adverse weather conditions and the availability of natural resources;

•	adverse global economic conditions;

•	failure of our R&D, acquisition and licensing efforts to generate new products;

•	quarterly fluctuations in demand and costs;

•
failure to achieve the expected benefits of the Separation or the Distribution, which include improved strategic and operational efficiency, the adoption of a capital structure and investment and dividend policies that are designed for our standalone company, the

44 |

use of our equity to facilitate future acquisitions and improved alignment of employee incentives with our performance and growth objectives;

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

However, there may also be other risks that we are unable to predict at this time. These risks or uncertainties may cause actual results to differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the above to be a complete discussion of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
A significant portion of our revenues and costs are exposed to changes in foreign exchange rates. In addition, our outstanding borrowings may be subject to risk from changes in interest rates and foreign exchange rates. The overall objective of our financial risk management program is to seek to minimize the impact of foreign exchange rate movements and interest rate movements on our earnings. We manage these financial exposures through operational means and by using certain financial instruments. These practices may change as economic conditions change.
Foreign exchange risk
Our primary net foreign currency translation exposures are the euro, Brazilian real and Australian dollar. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at March 31, 2013 were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Condensed Consolidated and Combined Financial Statements—Note 4B. Significant Accounting Policies: Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at March 31, 2013 indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $30 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $33 million. For additional details, see Notes to Condensed Consolidated and Combined Financial Statements—Note 9E. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At March 31, 2013, we had no outstanding principal balance under our credit facility. See Notes to Condensed Consolidated and Combined Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

45 |

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated and Combined Financial Statements—Note 15. Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Information and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2012 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated be reference herein. There have been no material changes from the risk factors disclosed in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
None
Item 5.     Other Information
None

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Annual Report on Form 10-K 2012 filed on March 28, 2013)
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Annual Report on Form 10-K 2012 filed on March 28, 2013)
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

46 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 15, 2013	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

May 15, 2013	By:	/S/ RICHARD A. PASSOV
Richard A. Passov
Chief Financial Officer

47 |