Form 10-Q
period 2013-06-30
Zoetis Inc.
filed 2013-08-14
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the transition period from __________ to __________
Commission File Number: 001-35797

Zoetis Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-0696167
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
100 Campus Drive, Florham Park, New Jersey	07932
(Address of principal executive offices)	(Zip Code)

(973) 822-7000
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 9, 2013, there were 500,000,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2013	2012	2013	2012
Revenue	$1,114	$1,094	$2,204	$2,141
Costs and expenses:
Cost of sales(a)	416	378	818	771
Selling, general and administrative expenses(a)	399	344	756	682
Research and development expenses(a)	95	92	185	194
Amortization of intangible assets(a)	15	16	30	32
Restructuring charges and certain acquisition-related costs	(20)	24	(13)	49
Interest expense	32	8	54	16
Other (income)/deductions—net	(10)	(20)	(5)	(26)
Income before provision for taxes on income	187	252	379	423
Provision for taxes on income	59	79	111	138
Net income before allocation to noncontrolling interests	128	173	268	285
Less: Net income attributable to noncontrolling interests	—	—	—	1
Net income attributable to Zoetis Inc.	$128	$173	$268	$284
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.26	$0.35	$0.54	$0.57
Diluted	$0.26	$0.35	$0.54	$0.57
Weighted-average common shares outstanding:
Basic	500.000	500.000	500.000	500.000
Diluted	500.217	500.000	500.164	500.000
Dividends declared per common share	$0.065	$—	$0.130	$—

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Net income before allocation to noncontrolling interests	$128	$173	$268	$285
Other comprehensive income/(loss), net of taxes and reclassification adjustments(a):
Foreign currency translation adjustments, net	(33)	(162)	(17)	(128)
Benefit plans: Actuarial losses, net	(1)	—	(3)	—
Total other comprehensive income/(loss), net of tax	(34)	(162)	(20)	(128)
Comprehensive income before allocation to noncontrolling interests	94	11	248	157
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to Zoetis Inc.	$94	$11	$248	$156

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	June 30,	December 31,
	2013(a)	2012(a)
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$369	$317
Accounts receivable, less allowance for doubtful accounts of $34 in 2013 and $49 in 2012	1,137	900
Inventories	1,257	1,345
Current deferred tax assets	92	101
Other current assets	227	201
Total current assets	3,082	2,864
Property, plant and equipment, less accumulated depreciation of $974 in 2013 and $1,011 in 2012	1,252	1,241
Goodwill	982	985
Identifiable intangible assets, less accumulated amortization	834	868
Noncurrent deferred tax assets	54	216
Other noncurrent assets	57	88
Total assets	$6,261	$6,262

Liabilities and Equity
Short-term borrowings, including current portion of allocated long-term debt in 2012	$12	$73
Accounts payable	587	319
Accrued compensation and related items	157	194
Income taxes payable	83	30
Dividends payable	33	—
Other current liabilities	449	507
Total current liabilities	1,321	1,123
Long-term debt	3,640	—
Allocated long-term debt	—	509
Noncurrent deferred tax liabilities	308	323
Other taxes payable	38	159
Other noncurrent liabilities	131	107
Total liabilities	5,438	2,221
Commitments and contingencies
Business unit equity	—	4,183
Stockholders' equity:
Common stock, $0.01 par value: 5,000 authorized, 500 issued and outstanding	5	—
Additional paid-in capital	869	—
Retained earnings	109	—
Accumulated other comprehensive loss	(183)	(157)
Total Zoetis Inc. equity	800	4,026
Equity attributable to noncontrolling interests	23	15
Total equity	823	4,041
Total liabilities and equity	$6,261	$6,262
(a) The condensed consolidated balance sheet as of June 30, 2013 has been prepared under a different basis of presentation than the condensed combined balance sheet as of December 31, 2012, which significantly impacts comparability. See Note 3. Basis of Presentation.

See notes to condensed consolidated and combined financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
	Business		Additional		Other	Attributable to
	Unit	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Equity(a)	Stock(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2011	$3,785	$—	$—	$—	$(65)	$16	$3,736
Six months ended July 1, 2012
Comprehensive income	284	—	—	—	(128)	1	157
Share-based compensation expense	12	—	—	—	—	—	12
Dividends declared and paid	(62)	—	—	—	—	—	(62)
Net transfers between Pfizer Inc. and
noncontrolling interests	1	—	—	—	—	(1)	—
Net transfers—Pfizer Inc.	88	—	—	—	—	—	88
Balance, July 1, 2012	$4,108	$—	$—	$—	$(193)	$16	$3,931

Balance, December 31, 2012	$4,183	$—	$—	$—	$(157)	$15	$4,041
Six months ended June 30, 2013
Comprehensive income	94	—	—	174	(20)	—	248
Share-based compensation expense	3	—	28	—	—	—	31
Net transfers—Pfizer Inc.	(271)	—	—	—	—	—	(271)
Separation adjustments(c)	414	—	34	—	(6)	8	450
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	—	—	—
Reclassification of net liability due to Pfizer Inc.(e)	(60)	—	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in
connection with the Separation(f)	—	—	(3,551)	—	—	—	(3,551)
Issuance of common stock to Pfizer Inc.
in connection with the Separation and
reclassification of Business Unit Equity(f)	(4,363)	5	4,358	—	—	—	—
Dividends declared	—	—	—	(65)	—	—	(65)
Balance, June 30, 2013	$—	$5	$869	$109	$(183)	$23	$823

(a)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(b)	As of June 30, 2013, there were 500,000,000 outstanding shares of common stock.

(c)
For additional information, see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

(d)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 12. Benefit Plans.

(e)
Represents the reclassification of the Receivable from Pfizer Inc. and the Payable to Pfizer Inc. from Business Unit Equity as of the Separation date. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(f)	Reflects the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

See notes to condensed consolidated and combined financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012
Operating Activities
Net income before allocation to noncontrolling interests	$268	$285
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	102	102
Share-based compensation expense	31	12
Asset write-offs and asset impairments	3	6
Deferred taxes	(19)	(26)
Other non-cash adjustments	(1)	(3)
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.	(115)	(306)
Net cash provided by operating activities	269	70
Investing Activities
Purchases of property, plant and equipment	(80)	(55)
Acquisitions, net of cash acquired	—	(1)
Cash proceeds from the sale of property, plant and equipment	6	—
Other investing activities	—	(3)
Net cash used in investing activities	(74)	(59)
Financing Activities
Increase in short-term borrowings, net	12	—
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	2,624	—
Consideration paid to Pfizer Inc. in connection with the Separation(a)	(2,559)	—
Cash dividends paid(b)	(33)	(62)
Other net financing activities with Pfizer Inc.	(184)	80
Net cash (used in)/provided by financing activities	(140)	18
Effect of exchange-rate changes on cash and cash equivalents	(3)	(2)
Net increase in cash and cash equivalents	52	27
Cash and cash equivalents at beginning of period	317	79
Cash and cash equivalents at end of period	$369	$106

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$26	$147
Interest	—	23
Non-cash transactions:
Dividends declared, not paid	$33	$—
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(c)	992	—

(a)
Reflects the Separation transaction. Amount is net of the non-cash portion. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(b)	Payments to other non-Zoetis Pfizer Inc. entities for the six months ended July 1, 2012.

(c)
Reflects the non-cash portion of the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

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

2.	The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer
Pfizer Inc. (Pfizer) formed Zoetis to acquire, own and operate the animal health business of Pfizer. On June 24, 2013, Pfizer completed an exchange offer resulting in the full separation of Zoetis from Pfizer. For additional information see E. Exchange Offer.

A.	The Separation
In the first quarter of 2013, through a series of steps (collectively, the Separation), Pfizer transferred to us its subsidiaries holding substantially all of the assets and liabilities of its animal health business. In exchange, we transferred to Pfizer: (i) all of the issued and outstanding shares of our Class A common stock; (ii) all of the issued and outstanding shares of our Class B common stock; (iii) $1.0 billion in senior notes (see "Senior Notes Offering" below); and (iv) an amount of cash equal to substantially all of the net proceeds received in the senior notes offering (approximately $2.5 billion).

B.	Adjustments Associated with the Separation
In connection with the Separation, certain animal health assets and liabilities included in the pre-Separation balance sheet were retained by Pfizer and certain non-animal health assets and liabilities (not included in the pre-Separation balance sheet) were transferred to Zoetis. The adjustments to the historical balance sheet of Zoetis (collectively, the Separation Adjustments) representing approximately $450 million of net liabilities retained by Pfizer, were primarily related to the following:

•
The removal of inventories (approximately $74 million), property, plant and equipment (approximately $28 million) and miscellaneous other net liabilities (approximately $21 million) associated with certain non-dedicated manufacturing sites that were retained by Pfizer;

•
The addition of property, plant and equipment (approximately $56 million) associated with a non-dedicated manufacturing site that was transferred to us by Pfizer (and then leased back to Pfizer under operating leases), and the removal of the inventory (approximately $46 million) and net other assets (approximately $4 million) at that site as these assets were retained by Pfizer;

•	The addition of net benefit plan liabilities (approximately $25 million);

•
The elimination of (i) noncurrent deferred tax assets (some of which were included within noncurrent deferred tax liabilities due to jurisdictional netting) related to net operating loss and tax credit carryforwards; (ii) net tax liabilities associated with uncertain tax positions; (iii) noncurrent deferred tax liabilities related to deferred income taxes on unremitted earnings; and (iv) other allocated net tax assets, all of which (approximately $49 million in net tax asset accounts) were retained by Pfizer;

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

•	Certain net financial assets retained by Pfizer (approximately $45 million);

•
The removal of cash (approximately $7 million), inventories (approximately $5 million), property plant and equipment (approximately $8 million), miscellaneous other assets (approximately $3 million) and other miscellaneous liabilities (approximately $2 million) associated with non-U.S. Pfizer businesses that did not transfer to us from Pfizer;

•
The addition of net receivables from Pfizer (approximately $5 million) associated with certain foreign taxes directly resulting from certain aspects of the Separation that were the responsibility of Pfizer under the terms of the tax matters agreement, see Note 7B. Income Taxes: Tax Matters Agreement;

6 |

•
The addition of (i) inventory (approximately $15 million); (ii) net deferred tax assets (approximately $1 million); and (iii) miscellaneous other assets (approximately $5 million) transferred to us by Pfizer, and the removal of (i) property, plant and equipment (approximately $2 million); (ii) miscellaneous other liabilities (approximately $57 million), and (iii) the elimination of prepaid taxes (approximately $4 million) that were retained by Pfizer;

•	The addition of net benefit plan liabilities (approximately $16 million) associated with certain international plans that will be transferred from Pfizer to Zoetis in 2014. See Note 12. Benefit Plans.
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
After the Separation, on February 6, 2013, an IPO of 99,015,000 shares of our Class A common stock (including the exercise of the underwriters' over-allotment option) at a price of $26.00 per share was completed. Pfizer retained the net proceeds from the IPO.
Immediately following the IPO, there were 99,015,000 outstanding shares of Class A common stock and 400,985,000 outstanding shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Following the IPO, Pfizer owned all of the outstanding shares of our Class B Common Stock, all of which was converted to Class A common stock in connection with the Exchange Offer. See E. Exchange Offer. There are no longer any shares of our Class B Common Stock outstanding.
In connection with the IPO, we entered into certain agreements that provide a framework for an ongoing relationship with Pfizer. For additional information, see Note 17B. Transactions and Agreements with Pfizer: Agreements with Pfizer.

E.	Exchange Offer
On May 22, 2013, Pfizer announced an exchange offer whereby Pfizer shareholders could exchange a portion of Pfizer common stock for Zoetis common stock. The exchange offer was completed on June 24, 2013, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis.

3.	Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six-month periods ended May 26, 2013 and May 27, 2012.
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

•
The condensed combined statements of income for the three and six months ended July 1, 2012 and the pre-Separation period in the condensed consolidated statement of income include allocations from certain support functions (Enabling Functions) that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

Costs associated with business technology, facilities and human resources were allocated primarily using proportional allocation methods and, for legal and finance, primarily using specific identification. In all cases, for support function costs where proportional allocation methods were used, we determined whether the costs are primarily influenced by headcount (such as a significant majority of facilities and human resources costs) or by the size of the business (such as most business technology costs), and we also

7 |

determined whether the associated scope of those services provided are global, regional or local. Based on those analyses, the costs were allocated based on our share of worldwide revenues, domestic revenues, international revenues, regional revenues, country revenues, worldwide headcount, country headcount or site headcount, as appropriate.
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

•
The condensed combined statement of income for the three and six months ended July 1, 2012 and the pre-Separation period in the condensed consolidated statement of income include allocations of certain manufacturing and supply costs incurred by manufacturing plants that are shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group (collectively, Pfizer Global Supply, or PGS). These costs may include manufacturing variances and changes in the standard costs of inventory, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The condensed combined statement of income for the three and six months ended July 1, 2012 and the pre-Separation period in the condensed consolidated statement of income also include allocations from the Enabling Functions and PGS for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The condensed combined statement of income for the three and six months ended July 1, 2012 and the pre-Separation period in the condensed consolidated statement of income include an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 13. Share-Based Payments.

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

The allocated expenses from Pfizer include the items noted below for the pre-Separation period in 2013 and the first six months of 2012.

•
Enabling Functions operating expenses––$11 million in 2013 and $152 million in 2012 ($1 million in Cost of sales in 2012; $11 million and $123 million in Selling, general and administrative expenses in 2013 and 2012, respectively; and $28 million in Research and development expenses in 2012).

•	PGS manufacturing costs—approximately $12 million in 2012 (in Cost of sales).

•	Restructuring charges and certain acquisition-related costs—$35 million in 2012 (in Restructuring charges and certain acquisition-related costs).

•
Other costs associated with cost reduction/productivity initiatives—additional depreciation associated with asset restructuring—$2 million in 2013 (in Selling, general and administrative expenses) and $9 million in 2012 (in Research and development expenses).

•	Other costs associated with cost reduction/productivity initiatives—implementation costs—$1 million in 2013 and $2 million in 2012 (in Selling, general and administrative expenses).

•
Share-based compensation expense—approximately $3 million in 2013 and $17 million in 2012 ($1 million and $3 million in Cost of sales in 2013 and 2012, respectively; $2 million and $11 million in Selling, general and administrative expenses in 2013 and 2012, respectively; and $3 million in Research and development expenses in 2012).

•
Compensation-related expenses—approximately $1 million in 2013 and $11 million in 2012 ($3 million in Cost of sales in 2012; $1 million and $5 million in Selling, general and administrative expenses in 2013 and 2012, respectively; and $3 million in Research and development expenses in 2012).

•	Interest expense—approximately $2 million in 2013 and $16 million in 2012.
The income tax provision in the condensed combined statement of income was calculated as if Zoetis filed a separate return.
Management believes that the allocations are a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the condensed combined statement of income for the three and six months ended ended July 1, 2012 and the pre-Separation period in the condensed consolidated statement of income for the six months ended June 30, 2013.

8 |

Prior to the Separation, we participated in Pfizer's centralized cash management system and generally all excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded as needed by Pfizer. We had also participated in Pfizer's centralized hedging and offsetting programs. As such, in the combined statement of income for the three and six months ended July 1, 2012, we include the impact of Pfizer's derivative financial instruments used for offsetting changes in foreign currency rates, net of the related foreign exchange gains and losses for the portion that is deemed to be associated with the animal health operations. Such gains and losses were not material to the combined financial statement for the periods presented.
As of December 31, 2012, all balances and transactions among Zoetis and Pfizer and its subsidiaries, which can include dividends as well as other activities, are shown in Business unit equity in the combined balance sheet. As the books and records of Zoetis were not kept on a separate company basis, the determination of the average net balance due to or from Pfizer is not practicable.

B.	Basis of Presentation After the Separation
The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 comprise the following: (i) the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to the operations of the animal health business; and (ii) the amounts for the period after the Separation, which reflect the results of operations, comprehensive income, financial position, equity and cash flows resulting from our operation as a standalone public company.
The income tax provision prepared after the Separation is based on the actual legal entity structure of Zoetis, with certain accommodations pursuant to a tax matters agreement. For additional information, see Note 17B. Transactions and Agreements with Pfizer: Agreements with Pfizer.

4.	Significant Accounting Policies

A.	New Accounting Standards
There were no new accounting standards adopted during the first half of 2013.

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
In the fourth quarter of 2012, when we were a business unit of Pfizer, we announced a restructuring plan related to our operations in Europe. In connection with these actions, we recorded a pre-tax charge of $27 million to recognize employee termination costs. As a result of becoming a standalone public company (no longer being a majority owned subsidiary of Pfizer) and related economic consideration, we revisited this restructuring action and decided to no longer implement this restructuring plan. As such, we reversed the existing reserve of $27 million in the second quarter of 2013.

9 |

The components of costs incurred in connection with our acquisitions and restructuring initiatives follow:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$10	$5	$14	$9
Restructuring charges (benefits)(b):
Employee termination costs	(30)	1	(27)	3
Asset impairment charges	—	1	—	1
Exit costs	—	—	—	1
Total direct	(20)	7	(13)	14
Integration costs(a)	—	7	—	12
Restructuring charges(b):
Employee termination costs	—	9	—	14
Asset impairment charges	—	1	—	8
Exit costs	—	—	—	1
Total allocated	—	17	—	35
Total Restructuring charges and certain acquisition-related costs	(20)	24	(13)	49

Other costs associated with cost-reduction/productivity initiatives:
Additional depreciation associated with asset restructuring––direct(c)	1	2	1	5
Additional depreciation associated with asset restructuring––allocated(c)	—	—	2	9
Implementation costs––allocated(d)	—	1	1	2
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$(19)	$27	$(9)	$65

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes.

(b)
The restructuring benefit for the three and six months ended June 30, 2013 is related to the reversal of certain employee termination expenses associated with our operations in Europe and the restructuring charges for the three and six months July 1, 2012 are primarily related to the integration of FDAH and KAH.

The direct charges are associated with the following:

•	For the three months ended June 30, 2013— Manufacturing/research/corporate ($30 million income).

•	For the six months ended June 30, 2013–– Manufacturing/research/corporate ($27 million income).

•	For the three months ended July 1, 2012—U.S. ($3 million), EuAfME ($1 million), and manufacturing/research/corporate ($2 million income).

•	For the six months ended July 1, 2012––U.S. ($3 million), EuAfME ($1 million income), CLAR ($1 million), and manufacturing/research/corporate ($2 million).

(c)
Additional depreciation associated with asset restructuring represents the impact of changes in the estimated lives of assets involved in restructuring actions. For the three months ended June 30, 2013, included in Cost of sales ($1 million). For the six months ended June 30, 2013, included in Cost of sales ($1 million) and Selling, general and administrative expenses ($2 million). For the three months ended July 1, 2012, included in Cost of sales ($2 million). For the six months ended July 1, 2012, included in Cost of sales ($5 million) and Research and development expenses ($9 million).

(d)
Implementation costs—allocated represent external, incremental costs directly related to implementing cost reduction/productivity initiatives, and primarily include expenditures related to system and process standardization and the expansion of shared services. Included in Selling, general and administrative expenses.

The components of and changes in our direct restructuring accruals follow:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2012(a)	$68	$—	$6	$74
Provision/(Benefit)	(27)	—	—	(27)
Utilization and other(b)	(10)	—	(5)	(15)
Separation adjustment(c)	(14)	—	—	(14)
Balance, June 30, 2013(a)	$17	$—	$1	$18

(a)	At June 30, 2013 and December 31, 2012, included in Other current liabilities ($9 million and $63 million, respectively) and Other noncurrent liabilities ($9 million and $11 million, respectively).

(b)	Includes adjustments for foreign currency translation.

(c)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

10 |

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Royalty-related income	$(5)	$(7)	$(13)	$(13)
Identifiable intangible asset impairment charges	—	3	1	3
Net gain on sale of assets(a)	(6)	—	(6)	—
Certain legal matters, net(b)	—	(19)	—	(19)
Foreign currency loss(c)	2	3	12	3
Other, net	(1)	—	1	—
Other (income)/deductions—net	$(10)	$(20)	$(5)	$(26)

(a)	For the three and six months ended June 30, 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

(b)
For the three and six months ended July 1, 2012, represents income from a favorable legal settlement related to an intellectual property matter ($14 million) and a change in estimate for an environmental-related reserve due to a favorable settlement ($7 million) partially offset by litigation-related charges ($2 million).

(c)	For the six months ended June 30, 2013, primarily related to the Venezuela currency devaluation in February 2013.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 31.6% for the second quarter of 2013, compared to 31.3% for the second quarter of 2012. The higher effective tax rate was primarily due to the impact of the non-deductibility and jurisdictional mix of certain costs incurred during the quarter related to becoming a standalone public company, partially offset by:

•	incentive tax rulings in Belgium, effective December 31, 2012, and Singapore, effective October 29, 2012, and

•	changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The effective tax rate was 29.3% for the first six months of 2013, compared to 32.6% for the first six months of 2012. The lower effective tax rate was primarily attributable to:

•	the aforementioned incentive tax rulings and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit which was retroactively extended on January 3, 2013;
partially offset by:

•	the aforementioned impact of non-deductibility and jurisdictional mix of certain costs incurred during the second quarter related to becoming a standalone public company.
As of the Separation date, we operate under a new standalone legal entity structure. In connection with the Separation, adjustments have been made to the income tax accounts. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

B.	Tax Matters Agreement
In connection with the Separation, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For additional information, see below and Note 17B. Transactions and Agreements with Pfizer: Agreements with Pfizer.
In connection with this agreement and the Separation, the activity in our income tax accounts reflects Separation Adjustments, including significant adjustments to the deferred income tax asset and liability accounts and the tax liabilities associated with uncertain tax positions. For additional information, see below and Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
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

11 |

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
As of June 30, 2013, the total net deferred income tax liability of $165 million is included in Current deferred tax assets ($92 million), Noncurrent deferred tax assets ($54 million), Other current liabilities ($3 million) and Noncurrent deferred tax liabilities ($308 million).
As of December 31, 2012, the total net deferred income tax liability of $8 million is included in Current deferred tax assets ($101 million), Noncurrent deferred tax assets ($216 million), Other current liabilities ($2 million) and Noncurrent deferred tax liabilities ($323 million).
The significant increase in the total net deferred tax liability from December 31, 2012 to June 30, 2013 is primarily attributable to the Separation Adjustments, predominantly related to deferred tax assets associated with net operating loss/credit carry forwards and deferred tax liabilities associated with unremitted earnings that were retained by Pfizer. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

D.	Tax Contingencies
As of June 30, 2013, the tax liabilities associated with uncertain tax positions of $35 million (exclusive of interest related to uncertain tax positions of $9 million) were included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($29 million).
As of December 31, 2012, the tax liabilities associated with uncertain tax positions of $144 million (exclusive of interest related to uncertain tax positions of $17 million) were included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($138 million).
The significant decrease in the tax liabilities associated with uncertain tax positions from December 31, 2012 to June 30, 2013 is primarily attributable to the Separation Adjustments predominantly related to liabilities retained by Pfizer. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
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

12 |

8.	Accumulated Other Comprehensive Loss
Changes, net of tax, in accumulated other comprehensive loss follow:

	Currency Translation		Accumulated
	Adjustment	Benefit Plans	Other
	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Losses	Income/(Loss)
Balance, December 31, 2012	$(152)	$(5)	$(157)
Other comprehensive income/(loss), net of tax	(17)	(3)	(20)
Separation adjustments(a)	(7)	1	(6)
Balance, June 30, 2013	$(176)	$(7)	$(183)

(a)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

9.	Financial Instruments

A.	Credit Facility
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
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2013, no commercial paper has been issued under this program.

C.	Short-Term Borrowings
There were short-term borrowings of $12 million as of June 30, 2013. As of December 31, 2012 the current portion of allocated debt from Pfizer was $73 million. The weighted-average interest rate on short-term borrowings outstanding, including the current portion of allocated debt, was 4.6% and 3.7% as of June 30, 2013 and December 31, 2012, respectively.

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

13 |

The components of our long-term debt follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Allocated long-term debt	$—	$509
1.150% Senior Notes due 2016	400	—
1.875% Senior Notes due 2018	750	—
3.250% Senior Notes due 2023	1,350	—
4.700% Senior Notes due 2043	1,150	—
	3,650	509
Unamortized debt discount	(10)	—
Long-term debt / Allocated long-term debt	$3,640	$509
As of June 30, 2013, the fair value of our senior notes was $3,462 million and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Zoetis’s credit rating (Level 2 inputs). At December 31, 2012, the fair value of our allocated long-term debt was $732 million, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Pfizer’s credit rating (Level 2 inputs). See Note 4B. Significant Accounting Policies: Fair Value. The fair value of the allocated long-term debt as of December 31, 2012 does not purport to reflect the fair value that might have been determined if Zoetis had operated as a standalone public company for the periods presented or if we had used Zoetis’s credit rating in the calculation.
The principal amount of long-term debt outstanding as of June 30, 2013 matures in the following years:

						After
(MILLIONS OF DOLLARS)	2014	2015	2016	2017	2018	2018	Total
Maturities	$—	$—	$400	$—	$750	$2,500	$3,650

E.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenues, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. As of June 30, 2013, the aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.3 billion. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments at June 30, 2013 are as follows:

		Fair Value of
(MILLIONS OF DOLLARS)	Balance Sheet Location	Derivatives
Foreign currency forward-exchange contracts	Other current assets	$4
Foreign currency forward-exchange contracts	Other current liabilities	(1)
Total foreign currency forward-exchange contracts		$3
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value. See Note 4B. Significant Accounting Policies: Fair Value.
The net gains incurred on foreign currency forward-exchange contracts not designated as hedging instruments were $10 million and $19 million for the three and six months ended June 30, 2013, respectively, and are recorded in Other (income)/deductions—net.

10.	Inventories
The components of inventory follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Finished goods	$844	$799
Work-in-process	227	332
Raw materials and supplies	186	214
Inventories	$1,257	$1,345

14 |

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of and changes in the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2012	$502	$157	$163	$163	$985
Other(a)	(2)	(1)	—	—	(3)
Balance, June 30, 2013	$500	$156	$163	$163	$982

(a)	Primarily reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,518 million as of June 30, 2013 and $1,521 million as of December 31, 2012. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of June 30, 2013 and December 31, 2012.

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of June 30, 2013			As of December 31, 2012
			Identifiable			Identifiable
			Intangible			Intangible
	Gross		Assets, Less	Gross		Assets, Less
	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$764	$(196)	$568	$762	$(173)	$589
Brands	216	(94)	122	216	(88)	128
Trademarks and trade names	53	(36)	17	54	(36)	18
Other	121	(115)	6	122	(115)	7
Total finite-lived intangible assets	1,154	(441)	713	1,154	(412)	742
Indefinite-lived intangible assets:
Brands	39	—	39	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	15	—	15	20	—	20
Total indefinite-lived intangible assets	121	—	121	126	—	126
Identifiable intangible assets	$1,275	$(441)	$834	$1,280	$(412)	$868

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $16 million and $19 million for the three months ended June 30, 2013 and July 1, 2012, respectively, and $31 million and $35 million for the six months ended June 30, 2013 and July 1, 2012, respectively.

15 |

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer will fund the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which will be reduced as the service credit continuation is incurred), is included in Employee benefit plan contribution from Pfizer Inc. in the Condensed Consolidated and Combined Statements of Equity at June 30, 2013. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of ten years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans, totaled approximately $2 million and $4 million for the three and six months ended June 30, 2013, respectively.
Prior to the Separation from Pfizer, employees in the U.S. who met certain eligibility requirements participated in a supplemental (non-qualified) savings plan sponsored by Pfizer. In the second quarter of 2013, Pfizer transferred the supplemental savings plan liability of approximately $14 million, cash of $9 million and a deferred tax asset of $5 million associated with employees transferred to us.
As part of the Separation, certain Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation) were made to transfer the assets and liabilities of certain international defined benefit pension plans including Austria, France, Germany, Greece, Italy, Mexico, South Africa, Taiwan and Thailand, to Zoetis in the first quarter of 2013, and we assumed the liabilities allocable to employees transferring to us. Prior to the Separation, these benefit plans were accounted for as multi-employer plans. Also, as part of the Separation Adjustments, a benefit plan in Germany was retained by Pfizer. The net obligation of the transferred plans totaled $25 million. At June 30, 2013, the projected benefit obligation and fair value of plan assets of the dedicated international pension plans in the Netherlands, Germany, India and Korea, as well as those plans transferred in the first quarter of 2013, were $64 million and $35 million, respectively. In the second quarter of 2013, a net liability of approximately $16 million was recognized for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014, in accordance with the applicable local separation agreements.
Pension expense associated with dedicated international pension plans was approximately $1 million and $2 million for the three and six months ended June 30, 2013, respectively. Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $2 million and $5 million for the three and six months ended June 30, 2013, respectively.
For the second quarter ended June 30, 2013, contributions to the dedicated international benefits plans and the international plans accounted for as multi-employer plans were $1 million and $3 million, respectively. For the six months ended June 30, 2013, contributions to the dedicated international benefits plans and the international plans accounted for as multi-employer plans were $1 million and $5 million, respectively. We expect to contribute approximately $8 million to these plans in 2013.

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

•
Performance-Based Awards. Performance awards will require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria as a condition of awards vesting or being settled. Performance may be measured over a period of any length specified but not less than one year.

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

16 |

In order to provide long-term incentives to, and facilitate the retention of, our employees, we granted stock options (or other awards as appropriate with respect to our employees in non-U.S. jurisdictions) and/or restricted stock units under the Equity Plan on January 31, 2013 and February 1, 2013, respectively, to 1,700 of our employees. These awards will vest on the applicable three year anniversary date.

B.	Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Stock option expense	$2	$—	$4	$—
RSU expense	1	—	2	—
Pfizer stock benefit plans—direct	17	6	25	12
Share-based compensation expense—direct	20	6	31	12
Share-based compensation expense—indirect	—	3	—	5
Share-based compensation expense—total	$20	$9	$31	$17

C.	Stock Options
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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Six Months
Ended
June 30, 2013
Expected dividend yield(a)	1.0%
Risk-free interest rate(b)	1.29%
Expected stock price volatility(c)	28.2%
Expected term(d) (years)	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)	Determined using implied volatility.

(d)	Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the six months ended June 30, 2013:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value(a)
	Shares	Per Share	(Years)	(MILLIONS)
Outstanding, December 31, 2012	—	$—
Granted	2,948,882	26.05
Forfeited	(25,894)	26.00
Outstanding, June 30, 2013	2,922,988	$26.05	9.6	$14
Exercisable, June 30, 2013	—	—	—	—

(a)	Market price of underlying Zoetis common stock less exercise price.

17 |

The following table summarizes data related to stock option activity:

Six Months
Ended/As of
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	June 30, 2013
Weighted-average grant date fair value per stock option	$7.02
Total compensation cost related to nonvested stock options not yet recognized, pre-tax	$16
Weighted-average period over which stock option compensation is expected to be recognized (years)	2.0

D.	Restricted Stock Units (RSUs)
RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, the units vest after three years of continuous service from the grant date and the values determined using the fair-value-based method are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested, December 31, 2012	—	$—
Granted	808,243	26.13
Forfeited	(7,226)	26.00
Nonvested, June 30, 2013	801,017	$26.13
The follow table provides data related to RSU activity:

Six Months
Ended/As of
(MILLIONS OF DOLLARS)	June 30, 2013
Total compensation cost related to nonvested RSU awards not yet recognized, pre-tax	$19
Weighted-average period over which RSU cost is expected to be recognized (years)	2.6

E.	Treatment of Outstanding Pfizer Equity Awards
Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for all purposes. On June 24, 2013, Pfizer completed the exchange offer whereby it disposed of all of the shares of common stock of Zoetis owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rated basis, outstanding Pfizer RSUs, Total Shareholder Return Units (TSRUs) and Performance Share Awards (PSAs), subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested Pfizer stock options accelerated in full and, employees generally have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from Pfizer's completion of the exchange offer), (ii) termination of employee from Zoetis, or (iii) the expiration date of the stock option. Stock options held by employees who were retirement eligible as of June 24, 2013 will have the full term of the stock option to exercise.
The accelerated vesting of the outstanding Pfizer stock options, and the settlement, on a pro-rata basis, of other Pfizer equity awards, resulted in the recognition of additional expense for the three and six months ended June 30, 2013 of $9 million and is included in stock-based compensation. The unvested portion of Pfizer RSUs, TSRUs and PSAs were forfeited as of the completion of the exchange offer. Zoetis will make a cash payment of approximately $20 million in the third quarter of 2013, to certain non-executive Zoetis employees, based on the value of the employees' forfeited Pfizer RSUs, TSRUs and PSAs (as applicable). This amount was accrued as of June 30, 2013 and is included in the condensed consolidated statements of income as additional compensation expense for the three and six months ended June 30, 2013. Members of the Zoetis Executive Team will not receive a cash payment, but will instead be granted Zoetis RSUs in the third quarter of 2013, subject to vesting, equivalent in value to the value of the member's forfeited Pfizer RSUs, TSRUs and PSAs.

18 |

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2013	2012	2013	2012
Numerator
Net income before allocation to noncontrolling interests	$128	$173	$268	$285
Less: net income attributable to noncontrolling interests	—	—	—	1
Net income attributable to Zoetis Inc.	$128	$173	$268	$284
Denominator
Weighted-average common shares outstanding	500.000	500.000	500.000	500.000
Common stock equivalents: stock options and RSUs	0.217	—	0.164	—
Weighted-average common and potential dilutive shares outstanding	500.217	500.000	500.164	500.000
Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.26	$0.35	$0.54	$0.57
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.26	$0.35	$0.54	$0.57

15.	Commitments and Contingencies
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

19 |

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
Ulianopolis, Brazil
In February 2012, the Municipality of Ulianopolis (State of Para, Brazil) filed a complaint against Fort Dodge Saúde Animal Ltda. (FDSAL) and five other large companies alleging that waste sent to a local waste incineration facility for destruction, but that was not ultimately destroyed as the facility lost its operating permit, caused environmental impacts requiring cleanup.
The Municipality is seeking recovery of cleanup costs purportedly related to FDSAL's share of all waste accumulated at the incineration facility awaiting destruction, and compensatory damages to be allocated among the six defendants. We believe we have strong arguments against the claim, including defense strategies against any claim of joint and several liability.
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility.
In early August 2013, new labor claims were filed against FDSAL as well as 57 other companies. These claims were filed by 30 employees of the local waste incineration facility that was used by FDSAL and the 57 other companies. The employees of the incineration facility allege health injuries in connection with their employment at the waste site. Based on legal precedent, it is possible that FDSAL may be considered a liable party. Due to the fact that we are in the early stages of discovery, the amount of a potential loss, if any, cannot be reasonably estimated. Counsel has advised that the likelihood of Zoetis being considered severally liable is remote.
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Zoetis Products LLC, formerly having the name Alpharma Inc. Zoetis Products LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. The fine imposed on Zoetis Products LLC amounts to Euro 11 million (approximately $14 million).  Under the Global Separation Agreement between Pfizer and Zoetis, Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. A liability of $14 million is included

20 |

in Other current liabilities and a corresponding receivable from Pfizer of $14 million is included in Other current assets as of June 30, 2013. We are in the process of preparing an appeal of the decision which is due September 6, 2013.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

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
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•	Research & development (R&D), which is generally responsible for research projects.

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.3 billion at both June 30, 2013 and December 31, 2012.

21 |

Selected Statement of Income Information

					Depreciation and
	Revenue(a)		Earnings(b)		Amortization(c)
	June 30,	July 1,	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012	2013	2012
Three months ended
U.S.	$437	$421	$254	$227	$8	$8
EuAfME	278	283	91	88	6	6
CLAR	213	211	78	77	4	6
APAC	186	179	71	63	2	3
Total reportable segments	1,114	1,094	494	455	20	23
Other business activities(d)	—	—	(74)	(61)	6	5
Reconciling Items:
Corporate(e)	—	—	(137)	(104)	13	11
Purchase accounting adjustments(f)	—	—	(13)	(13)	13	13
Acquisition-related costs(g)	—	—	(9)	(15)	—	2
Certain significant items(h)	—	—	(43)	14	—	—
Other unallocated(i)	—	—	(31)	(24)	(1)	—
	$1,114	$1,094	$187	$252	$51	$54

Six Months Ended
U.S.	$891	$846	$488	$444	$22	$15
EuAfME	568	558	208	192	12	12
CLAR	384	384	130	131	9	12
APAC	361	353	146	134	6	7
Total reportable segments	2,204	2,141	972	901	49	46
Other business activities(d)	—	—	(148)	(126)	13	8
Reconciling Items:
Corporate(e)	—	—	(253)	(233)	15	17
Purchase accounting adjustments(f)	—	—	(25)	(26)	25	26
Acquisition-related costs(g)	—	—	(15)	(29)	—	5
Certain significant items(h)	—	—	(85)	(17)	—	—
Other unallocated(i)	—	—	(67)	(47)	—	—
	$2,204	$2,141	$379	$423	$102	$102

(a)
Revenue denominated in euros were $166 million and $334 million in the three and six months ended June 30, 2013, respectively and $158 million and $322 million in the three and six months ended July 1, 2012, respectively.

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

(g)
Acquisition-related costs can include costs associated with acquiring, integrating and restructuring acquired businesses, such as allocated transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring. See Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, for additional information.

(h)
Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items primarily include restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, the impact of divestiture-related gains and losses and certain costs related to becoming a standalone public company. See Note 5. Restructuring Charges and Other Costs Associated with Acquisition and Cost-Reduction/Productivity Initiatives, for additional information.

•
In the second quarter of 2013, certain significant items primarily includes: (i) $27 million income related to a reversal of certain employee termination expenses; (ii) Zoetis stand-up costs of $77 million; and (iii) $6 million income on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009. Stand-up costs include certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and

22 |

infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs.

•
In the second quarter of 2012, certain significant items includes: (i) $14 million income related to a favorable legal settlement for an intellectual property matter; (ii) $6 million income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures; (iii) $12 million restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition; and (iv) $6 million income of other.

•
In the six months ended June 30, 2013, certain significant items primarily includes: (i) additional depreciation associated with asset restructuring of $3 million, (ii) $27 million income related to a reversal of certain employee termination expenses; (iii) Zoetis stand-up costs of $111 million; and (iv) $6 million income on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

•
In the six months ended July 1, 2012, certain significant items includes: (i) $14 million income related to a favorable legal settlement for an intellectual property matter; (ii) $5 million income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures; and (iii) $36 million for restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition.

(i)	Includes overhead expenses associated with our manufacturing operations.

B.	Other Revenue Information
Revenue by Species
Significant species revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Livestock:
Cattle	$356	$371	$746	$771
Swine	152	142	310	285
Poultry	137	129	270	250
Other	25	23	50	50
	670	665	1,376	1,356
Companion Animal:
Horses	45	50	87	95
Dogs and Cats	399	379	741	690
	444	429	828	785
Total revenue	$1,114	$1,094	$2,204	$2,141
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Anti-infectives	$280	$283	$587	$583
Vaccines	301	281	579	546
Parasiticides	208	216	377	377
Medicated feed additives	97	94	201	193
Other pharmaceuticals	193	187	381	364
Other non-pharmaceuticals	35	33	79	78
Total revenue	$1,114	$1,094	$2,204	$2,141

23 |

17.	Transactions and Agreements with Pfizer
Zoetis had related party transactions with Pfizer through the completion of the exchange offer on June 24, 2013. As of the completion of the exchange offer, Pfizer is no longer a related party. Activities while Pfizer was a related party, as well as ongoing agreements with Pfizer, are detailed below.

A.	Pre-Separation Period
For the condensed combined statement of income for the three and six months ended ended July 1, 2012, the costs of goods manufactured in manufacturing plants that were shared with other Pfizer business units was approximately $105 million and $215 million, respectively.
In the pre-Separation period, Pfizer provided significant corporate, manufacturing and shared services functions and resources to us. Our condensed combined financial statements as of and for the three and six months ended ended July 1, 2012, respectively, reflect an allocation of these costs. For further information about the cost allocations for these services and resources, see Note 3A. Basis of Presentation: Basis of Presentation Prior to the Separation. Management believes that these allocations are a reasonable reflection of the services received. However, these allocations may not reflect the expenses that would have been incurred if we had operated as a standalone public company for the period presented.
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

24 |

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

•
Employees. In general, as part of the Separation, employees of Pfizer who were substantially dedicated to the animal health business became our employees. However, labor and employment laws or other business considerations in some jurisdictions delayed Pfizer from transferring to us employees who are substantially dedicated to the animal health business. In those instances, to the extent permissible under applicable law, we and Pfizer entered into mutually-acceptable arrangements to provide for continued operation of the business until such time as the employees in those jurisdictions can be transferred to us.

The amounts charged under each of the agreements with Pfizer for the three and six months ended June 30, 2013 are as follows:

	Three Months	Six months
	Ended	Ended
(MILLIONS OF DOLLARS)	June 30, 2013	June 30, 2013
Transitional services agreement	$31	$58
Master manufacturing and supply agreements	65	122
Employee matters agreement	51	99
In certain jurisdictions, while the Zoetis entities obtain appropriate registration and licensing, Pfizer entities purchase product from Zoetis entities and resell such product to the local Zoetis entity at cost. This activity is reflected in Accounts receivable for the product Pfizer purchases from Zoetis entities and in Accounts payable for the product purchased from such Pfizer entities by our local Zoetis entity.
At June 30, 2013, $212 million was included in Accounts receivable as receivable from Pfizer and $297 million was included in Accounts payable as payable to Pfizer.
We remained part of Pfizer's consolidated U.S. tax returns until we fully separated on June 24, 2013, and therefore reflected 2013 U.S. income taxes payable of $31 million as a payable to Pfizer in Other current liabilities.

25 |

Review Report of Independent Registered Public Accounting Firm
The Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013, the related condensed consolidated statements of equity and cash flows for the six-month period ended June 30, 2013, the related condensed combined statements of income and comprehensive income for the three-month and six-month periods ended July 1, 2012, and the related condensed combined statements of equity and cash flows for the six-month period ended July 1, 2012. These condensed consolidated and condensed combined financial statements are the responsibility of the Company's management.
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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and to the condensed combined financial statements for the three-month and six-month periods ended July 1, 2012 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
August 14, 2013

26 |

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
Introduction
Our MD&A is provided in addition to the accompanying condensed consolidated and combined financial statements and notes to assist readers in understanding the results of operations, comprehensive income, financial condition and cash flows of Zoetis Inc. (Zoetis). This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business of our 2012 Annual Report on Form 10-K.	27
Our operating environment	Information regarding the animal health industry and factors that affect our company.	28
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the condensed consolidated and combined financial statements.	30
Analysis of the condensed consolidated and combined statements of income	Consists of the following for all periods presented:
	• Revenues: An analysis of our revenues in total.	32
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	32
	• Operating segment results: A discussion of our revenues by operating segment and species and items impacting our earnings before income tax.	37
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	42
Our financial guidance for 2013	A discussion of our 2013 financial guidance.	46
Analysis of the condensed consolidated and combined statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	46
Analysis of the condensed consolidated and combined balance sheets	A discussion of changes in certain balance sheet accounts for all balance sheets presented.	47
Analysis of the condensed consolidated and combined statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	47
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	48
New accounting standards	Accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.	50
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategic review, capital allocation and business-development plans. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.	51
Overview of our business
We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. For more than 60 years, as a business unit of Pfizer Inc. (Pfizer) and now as a standalone public company, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
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

27 |

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
A summary of our 2013 performance compared to the comparable 2012 period follows:

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Revenues	$1,114	$1,094	2	$2,204	$2,141	3
Net income attributable to Zoetis	128	173	(26)	268	284	(6)
Adjusted net income(a)	178	176	1	357	328	9

(a)	Adjusted net income is a non-GAAP financial measure, see the "Adjusted net income" section of this MD&A for more information.
Our ownership
On February 6, 2013, an initial public offering (IPO) of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. Following the IPO, Pfizer owned 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and the combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors. On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange under the symbol “ZTS.” Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We refer to the transactions to separate our business from Pfizer as described here and elsewhere in this quarterly report as the Separation.
On May 22, 2013, Pfizer announced an exchange offer whereby Pfizer shareholders could exchange a portion of Pfizer common stock for Zoetis common stock. The exchange offer was completed on June 24, 2013, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest. Following the exchange offer, there are no shares of our Class B common stock outstanding.
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
The primary companion animal species are dogs, cats and horses. Health professionals indicate that companion animals improve the physical and emotional well-being of pet owners. Factors influencing growth in demand for companion animal medicines and vaccines include:

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

28 |

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
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including but not limited to: weather patterns, herd management decisions, economic conditions, regulatory actions, competitive dynamics, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
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
For example, drought conditions could negatively impact, among other things, the supply of corn and the availability of grazing pastures.  A decrease in harvested corn results in higher corn prices, which could negatively impact the profitability of livestock producers of cattle, pork and poultry.  Higher corn prices and reduced availability of grazing pastures contributes to reductions in herd or flock sizes that in turn results in less spending on animal health products.  As such, a prolonged drought could have a material adverse impact on our operating results and financial condition.  Factors influencing the magnitude and timing of effects of a drought on our performance include, but may not be limited to, weather patterns and herd management decisions.  The drought which has impacted parts of the U.S. over the past two years, is considered the worst in many years and affected our performance in the U.S. market in 2012 and in the first six months of 2013, and may continue to affect our performance, especially in cattle products, during the remainder of 2013.

29 |

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
In addition, in the second quarter of 2013 some producers in the U.S. are experiencing an outbreak of the Porcine Epidemic Diarrhea Virus or PEDV. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting U.S. pork producers in understanding and controlling PEDV, and we are partnering with the stakeholders, including various academic institutions such as the University of Minnesota.  The outbreak to date has been limited in nature and we currently believe the impact on our 2013 revenue will not be significant.
Foreign exchange rates
Significant portions of our revenues and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. For the six months ended June 30, 2013, approximately 54% of our revenues were denominated in foreign currencies. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2013, approximately 46% of our total revenues were in U.S. dollars, and our year-over-year revenue growth was unfavorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for the six months ended June 30, 2013. We will experience ongoing adverse impacts to earnings as our revenues, costs and expenses will be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations.
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
We also expect to incur certain nonrecurring costs related largely to becoming a standalone public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of a standalone infrastructure, the implementation of a

30 |

new ERP system, the accelerated vesting of Pfizer equity awards, site separation and certain legal registration and patent assignment costs. In the second quarter of 2013, these costs were offset by the reversal of certain employee termination expenses. In addition, we will also incur certain costs related to the completion of FDAH integration activities. We expect all of the aforementioned nonrecurring costs to range between approximately $200 million to $240 million in 2013 and an additional $100 million to $140 million in 2014. These estimates exclude the impact of any depreciation or amortization of capitalized separation expenditures.
Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for all purposes. On June 24, 2013, Pfizer completed the exchange offer whereby it disposed of all of the shares of common stock of Zoetis owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rated basis, outstanding Pfizer RSUs, TSRUs and PSAs, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested stock options granted by Pfizer accelerated in full and, generally, employees have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from when Pfizer completed the exchange offer), (ii) termination of employee from Zoetis, or (iii) the expiration date of the stock option. Stock options held by employees who were retirement eligible as of June 24, 2013 will have the full term of the stock option to exercise.
The accelerated vesting of the outstanding Pfizer stock options, and the settlement, on a pro-rata basis, of other Pfizer equity awards, resulted in the recognition of additional expense for the three and six months ended June 30, 2013 of $9 million and is included in stock-based compensation. The unvested portion of Pfizer RSUs, TSRUs and PSAs were forfeited as of the completion of the exchange offer. Zoetis will make a cash payment of approximately $20 million in the third quarter of 2013, to certain non-executive Zoetis employees, based on the value of the employees' forfeited Pfizer RSUs, TSRUs and PSAs (as applicable). This amount was accrued as of June 30, 2013 and is included in the condensed consolidated statements of income as additional compensation expense for the three and six months ended June 30, 2013. Members of the Zoetis Executive Team will not receive a cash payment, but will instead be granted Zoetis RSUs, subject to vesting, equivalent in value to the value of the member's forfeited Pfizer RSUs, TSRUs and PSAs.
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
Delays in establishing new operating subsidiaries
Due to local regulatory and operational requirements in certain non-U.S. jurisdictions, the transfer to us of certain assets and liabilities of Pfizer's animal health business had not yet legally occurred as of the IPO Date. These assets and liabilities were not material to our consolidated financial statements, individually or in the aggregate. As of June 30, 2013, all expected subsidiaries have been established.
Agreements with Pfizer
On February 6, 2013, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. This agreement has a service commencement date of January 1, 2013 in the United States and December 1, 2012 for our international locations. In addition, we also entered into a master manufacturing and supply agreement with Pfizer on October 1, 2012, whereby we and Pfizer agreed to manufacture and supply products to each other commencing January 1, 2013. See Notes to Condensed Consolidated and Combined Financial Statements— Note 17B. Transactions and Agreements with Pfizer: Agreements with Pfizer for more information related to these and other agreements, including the related costs.
Analysis of the condensed consolidated and combined statements of income
The following discussion and analysis of our statements of income should be read along with our consolidated and combined financial statements and the notes thereto included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

31 |

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Revenues	$1,114	$1,094	2	$2,204	$2,141	3
Costs and expenses:
Cost of sales(a)	416	378	10	818	771	6
% of revenues	37%	35%		37%	36%
Selling, general and administrative expenses(a)	399	344	16	756	682	11
% of revenues	36%	31%		34%	32%
Research and development expenses(a)	95	92	3	185	194	(5)
% of revenues	9%	8%		8%	9%
Amortization of intangible assets(a)	15	16	(6)	30	32	(6)
Restructuring charges and certain acquisition-related
costs	(20)	24	*	(13)	49	*
Interest expense	32	8	*	54	16	*
Other (income)/deductions—net	(10)	(20)	(50)	(5)	(26)	(81)
Income before provision for taxes on income	187	252	(26)	379	423	(10)
% of revenues	17%	23%		17%	20%
Provision for taxes on income	59	79	(25)	111	138	(20)
Effective tax rate	31.6%	31.3%		29.3%	32.6%
Net income before allocation to noncontrolling interests	128	173	(26)	268	285	(6)
Less: Net income attributable to noncontrolling interests	—	—	—	—	1	(100)
Net income attributable to Zoetis	$128	$173	(26)	$268	$284	(6)
% of revenues	11%	16%		12%	13%
* Calculation not meaningful.
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

Revenue
Three months ended June 30, 2013 vs. three months ended July 1, 2012
Total revenues increased by $20 million, or 2%, in the second quarter of 2013 compared to the second quarter of 2012, reflecting higher operational revenue of $39 million or 4%, partially offset by the unfavorable impact of foreign exchange, which decreased revenue by approximately $19 million, or 2%. We experienced operational growth led by the increased revenue in the U.S. segment.
Six months ended June 30, 2013 vs. six months ended July 1, 2012
Total revenue increased by $63 million, or 3%, in the first six months of 2013 compared to the same period in 2012, reflecting higher operational revenue of $90 million or 4%, partially offset by the unfavorable impact of foreign exchange, which decreased revenue by approximately $27 million, or 1%. We experienced operational growth across each of our regional segments, led by the increased revenue in the U.S. segment.
Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Cost of sales(a)	$416	$378	10%	$818	$771	6%
% of revenue	37.3%	34.6%		37.1%	36.0%
Certain amounts and percentages may reflect rounding adjustments.

(a)
Allocation of corporate enabling functions were $3 million in the first quarter of 2013. There were no allocated expenses in the second quarter of 2013. Allocation of corporate enabling functions were $0 million and $1 million in the three and six months ended July 1, 2012, respectively.

32 |

Three months ended June 30, 2013 vs. three months ended July 1, 2012
Cost of sales increased by $38 million, or 10%, in the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of:

•	revenue growth and product mix;

•
additional one-time costs of $13 million related to becoming a standalone public company, including expense of $2 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation; and

•	higher costs associated with certain manufacturing agreements related to government-mandated divestitures from prior acquisitions, partially offset by:

•	operational efficiencies and related savings.
Six months ended June 30, 2013 vs. six months ended July 1, 2012
Cost of sales increased by $47 million, or 6%, in the first six months of 2013 compared to the first six months of 2012, primarily as a result of:

•	revenue growth;

•
additional one-time costs of $15 million related to becoming a standalone public company, including expense of $2 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation; and

•	higher costs associated with certain manufacturing agreements related to government-mandated divestitures from prior acquisitions, partially offset by:

•	operational efficiencies and related savings; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Selling, general and administrative expenses(a)	$399	$344	16%	$756	$682	11%
% of revenue	36%	31%		34%	32%
Certain amounts and percentages may reflect rounding adjustments.

(a)
Allocation of corporate enabling functions were $24 million in the first quarter of 2013. There were no allocated expenses in the second quarter of 2013. Allocation of corporate enabling functions were $60 million and $123 million in the three and six months ended July 1, 2012, respectively.

Three months ended June 30, 2013 vs. three months ended July 1, 2012
Selling, general & administrative (SG&A) expenses increased by $55 million, or 16%, in the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of:

•
additional one-time costs of $60 million related to becoming a standalone public company, including expense of $25 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation; and

•	the cost of initiatives to increase sales in certain emerging markets, partially offset by:

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees; and

•	favorable foreign exchange.
Six months ended June 30, 2013 vs. six months ended July 1, 2012
SG&A expenses increased by $74 million, or 11%, in the first six months of 2013 compared to the first six months of 2012, primarily as a result of:

•
additional one-time costs of $92 million related to becoming a standalone public company, including expense of $25 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation; and

•	the cost of initiatives to increase sales in certain emerging markets, partially offset by:

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees; and

•	favorable foreign exchange.

33 |

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Research and development expenses(a)	$95	$92	3%	$185	$194	(5)%
% of revenue	9%	8%		8%	9%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were $13 million and $28 million in the three and six months ended July 1, 2012, respectively.
Three months ended June 30, 2013 vs. three months ended July 1, 2012
R&D expenses increased by $3 million, or 3%, in the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of:

•	additional one-time costs of $4 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation, partially offset by:

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees.
Six months ended June 30, 2013 vs. six months ended July 1, 2012
R&D expenses decreased by $9 million, or 5%, in the first six months of 2013 compared to the first six months of 2012, primarily as a result of:

•	the nonrecurrence of depreciation expense incurred in 2012 related to the closing of an R&D facility in the U.K.; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees, partially offset by:

•	additional one-time costs of $4 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Amortization of intangible assets	$15	$16	(6)%	$30	$32	(6)%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2013 vs. three months ended July 1, 2012
Amortization of intangible assets decreased by $1 million, or 6%, in the second quarter of 2013 compared to the second quarter of 2012.
Six months ended June 30, 2013 vs. six months ended July 1, 2012
Amortization of intangible assets decreased by $2 million, or 6%, in the first six months of 2013 compared to the first six months of 2012.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Restructuring charges and certain acquisition-
related costs(a)	$(20)	$24	*	$(13)	$49	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of Restructuring charges and certain acquisition-related costs were $17 million and $35 million in the three and six months ended July 1, 2012, respectively.
Our acquisition-related costs primarily related to restructuring charges for employees, assets and activities that will not continue in the combined company. The majority of these charges, or reversals, are related to termination costs, but we also exited a number of distributor and other contracts and performed some facility rationalization efforts. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes.

34 |

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
Three months ended June 30, 2013 vs. three months ended July 1, 2012
Restructuring charges and certain acquisition-related costs decreased by $44 million, primarily as a result of a $27 million decrease in employee termination costs relating to the reversal of a previously established termination reserve related to our operations in Europe, and the nonrecurrence of allocated charges from Pfizer.
The aforementioned termination reserve was established when we were a business unit of Pfizer. As a result of becoming a standalone public company (no longer being a majority owned subsidiary of Pfizer) and related economic consideration, we revisited this restructuring action and decided to no longer implement this restructuring plan. As such, we reversed the existing reserve and will record a new restructuring charge when a revised plan is completed and communicated to the affected employees. Our current expectation is that the new restructuring charge will be significantly less than the original plan and will be estimable prior to the end of the current year.
Six months ended June 30, 2013 vs. six months ended July 1, 2012
Restructuring charges and certain acquisition-related costs decreased by $62 million, or 127%, primarily as a result of a $27 million decrease in employee termination expenses related to the reversal of a previously established termination reserve related to our operations in Europe, as described above, and the nonrecurrence of allocated charges from Pfizer.

Interest Expense
	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Interest Expense	$32	$8	*	$54	$16	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2013 vs. three months ended July 1, 2012
Interest expense increased by $24 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to the issuance of our senior notes on January 28, 2013. Interest expense related to allocated debt was $8 million for the three months ended July 1, 2012, respectively. Interest expense related to our senior notes offering in January 2013, including amortization of debt discount and fees, was $32 million for the three months ended June 30, 2013.
Six months ended June 30, 2013 vs. six months ended July 1, 2012
Interest expense increased by $38 million in the first six months of 2013 compared to the first quarter of 2012, primarily due to the issuance of our senior notes on January 28, 2013. Interest expense related to allocated debt was $2 million and $16 million for the six months ended June 30, 2013 and July 1, 2012, respectively. Interest expense related to our senior notes offering in January 2013, including amortization of debt discount and fees, was $52 million in first six months of 2013.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Other (income)/deductions—net	$(10)	$(20)	(50)%	$(5)	$(26)	(81)%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2013 vs. three months ended July 1, 2012
The change in Other (income)/deductions—net reflects an unfavorable impact of $10 million on income attributable to Zoetis in the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of:

•
the nonrecurrence of income from a favorable legal settlement related to an intellectual property matter of $14 million and a change in estimate for an environmental-related reserve due to a favorable settlement of $7 million in the second quarter of 2012, partially offset by:

•	a net gain of $6 million on asset disposals associated with government-mandated divestitures.

35 |

Six months ended June 30, 2013 vs. six months ended July 1, 2012
The change in Other (income)/deductions—net reflects an unfavorable impact of $21 million on income attributable to Zoetis in the first six months of 2013 compared to the first six months of 2012, primarily as a result of

•
the nonrecurrence of income from a favorable legal settlement related to an intellectual property matter of $14 million and a change in estimate for an environmental-related reserve due to a favorable settlement of $7 million; and

•	foreign currency loss of $9 million related to the Venezuela currency devaluation in February 2013, partially offset by:

•	a net gain of $6 million on asset disposals associated with government-mandated divestitures.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Provision for taxes on income	$59	$79	(25)%	$111	$138	(20)%
Effective tax rate	31.6%	31.3%		29.3%	32.6%
Certain amounts and percentages may reflect rounding adjustments.
The effective tax rate was 31.6% for the second quarter of 2013, compared to 31.3% for the second quarter of 2012. The higher effective tax rate for the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the impact of the non-deductibility and jurisdictional mix of certain costs incurred during the quarter related to becoming a standalone public company, partially offset by:

•	incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012, and

•	changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The effective tax rate was 29.3% for the first six months of 2013, compared to 32.6% for the first six months of 2012. The lower effective tax is primarily due to:

•	the aforementioned incentive tax rulings and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit which was retroactively extended on January 3, 2013;
partially offset by:

•	the aforementioned impact of non-deductibility and jurisdictional mix of certain costs incurred during the second quarter related to becoming a standalone public company.

36 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of our revenue between livestock and companion animal products are as follows:

			% Change
	Three Months Ended			Related to
	June 30,	July 1,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	exchange	Operational
U.S.
Livestock	$204	$192	6	—	6
Companion animal	233	229	2	—	2
	437	421	4	—	4
EuAfME
Livestock	184	193	(5)	(3)	(2)
Companion animal	94	90	4	(2)	6
	278	283	(2)	(3)	1
CLAR
Livestock	153	154	(1)	(5)	4
Companion animal	60	57	5	(1)	6
	213	211	1	(3)	4
APAC
Livestock	129	126	2	(3)	5
Companion animal	57	53	8	(5)	13
	186	179	4	(3)	7
Total
Livestock	670	665	1	(2)	3
Companion animal	444	429	3	(2)	5
	$1,114	$1,094	2	(2)	4
Certain amounts and percentages may reflect rounding adjustments.

37 |

			% Change
	Six Months Ended			Related to
	June 30,	July 1,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	exchange	Operational
U.S.
Livestock	$449	$432	4	—	4
Companion animal	442	414	7	—	7
	891	846	5	—	5
EuAfME
Livestock	379	380	—	(1)	1
Companion animal	189	178	6	—	6
	568	558	2	—	2
CLAR
Livestock	292	292	—	(5)	5
Companion animal	92	92	—	(3)	3
	384	384	—	(4)	4
APAC
Livestock	256	252	2	(1)	3
Companion animal	105	101	4	(4)	8
	361	353	2	(3)	5
Total
Livestock	1,376	1,356	1	(2)	3
Companion animal	828	785	5	(1)	6
	$2,204	$2,141	3	(1)	4
Certain amounts and percentages may reflect rounding adjustments.

38 |

Earnings information by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	June 30,	July 1,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	exchange	Operational
U.S.	$254	$227	12	—	12
EuAfME	91	88	3	2	1
CLAR	78	77	1	(6)	7
APAC	71	63	13	2	11
Total reportable segments	494	455	9	—	9
Other business activities	(74)	(61)	21
Reconciling Items:
Corporate	(137)	(104)	32
Purchase accounting adjustments	(13)	(13)	—
Acquisition-related costs	(9)	(15)	(40)
Certain significant items	(43)	14	*
Other unallocated	(31)	(24)	29
Income before income taxes	$187	$252	(26)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Six Months Ended			Related to
	June 30,	July 1,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	exchange	Operational
U.S.	$488	$444	10	—	10
EuAfME	208	192	8	(2)	10
CLAR	130	131	(1)	(9)	8
APAC	146	134	9	—	9
Total reportable segments	972	901	8	(1)	9
Other business activities	(148)	(126)	17
Reconciling Items:
Corporate	(253)	(233)	9
Purchase accounting adjustments	(25)	(26)	(4)
Acquisition-related costs	(15)	(29)	(48)
Certain significant items	(85)	(17)	*
Other unallocated	(67)	(47)	43
Income before income taxes	$379	$423	(10)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2013 vs. three months ended July 1, 2012
U.S. operating segment
U.S. segment revenue increased by $16 million, or 4%, in the second quarter of 2013 compared to the second quarter of 2012, of which approximately $12 million resulted from growth in livestock products and approximately $4 million resulted from growth in companion animal products.

•
Livestock revenue growth was achieved in all species with contributions from cattle, swine and poultry products. Sales of cattle products returned to growth this quarter, primarily based on the favorable impact of annual price increases taken in the first quarter of 2013, while volume was relatively flat reflecting the continued impact of last year's drought. Sales of swine and poultry products grew at faster rates than cattle due largely to continued customer acceptance of new products and targeted marketing programs.

•
Companion animal revenue growth was driven by solid growth in small animal products reflecting strong market dynamics and price increases. Results were partially offset by a decline in equine sales and a competitor supply issue that has now been resolved.

39 |

U.S. segment earnings increased by $27 million, or 12%, in the second quarter of 2013 compared to the second quarter of 2012 due to revenue growth, favorable product mix and phasing of certain promotional spending.
EuAfME operating segment
EuAfME segment revenue decreased by $5 million, or 2%, in the second quarter of 2013 compared to the second quarter of 2012. Operational revenue growth was $2 million, or 1%, of which approximately $5 million resulted from growth in companion animal products, offset by approximately $3 million in declines from livestock products.

•
Livestock revenue was negatively impacted by a decline in cattle growth due to cold weather conditions in Western and Northern Europe. Continuing adverse macroeconomic conditions throughout Western Europe also continue to impact demand for products. Partially offsetting this decrease was continued growth in sales of swine and poultry products. Additionally, growth in swine was favorably impacted by the launch of a new swine vaccine (that prevents porcine circovirus type 2) across many markets in the region and strong sales growth in poultry products in the European Union and Eastern Europe.

•
Companion animal revenue growth was favorably impacted by increased sales of products that are related to certain third party manufacturing agreements. Excluding these sales, companion animal sales were relatively flat as a result of continued adverse macroeconomic conditions throughout Western Europe. While we have experienced growth in Southern Europe, we continue to see challenging economic conditions which impacts the disposable income of pet owners. Additionally, the unseasonably cold weather across much of Europe has impacted the start of the parasiticide season, which normally begins early in the second quarter.

Additionally, segment revenue were unfavorably impacted by foreign exchange, which decreased revenue by approximately $7 million, or 3%.
EuAfME segment earnings increased by $3 million, or 3%, in the second quarter of 2013 compared to the second quarter of 2012, primarily due to lower promotional expenses. Segment earnings were favorably impacted by foreign exchange of approximately 2% in the second quarter of 2013.
CLAR operating segment
CLAR segment revenue increased by $2 million, or 1%, in the second quarter of 2013 compared to the second quarter of 2012. Operational revenue growth was $9 million, or 4%, of which approximately $6 million resulted from growth in livestock products and $3 million resulted from growth in companion animal product sales.

•
Livestock revenue was positively impacted by growth in poultry revenues driven by increased sales of medicated feed additives. Additionally, swine vaccines benefited from continued demand in South America particularly for Improvac/Improvest, a product that reduces boar taint without the need for surgical castration. This was offset by a decline in cattle growth related to weak market conditions in most countries, primarily Brazil, as a result of drought conditions, product supply issues and generic competition.

•
Companion animal growth was favorably impacted by increased demand for pet care products in Brazil and successful marketing programs in Brazil and Mexico. Gains were partially offset by the equine business portfolio as a result of a reduced number of horses in Canada. Revenue also declined slightly due to a competitor supply issue in Canada that benefited the second quarter of 2012, as well as weather patterns.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $7 million, or 3%.
CLAR segment earnings increased by $1 million, or 1%, in the second quarter of 2013 compared to the second quarter of 2012. Operational earnings growth was $5 million, or 7%, in the second quarter of 2013 compared to the second quarter of 2012.
APAC operating segment
APAC segment revenue increased by $7 million, or 4%, in the second quarter of 2013 compared to the second quarter of 2012. Operational revenue growth was $12 million, or 7%, of which approximately $6 million resulted from growth in livestock products and approximately $6 million resulted from growth in companion animal products. Emerging markets had strong performance with 16% operational growth and the established markets delivered 3% operational growth.

•
Livestock revenue growth was driven primarily by higher sales of swine products, particularly in our porcine circovirus type 2 vaccine, which was launched in several new markets in Southeast Asia, Taiwan and Korea. Positive growth in swine products was tempered by challenging market conditions for pork producers in Southeast and Northeast Asia, with some impact in China. Growth in the poultry portfolio also positively contributed to livestock performance to a lesser extent, despite challenging market conditions in China. The increase in livestock revenue was partially offset by the prolonged drought conditions in Australia which has reduced the number of cattle.

•	Companion animal revenue growth was primarily due to increased penetration of key brands, as well as targeted marketing campaigns and the successful launch of a new product in Japan.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenues by approximately $5 million, or 3%.
APAC segment earnings increased by $8 million, or 13%, in the second quarter of 2013 compared to the second quarter of 2012 driven by revenue growth and operating efficiencies offset, in part, by increased cost of goods sold related to product mix.

40 |

Six months ended June 30, 2013 vs. six months ended July 1, 2012
U.S. operating segment
U.S. segment revenues increased by $45 million, or 5%, in the first six months of 2013 compared to the first six months of 2012, of which approximately $17 million resulted from growth in livestock products and approximately $28 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased marketing programs across swine, poultry and cattle products and a new portfolio pricing structure implemented late in 2012. Growth in cattle continues to be tempered by herd reductions due to the impact of the U.S. drought conditions.

•
Companion animal revenue growth was driven by solid growth in small animal products reflecting strong promotional support and price increases. Results were partially offset by a decrease in equine sales reflecting the continuing contraction of the market.

U.S. segment earnings increased by $44 million, or 10%, in the first six months of 2013 compared to the first six months of 2012, as a result of revenue growth and favorable product mix.
EuAfME operating segment
EuAfME segment revenue increased by $10 million, or 2%, in the first six months of 2013 compared to the first six months of 2012. Operational revenue growth was $13 million, or 2%, of which approximately $3 million resulted from growth in livestock products and approximately $10 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven primarily by growth in the swine and poultry portfolios. The launch of a new swine vaccine (that prevents porcine circovirus type 2) across many markets in the region contributed to this growth. Additionally, the poultry product portfolio had strong sales growth in the European Union and Eastern Europe. Results were partially offset by a decline in cattle growth due to cold weather conditions in Western and Northern Europe which limits the opportunity for our products, and the continuing adverse economic conditions throughout Western Europe.

•
Companion animal revenue growth was favorably impacted by increased sales of products that are related to certain third party manufacturing agreements as well as price increases in Western Europe. Results were partially offset by the unseasonably cold weather across much of Europe, impacting the start of the parasiticide season which normally begins early in the second quarter.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenues by approximately $3 million.
EuAfME segment earnings increased by $16 million, or 8%, in the first six months of 2013 compared to the first six months of 2012, primarily due to higher gross margins as a result of increased sales associated with third party manufacturing agreements. Segment earnings were unfavorably impacted by foreign exchange of approximately 2% in the second quarter of 2013.
CLAR operating segment
CLAR segment revenue remained flat in the first six months of 2013 compared to the first six months of 2012. Operational revenue growth was $16 million, or 4%, of which approximately $13 million resulted from growth in livestock products, and approximately $3 million resulted from growth in companion animal product sales.

•
Livestock revenue was favorably impacted by growth in swine and poultry products in Brazil. Swine vaccines benefited from continued demand in South America across several product lines, including Improvac/Improvest, a product that reduces boar taint without the need for surgical castration. Growth in poultry revenue was driven by increased sales of medicated feed additives. Cattle revenues in Canada benefited from a strong fall calf season in the first quarter of 2013, while in other countries revenues were negatively impacted by a decline in cattle growth related to weak market conditions as a result of drought conditions, product supply issues and generic competition.

•
Companion animal revenue was favorably impacted by increased demand for pet care products in Brazil and marketing programs in Brazil and Mexico. Gains were partially offset by the equine business as a result of a reduced number of horses in Canada. Revenues also declined slightly due to a competitor supply issue in Canada that benefited the first half of 2012, as well as weather patterns.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenues by approximately $16 million, or 4%.
CLAR segment earnings decreased by $1 million, or 1%, in the first six months of 2013 compared to the first six months of 2012. Operational earnings growth was $10 million, or 8%, in the first six months of 2013 compared to the first six months of 2012. The increase was driven by improvements in product mix. This performance was offset by the continued impact of the Venezuela currency devaluation in February 2013, which unfavorably impacted earnings by $13 million.
APAC operating segment
APAC segment revenue increased by $8 million, or 2%, in the first six months of 2013 compared to the first six months of 2012. Operational revenue growth was $16 million, or 5%, of which approximately $8 million resulted from growth in livestock products and approximately $8 million resulted from growth in companion animal products.

41 |

•
Livestock revenue growth was driven primarily by higher sales of swine products, particularly in our porcine circovirus type 2 vaccine, which was launched in several new markets in Southeast Asia, Taiwan and Korea. Positive growth in swine products was tempered by challenging market conditions for pork producers in Southeast and Northeast Asia, with some impact in China. Growth in the poultry portfolio also positively contributed to livestock performance to a lesser extent, despite challenging market conditions in China. The increase in livestock revenue was partially offset by the prolonged drought conditions in Australia which has reduced the number of cattle.

•	Companion animal revenue growth was primarily due to increased penetration of key brands, as well as targeted marketing campaigns and the successful launch of a new product in Japan.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenues by approximately $8 million, or 3%.
APAC segment earnings increased by $12 million, or 9%, in the first six months of 2013 compared to the first six months of 2012 driven by revenue growth and operating efficiencies offset, in part, by increased cost of goods sold related to product mix.
Other business activities
Reflects the R&D activity managed by our centralized Research and Development Organization.
Three months ended June 30, 2013 vs. three months ended July 1, 2012
Our centralized spending on R&D increased by $13 million, or 21%, in the second quarter of 2013 compared to the second quarter of 2012, primarily due to $8 million in comparable R&D expense for the second quarter of 2012 included in the Corporate segment related to operations now managed by the Research and Development Organization.
Six months ended June 30, 2013 vs. six months ended July 1, 2012
Our centralized spending on R&D increased by $22 million, or 17%, in the first six months of 2013 compared to the first six months of 2012, primarily due to $18 million in comparable R&D expense for the first half of 2012 included in the Corporate segment related to operations now managed by the Research and Development Organization.
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

42 |

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

43 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Reported net income attributable to Zoetis	$128	$173	(26)	$268	$284	(6)
Purchase accounting adjustments—net of tax	9	8	13	17	17	—
Acquisition-related costs—net of tax	6	10	(40)	10	19	(47)
Certain significant items—net of tax	35	(15)	*	62	8	*
Adjusted net income(a)	$178	$176	1	$357	$328	9
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 29.4% and 33.8% for the second quarter of 2013 and 2012, respectively, and 29.2% and 33.5% for the first six months of 2013 and 2012, respectively. The lower effective tax rate in 2013 compared to 2012 is due to incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012, as well as changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. In addition, we recognized a $2 million discrete income tax provision benefit during the first quarter of 2013 related to the 2012 U.S research and development tax credit which was retroactively extended on January 3, 2013.

The following table provides a reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, and non-GAAP adjusted diluted EPS:

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
	2013	2012	Change	2013	2012	Change
Earnings per share—diluted(a)(b):
GAAP Reported net income attributable to Zoetis	$0.26	$0.35	(26)	$0.54	$0.57	(5)
Purchase accounting adjustments—net of tax	0.02	0.02	—	0.03	0.03	—
Acquisition-related costs—net of tax	0.01	0.02	(50)	0.02	0.04	(50)
Certain significant items—net of tax	0.07	(0.03)	*	0.12	0.02	*
Non-GAAP adjusted net income	$0.36	$0.35	3	$0.71	$0.66	8
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The weighted-average shares outstanding for diluted earnings per share for the period prior to the IPO was calculated using an aggregate of 500 million shares of Class A and Class B common stock outstanding, which was the number of Zoetis Inc. shares outstanding immediately prior to the IPO. For the six months ended June 30, 2013, diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options and RSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Interest	$32	$8	$54	$16
Taxes	74	90	147	166
Depreciation	34	33	69	52
Amortization	4	6	8	10

44 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Purchase accounting adjustments:
Amortization and depreciation(a)	$12	$12	$23	$24
Cost of sales(b)	1	1	2	2
Total purchase accounting adjustments—pre-tax	13	13	25	26
Income taxes(c)	4	5	8	9
Total purchase accounting adjustments—net of tax	9	8	17	17
Acquisition-related costs(d):
Integration costs(e)	10	12	14	21
Restructuring costs(f)	(1)	1	1	3
Additional depreciation—asset restructuring(g)	—	2	—	5
Total acquisition-related costs—pre-tax	9	15	15	29
Income taxes(c)	3	5	5	10
Total acquisition-related costs—net of tax	6	10	10	19
Certain significant items(h):
Restructuring charges(i)	(27)	11	(26)	25
Implementation costs and additional depreciation—asset restructuring(g)	1	1	3	11
Certain asset impairment charges(j)	—	—	1	—
Net gains on sale of assets (k)	(6)	—	(6)	—
Stand-up costs(l)	77	—	111	—
Other(m)	(2)	(26)	2	(19)
Total significant items—pre-tax	43	(14)	85	17
Income taxes(c)	8	1	23	9
Total significant items—net of tax	35	(15)	62	8
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$50	$3	$89	$44
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expense related to purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows: $12 million and $23 million in the three and six months ended June 30, 2013, respectively, and $13 million and $25 million in the three and six months ended July 1, 2012, respectively, included in Amortization of intangible assets, and $1 million income in the three and six months ended July 1, 2012, included in Selling, general and administrative expenses.

(b)	Depreciation expense included in Cost of sales.

(c)	Included in Provision for taxes on income.

(d)
Acquisition-related costs were distributed as follows: $2 million in the three and six months ended June 30, 2013 and $2 million and $5 million in the three and six months ended July 1, 2012, respectively, included in Cost of sales; $7 million and $13 million in the three and six months ended June 30, 2013 and $13 million and $24 million in the three and six months ended July 1, 2012, respectively, included in Restructuring charges and certain acquisition-related costs.

(e)
Integration costs were distributed as follows: $2 million in the three and six months ended June 30, 2013 included in Cost of sales, and $8 million and $12 million in the three and six months ended June 30, 2013, respectively, and $12 million and $21 million in the three and six months ended July 1, 2012, respectively, included in Restructuring charges and certain acquisition-related costs.

(f)
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

(h)
Certain significant items were distributed as follows: $13 million and $16 million in the three and six months ended June 30, 2013, respectively, and $7 million income and $6 million income in the three and six months ended July 1, 2012, respectively, included in Cost of sales; $60 million and $95 million in the three and six months ended June 30, 2013, respectively, and $6 million income and $1 million in the three and six months ended July 1, 2012, respectively, included in Selling, general and administrative expenses; $4 million in the three and six months ended June 30, 2013 and $1 million and $10 million in the three and six months ended July 1, 2012, respectively, included in Research and development expenses; $27 million income and $26 million income in the three and six months ended June 30, 2013, respectively, and $11 million and $25 million in the three and six months ended July 1, 2012, respectively, included in Restructuring charges and certain acquisition-related costs; and $7 million income and $4 million income in the three and six months ended June 30, 2013, respectively, and $13 million income in the three and six months ended July 1, 2012, included in Other (Income)/Deductions—Net.

(i)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated and Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

45 |

(j)	Included in Other (income)/deductions—net. See Notes to Condensed Consolidated and Combined Financial Statements—Note 6. Other (Income)/Deductions—Net for more information.

(k)
Represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009. Included in Other (income)/deductions—net. See Notes to Condensed Consolidated and Combined Financial Statements—Note 6. Other (Income)/Deductions—Net for more information.

(l)
Certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs which were distributed as follows: $13 million and $15 million in the three and six months ended June 30, 2013, respectively, included in Cost of sales; $60 million and $92 million in the three and six months ended June 30, 2013, respectively, included in Selling, general and administrative expenses, and $4 million in the three and six months ended June 30, 2013 included in Research and development expenses.

(m)
For the three and six months ended June 30, 2012, primarily relates to income related to a favorable legal settlement for an intellectual property matter ($14 million) and income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures ($5 million).

Our financial guidance for 2013
Our 2013 financial guidance is summarized below:

Selected Line Items
Revenue	$4,425 to $4,525 million
Adjusted cost of sales as a percentage of revenue(a)	35% to 36%
Adjusted SG&A expenses(a)	$1,385 to $1,435 million
Adjusted R&D expenses(a)	$385 to $415 million
Adjusted interest expense(a)	Approximately $115 million
Adjusted other (income)/deductions(a)	Approximately $20 million income
Effective tax rate on adjusted net income(a)	Approximately 29.5%
Reported diluted EPS	$1.00 to $1.06
Adjusted diluted EPS(a)	$1.36 to $1.42
Certain significant items(b) and acquisition-related costs	$200 to $240 million

(a)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

The above table is a confirmation of the financial guidance provided on April 30, 2013, which assumed a blend of the actual exchange rates in effect during the first quarter of 2013 and a mid-April exchange rate for the remainder of the year. In reaffirming our guidance, we have considered current exchange rates and other factors.
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

46 |

Analysis of the condensed consolidated and combined balance sheets
June 30, 2013 vs. December 31, 2012
For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including current portion of allocated long term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts increased as a result of operational increases due to higher net sales, as well as including receivables from Pfizer of $212 million. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
Inventories decreased primarily as a result of Separation Adjustments. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation and Note 10. Inventories.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities and Other taxes payable primarily reflect Separation Adjustments. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation and Note 7. Income Taxes.

Property, plant and equipment, less accumulated depreciation was virtually unchanged as Separation Adjustments were offset by operational activity (depreciation and capital spending). See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
Accounts payable increased due to including payables to Pfizer of $297 million.
Dividends payable relates to the dividend declared on June 20, 2013.
Accrued Compensation and related items declined primarily due to the payment of 2012 annual bonuses to eligible U.S.-based employees in the first half of 2013, partially offset by the accrual for cash payments to certain non-executive Zoetis employees associated with the forfeiture of Pfizer equity awards. See Notes to Condensed Consolidated and Combined Financial Statements— Note 13E. Share-Based Payments: Treatment of Outstanding Pfizer Equity Awards.
Long-term debt reflects the senior notes offering. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2C. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Senior Notes Offering and Note 9D. Financial Instruments: Senior Notes Offering.
Allocated long-term debt decreased as a result of Separation Adjustments. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
Other noncurrent liabilities increased as a result of Separation Adjustments. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
For an analysis of the changes in Total Equity, see the Condensed Consolidated and Combined Statements of Equity.
Analysis of the condensed consolidated and combined statements of cash flows

	Six Months Ended
	June 30,	July 1,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Net cash provided by (used in):
Operating activities	$269	$70	*
Investing activities	(74)	(59)	25%
Financing activities	(140)	18	*
Effect of exchange-rate changes on cash and cash equivalents	(3)	(2)	50%
Net increase in cash and cash equivalents	$52	$27	93%
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

47 |

Operating activities
Six months ended June 30, 2013 vs. six months ended July 1, 2012
Our net cash provided by operating activities was $269 million in the first six months of 2013 compared to cash provided by operating activities of $70 million in the first six months of 2012. This increase in operating cash flows was primarily attributable to timing of receipts and payments in the ordinary course of business and operational reductions in inventory.
For the six months ended July 1, 2012, the line item "Other changes in assets and liabilities, net of transfers with Pfizer Inc." primarily reflects the timing of production of certain products, which are produced only once a year.
Investing activities
Six months ended June 30, 2013 vs. six months ended July 1, 2012
Our net cash used in investing activities was $74 million in the first six months of 2013 compared to cash used in investing activities of $59 million in the first six months of 2012.
Financing activities
Six months ended June 30, 2013 vs. six months ended April 1, 2012
Our net cash used in financing activities was $140 million in the first six months of 2013 compared to cash provided by financing activities of $18 million in the first six months of 2012. The decrease in net cash provided by financing activities was attributable to the net transfers to Pfizer as a result of the Separation.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Cash and cash equivalents(a)	$369	$317
Accounts receivable, net(b)	1,137	900
Short-term borrowings, including current portion of allocated long-term debt in 2012(c)	12	73
Allocated long-term debt(c)	—	509
Long-term debt(d)	3,640	—
Working capital	1,761	1,741
Ratio of current assets to current liabilities	2.33:1	2.55.1

(a)
Prior to our IPO, we participated in Pfizer's centralized cash management system, and generally all of our excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded, as needed, by Pfizer.

(b)
Accounts receivable are usually collected over a period of 60 to 90 days. For the six months ended June 30, 2013 compared to December 31, 2012, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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

48 |

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
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2013, we had access to $100 million of lines of credit which expire at various times through 2016. As of June 30, 2013 we had $12 million of short-term borrowings outstanding.
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

49 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa2	Stable	January 2013
S&P	A-3	BBB-	Stable	January 2013
Pension Obligations
As part of the Separation, Pfizer transferred to us the net pension obligation of $25 million associated with certain international defined benefit plans in the first quarter of 2013. We expect to contribute approximately $8 million to the plans in 2013. In the second quarter of 2013, a net liability of approximately $16 million was recognized for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014, in accordance with the applicable local separation agreements.
Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the Separation, Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years.
In the second quarter of 2013, Pfizer transferred to us, the U.S. supplemental savings plan liability of approximately $14 million, cash of $9 million and a deferred tax asset of $5 million associated with employees transferred to us as part of the Separation.
For additional information, see Notes to Condensed Consolidated and Combined Financial Statements—Note 12. Benefit Plans.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2013 or December 31, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Condensed Consolidated and Combined Financial Statements—Note 4A. Significant Accounting Policies: New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2013
In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, this unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective January 1, 2014 for annual and interim reporting periods, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.
In March 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the accounting for cumulative translation adjustment (CTA) upon derecognition of assets or investment within a foreign entity. This new standard provides additional CTA accounting guidance on sales or transfers of foreign entity investments and assets as well as step acquisitions involving a foreign entity. The provisions of the new standard are effective January 1, 2014, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.
In February 2013, the FASB issued an accounting standards update regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings. The provisions of this standard require that these obligations are measured at the amount representing the agreed upon obligation of the company as well as

50 |

additional liability amounts it expects to assume on behalf of other parties in the arrangement. The provisions of the new standard are effective January 1, 2014, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.
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
In particular, forward-looking statements include statements relating to the Separation, our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, new systems infrastructure stand-up, our 2013 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, dividend plans, our agreements with Pfizer, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

•
failure to achieve the expected benefits of the Separation and the Exchange Offer, which include improved strategic and operational efficiency, the adoption of a capital structure and investment and dividend policies that are designed for our standalone company, the use of our equity to facilitate future acquisitions and improved alignment of employee incentives with our performance and growth objectives;

•	operation as a standalone public company without many of the resources previously available to us as a business unit of Pfizer;

•	actual or potential conflicts of interest as a result of the fact that one of our directors will simultaneously serve as employees of Pfizer; and

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

51 |

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
Our financial instrument holdings at June 30, 2013 were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Condensed Consolidated and Combined Financial Statements—Note 4B. Significant Accounting Policies: Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at June 30, 2013 indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $23 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $23 million. For additional details, see Notes to Condensed Consolidated and Combined Financial Statements—Note 9E. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At June 30, 2013, we had no outstanding principal balance under our credit facility. See Notes to Condensed Consolidated and Combined Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

52 |

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated and Combined Financial Statements—Note 15. Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Information and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2012 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated be reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2012 Annual Report on Form 10-K.
Animal health products are subject to unanticipated safety, quality or efficacy concerns, which may harm our reputation.
Unanticipated safety, quality or efficacy concerns can arise with respect to animal health products, whether or not scientifically or clinically not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims. For example, as a result of safety concerns related to Zoetis's product, PregSure BVD, in 2010, Zoetis voluntarily suspended sales of the product and withdrew the marketing authorization in the EU and, in 2011, Zoetis also suspended sales and withdrew the marketing authorization for the product in New Zealand. Also, Zoetis was advised on May 16, 2013, that the European Commission started a procedure regarding the EU marketing authorization for Suvaxyn PCV, a vaccine against Porcine Circovirus 2 in swine. The initiation of the procedure followed a recall of two batches of Suvaxyn PCV as a result of higher than expected adverse reactions, reported mainly in Spain. Zoetis completed a root cause investigation of the higher than expected adverse reactions in these two batches, following which it submitted a proposed variation in July to the European Medicines Agency (EMA) to describe specific adjustments to the manufacturing process to help minimize the risk of future reactive batches. The EMA's Committee on Medicinal Products for Veterinary Use is reviewing the matter and plans to consider at its September 2013 meeting this proposed variation and the Committee's recommendation to the European Commission as to any action with respect to the marketing authorization for this product, including the need for any suspension.  Future regulatory actions impacting all or a significant portion of PCV sales could materially adversely affect Zoetis's operating results.
In addition, we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products generally, by our customers, veterinarians and end-users. Any concerns as to the safety, qualify or efficacy of our products, whether actual or perceived, may harm our reputation. These concerns and the related harm to our reputation could materially adversely affect our operating results and financial condition, regardless of whether such reports are accurate.
Risks related to our relationship with Pfizer
We may not achieve some or all of the expected benefits of the Separation and Exchange Offer.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and Exchange Offer, or such benefits may be delayed or not occur at all. These expected benefits include the following:

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

We may not achieve the anticipated benefits of the Separation and the Exchange Offer for a variety of reasons, which could adversely affect our operating results and financial condition.
As a result of the Separation, we no longer benefit from Pfizer's brand, reputation, capital base and other resources.
Prior to the IPO, as a business unit of Pfizer, we generally used the name “Pfizer Animal Health,” and we believe the association with Pfizer and Pfizer's globally recognized brand and perceived high-quality products contributed to our ability to build relationships with our customers. Our loss of the use of the “Pfizer” name could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products, and could impact our ability to attract and retain colleagues, which could result in extended vacancies in key or critical positions.
The loss of Pfizer's scale, capital base and financial strength may also prompt suppliers to reprice, modify or terminate their relationships with us. In addition, our separation from Pfizer may cause some of our existing agreements and licenses to be terminated. We cannot predict with certainty the effect the Separation or the Exchange Offer may have on our business, our clients, vendors or other persons, or whether our new brand, Zoetis, will be accepted in the marketplace.

53 |

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
Certain of our directors are employed by Pfizer or may own Pfizer common stock, options to purchase Pfizer common stock or other Pfizer equity awards. Certain of these holdings may be individually significant to these directors as compared with such director's total assets. These directors' positions at Pfizer and the ownership of any Pfizer equity or equity awards create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for Pfizer than for us.
To preserve the tax-free treatment to Pfizer and/or its stockholders of the exchange offer and certain related transactions, we may not be able to engage in certain transactions.
To preserve the tax-free treatment to Pfizer and/or its stockholders of the Exchange Offer and certain related transactions, under the tax matters agreement, we are restricted from taking any action that prevents such transactions from being tax-free for U.S. federal, state, local and foreign income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including taking certain actions with respect to our 3.250% Senior Notes due 2023, the use of our common stock to make acquisitions and in connection with equity capital market transactions that might increase the value of our business. See Note 17B. Transactions and Agreements With Pfizer: Agreements with Pfizer.
The assets and resources that we acquired from Pfizer in the separation may not be sufficient for us to operate as a standalone company, and we may experience difficulty in separating our assets and resources from Pfizer.
Because we have not operated as a standalone company in the past, we may have difficulty doing so. We may currently need, and in the future will be required, to acquire assets and resources separate from those provided to us by Pfizer, and in connection with the Separation we may also face difficulty in separating our assets from Pfizer's assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we have difficulty operating as a standalone company, fail to acquire assets that prove to be important to our operations or incur unexpected costs in separating our assets from Pfizer's assets or integrating newly acquired assets.
We may not be able to fully realize the expected benefits of our R&D agreement with Pfizer.
Prior to the Separation, as a business unit of Pfizer, we had the ability to leverage Pfizer's proprietary compound library and database to identify, research and develop compounds suitable as new product candidates for the animal health field. As part of the Separation, we entered into an R&D collaboration and license agreement with Pfizer, which is referred to as the “R&D agreement.” Pursuant to the R&D agreement, subject to certain restrictions, we will have continued access to Pfizer's compound library and database for a period of seven years from the separation date and will have, subject to Pfizer's approval, the possibility to exclusively license compounds from Pfizer that we develop under the R&D agreement.
While the R&D agreement is intended to bolster our post-separation R&D capabilities, certain terms of the R&D agreement may limit its ability to achieve this expected benefit, including:

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

•
The R&D agreement may be terminated before the expiration of the seven year term in certain circumstances, including if we acquire an interest in or assets of a human pharmaceutical business, enters into a definitive agreement relating to or undergo a change of control, or Pfizer acquires, or is acquired by, an animal health business.

Each of the foregoing terms and Pfizer's other rights under the R&D agreement and related licenses (if any), could limit our ability to realize the expected benefits of the R&D agreement. If we fail to achieve the expected benefits of the R&D agreement, it may be more difficult, time consuming or expensive for us to develop and commercialize certain new products, or it may result in our products being later to market than those of its competitors. We may experience delays in new product development, which may result in our loss of the first-in-class products in a given therapeutic area.
For a summary description of the terms of the R&D collaboration and license agreement, see Note 17B. Transactions and Agreements with Pfizer: Agreements with Pfizer.
Pfizer's rights as licensor under the patent and know-how license could limit our ability to develop and commercialize certain products.
Under the patent and know-how license agreement (Pfizer as licensor) (the “Patent and Know-How License Agreement”), Pfizer licenses to us certain of its intellectual property. If we fail to comply with our obligations under this agreement and Pfizer exercises its right to terminate it, our ability to continue to research, develop and commercialize products incorporating that intellectual property will be limited. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or in limited instances, subject to Pfizer's right to terminate such license at will.

54 |

These limitations and termination rights may make it more difficult, time consuming or expensive for us to develop and commercialize certain new products, or may result in our products being later to market than those of our competitors.
For a summary description of the terms of the patent and know-how license (Pfizer as licensor), see Note 17B. Transactions and Agreements with Pfizer: Agreements with Pfizer.
We are dependent on Pfizer to prosecute, maintain and enforce certain intellectual property.
Under the Patent and Know-How License Agreement, Pfizer is responsible for filing, prosecuting and maintaining patents that Pfizer licenses to us. Pfizer also has the first right, and in some cases the sole right, to enforce such patents. In addition, under the patent and know-how license agreement (Zoetis as licensor), subject to certain exceptions, Pfizer has the sole right to enforce the licensed patents if the enforcement relates to the human health field. If Pfizer fails to fulfill its obligations or chooses to not enforce the licensed patents under these agreements, we may not be able to prevent competitors from making, using and selling competitive products, which could have an adverse effect on our business.
Our historical combined financial data is not necessarily representative of the results we would have achieved as a standalone company and may not be a reliable indicator of our future results.
Our historical combined financial data included in this prospectus does not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those Zoetis will achieve in the future. This is primarily the result of the following factors:

•	Our historical combined financial data does not reflect the Separation;

•
Our historical combined financial data (except for a portion of the 2013 first quarter data that was recorded since the date of the IPO) reflects expense allocations for certain support functions that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, as well as certain manufacturing and supply costs incurred by manufacturing sites that are shared with other Pfizer business units that may be higher or lower than the comparable expenses we would have actually incurred, or will incur, as a standalone company;

•	Our cost of debt and our capital structure will be different from that reflected in its historical combined financial statements;

•
Significant increases may occur in our cost structure as a result of our being a standalone public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and

•	Loss of economies of scale as a result of our no longer being a part of Pfizer.
Our financial condition and future results of operations, after giving effect to the Separation, will be materially different from amounts reflected in our historical combined financial statements included in this prospectus. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
We have incurred and will continue to incur significant charges in connection with the Separation and incremental costs as a standalone public company.
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
We pay Pfizer mutually agreed-upon fees for these services, based on Pfizer's costs of providing the services. During the two years following the IPO, the markup for these services will be 0% and, for the remainder of the term of the agreement, Pfizer may introduce a markup of 7%, which we believe is consistent with arm's length pricing for the services provided. However, since our transitional services agreement was negotiated in the context of a parent-subsidiary relationship, the terms of the agreement, including the fees charged for the services, may be higher or lower than those that would be agreed to by parties bargaining at arm's length for similar services and may be higher or lower than the costs reflected in the allocations in our historical financial statements. Third party costs are passed through to us at Pfizer's or its affiliates' cost. In addition, while these services are being provided to us by Pfizer, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited.
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

55 |

If there is a later determination that the exchange offer or certain related transactions are taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling and/or any tax opinion are incorrect or for any other reason, then Pfizer and its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.
Pfizer has received a private letter ruling from the IRS substantially to the effect that, among other things, the exchange offer will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Completion by Pfizer of the exchange offer will be conditioned on, among other things, the continuing application of Pfizer's private letter ruling from the IRS and the receipt of an opinion of tax counsel, to the effect that, among other things, the exchange offer will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The ruling relies and the opinion will rely on certain facts, assumptions, representations and undertakings from Pfizer and us regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Pfizer and its stockholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinion of tax counsel, the IRS could determine on audit that the exchange offer or certain related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Pfizer or us after the exchange offer. If the exchange offer or certain related transactions are determined to be taxable for U.S. federal income tax purposes, Pfizer and/or its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities under applicable law or under the tax matters agreement.
Risks Related to Zoetis Common Stock
The price of our common stock may fluctuate substantially, and you could lose all or part of your investment in Zoetis common stock as a result.
Our common stock has a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through June 30, 2013, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $29.40 on June 24, 2013 to a high sales price of $35.42 on March 14, 2013. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2012 Annual Report, are:

•	our operating performance and the performance of our competitors;

•
our or our competitors' press releases, other public announcements and filings with the SEC regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	changes in our investor base;

•	failures to meet external expectations or management guidance;

•	fluctuations in our financial results or the financial results of companies perceived to be similar to us;

•
changes in our capital structure or dividend policy, including as a result of the exchange offer, future issuances of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt;

•	reputational issues;

•	changes in general economic and market conditions in any of the regions in which we conduct our business;

•	the arrival or departure of key personnel;

•	the actions of speculators and financial arbitrageurs (such as hedge funds) during and after the exchange offer;

•	changes in applicable laws, rules or regulations and other dynamics; and

•	other developments or changes affecting us, our industry or our competitors.
In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
While we currently intend to pay a quarterly cash dividend to our common stockholders, we may change our dividend policy at any time.
On June 20, 2013, our Board of Directors declared the 2013 third quarter dividend of $0.065 per share to be paid on September 2, 2013 to holders of record on August 1, 2013. Although we currently intend to pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends our is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the U.S., impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.

56 |

Provisions in our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to
Zoetis Inc.'s Annual Report on Form 10-K 2012 filed on March 28, 2013)
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Annual
Report on Form 10-K 2012 filed on March 28, 2013)
Exhibit 10.1	Zoetis Executive Severance Plan
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

57 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 14, 2013	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

August 14, 2013	By:	/S/ RICHARD A. PASSOV
Richard A. Passov
Chief Financial Officer

58 |