Form 10-Q
period 2013-09-29
Zoetis Inc.
filed 2013-11-13
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At November 8, 2013, there were 500,006,833 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2013	2012	2013	2012
Revenue	$1,103	$1,019	$3,307	$3,160
Costs and expenses:
Cost of sales(a)	385	359	1,203	1,130
Selling, general and administrative expenses(a)	399	335	1,155	1,017
Research and development expenses(a)	93	94	278	288
Amortization of intangible assets(a)	15	16	45	48
Restructuring charges and certain acquisition-related costs	3	6	(10)	55
Interest expense, net of capitalized interest	29	7	83	23
Other (income)/deductions—net	(6)	(11)	(11)	(37)
Income before provision for taxes on income	185	213	564	636
Provision for taxes on income	54	52	165	190
Net income before allocation to noncontrolling interests	131	161	399	446
Less: Net income/(loss) attributable to noncontrolling interests	—	(1)	—	—
Net income attributable to Zoetis Inc.	$131	$162	$399	$446
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.26	$0.32	$0.80	$0.89
Diluted	$0.26	$0.32	$0.80	$0.89
Weighted-average common shares outstanding:
Basic	500.000	500.000	500.000	500.000
Diluted	500.354	500.000	500.227	500.000
Dividends declared per common share	$0.065	$—	$0.195	$—

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Net income before allocation to noncontrolling interests	$131	$161	$399	$446
Other comprehensive income/(loss), net of taxes and reclassification adjustments(a):
Foreign currency translation adjustments, net	(62)	22	(79)	(106)
Benefit plans: Actuarial gains/(losses), net	—	2	(3)	2
Total other comprehensive income/(loss), net of tax	(62)	24	(82)	(104)
Comprehensive income before allocation to noncontrolling interests	69	185	317	342
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	(1)	—	—
Comprehensive income attributable to Zoetis Inc.	$69	$186	$317	$342

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	September 29,	December 31,
	2013(a)	2012(a)
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$389	$317
Accounts receivable, less allowance for doubtful accounts of $36 in 2013 and $49 in 2012	1,110	900
Inventories	1,290	1,345
Current deferred tax assets	66	101
Other current assets	228	201
Total current assets	3,083	2,864
Property, plant and equipment, less accumulated depreciation of $996 in 2013 and $1,011 in 2012	1,252	1,241
Goodwill	980	985
Identifiable intangible assets, less accumulated amortization	815	868
Noncurrent deferred tax assets	70	216
Other noncurrent assets	59	88
Total assets	$6,259	$6,262

Liabilities and Equity
Short-term borrowings, including current portion of allocated long-term debt in 2012	$10	$73
Accounts payable	482	319
Accrued compensation and related items	184	194
Income taxes payable	121	30
Dividends payable	33	—
Other current liabilities	478	507
Total current liabilities	1,308	1,123
Long-term debt	3,642	—
Allocated long-term debt	—	509
Noncurrent deferred tax liabilities	269	323
Other taxes payable	41	159
Other noncurrent liabilities	133	107
Total liabilities	5,393	2,221
Commitments and contingencies
Business unit equity	—	4,183
Stockholders' equity:
Common stock, $0.01 par value: 5,000 authorized, 500 issued and outstanding	5	—
Additional paid-in capital	876	—
Retained earnings	207	—
Accumulated other comprehensive loss	(245)	(157)
Total Zoetis Inc. equity	843	4,026
Equity attributable to noncontrolling interests	23	15
Total equity	866	4,041
Total liabilities and equity	$6,259	$6,262
(a) The condensed consolidated balance sheet as of September 29, 2013 has been prepared under a different basis of presentation than the condensed combined balance sheet as of December 31, 2012, which significantly impacts comparability. See Note 3. Basis of Presentation.

See notes to condensed consolidated and combined financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
	Business		Additional		Other	Attributable to
	Unit	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Equity(a)	Stock(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2011	$3,785	$—	$—	$—	$(65)	$16	$3,736
Nine months ended September 30, 2012
Comprehensive income	446	—	—	—	(104)	—	342
Share-based compensation expense	18	—	—	—	—	—	18
Dividends declared and paid	(63)	—	—	—	—	—	(63)
Net transfers between Pfizer Inc. and
noncontrolling interests	1	—	—	—	—	(1)	—
Net transfers—Pfizer Inc.	76	—	—	—	—	—	76
Balance, September 30, 2012	$4,263	$—	$—	$—	$(169)	$15	$4,109

Balance, December 31, 2012	$4,183	$—	$—	$—	$(157)	$15	$4,041
Nine months ended September 29, 2013
Comprehensive income	94	—	—	305	(82)	—	317
Share-based compensation expense	3	—	34	—	—	—	37
Net transfers—Pfizer Inc.	(271)	—	—	—	—	—	(271)
Separation adjustments(c)	414	—	34	—	(6)	8	450
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Reclassification of net liability due to Pfizer Inc.(e)	(60)	—	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in
connection with the Separation(f)	—	—	(3,551)	—	—	—	(3,551)
Issuance of common stock to Pfizer Inc.
in connection with the Separation and
reclassification of Business Unit Equity(f)	(4,363)	5	4,358	—	—	—	—
Dividends declared	—	—	—	(98)	—	—	(98)
Balance, September 29, 2013	$—	$5	$876	$207	$(245)	$23	$866

(a)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(b)	As of September 29, 2013, there were 500,006,833 outstanding shares of common stock.

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012
Operating Activities
Net income before allocation to noncontrolling interests	$399	$446
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	151	156
Share-based compensation expense	37	18
Asset write-offs and asset impairments	4	9
Deferred taxes	(47)	(81)
Employee benefit plan contribution from Pfizer Inc.	1	—
Other non-cash adjustments	—	(2)
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.	(162)	(402)
Net cash provided by operating activities	383	144
Investing Activities
Purchases of property, plant and equipment	(135)	(81)
Net proceeds from sales of assets	7	—
Other investing activities	—	(8)
Net cash used in investing activities	(128)	(89)
Financing Activities
Increase in short-term borrowings, net	11	—
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	2,625	—
Consideration paid to Pfizer Inc. in connection with the Separation(a)	(2,559)	—
Cash dividends paid(b)	(65)	(63)
Other net financing activities with Pfizer Inc.	(184)	63
Net cash (used in)/provided by financing activities	(172)	—
Effect of exchange-rate changes on cash and cash equivalents	(11)	(1)
Net increase in cash and cash equivalents	72	54
Cash and cash equivalents at beginning of period	317	79
Cash and cash equivalents at end of period	$389	$133

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$77	$276
Interest, net of capitalized interest	60	31
Non-cash transactions:
Dividends declared, not paid	$33	$—
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(c)	992	—

(a)
Reflects the Separation transaction. Amount is net of the non-cash portion. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(b)	Payments to other non-Zoetis Pfizer Inc. entities for the nine months ended September 30, 2012.

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
We market our products in more than 120 countries, including developed markets and emerging markets. Our revenue is mostly generated in the U.S. and EuAfME. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals.

2.	The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer
Pfizer Inc. (Pfizer) formed Zoetis to acquire, own and operate the animal health business of Pfizer. On June 24, 2013, Pfizer completed an exchange offer resulting in the full separation of Zoetis from Pfizer. For additional information, see E. Exchange Offer.

A.	The Separation
In the first quarter of 2013, through a series of steps (collectively, the Separation), Pfizer transferred to us its subsidiaries holding substantially all of the assets and liabilities of its animal health business. In exchange, we transferred to Pfizer: (i) all of the issued and outstanding shares of our Class A common stock; (ii) all of the issued and outstanding shares of our Class B common stock; (iii) $1.0 billion in senior notes (see C. Senior Notes Offering below); and (iv) an amount of cash equal to substantially all of the net proceeds received in the senior notes offering (approximately $2.5 billion).

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

•
The removal of cash (approximately $7 million), inventories (approximately $5 million), property, plant and equipment (approximately $8 million), miscellaneous other assets (approximately $3 million) and other miscellaneous liabilities (approximately $2 million) associated with non-U.S. Pfizer businesses that did not transfer to us from Pfizer;

•
The addition of net receivables from Pfizer (approximately $5 million) associated with certain foreign taxes directly resulting from certain aspects of the Separation that were the responsibility of Pfizer under the terms of the tax matters agreement, see Note 7B. Income Taxes: Tax Matters Agreement;

6 |

•
The addition of (i) inventory (approximately $15 million); (ii) net deferred tax assets (approximately $1 million); and (iii) miscellaneous other assets (approximately $5 million) transferred to us by Pfizer, and the removal of (i) property, plant and equipment (approximately $2 million); (ii) miscellaneous other liabilities (approximately $57 million), and (iii) the elimination of prepaid taxes (approximately $4 million) that were retained by Pfizer; and

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
On May 22, 2013, Pfizer announced an exchange offer (the Exchange Offer) whereby Pfizer shareholders could exchange a portion of Pfizer common stock for Zoetis common stock. The Exchange Offer was completed on June 24, 2013, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis.

3.	Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine-month periods ended August 25, 2013 and August 26, 2012.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
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

•
The condensed combined statements of income for the three and nine months ended September 30, 2012 and the pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013 include allocations from certain support functions (Enabling Functions) that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

Costs associated with business technology, facilities and human resources were allocated primarily using proportional allocation methods and, for legal and finance, primarily using specific identification. In all cases, for support function costs where proportional allocation methods were used, we determined whether the costs are primarily influenced by headcount (such as a significant majority

7 |

of facilities and human resources costs) or by the size of the business (such as most business technology costs), and we also determined whether the associated scope of those services provided are global, regional or local. Based on those analyses, the costs were allocated based on our share of worldwide revenue, domestic revenue, international revenue, regional revenue, country revenue, worldwide headcount, country headcount or site headcount, as appropriate.
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

•
The condensed combined statement of income for the three and nine months ended September 30, 2012 and the pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013 include allocations of certain manufacturing and supply costs incurred by manufacturing plants that are shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group (collectively, Pfizer Global Supply, or PGS). These costs may include manufacturing variances and changes in the standard costs of inventory, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The condensed combined statement of income for the three and nine months ended September 30, 2012 and the pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013 also include allocations from the Enabling Functions and PGS for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The condensed combined statement of income for the three and nine months ended September 30, 2012 and the pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013 include an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 13. Share-Based Payments.

•
The condensed combined balance sheet as of December 31, 2012 reflects all of the assets and liabilities of Pfizer that are either specifically identifiable or are directly attributable to Zoetis and its operations. For benefit plans, the combined balance sheet only includes the assets and liabilities of benefit plans dedicated to animal health employees. For debt, see below.

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

The allocated expenses from Pfizer include the items noted below for the pre-Separation period in 2013 and the three and nine months ended September 30, 2012.

•
Enabling Functions operating expenses––$11 million in 2013 and $77 million and $229 million in the three and nine months ended September 30, 2012, respectively ($1 million in the nine months ended September 30, 2012 in Cost of sales; $11 million in 2013 and $62 million and $185 million in the three and nine months ended September 30, 2012, respectively, in Selling, general and administrative expenses; and $15 million and $43 million in the three and nine months ended September 30, 2012, respectively, in Research and development expenses).

•	PGS manufacturing costs—approximately $2 million and $14 million in the three and nine months ended September 30, 2012, respectively (in Cost of sales).

•
Restructuring charges and certain acquisition-related costs—$12 million and $47 million in the three and nine months ended September 30, 2012, respectively (in Restructuring charges and certain acquisition-related costs).

•
Other costs associated with cost reduction/productivity initiatives—additional depreciation associated with asset restructuring—$2 million in 2013 (in Selling, general and administrative expenses) and $1 million and $10 million in the three and nine months ended September 30, 2012, respectively (in Research and development expenses).

•
Other costs associated with cost reduction/productivity initiatives—implementation costs—$1 million in 2013 and $2 million and $4 million in the three and nine months ended September 30, 2012, respectively (in Selling, general and administrative expenses).

•
Share-based compensation expense—approximately $3 million in 2013 and $6 million and $22 million in the three and nine months ended September 30, 2012, respectively ($1 million in 2013 and $3 million and $5 million in the three and nine months ended September 30, 2012, respectively, in Cost of sales; $2 million in 2013 and $3 million and $14 million in the three and nine months ended September 30, 2012, respectively, in Selling, general and administrative expenses; and $3 million in the nine months ended September 30, 2012 in Research and development expenses).

8 |

•
Compensation-related expenses—approximately $1 million in 2013 and $5 million and $16 million in the three and nine months ended September 30, 2012, respectively ($2 million and $5 million in the three and nine months ended September 30, 2012, respectively, in Cost of sales; $1 million in 2013 and $2 million and $7 million in the three and nine months ended September 30, 2012, respectively, in Selling, general and administrative expenses; and $1 million and $4 million in the three and nine months ended September 30, 2012, respectively, in Research and development expenses).

•	Interest expense—approximately $2 million in 2013 and $7 million and $23 million in the three and nine months ended September 30, 2012, respectively.
The income tax provision in the condensed combined statement of income was calculated as if Zoetis filed a separate return.
Management believes that the allocations are a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the condensed combined statement of income for the three and nine months ended ended September 30, 2012 and the pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013.
Prior to the Separation, we participated in Pfizer's centralized cash management system and generally all excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded as needed by Pfizer. We had also participated in Pfizer's centralized hedging and offsetting programs. As such, in the combined statement of income for the three and nine months ended September 30, 2012, we include the impact of Pfizer's derivative financial instruments used for offsetting changes in foreign currency rates, net of the related foreign exchange gains and losses for the portion that is deemed to be associated with the animal health operations. Such gains and losses were not material to the combined financial statement for the periods presented.
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

B.	Basis of Presentation After the Separation
The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 29, 2013 comprise the following: (i) the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to the operations of the animal health business; and (ii) the amounts for the period after the Separation, which reflect the results of operations, comprehensive income, financial position, equity and cash flows resulting from our operation as a standalone public company.
The income tax provision prepared after the Separation is based on the actual legal entity structure of Zoetis, with certain accommodations pursuant to a tax matters agreement. For additional information, see Note 17B. Transactions and Agreements with Pfizer: Agreements with Pfizer.

4.	Significant Accounting Policies

A.	New Accounting Standards
There were no new accounting standards adopted during the first nine months of 2013.

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

9 |

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
The components of costs incurred in connection with our acquisitions and restructuring initiatives follow:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$3	$6	$16	$15
Restructuring charges (benefits)(b):
Employee termination costs	—	(13)	(26)	(10)
Asset impairment charges	—	1	—	2
Exit costs	—	—	—	1
Total direct	3	(6)	(10)	8
Integration costs(a)	—	4	—	16
Restructuring charges(b):
Employee termination costs	—	5	—	19
Asset impairment charges	—	—	—	8
Exit costs	—	3	—	4
Total allocated	—	12	—	47
Total Restructuring charges and certain acquisition-related costs	3	6	(10)	55

Other costs associated with cost-reduction/productivity initiatives:
Additional depreciation associated with asset restructuring––direct(c)	—	5	1	10
Additional depreciation associated with asset restructuring––allocated(c)	—	1	2	10
Implementation costs––allocated(d)	—	2	1	4
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$3	$14	$(6)	$79

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes.

(b)
The restructuring benefit for the nine months ended September 29, 2013 is related to the reversal of certain employee termination expenses associated with our operations in Europe. In the fourth quarter of 2012, when we were a business unit of Pfizer, we announced a restructuring plan related to our operations in Europe. In connection with these actions, we recorded a pre-tax charge of $27 million to recognize employee termination costs. As a result of becoming a standalone public company (no longer being a majority-owned subsidiary of Pfizer) and related economic consideration, we revisited this restructuring action and decided to no longer implement this restructuring plan. As such, we reversed the existing reserve of $27 million in the second quarter of 2013. The restructuring benefits for the three and nine months ended September 30, 2012 are primarily related to the sale of a manufacturing plant.

The direct restructuring charges (benefits) are associated with the following:

•	For the nine months ended September 29, 2013––Manufacturing/research/corporate ($26 million income).

•	For the three months ended September 30, 2012—EuAfME ($3 million) and manufacturing/research/corporate ($15 million income).

•
For the nine months ended September 30, 2012––U.S. ($3 million), EuAfME ($2 million), CLAR ($1 million), and manufacturing/research/corporate ($13 million income, resulting from the sale of a manufacturing plant).

(c)
Additional depreciation associated with asset restructuring represents the impact of changes in the estimated lives of assets involved in restructuring actions. For the nine months ended September 29, 2013, included in Cost of sales ($1 million) and Selling, general and administrative expenses ($2 million). For the three months ended September 30, 2012, included in Cost of sales ($4 million), Selling, general and administrative expenses ($1 million) and Research and development expenses ($1 million). For the nine months ended September 30, 2012, included in Cost of sales ($9 million), Selling, general and administrative expenses ($1 million) and Research and development expenses ($10 million).

(d)
Implementation costs—allocated represent external, incremental costs directly related to implementing cost reduction/productivity initiatives, and primarily include expenditures related to system and process standardization and the expansion of shared services. Included in Selling, general and administrative expenses.

10 |

The components of and changes in our direct restructuring accruals follow:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2012(a)	$68	$—	$6	$74
Provision/(Benefit)	(26)	—	—	(26)
Utilization and other(b)	(13)	—	(4)	(17)
Separation adjustment(c)	(14)	—	—	(14)
Balance, September 29, 2013(a)	$15	$—	$2	$17

(a)
At September 29, 2013 and December 31, 2012, included in Other current liabilities ($8 million and $63 million, respectively) and Other noncurrent liabilities ($9 million and $11 million, respectively).

(b)	Includes adjustments for foreign currency translation.

(c)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Royalty-related income	$(8)	$(11)	$(21)	$(24)
Identifiable intangible asset impairment charges(a)	—	2	1	5
Net gain on sale of assets(b)	—	—	(6)	—
Certain legal matters, net(c)	1	—	1	(19)
Foreign currency (gain)/loss(d)	—	(1)	12	2
Other, net	1	(1)	2	(1)
Other (income)/deductions—net	$(6)	$(11)	$(11)	$(37)

(a)
For the nine months ended September 30, 2012, the intangible asset impairment charges include (i) approximately $2 million of finite-lived companion animal developed technology rights; (ii) approximately $1 million of finite-lived trademarks related to genetic testing services; and (iii) approximately $2 million of finite-lived patents related to poultry technology. These intangible asset impairment charges reflect, among other things, loss of revenue as a result of negative market conditions and, with respect to the poultry technology, a re-assessment of economic viability.

(b)	For the nine months ended September 29, 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

(c)
For the nine months ended September 30, 2012, represents income from a favorable legal settlement related to an intellectual property matter ($14 million) and a change in estimate for an environmental-related reserve due to a favorable settlement ($7 million income) partially offset by litigation-related charges ($2 million).

(d)	For the nine months ended September 29, 2013, primarily related to the Venezuela currency devaluation in February 2013.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 29.2% for the third quarter of 2013, compared to 24.4% for the third quarter of 2012. The higher effective tax rate in the third quarter of 2013 compared to the third quarter of 2012 was primarily attributable to:

•
a $29 million tax benefit during the third quarter of 2012 resulting from Pfizer's settlement with the U.S. Internal Revenue Service (IRS) with respect to the audits of the Pfizer Inc. tax returns for the years 2006 through 2008;

partially offset by:

•	incentive tax rulings in Belgium, effective December 31, 2012, and Singapore, effective October 29, 2012; and

•	changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The effective tax rate was 29.3% for the first nine months of 2013, compared to 29.9% for the first nine months of 2012. The lower effective tax rate in the first nine months of 2013 compared to the first nine months of 2012 was primarily attributable to:

•	the aforementioned incentive tax rulings and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs; and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit which was retroactively extended on January 3, 2013;
partially offset by:

11 |

•	the tax benefit resulting from the aforementioned $29 million IRS settlement in 2012.
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
As of September 29, 2013, the total net deferred income tax liability of $137 million is included in Current deferred tax assets ($66 million), Noncurrent deferred tax assets ($70 million), Other current liabilities ($4 million) and Noncurrent deferred tax liabilities ($269 million).
As of December 31, 2012, the total net deferred income tax liability of $8 million is included in Current deferred tax assets ($101 million), Noncurrent deferred tax assets ($216 million), Other current liabilities ($2 million) and Noncurrent deferred tax liabilities ($323 million).
The significant increase in the total net deferred tax liability from December 31, 2012 to September 29, 2013 is primarily attributable to the Separation Adjustments, predominantly related to deferred tax assets associated with net operating loss/credit carry forwards and deferred tax liabilities associated with unremitted earnings that were retained by Pfizer. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

D.	Tax Contingencies
As of September 29, 2013, the tax liabilities associated with uncertain tax positions of $38 million (exclusive of interest related to uncertain tax positions of $10 million) were included in Noncurrent deferred tax assets ($7 million) and Other taxes payable ($31 million).
As of December 31, 2012, the tax liabilities associated with uncertain tax positions of $144 million (exclusive of interest related to uncertain tax positions of $17 million) were included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($138 million).
The significant decrease in the tax liabilities associated with uncertain tax positions from December 31, 2012 to September 29, 2013 is primarily attributable to the Separation Adjustments predominantly related to liabilities retained by Pfizer. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
Our tax liabilities for uncertain tax positions relate primarily to issues common among multinational corporations. Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Substantially all of these unrecognized tax benefits, if

12 |

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

8.	Accumulated Other Comprehensive Loss
Changes, net of tax, in accumulated other comprehensive loss follow:

	Currency Translation		Accumulated
	Adjustment	Benefit Plans	Other
	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Losses	Gains/(Losses)	Loss
Balance, December 31, 2012	$(152)	$(5)	$(157)
Other comprehensive loss, net of tax	(79)	(3)	(82)
Separation adjustments(a)	(7)	1	(6)
Balance, September 29, 2013	$(238)	$(7)	$(245)

(a)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

9.	Financial Instruments

A.	Credit Facilities
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
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 29, 2013, we had access to $125 million of lines of credit which expire at various times through 2016. As of September 29, 2013, we had $10 million of short-term borrowings outstanding and $2 million of long-term borrowings outstanding related to these facilities.

B.	Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 29, 2013, no commercial paper has been issued under this program.

C.	Short-Term Borrowings
There were short-term borrowings of $10 million as of September 29, 2013 (see A. Credit Facilities). As of December 31, 2012 the current portion of allocated debt from Pfizer was $73 million. The weighted-average interest rate on short-term borrowings outstanding, including the current portion of allocated debt, was 5.4% and 3.7% as of September 29, 2013 and December 31, 2012, respectively.

D.	Senior Notes Offering and Other Long-Term Debt
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

13 |

substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the senior notes, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2023 notes pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
In connection with the senior notes offering, we entered into a registration rights agreement (Registration Rights Agreement) with the representatives of the initial purchasers of the senior notes.  Pursuant to the terms of the Registration Rights Agreement, we were obligated, among other things, to use our commercially reasonable efforts to file a registration statement with the SEC enabling holders of the senior notes to exchange the privately placed notes for publicly registered notes with substantially the same terms. We filed the registration statement with the SEC on September 13, 2013, the SEC declared the registration statement effective on September 24, 2013, and the exchange offer was completed on October 31, 2013.
The components of our long-term debt follow:

	September 29,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Allocated long-term debt	$—	$509
Lines of credit	2	—
1.150% Senior Notes due 2016	400	—
1.875% Senior Notes due 2018	750	—
3.250% Senior Notes due 2023	1,350	—
4.700% Senior Notes due 2043	1,150	—
	3,652	509
Unamortized debt discount	(10)	—
Long-term debt / Allocated long-term debt	$3,642	$509
As of September 29, 2013, the fair value of our long-term debt was $3,502 million and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Zoetis’s credit rating (Level 2 inputs). At December 31, 2012, the fair value of our allocated long-term debt was $732 million, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Pfizer’s credit rating (Level 2 inputs). See Note 4B. Significant Accounting Policies: Fair Value. The fair value of the allocated long-term debt as of December 31, 2012 does not purport to reflect the fair value that might have been determined if Zoetis had operated as a standalone public company for the periods presented or if we had used Zoetis’s credit rating in the calculation.
The principal amount of long-term debt outstanding as of September 29, 2013 matures in the following years:

						After
(MILLIONS OF DOLLARS)	2014	2015	2016	2017	2018	2018	Total
Maturities	$—	$—	$401	$1	$750	$2,500	$3,652

E.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. As of September 29, 2013, the aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.5 billion. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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

14 |

Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments at September 29, 2013 are as follows:

		Fair Value of
(MILLIONS OF DOLLARS)	Balance Sheet Location	Derivatives
Foreign currency forward-exchange contracts	Other current assets	$6
Foreign currency forward-exchange contracts	Other current liabilities	(1)
Total foreign currency forward-exchange contracts		$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value. See Note 4B. Significant Accounting Policies: Fair Value.
The net gains incurred on foreign currency forward-exchange contracts not designated as hedging instruments were $13 million and $32 million for the three and nine months ended September 29, 2013, respectively, and are recorded in Other (income)/deductions—net. These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

10.	Inventories
The components of inventory follow:

	September 29,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Finished goods	$887	$799
Work-in-process	203	332
Raw materials and supplies	200	214
Inventories	$1,290	$1,345

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2012	$502	$157	$163	$163	$985
Other(a)	(2)	(1)	(1)	(1)	(5)
Balance, September 29, 2013	$500	$156	$162	$162	$980

(a)	Primarily reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,516 million as of September 29, 2013 and $1,521 million as of December 31, 2012. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of September 29, 2013 and December 31, 2012.

15 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of September 29, 2013			As of December 31, 2012
			Identifiable			Identifiable
			Intangible			Intangible
	Gross		Assets, Less	Gross		Assets, Less
	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$761	$(207)	$554	$762	$(173)	$589
Brands	216	(97)	119	216	(88)	128
Trademarks and trade names	53	(37)	16	54	(36)	18
Other	122	(116)	6	122	(115)	7
Total finite-lived intangible assets	1,152	(457)	695	1,154	(412)	742
Indefinite-lived intangible assets:
Brands	39	—	39	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	14	—	14	20	—	20
Total indefinite-lived intangible assets	120	—	120	126	—	126
Identifiable intangible assets	$1,272	$(457)	$815	$1,280	$(412)	$868

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $16 million for both the three months ended September 29, 2013 and September 30, 2012, and $47 million and $51 million for the nine months ended September 29, 2013 and September 30, 2012, respectively.

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer will fund the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which will be reduced as the service credit continuation is incurred), is included in Employee benefit plan contribution from Pfizer Inc. in the Condensed Consolidated and Combined Statements of Equity at September 29, 2013. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of ten years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $1 million and $5 million for the three and nine months ended September 29, 2013, respectively.
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
As part of the Separation, certain Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation) were made to transfer the assets and liabilities of certain international defined benefit pension plans including Austria, France, Germany, Greece, Italy, Mexico, South Africa, Taiwan and Thailand, to Zoetis in the first quarter of 2013, and we assumed the liabilities allocable to employees transferring to us. Prior to the Separation, these benefit plans were accounted for as multi-employer plans. Also, as part of the Separation Adjustments, a benefit plan in Germany was retained by Pfizer. The net obligation of the transferred plans totaled $25 million. At September 29, 2013, the projected benefit obligation and fair value of plan assets of the dedicated international pension plans in the Netherlands, Germany, India and Korea, as well as those plans transferred in the first quarter of 2013, were $74 million and $45 million, respectively. In the second quarter of 2013, a net liability of approximately $16 million was recognized for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014, in accordance with the applicable local separation agreements.

16 |

Pension expense associated with dedicated international pension plans was approximately $1 million and $3 million for the three and nine months ended September 29, 2013, respectively. Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $2 million and $7 million for the three and nine months ended September 29, 2013, respectively.
Contributions to the dedicated international benefits plans for the three and nine months ended September 29, 2013 were $1 million and $2 million, respectively. Contributions to the international plans accounted for as multi-employer plans for the three and nine months ended September 29, 2013 were $1 million and $6 million, respectively. We expect to contribute a total of approximately $9 million to these plans in 2013.

13.	Share-Based Payments

A.	Zoetis 2013 Equity and Incentive Plan
In January 2013, the Zoetis 2013 Equity and Incentive Plan (Equity Plan) became effective. The principal types of stock-based awards available under the Equity Plan may include, but are not limited to, the following:

•
Stock Options. Stock options represent the right to purchase shares of our common stock within a specified period of time at a specified price. The exercise price for a stock option will be not less than 100% of the fair market value of the common stock on the date of grant. Stock options will have a contractual maximum term of ten years from the date of grant. Stock options granted may include those intended to be “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986 (the Code).

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

•
Deferred Stock Unit Awards (DSUs). Deferred stock unit awards, which are granted to non-employee Directors, represent the right to receive shares of our common stock at a future date. The DSU awards will be automatically settled and paid in shares (including fractional shares), within sixty days following the non-employee Director’s separation of service on the Board of Directors.

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

B.	Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Stock option expense	$3	$—	$7	$—
RSU / DSU expense	3	—	5	—
Pfizer stock benefit plans—direct	—	6	25	18
Share-based compensation expense—direct	6	6	37	18
Share-based compensation expense—indirect	—	—	—	4
Share-based compensation expense—total	$6	$6	$37	$22

C.	Stock Options
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

17 |

The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Nine Months Ended
September 29, 2013
Expected dividend yield(a)	1.0%
Risk-free interest rate(b)	1.30%
Expected stock price volatility(c)	28.21%
Expected term(d) (years)	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)	Determined using implied volatility.

(d)	Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the nine months ended September 29, 2013:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value(a)
	Shares	Per Share	(Years)	(MILLIONS)
Outstanding, December 31, 2012	—	$—
Granted	2,994,295	26.11
Exercised	(6,419)	26.00
Forfeited	(60,559)	26.02
Outstanding, September 29, 2013	2,927,317	$26.11	9.4	$15
Exercisable, September 29, 2013	4,992	$26.00	9.3	—

(a)	Market price of underlying Zoetis common stock less exercise price.
The following table summarizes data related to stock option activity:

Nine Months
Ended/As of
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	September 29, 2013
Weighted-average grant date fair value per stock option	$7.05
Total compensation cost related to nonvested stock options not yet recognized, pre-tax	$14
Weighted-average period over which stock option compensation is expected to be recognized (years)	2.0

D.	Restricted Stock Units (RSUs)
RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
The following table provides an analysis of RSU activity for the nine months ended September 29, 2013:

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested, December 31, 2012	—	$—
Granted	979,611	26.81
Vested	(661)	26.00
Reinvested dividend equivalents	3,314	26.16
Forfeited	(19,890)	26.23
Nonvested, September 29, 2013	962,374	$26.82

18 |

The follow table provides data related to RSU activity:

Nine Months
Ended/As of
(MILLIONS OF DOLLARS)	September 29, 2013
Total compensation cost related to nonvested RSU awards not yet recognized, pre-tax	$21
Weighted-average period over which RSU cost is expected to be recognized (years)	2.3

E.	Deferred Stock Units (DSUs)
DSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. DSUs vest immediately as of the grant date and the values are expensed at the time of grant into Selling, general and administrative expenses.
For the nine months ended September 29, 2013, Zoetis granted 34,804 DSUs at a grant date weighted-average fair value of $28.15 per stock unit. There were 34,870 DSUs outstanding, including dividend equivalents, as of September 29, 2013.

F.	Treatment of Outstanding Pfizer Equity Awards
Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for equity award purposes. On June 24, 2013, Pfizer completed the Exchange Offer whereby Pfizer disposed of all of its shares of Zoetis common stock owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rata basis, outstanding Pfizer RSUs, Total Shareholder Return Units (TSRUs) and Performance Share Awards (PSAs) previously granted to our employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested Pfizer stock options previously granted to our employees accelerated in full, and our employees generally have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from Pfizer's completion of the Exchange Offer), (ii) termination of employee from Zoetis, or (iii) the expiration date of the stock option. Zoetis employees who held Pfizer stock options and were retirement eligible as of June 24, 2013 will have the full term of the stock option to exercise.
The accelerated vesting of the outstanding Pfizer stock options, and the settlement, on a pro-rata basis, of other Pfizer equity awards, resulted in the recognition of additional expense for the nine months ended September 29, 2013 of $9 million, which is included in stock-based compensation. The unvested portion of Pfizer RSUs, TSRUs and PSAs were forfeited as of the completion of the Exchange Offer. In the third quarter of 2013, Zoetis made a cash payment of approximately $20 million to certain non-executive Zoetis employees, based on the value of the employees' forfeited Pfizer RSUs, TSRUs and PSAs (as applicable). This amount is included in the condensed consolidated statements of income as additional compensation expense for the nine months ended September 29, 2013. Members of the Zoetis Executive Team did not receive a cash payment for any forfeited Pfizer RSUs, TSRUs and PSAs, but instead, in the third quarter of 2013, they were granted Zoetis RSUs which were equivalent in value and vest on the same date as their forfeited Pfizer RSUs, TSRUs and PSAs.

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2013	2012	2013	2012
Numerator
Net income before allocation to noncontrolling interests	$131	$161	$399	$446
Less: net income attributable to noncontrolling interests	—	(1)	—	—
Net income attributable to Zoetis Inc.	$131	$162	$399	$446
Denominator
Weighted-average common shares outstanding	500.000	500.000	500.000	500.000
Common stock equivalents: stock options, RSUs and DSUs	0.354	—	0.227	—
Weighted-average common and potential dilutive shares outstanding	500.354	500.000	500.227	500.000
Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.26	$0.32	$0.80	$0.89
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.26	$0.32	$0.80	$0.89

15.	Commitments and Contingencies
We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 7. Income Taxes.

19 |

A.	Legal Proceedings
Our non-tax contingencies include, among others, the following:

•	Product liability and other product-related litigation, which can include injury, consumer, off-label promotion, antitrust and breach of contract claims.

•	Commercial and other matters, which can include product-pricing claims and environmental claims and proceedings.

•	Patent litigation, which typically involves challenges to the coverage and/or validity of our patents or those of third parties on various products or processes.

•	Government investigations, which can involve regulation by national, state and local government agencies in the United States and in other countries.
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
Following our decision to suspend sales of Roxarsone (3-Nitro) in June 2011, Zhejiang Rongyao Chemical Co., Ltd., the supplier of certain materials used in the production of Roxarsone (3-Nitro), filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that we are liable for damages it suffered as a result of the decision to suspend sales. No trial date has been set and the parties are exploring possible settlement.
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

20 |

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
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Zoetis Products LLC, formerly having the name Alpharma Inc. Zoetis Products LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. The fine imposed on Zoetis Products LLC amounts to Euro 11 million (approximately $14 million).  Under the Global Separation Agreement between Pfizer and Zoetis, Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. A liability of $14 million is included in Other current liabilities and a corresponding receivable from Pfizer of $14 million is included in Other current assets as of September 29, 2013. We filed an appeal of the decision on September 6, 2013.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 29, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

21 |

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
Our chief operating decision maker uses the revenue and earnings of the four operating segments, among other factors, for performance evaluation and resource allocation.
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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.3 billion at both September 29, 2013 and December 31, 2012.

22 |

Selected Statement of Income Information

					Depreciation and
	Revenue(a)		Earnings(b)		Amortization(c)
	September 29,	September 30,	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012	2013	2012
Three months ended
U.S.	$495	$448	$285	$232	$11	$11
EuAfME	270	241	92	91	5	9
CLAR	171	165	56	53	5	5
APAC	167	165	57	59	4	6
Total reportable segments	1,103	1,019	490	435	25	31
Other business activities(d)	—	—	(80)	(65)	6	4
Reconciling Items:
Corporate(e)	—	—	(139)	(113)	1	1
Purchase accounting adjustments(f)	—	—	(12)	(13)	12	13
Acquisition-related costs(g)	—	—	(1)	(5)	—	5
Certain significant items(h)	—	—	(46)	(11)	—	—
Other unallocated(i)	—	—	(27)	(15)	5	—
	$1,103	$1,019	$185	$213	$49	$54

Nine Months Ended
U.S.	$1,386	$1,294	$773	$676	$33	$26
EuAfME	838	799	300	283	17	21
CLAR	555	549	186	184	14	17
APAC	528	518	203	193	10	13
Total reportable segments	3,307	3,160	1,462	1,336	74	77
Other business activities(d)	—	—	(228)	(191)	19	12
Reconciling Items:
Corporate(e)	—	—	(392)	(346)	16	18
Purchase accounting adjustments(f)	—	—	(37)	(39)	37	39
Acquisition-related costs(g)	—	—	(17)	(34)	—	10
Certain significant items(h)	—	—	(130)	(28)	—	—
Other unallocated(i)	—	—	(94)	(62)	5	—
	$3,307	$3,160	$564	$636	$151	$156

(a)
Revenue denominated in euros were $159 million and $493 million in the three and nine months ended September 29, 2013, respectively and $142 million and $464 million in the three and nine months ended September 30, 2012, respectively.

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

(g)
Acquisition-related costs can include costs associated with acquiring, integrating and restructuring acquired businesses, such as allocated transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring. For additional information, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(h)
Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items primarily include restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, the impact of divestiture-related gains and losses and certain costs related to becoming a standalone public company. For additional information, see Note 5. Restructuring Charges and Other Costs Associated with Acquisition and Cost-Reduction/Productivity Initiatives.

•
In the third quarter of 2013, certain significant items primarily includes: (i) Zoetis stand-up costs of $41 million; and (ii) litigation-related charges of $5 million. Stand-up costs include certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs.

23 |

•
In the third quarter of 2012, certain significant items includes: (i) charges related to transitional manufacturing purchase agreements associated with divestitures of $1 million and (ii) $10 million for restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition.

•
In the nine months ended September 29, 2013, certain significant items primarily includes: (i) Zoetis stand-up costs of $152 million; (ii) $26 million income related to a reversal of certain employee termination expenses; (iii) $6 million income on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009; (iv) additional depreciation associated with asset restructuring of $3 million; and (v) litigation-related charges of $5 million.

•
In the nine months ended September 30, 2012, certain significant items includes: (i) $14 million income related to a favorable legal settlement for an intellectual property matter; (ii) $4 million income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures; and (iii) $46 million for restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition.

(i)	Includes overhead expenses associated with our manufacturing operations.

B.	Other Revenue Information
Revenue by Species
Significant species revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Livestock:
Cattle	$388	$365	$1,134	$1,136
Swine	155	140	465	425
Poultry	134	125	404	375
Other	29	29	79	79
	706	659	2,082	2,015
Companion Animal:
Horses	37	35	124	130
Dogs and Cats	360	325	1,101	1,015
	397	360	1,225	1,145
Total revenue	$1,103	$1,019	$3,307	$3,160
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Anti-infectives	$333	$299	$920	$882
Vaccines	298	266	877	812
Parasiticides	167	155	544	532
Medicated feed additives	93	105	294	298
Other pharmaceuticals	177	165	558	529
Other non-pharmaceuticals	35	29	114	107
Total revenue	$1,103	$1,019	$3,307	$3,160

24 |

17.	Transactions and Agreements with Pfizer
Zoetis had related party transactions with Pfizer through the completion of the Exchange Offer on June 24, 2013. As of the completion of the Exchange Offer, Pfizer is no longer a related party. Activities while Pfizer was a related party, as well as ongoing agreements with Pfizer, are detailed below.

A.	Pre-Separation Period
For the condensed combined statement of income for the three and nine months ended ended September 30, 2012, the costs of goods manufactured in manufacturing plants that were shared with other Pfizer business units was approximately $105 million and $320 million, respectively.
In the pre-Separation period, Pfizer provided significant corporate, manufacturing and shared services functions and resources to us. Our condensed combined financial statements as of and for the three and nine months ended ended September 30, 2012, respectively, reflect an allocation of these costs. For further information about the cost allocations for these services and resources, see Note 3A. Basis of Presentation: Basis of Presentation Prior to the Separation. Management believes that these allocations are a reasonable reflection of the services received. However, these allocations may not reflect the expenses that would have been incurred if we had operated as a standalone public company for the period presented.
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

25 |

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

Following the Separation, we own, have access to or have the right to use, substantially all of the resources that were used, or held for use, exclusively in Pfizer's animal health business, including the following:

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

•
Manufacturing Facilities. Our global manufacturing network consists of 13 “anchor” manufacturing sites and 16 “satellite” manufacturing sites. Ownership of, or the existing leasehold interest in, these facilities were conveyed to us by Pfizer as part of the Separation. Among these 29 manufacturing sites is our facility in Guarulhos, Brazil, which we leased back to Pfizer. Certain of our products are currently manufactured at 14 manufacturing sites that were retained by Pfizer. The products manufactured by Pfizer at these sites and at our Guarulhos, Brazil facility continue to be supplied to us under the terms of a manufacturing and supply agreement we entered into with Pfizer.

•
R&D Facilities. We have R&D operations co-located with certain of our manufacturing sites in Australia, Belgium, Brazil, Canada, China, Spain and the United States to facilitate the efficient transfer of production processes from our laboratories to manufacturing sites. In addition, we maintain R&D operations at non-manufacturing locations in Belgium, Brazil, India and the United States. As part of the Separation, Pfizer conveyed to us its interest in each of these R&D facilities, with the exception of our Mumbai, India facility, which we expect Pfizer to transfer to us after the completion of the Separation for cash consideration to be agreed upon, and, in the interim, we are leasing this facility from Pfizer.

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

The amounts charged under each of the agreements with Pfizer, through the completion of the Exchange Offer on June 24, 2013, were as follows:

(MILLIONS OF DOLLARS)
Transitional services agreement	$63
Master manufacturing and supply agreements	130
Employee matters agreement	99
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

26 |

Review Report of Independent Registered Public Accounting Firm
The Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of September 29, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 29, 2013, the related condensed consolidated statements of equity and cash flows for the nine-month period ended September 29, 2013, the related condensed combined statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012, and the related condensed combined statements of equity and cash flows for the nine-month period ended September 30, 2012. These condensed consolidated and condensed combined financial statements are the responsibility of the Company's management.
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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of September 29, 2013 and for the three-month and nine-month periods ended September 29, 2013 and to the condensed combined financial statements for the three-month and nine-month periods ended September 30, 2012 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
November 13, 2013

27 |

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
Introduction
Our MD&A is provided in addition to the accompanying condensed consolidated and combined financial statements and notes to assist readers in understanding the results of operations, comprehensive income, financial condition and cash flows of Zoetis Inc. (Zoetis). This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business of our 2012 Annual Report on Form 10-K.	28
Our operating environment	Information regarding the animal health industry and factors that affect our company.	29
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the condensed consolidated and combined financial statements.	31
Analysis of the condensed consolidated and combined statements of income	Consists of the following for all periods presented:
	• Revenue: An analysis of our revenue in total.	33
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	33
	• Operating segment results: A discussion of our revenue by operating segment and species and items impacting our earnings before income tax.	38
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	43
Our financial guidance for 2013	A discussion of our 2013 financial guidance.	47
Analysis of the condensed consolidated and combined statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	47
Analysis of the condensed consolidated and combined balance sheets	A discussion of changes in certain balance sheet accounts for all balance sheets presented.	48
Analysis of the condensed consolidated and combined statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	48
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	49
New accounting standards	Accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.	51
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategic review, capital allocation and business-development plans. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.	52
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
We directly market our products to livestock producers and veterinarians located in approximately 70 countries across North America, Europe, Africa, Asia, Australia and Latin America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and India, we believe we are the largest animal health medicines and vaccines business as measured by revenue across emerging markets as a whole. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.

28 |

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
A summary of our 2013 performance compared to the comparable 2012 period follows:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Revenue	$1,103	$1,019	8	$3,307	$3,160	5
Net income attributable to Zoetis	131	162	(19)	399	446	(11)
Adjusted net income(a)	172	154	12	529	482	10

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this MD&A for more information.
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

29 |

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
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, are the subject of global scientific and regulatory discussion. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (topical, oral, intramuscular/subcutaneous injections, or intravenous). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take restrictive actions even when there is scientific uncertainty. Historically, antibacterials for livestock have represented a significant portion of our revenue. We cannot predict whether antibacterial resistance concerns will result in additional restrictions or bans, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals.
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
Competition
The animal health industry is competitive. Although our business is the largest by revenue in the animal health medicines and vaccines industry, we face competition in the regions and sectors in which we compete. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. In addition to competition from established market participants, there could be new entrants to the animal health medicines and vaccines industry in the future. In certain markets, we also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the U.S.
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
For example, drought conditions could negatively impact, among other things, the supply of corn and the availability of grazing pastures.  A decrease in harvested corn results in higher corn prices, which could negatively impact the profitability of livestock producers of cattle, pork and poultry.  Higher corn prices and reduced availability of grazing pastures contributes to reductions in herd or flock sizes that in turn results in less spending on animal health products.  As such, a prolonged drought could have a material adverse impact on our operating results and financial condition.  Factors influencing the magnitude and timing of effects of a drought on our performance include, but may not be limited to, weather patterns and herd management decisions.  The drought which has impacted parts of the U.S. over the past two years, is considered the worst in many years and affected our performance in the U.S. market in 2012 and in the first half of 2013.

30 |

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
In 2013, there have been several reported cases of the H7N9 avian influenza virus in China. In late March 2013, the Chinese government reported the first case of the H7N9 avian influenza virus. Since that time, over 100 cases have been detected. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2013 global revenue will not be significant. While China continues to represent a growth opportunity for us, sales in this country represented less than 2% of our total revenue in 2012 and the majority was generated by our swine business.
In addition, since the second quarter of 2013 some producers in the U.S. have been experiencing an outbreak of the Porcine Epidemic Diarrhea Virus (PEDV). It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting U.S. pork producers in understanding and controlling PEDV, and we are partnering with the stakeholders, including various academic institutions such as the University of Minnesota. Since first reported in the second quarter, the disease has continued to spread and has now been reported in at least 17 U.S. states. We currently believe the impact on our 2013 revenue will not be significant.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. For the nine months ended September 29, 2013, approximately 53% of our revenue was denominated in foreign currencies. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 29, 2013, approximately 47% of our total revenue was in U.S. dollars, and our year-over-year revenue growth was unfavorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for the nine months ended September 29, 2013. We will experience ongoing adverse impacts to earnings as our revenue, costs and expenses will be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations.
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
We also expect to incur certain nonrecurring costs related largely to becoming a standalone public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of a standalone infrastructure, the implementation of a

31 |

new enterprise resource planning system, the accelerated vesting of Pfizer equity awards, site separation, certain legal registration and patent assignment costs and certain restructuring and other charges. In the second quarter of 2013, these costs were partially offset by the reversal of certain employee termination expenses. In addition, we will also incur certain costs related to the completion of FDAH integration activities. We expect all of the aforementioned nonrecurring costs to range between approximately $220 million to $240 million in 2013. These estimates exclude the impact of any depreciation or amortization of capitalized separation expenditures.
Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for equity award purposes. On June 24, 2013, Pfizer completed the Exchange Offer whereby Pfizer disposed of all of its shares of Zoetis common stock owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rata basis, outstanding Pfizer RSUs, Total Shareholder Return Units (TSRUs) and Performance Share Awards (PSAs) previously granted to our employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested Pfizer stock options previously granted to our employees accelerated in full, and our employees generally have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from Pfizer's completion of the Exchange Offer), (ii) termination of employee from Zoetis, or (iii) the expiration date of the stock option. Zoetis employees who held Pfizer stock options and were retirement eligible as of June 24, 2013 will have the full term of the stock option to exercise.
The accelerated vesting of the outstanding Pfizer stock options, and the settlement, on a pro-rata basis, of other Pfizer equity awards, resulted in the recognition of additional expense for the nine months ended September 29, 2013 of $9 million, which is included in stock-based compensation. The unvested portion of Pfizer RSUs, TSRUs and PSAs were forfeited as of the completion of the Exchange Offer. In the third quarter of 2013, Zoetis made a cash payment of approximately $20 million to certain non-executive Zoetis employees, based on the value of the employees' forfeited Pfizer RSUs, TSRUs and PSAs (as applicable). This amount is included in the condensed consolidated statements of income as additional compensation expense for the nine months ended September 29, 2013. Members of the Zoetis Executive Team did not receive a cash payment for any forfeited Pfizer RSUs, TSRUs and PSAs, but instead, in the third quarter of 2013, were granted Zoetis RSUs which were equivalent in value and vest on the same date as their forfeited Pfizer RSUs, TSRUs and PSAs.
Public company expenses
As a result of the IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. We have established additional procedures and practices as a standalone public company. As a result, we are incurring additional costs, including, but not limited to, internal audit, investor relations, stock administration and regulatory compliance costs.
Recent significant acquisitions and government-mandated divestitures
The assets, liabilities, operating results and cash flows of acquired businesses are included in our results commencing from their respective acquisition dates.
Delays in establishing new operating subsidiaries
Due to local regulatory and operational requirements in certain non-U.S. jurisdictions, the transfer to us of certain assets and liabilities of Pfizer's animal health business had not yet legally occurred as of the IPO Date. These assets and liabilities were not material to our consolidated financial statements, individually or in the aggregate. As of September 29, 2013, all expected subsidiaries have been established and the related assets and liabilities have transferred.
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

32 |

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Revenue	$1,103	$1,019	8	$3,307	$3,160	5
Costs and expenses:
Cost of sales(a)	385	359	7	1,203	1,130	6
% of revenue	35%	35%		36%	36%
Selling, general and administrative expenses(a)	399	335	19	1,155	1,017	14
% of revenue	36%	33%		35%	32%
Research and development expenses(a)	93	94	(1)	278	288	(3)
% of revenue	8%	9%		8%	9%
Amortization of intangible assets(a)	15	16	(6)	45	48	(6)
Restructuring charges and certain acquisition-related
costs	3	6	(50)	(10)	55	*
Interest expense, net of capitalized interest	29	7	*	83	23	*
Other (income)/deductions—net	(6)	(11)	(45)	(11)	(37)	(70)
Income before provision for taxes on income	185	213	(13)	564	636	(11)
% of revenue	17%	21%		17%	20%
Provision for taxes on income	54	52	4	165	190	(13)
Effective tax rate	29.2%	24.4%		29.3%	29.9%
Net income before allocation to noncontrolling interests	131	161	(19)	399	446	(11)
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	—	—	—	—
Net income attributable to Zoetis	$131	$162	(19)	$399	$446	(11)
% of revenue	12%	16%		12%	14%
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

Revenue
Three months ended September 29, 2013 vs. three months ended September 30, 2012
Total revenue increased by $84 million, or 8%, in the third quarter of 2013 compared to the third quarter of 2012, reflecting higher operational revenue of $95 million or 9%, partially offset by the unfavorable impact of foreign exchange, which decreased revenue by approximately $11 million, or 1%. We experienced operational growth across each of our regional segments, led by increased revenue in the U.S. and EuAfME segments.
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Total revenue increased by $147 million, or 5%, in the first nine months of 2013 compared to the same period in 2012, reflecting higher operational revenue of $185 million or 6%, partially offset by the unfavorable impact of foreign exchange, which decreased revenue by approximately $38 million, or 1%. We experienced operational growth across each of our regional segments, led by increased revenue in the U.S. segment.
Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Cost of sales(a)	$385	$359	7%	$1,203	$1,130	6%
% of revenue	34.9%	35.2%		36.4%	35.8%
Certain amounts and percentages may reflect rounding adjustments.

(a)
Allocation of corporate enabling functions were $3 million in the first quarter of 2013. Allocation of corporate enabling functions were $0 million and $1 million in the three and nine months ended September 30, 2012, respectively.

33 |

Three months ended September 29, 2013 vs. three months ended September 30, 2012
Cost of sales increased by $26 million, or 7%, in the third quarter of 2013 compared to the third quarter of 2012, primarily as a result of:

•	revenue growth and product and geographic mix;

•	additional one-time costs of $3 million related to becoming a standalone public company; and

•	higher costs associated with certain manufacturing agreements related to government-mandated divestitures from prior acquisitions;
partially offset by:

•	operational efficiencies.
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Cost of sales increased by $73 million, or 6%, in the first nine months of 2013 compared to the first nine months of 2012, primarily as a result of:

•	revenue growth and product and geographic mix;

•
additional one-time costs of $18 million related to becoming a standalone public company, including expense of $2 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation; and

•	higher costs associated with certain manufacturing agreements related to government-mandated divestitures from prior acquisitions;
partially offset by:

•	operational efficiencies; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Selling, general and administrative expenses(a)	$399	$335	19%	$1,155	$1,017	14%
% of revenue	36%	33%		35%	32%
Certain amounts and percentages may reflect rounding adjustments.

(a)
Allocation of corporate enabling functions were $24 million in the first quarter of 2013. Allocation of corporate enabling functions were $62 million and $185 million in the three and nine months ended September 30, 2012, respectively.

Three months ended September 29, 2013 vs. three months ended September 30, 2012
Selling, general & administrative (SG&A) expenses increased by $64 million, or 19%, in the third quarter of 2013 compared to the third quarter of 2012, primarily as a result of:

•	additional one-time costs of $38 million related to becoming a standalone public company;
partially offset by:

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees; and

•	favorable foreign exchange.
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
SG&A expenses increased by $138 million, or 14%, in the first nine months of 2013 compared to the first nine months of 2012, primarily as a result of:

•
additional one-time costs of $129 million related to becoming a standalone public company, including expense of $25 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation;

partially offset by:

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees; and

•	favorable foreign exchange.

34 |

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Research and development expenses(a)	$93	$94	(1)%	$278	$288	(3)%
% of revenue	8%	9%		8%	9%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were $15 million and $43 million in the three and nine months ended September 30, 2012, respectively.
Three months ended September 29, 2013 vs. three months ended September 30, 2012
R&D expenses decreased by $1 million, or 1%, in the third quarter of 2013 compared to the third quarter of 2012, primarily as a result of

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees;
partially offset by:

•	an increase in the volume of R&D activities.
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
R&D expenses decreased by $10 million, or 3%, in the first nine months of 2013 compared to the first nine months of 2012, primarily as a result of:

•	the nonrecurrence of depreciation expense incurred in 2012 related to the closing of an R&D facility in the U.K.; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees;
partially offset by:

•
additional one-time costs of $5 million related to becoming a standalone public company, including expense of $4 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation; and

•	an increase in the volume of R&D activities.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Amortization of intangible assets	$15	$16	(6)%	$45	$48	(6)%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 29, 2013 vs. three months ended September 30, 2012
Amortization of intangible assets decreased by $1 million, or 6%, in the third quarter of 2013 compared to the third quarter of 2012.
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Amortization of intangible assets decreased by $3 million, or 6%, in the first nine months of 2013 compared to the first nine months of 2012.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Restructuring charges and certain acquisition-
related costs(a)	$3	$6	(50)%	$(10)	$55	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of Restructuring charges and certain acquisition-related costs were $12 million and $47 million in the three and nine months ended September 30, 2012, respectively.
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

35 |

The costs associated with our cost reduction/productivity initiatives are predominantly termination costs associated with plant closings initiated by Pfizer's manufacturing division.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated and Combined Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Three months ended September 29, 2013 vs. three months ended September 30, 2012
Restructuring charges and certain acquisition-related costs decreased by $3 million, or 50% in the third quarter of 2013 compared to the third quarter of 2012 due to the nonrecurrence of allocated charges from Pfizer.
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Restructuring charges and certain acquisition-related costs decreased by $65 million, in the first nine months of 2013 compared to the first nine months of 2012, primarily as a result of a $27 million decrease in employee termination expenses related to the reversal of a previously established termination reserve related to our operations in Europe, and the nonrecurrence of allocated charges from Pfizer.
The aforementioned termination reserve was established when we were a business unit of Pfizer. As a result of becoming a standalone public company (no longer being a majority-owned subsidiary of Pfizer) and related economic consideration, we revisited this restructuring action and decided to no longer implement this restructuring plan. As such, we reversed the existing reserve.
We continuously evaluate the viability of existing manufacturing, research, sourcing, and other efforts to ensure that we are operating as efficiently as possible.  As a result, we expect to record restructuring and other charges as we exit facilities and continue to refine our cost structure. Subsequent to September 29, 2013 we have approved such actions that could amount to approximately $20 million, but may have additional charges as events and circumstances change.

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Interest expense, net of capitalized interest	$29	$7	*	$83	$23	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 29, 2013 vs. three months ended September 30, 2012
Interest expense, net of capitalized interest, increased by $22 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to the issuance of our senior notes on January 28, 2013. Interest expense related to allocated debt was $7 million for the three months ended September 30, 2012. Interest expense related to our senior notes offering in January 2013, including amortization of debt discount and fees, was $29 million for the three months ended September 29, 2013.
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Interest expense, net of capitalized interest, increased by $60 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to the issuance of our senior notes on January 28, 2013. Interest expense related to allocated debt was $2 million and $23 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. Interest expense related to our senior notes offering in January 2013, including amortization of debt discount and fees, was $81 million in first nine months of 2013.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Other (income)/deductions—net	$(6)	$(11)	(45)%	$(11)	$(37)	(70)%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 29, 2013 vs. three months ended September 30, 2012
The change in Other (income)/deductions—net reflects an unfavorable impact of $5 million on income attributable to Zoetis in the third quarter of 2013 compared to the third quarter of 2012. Included in Other (income)/deductions—net for the third quarter of 2013 is royalty income of $8 million and a litigation-related charge of $1 million. Included in Other (income)/deductions—net for the third quarter of 2012 is royalty income of $11 million and foreign currency losses of $1 million.

36 |

Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
The change in Other (income)/deductions—net reflects an unfavorable impact of $26 million on income attributable to Zoetis in the first nine months of 2013 compared to the first nine months of 2012, primarily as a result of:

•
the nonrecurrence of income from a favorable legal settlement related to an intellectual property matter of $14 million and a change in estimate for an environmental-related reserve due to a favorable settlement of $7 million in 2012; and

•	foreign currency loss of $9 million related to the Venezuela currency devaluation in February 2013;
partially offset by:

•	a net gain of $6 million on asset disposals associated with government-mandated divestitures; and

•	lower asset impairment charges of identifiable intangible assets of approximately $4 million.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Provision for taxes on income	$54	$52	4%	$165	$190	(13)%
Effective tax rate	29.2%	24.4%		29.3%	29.9%
Certain amounts and percentages may reflect rounding adjustments.
The effective tax rate was 29.2% for the third quarter of 2013, compared to 24.4% for the third quarter of 2012. The higher effective tax rate for the third quarter of 2013 compared to the third quarter of 2012 was primarily attributable to:

•
a $29 million tax benefit during the third quarter of 2012 resulting from Pfizer's settlement with the U.S. Internal Revenue Service (IRS) with respect to the audits of the Pfizer Inc. tax returns for the years 2006 through 2008;

partially offset by:

•	incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012; and

•	changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The effective tax rate was 29.3% for the first nine months of 2013, compared to 29.9% for the first nine months of 2012. The lower effective tax rate in the first nine months of 2013 compared to the first nine months of 2012 was primarily attributable to:

•	the aforementioned incentive tax rulings and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs; and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit which was retroactively extended on January 3, 2013;
partially offset by:

•	the tax benefit resulting from the aforementioned $29 million IRS settlement in 2012.

37 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of our revenue between livestock and companion animal products are as follows:

			% Change
	Three Months Ended			Related to
	September 29,	September 30,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	Exchange	Operational
U.S.
Livestock	$275	$248	11	—	11
Companion animal	220	200	10	—	10
	495	448	10	—	10
EuAfME
Livestock	178	163	9	2	7
Companion animal	92	78	18	3	15
	270	241	12	3	9
CLAR
Livestock	129	128	1	(5)	6
Companion animal	42	37	14	(5)	19
	171	165	4	(5)	9
APAC
Livestock	124	120	3	(5)	8
Companion animal	43	45	(4)	(7)	3
	167	165	1	(6)	7
Total
Livestock	706	659	7	(1)	8
Companion animal	397	360	10	(1)	11
	$1,103	$1,019	8	(1)	9
Certain amounts and percentages may reflect rounding adjustments.

38 |

			% Change
	Nine Months Ended			Related to
	September 29,	September 30,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	Exchange	Operational
U.S.
Livestock	$724	$680	6	—	6
Companion animal	662	614	8	—	8
	1,386	1,294	7	—	7
EuAfME
Livestock	557	543	3	1	2
Companion animal	281	256	10	2	8
	838	799	5	1	4
CLAR
Livestock	421	420	—	(5)	5
Companion animal	134	129	4	(3)	7
	555	549	1	(5)	6
APAC
Livestock	380	372	2	(3)	5
Companion animal	148	146	1	(6)	7
	528	518	2	(3)	5
Total
Livestock	2,082	2,015	3	(2)	5
Companion animal	1,225	1,145	7	(1)	8
	$3,307	$3,160	5	(1)	6
Certain amounts and percentages may reflect rounding adjustments.

39 |

Earnings information by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	September 29,	September 30,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	Exchange	Operational
U.S.	$285	$232	23	—	23
EuAfME	92	91	1	—	1
CLAR	56	53	6	(18)	24
APAC	57	59	(3)	(6)	3
Total reportable segments	490	435	13	(3)	16
Other business activities	(80)	(65)	23
Reconciling Items:
Corporate	(139)	(113)	23
Purchase accounting adjustments	(12)	(13)	(8)
Acquisition-related costs	(1)	(5)	(80)
Certain significant items	(46)	(11)	*
Other unallocated	(27)	(15)	80
Income before income taxes	$185	$213	(13)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Nine Months Ended			Related to
	September 29,	September 30,		Foreign
(MILLIONS OF DOLLARS)	2013	2012	Total	Exchange	Operational
U.S.	$773	$676	14	—	14
EuAfME	300	283	6	—	6
CLAR	186	184	1	(11)	12
APAC	203	193	5	(2)	7
Total reportable segments	1,462	1,336	9	(2)	11
Other business activities	(228)	(191)	19
Reconciling Items:
Corporate	(392)	(346)	13
Purchase accounting adjustments	(37)	(39)	(5)
Acquisition-related costs	(17)	(34)	(50)
Certain significant items	(130)	(28)	*
Other unallocated	(94)	(62)	52
Income before income taxes	$564	$636	(11)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 29, 2013 vs. three months ended September 30, 2012
U.S. operating segment
U.S. segment revenue increased by $47 million, or 10%, in the third quarter of 2013 compared to the third quarter of 2012, of which approximately $27 million resulted from growth in livestock products and approximately $20 million resulted from growth in companion animal products.

•
Livestock revenue growth was achieved in all species, particularly cattle. Strong growth in sales of cattle products was primarily due to an unusually weak year-ago quarter as a result of last year's drought. The growth in sales of poultry products was due to growth in medicated feed additives and the growth in swine products was due to continued customer acceptance of new products and the successful execution of marketing programs developed for and focused on specific brands, therapeutic categories or customer segments. Results also reflect the benefit of price increases taken in the first quarter.

•
Companion animal revenue growth was driven by solid growth in small animal products reflecting the benefit of price increases taken in the first quarter, strong market dynamics, the positive impact of increased field force optimization efforts, and uptake in customer loyalty and other promotional programs. Growth was tempered by relatively flat equine sales.

40 |

U.S. segment earnings increased by $53 million, or 23%, in the third quarter of 2013 compared to the third quarter of 2012 due to strong revenue growth, favorable product mix and the timing of certain promotional spending.
EuAfME operating segment
EuAfME segment revenue increased by $29 million, or 12%, in the third quarter of 2013 compared to the third quarter of 2012. Operational revenue growth was $23 million, or 9%, of which approximately $12 million resulted from growth in companion animal products and approximately $11 million resulted from growth in livestock products.

•
Livestock revenue growth was primarily driven by emerging markets, particularly Russia, South Africa, Turkey and Algeria. Growth in Russia and South Africa was primarily due to the launch of new products in these markets. Additionally, growth in swine was favorably impacted by the launch of a new swine vaccine (that prevents porcine circovirus type 2) across many markets in the region. This growth was partially offset by continuing challenging market conditions throughout Western Europe affecting the cattle portfolio, as well as product supply issues affecting the poultry portfolio in emerging markets.

•
Companion animal revenue growth was favorably impacted by increased sales of products that are related to certain third party manufacturing agreements. Growth in the third quarter of 2013 also benefited from the late start of the parasiticide season, which delayed the timing of sales versus the year-ago quarter.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $6 million, or 3%.
EuAfME segment earnings increased by $1 million, or 1%, in the third quarter of 2013 compared to the third quarter of 2012, as the benefit of increased revenue was offset by unfavorable geographic and product mix.
CLAR operating segment
CLAR segment revenue increased by $6 million, or 4%, in the third quarter of 2013 compared to the third quarter of 2012. Operational revenue growth was $14 million, or 9%, of which approximately $7 million resulted from growth in livestock products and $7 million resulted from growth in companion animal product sales.

•
Livestock revenue growth was primarily driven by increased sales in the cattle and poultry portfolios. Growth in cattle was primarily due to growth in Venezuela, Canada and Mexico. Growth in sales of poultry products was primarily driven by higher sales of medicated feed additives in Brazil. This growth was partially offset by challenging market conditions affecting the cattle market in Brazil, where sales were relatively flat primarily due to increased local competition and drought conditions in certain areas of the country.

•
Companion animal growth was favorably impacted by increased sales in Canada driven primarily by timing of the parasiticide season and price increases. In addition, revenue was favorably impacted by an increasing companion animal market in Brazil.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $8 million, or 5%.
CLAR segment earnings increased by $3 million, or 6%, in the third quarter of 2013 compared to the third quarter of 2012. Operational earnings growth was $13 million, or 24%, in the third quarter of 2013 compared to the third quarter of 2012, primarily driven by revenue growth and favorable product mix.
APAC operating segment
APAC segment revenue increased by $2 million, or 1%, in the third quarter of 2013 compared to the third quarter of 2012. Operational revenue growth was $11 million, or 7%, of which approximately $10 million resulted from growth in livestock products and approximately $1 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven primarily by increased sales in emerging markets across swine, poultry and cattle. Growth in sales of swine products was driven by higher demand and market penetration in China. Growth in the poultry portfolio was driven by higher sales in India as a result of the resolution of a license registration issue and higher demand in other emerging markets. Cattle product sales growth was primarily driven by increased sales in New Zealand and was partially offset by declining cattle sales in Australia due to the impact of prolonged drought conditions on herd sizes.

•
Companion animal revenue growth was primarily due to increased sales in Taiwan as a result of a rabies outbreak, the successful launch of a new product in Japan, and the resolution of a supply issue and focused field force initiatives in China. This was partially offset by declines in Australia due to increased competition.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $9 million, or 6%.
APAC segment earnings decreased by $2 million, or 3%, in the third quarter of 2013 compared to the third quarter of 2012. Operational earnings growth was $2 million, or 3%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to increased revenue, partially offset by the unfavorable impact of geographic and product mix and increased investment in promotional activities.

41 |

Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
U.S. operating segment
U.S. segment revenue increased by $92 million, or 7%, in the first nine months of 2013 compared to the first nine months of 2012, of which approximately $44 million resulted from growth in livestock products and approximately $48 million resulted from growth in companion animal products.

•
Livestock revenue growth was achieved across poultry, cattle and swine products due to the positive impact of increased field force optimization efforts and a new portfolio pricing structure implemented late in 2012.

•
Companion animal revenue growth was driven by solid growth in small animal products reflecting strong promotional support and price increases. Results were partially offset by a decrease in equine sales reflecting the continuing contraction of the market.

U.S. segment earnings increased by $97 million, or 14%, in the first nine months of 2013 compared to the first nine months of 2012, as a result of strong revenue growth and favorable product mix.
EuAfME operating segment
EuAfME segment revenue increased by $39 million, or 5%, in the first nine months of 2013 compared to the first nine months of 2012. Operational revenue growth was $35 million, or 4%, of which approximately $13 million resulted from growth in livestock products and approximately $22 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven primarily by growth in the swine portfolio as a result of the launch of a new swine vaccine (that prevents porcine circovirus type 2) across many markets in the region. Results were partially offset by continuing adverse macroeconomic conditions throughout Western Europe affecting the cattle portfolio.

•
Companion animal revenue growth was favorably impacted by increased sales of products that are related to certain third party manufacturing agreements. Additionally, sales in France increased largely due to the unfavorable impact in the prior year of initial guidance on the usage of anti-infective products and the benefit of increased promotional programs. Results were partially offset by continued adverse macroeconomic conditions throughout Western Europe.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $4 million.
EuAfME segment earnings increased by $17 million, or 6%, in the first nine months of 2013 compared to the first nine months of 2012, primarily due to higher revenue and increased operating efficiencies.
CLAR operating segment
CLAR segment revenue increased by $6 million, or 1% in the first nine months of 2013 compared to the first nine months of 2012. Operational revenue growth was $31 million, or 6%, of which approximately $22 million resulted from growth in livestock products, and approximately $9 million resulted from growth in companion animal product sales.

•
Livestock revenue was favorably impacted by growth in poultry and swine products in Brazil. Growth in poultry revenue was driven by increased sales of medicated feed additives. Swine vaccines benefited from continued demand in South America across several product lines, including Improvac/Improvest, a product that reduces boar taint without the need for surgical castration. Cattle revenue in Canada benefited from a strong fall calf season in the first quarter of 2013, while revenue in other countries was negatively impacted by a decline in cattle growth related to increased local competition and challenging market conditions as a result of drought conditions.

•
Companion animal revenue was favorably impacted by an increasing companion animal market in Brazil and marketing programs in Brazil and Mexico. Gains were partially offset by the equine business as a result of a reduced number of horses in Canada. Revenue also declined slightly due to the favorable impact in the prior year of a competitor supply issue in Canada.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $25 million, or 5%.
CLAR segment earnings increased by $2 million, or 1% in the first nine months of 2013 compared to the first nine months of 2012. Operational earnings growth was $23 million, or 12%, in the first nine months of 2013 compared to the first nine months of 2012. The increase was driven by improvements in product mix. This performance was offset by the continued impact of the Venezuela currency devaluation in February 2013, which unfavorably impacted earnings by $14 million.
APAC operating segment
APAC segment revenue increased by $10 million, or 2%, in the first nine months of 2013 compared to the first nine months of 2012. Operational revenue growth was $27 million, or 5%, of which approximately $17 million resulted from growth in livestock products and approximately $10 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven primarily by increased sales of swine products, particularly in our porcine circovirus type 2 vaccine, which was recently launched in several new markets in Southeast Asia, Taiwan and Korea. Positive growth in swine products was tempered by challenging market conditions for pork producers in Southeast and Northeast Asia, with some impact in China. Growth in the poultry portfolio, particularly in Southeast Asia, also positively contributed to livestock performance, despite

42 |

challenging market conditions in China. These increases were partially offset by declining cattle sales in Australia due to the impact of the prolonged drought conditions on herd sizes.

•
Companion animal revenue growth was primarily due to the successful launch of a new product in Japan, as well as the successful execution of marketing programs developed for and focused on specific brands, therapeutic categories or customer segments.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $17 million, or 3%.
APAC segment earnings increased by $10 million, or 5%, in the first nine months of 2013 compared to the first nine months of 2012. Operational earnings growth was $14 million, or 7%, in the first nine months of 2013 compared to the first nine months of 2012 driven by revenue growth.
Other business activities
Reflects the R&D activity managed by our centralized Research and Development Organization.
Three months ended September 29, 2013 vs. three months ended September 30, 2012
Our centralized spending on R&D increased by $15 million, or 23%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to $12 million in comparable R&D expense for the third quarter of 2012 included in the Corporate segment related to operations now managed by the Research and Development Organization.
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Our centralized spending on R&D increased by $37 million, or 19%, in the first nine months of 2013 compared to the first nine months of 2012, primarily due to $30 million in comparable R&D expense for the first nine months of 2012 included in the Corporate segment related to operations now managed by the Research and Development Organization.
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

43 |

Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the Pharmacia Animal Health business (acquired in 2003), Fort Dodge Animal Health (FDAH) (acquired in 2009) and King Animal Health (KAH) (acquired in 2011), include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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
A completely accurate comparison of internally developed intangible assets and acquired intangible assets cannot be achieved through adjusted net income. These components of adjusted net income are derived solely from the impact of the items listed above. We have not factored in the impact of any other differences in experience that might have occurred if we had discovered and developed those intangible assets on our own, and this approach does not intend to be representative of the results that would have occurred in those circumstances. For example, our R&D costs in total, and in the periods presented, may have been different; our speed to commercialization and resulting revenue, if any, may have been different; or our costs to manufacture may have been different. In addition, our marketing efforts may have been received differently by our customers. As such, in total, there can be no assurance that our adjusted net income amounts would have been the same as presented had we discovered and developed the acquired intangible assets.
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
Certain significant items
Adjusted net income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to becoming a standalone public company, a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated and Combined Financial Statements—Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

44 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change	2013	2012	Change
Reported net income attributable to Zoetis	$131	$162	(19)	$399	$446	(11)
Purchase accounting adjustments—net of tax	8	9	(11)	25	26	(4)
Acquisition-related costs—net of tax	—	4	(100)	11	23	(52)
Certain significant items—net of tax	33	(21)	*	94	(13)	*
Adjusted net income(a)	$172	$154	12	$529	$482	10
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 29.5% and 36.8% for the third quarter of 2013 and 2012, respectively, and 29.3% and 34.6% for the first nine months of 2013 and 2012, respectively. The lower effective tax rate in 2013 compared to 2012 is due to incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012, as well as changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. In addition, we recognized a $2 million discrete income tax provision benefit during the first quarter of 2013 related to the 2012 U.S research and development tax credit which was retroactively extended on January 3, 2013.

The following table provides a reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, and non-GAAP adjusted diluted EPS:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
	2013	2012	Change	2013	2012	Change
Earnings per share—diluted(a)(b):
GAAP Reported net income attributable to Zoetis	$0.26	$0.32	(19)	$0.80	$0.89	(10)
Purchase accounting adjustments—net of tax	0.02	0.02	—	0.05	0.05	—
Acquisition-related costs—net of tax	—	0.01	(100)	0.02	0.05	(60)
Certain significant items—net of tax	0.06	(0.04)	*	0.19	(0.03)	*
Non-GAAP adjusted net income	$0.34	$0.31	10	$1.06	$0.96	10
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The weighted-average shares outstanding for diluted earnings per share for the period prior to the IPO was calculated using an aggregate of 500 million shares of Class A and Class B common stock outstanding, which was the number of Zoetis Inc. shares outstanding immediately prior to the IPO. For the three and nine months ended September 29, 2013, diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs and DSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Interest	$29	$7	$83	$23
Taxes	72	89	219	255
Depreciation	32	41	100	93
Amortization	5	4	13	14

45 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(MILLIONS OF DOLLARS)	2013	2012	2013	2012
Purchase accounting adjustments:
Amortization and depreciation(a)	$12	$12	$35	$36
Cost of sales(b)	—	1	2	3
Total purchase accounting adjustments—pre-tax	12	13	37	39
Income taxes(c)	4	4	12	13
Total purchase accounting adjustments—net of tax	8	9	25	26
Acquisition-related costs(d):
Integration costs(e)	1	10	16	31
Restructuring costs(f)	—	(11)	1	(8)
Additional depreciation—asset restructuring(g)	—	6	—	11
Total acquisition-related costs—pre-tax	1	5	17	34
Income taxes(c)	1	1	6	11
Total acquisition-related costs—net of tax	—	4	11	23
Certain significant items(h):
Restructuring charges(i)	—	7	(27)	32
Implementation costs and additional depreciation—asset restructuring(g)	—	3	3	14
Certain asset impairment charges(j)	—	—	1	—
Net gains on sale of assets (k)	—	—	(6)	—
Stand-up costs(l)	41	—	152	—
Other(m)	5	1	7	(18)
Total significant items—pre-tax	46	11	130	28
Income taxes(c)	13	32	36	41
Total significant items—net of tax	33	(21)	94	(13)
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$41	$(8)	$130	$36
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expense related to purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows: $11 million and $34 million in the three and nine months ended September 29, 2013, respectively, and $12 million and $37 million in the three and nine months ended September 30, 2012, respectively, included in Amortization of intangible assets; $1 million income in the nine months ended September 30, 2012, included in Selling, general and administrative expenses; and $1 million in both the three and nine months ended September 29, 2013, respectively, included in Research and development expenses.

(b)	Depreciation expense included in Cost of sales.

(c)	Included in Provision for taxes on income.

(d)
Acquisition-related costs were distributed as follows: $2 million income in the three months ended September 29, 2013 and $4 million and $9 million in the three and nine months ended September 30, 2012, respectively, included in Cost of sales; $2 million in both the three and nine months ended September 30, 2012 included in Selling, general and administrative expenses; $3 million and $17 million in the three and nine months ended September 29, 2013, respectively, and $1 million income and $23 million in the three and nine months ended September 30, 2012, respectively, included in Restructuring charges and certain acquisition-related costs.

(e)
Integration costs were distributed as follows: $2 million income in the three months ended September 29, 2013 included in Cost of sales, and $3 million and $16 million in the three and nine months ended September 29, 2013, respectively, and $10 million and $31 million in the three and nine months ended September 30, 2012, respectively, included in Restructuring charges and certain acquisition-related costs.

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

(h)
Certain significant items were distributed as follows: $4 million and $20 million in the three and nine months ended September 29, 2013, respectively, and $2 million and $4 million income in the three and nine months ended September 30, 2012, respectively, included in Cost of sales; $40 million and $135 million in the three and nine months ended September 29, 2013, respectively, and $3 million and $4 million in the three and nine months ended September 30, 2012, respectively, included in Selling, general and administrative expenses; $1 million and $5 million in the three and nine months ended September 29, 2013, respectively, and $10 million in the nine months ended September 30, 2012, included in Research and development expenses; $26 million income in the nine months ended September 29, 2013 and $7 million and $32 million in the three and nine months ended September 30, 2012, respectively, included in Restructuring charges and certain acquisition-related costs; and $1 million and $3 million income in the three and nine months ended September 29, 2013, respectively, and $1 million income and $14 million income in the three and nine months ended September 30, 2012, included in Other (Income)/Deductions—Net.

46 |

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

(l)
Certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs which were distributed as follows: $3 million and $18 million in the three and nine months ended September 29, 2013, respectively, included in Cost of sales; $38 million and $129 million in the three and nine months ended September 29, 2013, respectively, included in Selling, general and administrative expenses, and $5 million in the nine months ended September 29, 2013 included in Research and development expenses.

(m) For the three and nine months ended September 29, 2013, primarily relates to litigation-related charges ($5 million) and charges related to transitional manufacturing purchase agreements associated with divestitures ($1 million). For the nine months ended September 30, 2012, primarily relates to income related to a favorable legal settlement for an intellectual property matter ($14 million) and income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures ($4 million).
Our financial guidance for 2013
Our 2013 financial guidance is summarized below:

Selected Line Items
Revenue	$4,475 to $4,525 million
Adjusted cost of sales as a percentage of revenue(a)	Approximately 35.5%
Adjusted SG&A expenses(a)	$1,405 to $1,425 million
Adjusted R&D expenses(a)	$380 to $390 million
Adjusted interest expense(a)	Approximately $115 million
Adjusted other (income)/deductions(a)	Approximately $15 million income
Effective tax rate on adjusted net income(a)	Approximately 29.5%
Adjusted diluted EPS(a)	$1.38 to $1.42
Certain significant items(b) and acquisition-related costs	$220 to $240 million
Reported diluted EPS	$0.98 to $1.02

(a)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming a standalone public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

In updating our guidance for full-year 2013, we have considered current exchange rates and other factors.
A reconciliation of 2013 adjusted net income and adjusted diluted EPS guidance to 2013 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full-Year 2013 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$690 - $710	~$1.38 - $1.42
Purchase accounting adjustments	~(35)	~(0.07)
Certain significant items(b) and acquisition-related costs	(160 - 175)	(0.32 - 0.35)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$490 - $510	~$0.98 - $1.02

(a)	For an understanding of adjusted net income, see the “Adjusted net income” section of this MD&A.

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

47 |

Analysis of the condensed consolidated and combined balance sheets
September 29, 2013 vs. December 31, 2012
For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including current portion of allocated long term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts increased as a result of operational increases due to higher net sales. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
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

Property, plant and equipment, less accumulated depreciation increased slightly. Operational activity (depreciation and capital spending) was partially offset by Separation Adjustments. See Notes to Condensed Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
Dividends payable relates to the dividend declared on September 12, 2013.
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
For an analysis of the changes in Total Equity, see the Condensed Consolidated and Combined Statements of Equity.
Analysis of the condensed consolidated and combined statements of cash flows

	Nine Months Ended
	September 29,	September 30,	%
(MILLIONS OF DOLLARS)	2013	2012	Change
Net cash provided by (used in):
Operating activities	$383	$144	*
Investing activities	(128)	(89)	44%
Financing activities	(172)	—	*
Effect of exchange-rate changes on cash and cash equivalents	(11)	(1)	*
Net increase in cash and cash equivalents	$72	$54	33%
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Operating activities
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Our net cash provided by operating activities was $383 million in the first nine months of 2013 compared to cash provided by operating activities of $144 million in the first nine months of 2012. This increase in operating cash flows was primarily attributable to timing of receipts and payments in the ordinary course of business and operational reductions in inventory.

48 |

For the nine months ended September 30, 2012, the line item "Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc." primarily reflects the timing of production of certain products, which are produced only once a year.
Investing activities
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Our net cash used in investing activities was $128 million in the first nine months of 2013 compared to cash used in investing activities of $89 million in the first nine months of 2012 primarily due to increased capital investment.
Financing activities
Nine months ended September 29, 2013 vs. nine months ended September 30, 2012
Our net cash used in financing activities was $172 million in the first nine months of 2013 compared to cash used in financing activities of less than $1 million in the first nine months of 2012. The net cash used in financing activities for 2013 was attributable to the net transfers to Pfizer as a result of the Separation.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 29,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Cash and cash equivalents(a)	$389	$317
Accounts receivable, net(b)	1,110	900
Short-term borrowings, including current portion of allocated long-term debt in 2012(c)	10	73
Allocated long-term debt(c)	—	509
Long-term debt(d)	3,642	—
Working capital	1,775	1,741
Ratio of current assets to current liabilities	2.36:1	2.55:1

(a)
Prior to our IPO, we participated in Pfizer's centralized cash management system, and generally all of our excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded, as needed, by Pfizer.

(b)
Accounts receivable are usually collected over a period of 60 to 90 days. For the nine months ended September 29, 2013 compared to December 31, 2012, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

(c)
The combined financial statements for December 31, 2012 include an allocation of long-term debt from Pfizer that was issued to partially finance the acquisition of Wyeth (including FDAH). The debt has been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth. After the IPO, Pfizer retained the allocated debt.

(d)
Primarily consists of $3.65 billion aggregate principal amount of our senior notes, with an original issue discount of $10 million. The senior notes are comprised of $400 million aggregate principal amount of our 1.150% senior notes due 2016, $750 million aggregate principal amount of our 1.875% senior notes due 2018, $1.35 billion aggregate principal amount of our 3.250% Senior Notes due 2023 and $1.15 billion aggregate principal amount of our 4.700% senior notes due 2043.

For additional information about the sources and uses of our funds, see the "Analysis of the condensed consolidated and combined balance sheets" and "Analysis of the condensed consolidated and combined statements of cash flows" sections of the MD&A.
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to

49 |

interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. There are currently no borrowings outstanding.
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 29, 2013, we had access to $125 million of lines of credit which expire at various times through 2016. As of September 29, 2013 we had $10 million of short-term borrowings outstanding and $2 million of long-term borrowings outstanding.
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
Pursuant to the indenture, we are able to redeem the senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2023 notes pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
In connection with the senior notes offering, we entered into a registration rights agreement (the Registration Rights Agreement) with the representatives of the initial purchasers of the senior notes.  Pursuant to the terms of the Registration Rights Agreement, we were obligated, among other things, to use our commercially reasonable efforts to file a registration statement with the SEC enabling holders of the senior notes to exchange the privately placed notes for publicly registered notes with substantially the same terms. We filed the registration statement with the SEC on September 13, 2013, the SEC declared the registration statement effective on September 24, 2013, and the exchange offer was completed on October 31, 2013.
The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
Lines of credit	$2 million	6.400%
2016 Senior Note	$400 million	1.150%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2016
2018 Senior Note	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2023 Senior Note	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2043 Senior Note	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
Credit Ratings
Two major corporate debt-rating organizations, Moody's and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

50 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa2	Stable	January 2013
S&P	A-3	BBB-	Stable	January 2013
Pension Obligations
As part of the Separation, Pfizer transferred to us the net pension obligation of $25 million associated with certain international defined benefit plans in the first quarter of 2013. We expect to contribute a total of approximately $9 million to the plans in 2013. In the second quarter of 2013, a net liability of approximately $16 million was recognized for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014, in accordance with the applicable local separation agreements.
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
In the second quarter of 2013, Pfizer transferred to us the U.S. supplemental savings plan liability of approximately $14 million, cash of $9 million and a deferred tax asset of $5 million associated with employees transferred to us as part of the Separation.
For additional information, see Notes to Condensed Consolidated and Combined Financial Statements—Note 12. Benefit Plans.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 29, 2013 or December 31, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Condensed Consolidated and Combined Financial Statements—Note 4A. Significant Accounting Policies: New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of September 29, 2013
In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, this unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective January 1, 2014 for annual and interim reporting periods, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.
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
In February 2013, the FASB issued an accounting standards update regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings. The provisions of this standard require that these obligations are measured at the amount representing the agreed upon obligation of the company as well as additional liability amounts it expects to assume on behalf of other parties in the arrangement. The provisions of the new standard are effective January 1, 2014, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.

51 |

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

•	operation as a standalone public company without many of the resources previously available to us as a business unit of Pfizer;

•	actual or potential conflicts of interest as a result of the fact that one of our directors will simultaneously serve as an employee of Pfizer; and

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
A significant portion of our revenue and costs are exposed to changes in foreign exchange rates. In addition, our outstanding borrowings may be subject to risk from changes in interest rates and foreign exchange rates. The overall objective of our financial risk management program is to seek to minimize the impact of foreign exchange rate movements and interest rate movements on our earnings. We manage these financial exposures through operational means and by using certain financial instruments. These practices may change as economic conditions change.

52 |

Foreign exchange risk
Our primary net foreign currency translation exposures are the euro, Brazilian real and Australian dollar. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at September 29, 2013 were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Condensed Consolidated and Combined Financial Statements—Note 4B. Significant Accounting Policies: Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at September 29, 2013 indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $40 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $38 million. For additional details, see Notes to Condensed Consolidated and Combined Financial Statements—Note 9E. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At September 29, 2013, we had no outstanding principal balance under our credit facility. See Notes to Condensed Consolidated and Combined Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 29, 2013, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

53 |

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
Unanticipated safety, quality or efficacy concerns can arise with respect to animal health products, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims. For example, as a result of safety concerns related to our product, PregSure BVD, in 2010, we voluntarily suspended sales of the product and withdrew the marketing authorization in the European Union (EU) and, in 2011, we suspended sales and withdrew the marketing authorization for the product in New Zealand. Also, in May 2013, we were advised that the European Commission started a procedure regarding the EU marketing authorization for Suvaxyn PCV, a vaccine against Porcine Circovirus 2 in swine. The initiation of the procedure followed a recall of two batches of Suvaxyn PCV as a result of higher than expected adverse reactions, reported mainly in Spain. In June, we completed a root cause investigation of the higher than expected adverse reactions in these two batches, and subsequently submitted to the European Medicines Agency (EMA) a proposed variation to describe specific adjustments to the manufacturing process to help minimize the risk of future reactive batches. In October, the EMA’s Committee on Medicinal Products for Veterinary Use adopted a positive opinion as to the proposed variation and concurrently adopted an opinion concluding that no action was required at this time with regard to the EU marketing authorization for Suvaxyn PCV. Both opinions were transmitted to the European Commission according to the applicable procedure and we expect that they will be approved by the Commission in November.

Regulatory actions based on these types of safety, quality or efficacy concerns could impact all or a significant portion of a product’s sales and could, depending on the circumstances, materially adversely affect our operating results.
In addition, since we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products generally, by our customers, veterinarians and end-users, any concerns as to the safety, qualify or efficacy of our products, whether actual or perceived, may harm our reputation. These concerns and the related harm to our reputation could materially adversely affect our operating results and financial condition, regardless of whether such reports are accurate.
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

54 |

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
To preserve the tax-free treatment to Pfizer and/or its stockholders of the Exchange Offer and certain related transactions, under the tax matters agreement, we are restricted from taking any action that prevents such transactions from being tax-free for U.S. federal, state, local and foreign income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including taking certain actions with respect to our 3.250% Senior Notes due 2023 and using our common stock to make acquisitions in connection with equity capital market transactions that might increase the value of our business. See Note 17B. Transactions and Agreements With Pfizer: Agreements with Pfizer.
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
Under the patent and know-how license agreement (Pfizer as licensor) (the Patent and Know-How License Agreement), Pfizer licenses to us certain of its intellectual property. If we fail to comply with our obligations under this license agreement and Pfizer exercises its right to

55 |

terminate it, our ability to continue to research, develop and commercialize products incorporating that intellectual property will be limited. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or in limited instances, subject to Pfizer's right to terminate such license at will. These limitations and termination rights may make it more difficult, time consuming or expensive for us to develop and commercialize certain new products, or may result in our products being later to market than those of our competitors.
For a summary description of the terms of the patent and know-how license (Pfizer as licensor), see Note 17B. Transactions and Agreements with Pfizer: Agreements with Pfizer.
We are dependent on Pfizer to prosecute, maintain and enforce certain intellectual property.
Under the Patent and Know-How License Agreement, Pfizer is responsible for filing, prosecuting and maintaining patents that Pfizer licenses to us. In the animal health field, Pfizer has the first right, and in some cases the sole right, to enforce such licensed patents, and in the human health field, subject to certain exceptions, Pfizer has the sole right to enforce the licensed patents. If Pfizer fails to fulfill its obligations or chooses to not enforce the licensed patents under this agreement, we may not be able to prevent competitors from making, using and selling competitive products, which could have an adverse effect on our business.
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

•
Our historical combined financial data (except for a portion of the 2013 first quarter data that was recorded since the date of the IPO) reflects expense allocations for certain support functions that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, as well as certain manufacturing and supply costs incurred by manufacturing sites that were shared with other Pfizer business units that may be higher or lower than the comparable expenses we would have actually incurred, or will incur, as a standalone company;

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

56 |

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
Pfizer has received a private letter ruling from the IRS substantially to the effect that, among other things, the Exchange Offer will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code of 1986 (the Code). Completion by Pfizer of the Exchange Offer was conditioned on, among other things, the continuing application of Pfizer's private letter ruling from the IRS and the receipt of an opinion of tax counsel, to the effect that, among other things, the Exchange Offer will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Pfizer and us regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Pfizer and its stockholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinion of tax counsel, the IRS could determine on audit that the Exchange Offer or certain related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Pfizer or us after the Exchange Offer. If the Exchange Offer or certain related transactions are determined to be taxable for U.S. federal income tax purposes, Pfizer and/or its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities under applicable law or under the tax matters agreement.
Risks Related to Zoetis Common Stock
The price of our common stock may fluctuate substantially, and you could lose all or part of your investment in Zoetis common stock as a result.
Our common stock has a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through September 29, 2013, the sales price of our common stock as reported by the New York Stock Exchange has ranged from a low sales price of $28.81 on August 28, 2013 to a high sales price of $35.42 on March 14, 2013. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2012 Annual Report, are:

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
On September 12, 2013, our Board of Directors declared the 2013 fourth quarter dividend of $0.065 per share to be paid on December 2, 2013 to holders of record on November 1, 2013. Although we currently intend to pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration

57 |

and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the U.S., impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

58 |

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to
Zoetis Inc.'s Annual Report on Form 10-K 2012 filed on March 28, 2013)
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Annual
Report on Form 10-K 2012 filed on March 28, 2013)
Exhibit 10.1	Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current
Report on Form 8-K, filed with the SEC on May 7, 2013)
Exhibit 10.2	Zoetis Supplemental Savings Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on
Form S-8, filed with the SEC on June 25, 2013)
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

November 13, 2013	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

November 13, 2013	By:	/S/ RICHARD A. PASSOV
Richard A. Passov
Chief Financial Officer

60 |