Form 10-K
period 2013-12-31
Zoetis Inc.
filed 2014-03-26
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $15,445 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of March 19, 2014 was 500,729,429 shares.
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 13, 2014 (hereinafter referred to as the “2014 Proxy Statement”) are incorporated into Parts II and III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. We market a diverse range of products across four regions: the United States, Europe/Africa/Middle East, Canada/Latin America and Asia/Pacific; eight core species: the livestock species of cattle, swine, poultry, sheep and fish, and the companion animal species of dogs, cats and horses; and five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceutical products. For more than 60 years, as a business unit of Pfizer Inc. (Pfizer), and now as an independent public company, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We were incorporated in Delaware in July 2012. The address of our principal executive offices is 100 Campus Drive, Florham Park, New Jersey 07932. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2013 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries. Unless the context requires otherwise, statements relating to our history, for periods prior to the initial public offering (IPO), describe the history of Pfizer’s animal health business unit, although it is important to note that the net assets, operations and cash flows of Zoetis are not the same as the historical net assets, operations and cash flows of Pfizer's animal health operating segment.
On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange (NYSE) under the symbol “ZTS.” On February 6, 2013, an IPO of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering (senior notes offering) and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We did not receive any of the proceeds from the IPO. We paid an amount of cash equal to substantially all of the net proceeds that we received in the senior notes offering to Pfizer prior to the completion of the IPO. In addition, immediately prior to the completion of the IPO, we and Pfizer entered into certain agreements that provide a framework for our ongoing relationship with Pfizer. On June 24, 2013, an exchange offer was completed, whereby Pfizer shareholders exchanged a portion of Pfizer common stock for Zoetis common stock, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis. We refer to the transactions to separate our business from Pfizer, as described here and elsewhere in this 2013 Annual Report, as the “Separation.” For additional information, see Notes to Consolidated and Combined Financial Statements—Note 2. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer.
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
As a result of these differences, among other things, we organize and operate our business in four segments: the United States, Europe/Africa/Middle East, Canada/Latin America and Asia/Pacific. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers so that we can capitalize on local trends and customer needs. Our operating segments are:

•	United States with revenue of $1,902 million, or 42% of total revenue for the year ended December 31, 2013.

•
Europe/Africa/Middle East with revenue of $1,168 million, or 25% of total revenue for the year ended December 31, 2013. Key developed markets in this segment include France, Germany and the United Kingdom. Key emerging markets in this segment include Russia, South Africa and Turkey.

•
Canada/Latin America with revenue of $778 million, or 17% of total revenue for the year ended December 31, 2013. The developed market in this segment is Canada. Key emerging markets in this segment include Brazil and Mexico.

•
Asia/Pacific with revenue of $713 million, or 16% of total revenue for the year ended December 31, 2013. Key developed markets in this segment include Australia, Japan and New Zealand. Key emerging markets in this segment include China, India and Thailand.

1 |

Our 2013 reported revenue for the U.S. and top ten non-U.S. markets, based on total revenue, is as follows:

	US	Brazil	Canada	Australia	UK	France	Germany	Japan	Italy	Spain	China
Livestock	55%	85%	61%	60%	57%	65%	60%	51%	62%	75%	87%
Companion Animal	45%	15%	39%	40%	43%	35%	40%	49%	38%	25%	13%
% of 2013 reported revenue
For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated and Combined Financial Statements—Note 18A. Segment, Geographic and Other Revenue Information—Segment Information.
Products
Since the inception of our business, we have focused on developing a broad portfolio of animal health products. We refer to a single product in all brands or its dosage forms for all species as a product line. We have comprehensive product lines for both livestock and companion animals across each of our major product categories.
Our livestock products primarily help prevent or treat diseases and conditions to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive increased demand for improved nutrition, particularly animal protein. Second, population growth leads to increased natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve, there is increased focus on food safety. Livestock products represented approximately 64% of our revenue for the year ended December 31, 2013.
Our companion animal products improve the quality of and extend the life of pets, increase convenience and compliance for pet owners and help veterinarians improve the quality of care they provide. Growth in the companion animal medicines and vaccines sector is driven by economic development and related increases in disposable income, increasing pet ownership, companion animals living longer, increasing medical treatment of companion animals and advances in animal health medicines and vaccines. Companion animal products represented approximately 36% of our revenue for the year ended December 31, 2013.
Our major product categories are:

•	anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;

•	vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;

•	parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;

•	medicated feed additives: products added to animal feed that provide medicines to livestock; and

•	other pharmaceutical products: pain and sedation, oncology, antiemetic, allergy and dermatology; and reproductive products.

2 |

Our remaining revenue is derived from other product categories, such as nutritionals and agribusiness, as well as products and services in complementary areas, including diagnostics, genetics, devices, dairy data management, e-learning and professional consulting.
As part of our growth strategy, through our R&D group, we focus on both product lifecycle development and new chemical and biological entities. Historically, a substantial portion of our products and revenue has been the result of product lifecycle development. For example, the first product in our ceftiofur line was an anti-infective approved for treating bovine respiratory disease (BRD) in cattle that was administered via intramuscular injection. Through follow-on studies and reformulations, we have expanded the product line into additional cattle claims and administration routes, as well as other species and regions. The ceftiofur product line currently includes the brands Excede, Excenel RTU, Excenel RTU EZ, Excenel, Naxcel and Spectramast.
Examples of our first-in-class and/or best-in-class products that we have launched in the past ten years and products that we believe may represent platforms for future product lifecycle development include:

•
Improvac/Improvest/Vivax, a protein product that works like an immunization, is currently the only product that provides a safe and effective alternative to physical castration to manage unpleasant aromas that can occur when cooking pork; launched in Australia and New Zealand in 2004, in Brazil in 2007, in certain European countries beginning in 2008, and in the United States in 2011;

•	Convenia, the first single-injection anti-infective for common bacterial skin infections in cats and dogs, launched in 2006;

•	Palladia, the first drug to be approved by the FDA for treating cancer in dogs, launched in 2009;

•
InforceTM3, the first and only respiratory vaccine for cattle that prevents respiratory disease caused by bovine respiratory syncytial virus (BRSV) while also aiding in the prevention of infectious bovine rhinotracheitis (IBR) and parainfluenza3 (PI3), launched in 2010; and

•
Apoquel, the first Janus kinase inhibitor for use in veterinary medicine, approved for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age, successfully completed its early experience program in the United States late in 2013, and fully launched in the United States, United Kingdom, Austria and Germany in January 2014; other market launches will follow.

We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first equine vaccine for West Nile virus in the United States and European Union, the first swine vaccine for pandemic H1N1 influenza virus in the United States and the first conditionally licensed vaccine to help reduce disease caused by the Georgia 08 variant of infectious bronchitis virus (IBV) in poultry.
In 2013, our top selling product line, the ceftiofur line, contributed approximately 7% of our revenue. The ceftiofur line and our next two top selling products, Revolution and Draxxin, contributed approximately 20% of our revenue. Our top ten product lines contributed 39% of our revenue. Our product lines and products that represented approximately 1% or more of our revenue in 2013 are as follows:

3 |

Livestock products

Product line/ product	Description	Primary species

Anti-infectives
Ceftiofur injectable line
Broad-spectrum cephalosporin antibiotic active against gram-positive and gram-negative bacteria, including ß-lactamase-producing strains, with some formulations producing a single course of therapy in one injection
Cattle, sheep, swine
Draxxin	Single-dose low-volume antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine keratoconjunctivitis and bovine foot rot	Cattle, swine
Spectramast	Aids in preventing and treating mastitis, delivered via intramammary administration; same active ingredient as the ceftiofur line	Cattle
Terramycin	Antibiotic for the treatment of susceptible infections	Cattle, poultry, sheep, swine

Vaccines
Bovishield® line
Aids in preventing diseases, including infectious bovine rhinotracheitis (IBR), bovine viral diarrhea (BVD) Types 1 and 2, parainfluenza3 (PI3), bovine respiratory syncytial virus (BRSV), Leptospira borgpetersenii, L. pomona, L. grippotyphosa, L. canicola and L. icterohaemorrhagiae, depending on formulation
Cattle
Improvac / Improvest / Vivax	Reduces boar taint, as an alternative to surgical castration	Swine
RespiSure® line	Aids in preventing chronic pneumonia caused by Mycoplasma hyopneumoniae	Swine
Rispoval® line	Aids in preventing three key viruses involved in cattle pneumonia-BRSV, PI3 and BVD-as well as other respiratory diseases, depending on formulation	Cattle
Suvaxyn® PCV / Fostera™ PCV	Aids in preventing porcine circovirus	Swine

Parasiticides
Cydectin	Injectable or pour-on endectocide to treat and control internal and external cattle parasites, including gastrointestinal roundworms, lungworms, cattle grubs, mites and lice	Cattle, sheep
Dectomax	Injectable or pour-on endectocide, characterized by extended duration of activity, for the treatment and control of internal and external parasite infections	Cattle, swine

Medicated Feed Additives
Aureomycin	Provides livestock producers control, treatment and convenience against a wide range of respiratory, enteric and reproductive diseases	Cattle, poultry, sheep, swine
BMD	Aids in preventing and controlling enteritis; and increases rate of weight gain and improves feed efficiency in poultry and swine	Poultry, swine
Lasalocid line	Controls coccidiosis in poultry (Avatec) and cattle (Bovatec) and for increased rate of weight gain and improved feed efficiency in cattle	Poultry, cattle
Lincomycin line
Controls necrotic enteritis, increases rate of weight gain and improves feed efficiency in broiler chickens; treatment of dysentery (bloody scours), control of ileitis, treatment/reduction in severity of mycoplasmal pneumonia, increases weight gain in swine
Swine, poultry

Other
Embrex® devices	Devices for enhancing hatchery operations efficiency through in ovo detection and vaccination	Poultry
Lutalyse	For estrus control or in the induction of parturition or abortion	Cattle, swine
Orbeseal / Teatseal	Non-antibiotic intramammary infusion that prevents new intramammary infections in dairy cattle	Cattle

4 |

Companion animal products

Product line/ product	Description	Primary species

Anti-infectives
Clavamox / Synulox	A broad-spectrum antibiotic and the first and only potentiated penicillin approved for use in dogs and cats	Cats, dogs
Convenia	Anti-infective for the treatment of common bacterial skin infections that provides a course of treatment in a single injection	Cats, dogs

Vaccines
Vanguard® L4 (4-way Lepto)	Compatible with the Vanguard line and helps protect against leptospirosis caused by Leptospira canicola, L. grippotyphosa, L. icterohaemorrhagiae and L. pomona	Dogs
Vanguard line
Aids in preventing canine distemper caused by canine distemper virus, infectious canine hepatitis caused by canine adenovirus type 1, respiratory disease caused by canine adenovirus type 2, canine parainfluenza caused by canine parainfluenza virus and canine parvoviral enteritis caused by canine parvovirus
Dogs

Parasiticides
Revolution / Stronghold	An antiparasitic for protection against fleas, heartworm and ear mites in cats and dogs; canine sarcoptic mites and American ticks for dogs and roundworms and hookworms for cats	Cats, dogs
ProHeart	Aids in preventing heartworm infestation	Dogs

Other
Cerenia	An oral or injectable medication that prevents vomiting due to motion sickness in dogs	Dogs
Rimadyl	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs
International Operations
We directly market our products in approximately 70 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 120 countries. Operations outside of the United States accounted for 58% of our total revenue for the year ended December 31, 2013. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and India, emerging markets contributed 26% of our revenue for the year ended December 31, 2013.
Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, among other things, currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. See Item 1A. Risk Factors— Risks related to our international operations.
Sales and Marketing
Our sales organization includes sales representatives and technical and veterinary operations specialists. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
Our sales representatives visit our customers, including veterinarians and livestock producers, to inform, promote and sell our products and services. Our technical and veterinary operations specialists provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use, and generally have advanced veterinary medicine degrees. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including through the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to human health. As of December 31, 2013, our sales organization consisted of approximately 3,500 employees.
Our livestock and companion animal products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through local agricultural and farming retail outlets, pharmacies and pet stores. We also market our products by advertising to veterinarians, livestock producers and pet owners.
Customers
We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork, poultry and aquaculture operations, and to veterinarians, third-party veterinary distributors and retail outlets that typically then sell the products to livestock producers. We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. Our two largest customers, both distributors, represented approximately 11% and 6%, respectively, of our revenue for the year ended December 31, 2013, and no other customer represented more than 4% of our revenue for the same period.

5 |

Research and Development
Our research and development (R&D) operations are comprised of a dedicated veterinary medicine R&D organization, research alliances and other operations focused on the development or registration of our products. We spent $399 million in 2013, $409 million in 2012 and $427 million in 2011 on R&D.
While the development of new chemical and biological entities through new product R&D continues to play an important role in our growth strategies, the majority of our R&D investment is focused on product lifecycle development. New product R&D leverages discoveries of agribusiness, academia, and other pharmaceutical and biotechnology R&D organizations. Our product lifecycle development leverages our existing product portfolio to expand our product lines by adding new species or claims, achieving approvals in new countries and creating new combinations and reformulations. Two factors -- the allocation of our R&D investment between product lifecycle development and new product research and development, and our ability to leverage both the discoveries of other industries and of our existing R&D -- generally leads to a cost-effective, efficient, sustainable and relatively predictable R&D process. In addition, our other R&D activities include the development of branded generic products, genetics and diagnostics, as well as biodevices and engineering investments for in ovo applications.
We prioritize our R&D spending on an annual basis with the goal of alignment of research and business objectives and do not disaggregate our R&D operations by research stage or by therapeutic area for purposes of managing our business. We make our strategic investments in R&D based on four criteria: strategic fit and importance to our current portfolio; technical feasibility of development and manufacture; return on investment; and the needs of customers and the market. A centralized portfolio management function links development plans with financial systems to build a comprehensive view of the status of project progression and spend without a focus on spending by research stage or by therapeutic area. This comprehensive view facilitates our ability to set targets for project timing and goals for investment efficiency.
Prior to the IPO, we entered into a R&D collaboration and license agreement with Pfizer pursuant to which we will maintain access to Pfizer's proprietary compound library and database to develop new products, subject to certain restrictions. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Research and development collaboration and license agreement. In addition, we are pursuing opportunities to enter into collaboration agreements and external alliances with other parties.
As of December 31, 2013, we employed approximately 1,100 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Melbourne, Australia; Louvain-la-Neuve, Belgium; Guarulhos, Brazil; Olot, Spain; Charles City, Iowa, U.S. and Lincoln, Nebraska, U.S. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Zaventem, Belgium; São Paulo, Brazil; Mumbai, India; and College Park, Maryland, U.S. and Durham, North Carolina, U.S. As part of the Separation, Pfizer conveyed to us its interest in each of these R&D facilities, with the exception of our Mumbai, India facility, which we expect Pfizer to transfer to us for agreed upon cash consideration, and, in the interim, we lease the facility from Pfizer. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Mumbai, India interim lease agreement. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents.
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
Manufacturing and Supply Chain
Our products are manufactured at both sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 28 sites, which utilizes centralized oversight of a system of 13 “anchor” and 15 “satellite” manufacturing sites to maximize cost efficiencies.
In connection with the separation from Pfizer (the Separation), 29 manufacturing sites were transferred to us. These 29 sites consisted of all of the sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured animal health products. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Master manufacturing and supply agreements.
Since the Separation, we have exited the Hannibal, Missouri site and are in the process of exiting the Victoria, British Columbia, Canada site, both of which are leased facilities.

6 |

Our global manufacturing network is comprised of the following sites:

Anchor Sites		Satellite Sites
Site	Location	Site	Location
Catania	Italy	Campinas	Brazil
Charles City	Iowa, U.S.	Durham	North Carolina, U.S.
Chicago Heights	Illinois, U.S.	Eagle Grove	Iowa, U.S.
Guarulhos(1)	Brazil	Hsinchu	Taiwan
Haridwar	India	Laurinburg	North Carolina, U.S.
Jilin(2)	China	Longmont	Colorado, U.S.
Kalamazoo(3)	Michigan, U.S.	Medolla	Italy
Lincoln	Nebraska, U.S.	Salisbury	Maryland, U.S.
Louvain-la-Neuve	Belgium	San Diego	California, U.S.
Melbourne	Australia	Shenzhou	China
Olot	Spain	Van Buren	Arkansas, U.S.
Suzhou	China	Victoria(4)	British Columbia, Canada
Willow Island	West Virginia, U.S.	Wellington	New Zealand
		White Hall	Illinois, U.S.
		Yantai	China

(1)
This site is owned by us and leased back to Pfizer, pursuant to an arrangement by which Pfizer operates the manufacturing operations at the site for a period of time. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Brazil lease agreements.

(2)	This site is operated by the Jilin Pfizer Guoyuan joint venture.

(3)
Prior to the Separation, Pfizer's manufacturing site in Kalamazoo manufactured both human health and animal health products. Since the Separation, we own the portions of this site that predominantly manufacture animal health products and Pfizer owns the portions of this site that predominantly manufacture human health products.

(4)	We are in the process of exiting this site as a result of certain product divestitures.
We own all of these sites, with the exception of our facilities in Melbourne, Australia; Medolla, Italy; Van Buren, Arkansas, United States; San Diego, California, United States and Victoria, British Columbia, Canada, which are leased sites.
In addition to our global manufacturing network and our CMOs, Pfizer continues to manufacture products for us at 13 Pfizer sites located in 12 countries pursuant to a master manufacturing and supply agreement. Included in these 13 Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a period of time. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Master manufacturing and supply agreements.
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2013, this network was comprised of approximately 200 CMOs, including those centrally managed as well as local CMOs.
We select CMOs based on several factors: (i) their ability to reliably supply products or materials that meet our quality standards at an optimized cost; (ii) capacity; and (iii) financial efficiency analyses. Our regional and global manufacturing teams seek to ensure that all of the CMOs we use adhere to our standards of manufacturing quality and are regularly audited.
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
Competition
Although our business is the largest based on revenue in the animal health medicines and vaccines industry, we face competition in the regions in which we compete. Principal drivers of competition vary depending on the particular region, species, product category and individual product, and include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers.
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

7 |

The level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the United States. However, there is no large, well-capitalized company focused on generic animal health products that exists as a global competitor in the industry. The reasons for this include the smaller average market size of each product opportunity, the importance of direct distribution and education to veterinarians and livestock producers and the primarily self-pay nature of the business. In addition, companion animal health products are often directly prescribed and dispensed by veterinarians.
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

•	in livestock, equally important as the product is the technical support, which occurs through our veterinary operations support of our products and field force; and

•	reliable supply.
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
Our product portfolio enjoys the protection of approximately 4,900 granted patents and 2,100 pending patent applications, filed in more than 60 countries, with concentration in our major market countries as well as other countries with strong patent systems, such as Australia, Brazil, Canada, Europe, Japan and the United States. Many of the patents and patent applications in our portfolio are the result of our own and Pfizer's work, while other patents and patent applications in our portfolio were at least partially developed by, and are licensed to us by, third parties.
Patents for individual products extend for varying periods depending on the date of the patent filing or grant and the legal term of patents in the countries where such patents are obtained. Several patents cover the ceftiofur product line, including formulation and use patents that begin expiring in the United States in 2015, with others extending until 2024. Draxxin and Convenia are covered by patents in the United States with terms that expire in 2021 and 2023, respectively. The compound patent on doramectin, which is the active ingredient in Dectomax, an antiparasitic, expired in all regions; however, process patents and the injectable formulation patent for this product do not expire in the United States until 2020 and 2016, respectively. The compound patent on selamectin, which is the active ingredient in Revolution, a parasiticide, is expiring in the United States, Canada and Europe during 2014; however, we have process and formulation patents covering this product expiring in 2018 and 2019, respectively.
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
We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 10,000 trademark applications and registrations in major regions, identifying goods and services dedicated to the care of livestock and companion animals.
Regulatory
The sale of animal health products is governed by the laws and regulations specific to each country in which we sell our products. To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function actively seeks to engage in dialogue with various global agencies regarding their policies that relate to animal health products. In the majority of our markets, the relevant animal health authority is separate from those governing human medicinal products.
United States
United States Food and Drug Administration (FDA). The regulatory body that is responsible for the regulation of animal health pharmaceuticals in the United States is the Center for Veterinary Medicine (CVM), housed within the FDA. All manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal

8 |

Food, Drug and Cosmetic Act. The FDA's basis for approving a drug application is documented in a Freedom of Information Summary. Post-approval monitoring of products is required by law, with reports being provided to the CVM's Surveillance and Compliance group. Reports of product quality defects, adverse events or unexpected results are produced in accordance with the law. Additionally, we are required to submit all new information for a product, regardless of the source.
United States Department of Agriculture (USDA). The regulatory body in the United States for veterinary vaccines is the USDA. The USDA's Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including immunotherapeutics. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are produced in accordance with the agency requirements.
Environmental Protection Agency (EPA). The main regulatory body in the United States for veterinary pesticides is the EPA. The EPA's Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals. All manufacturers of animal health pesticides must show their products will not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act. Within the United States, pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.
Outside of the United States
European Union (EU). The European Medicines Agency (EMA) is a decentralized agency of the EU, located in London. The agency is responsible for the scientific evaluation of medicines developed by pharmaceutical companies for use in the EU. The agency has a veterinary review section distinct from the medical review section. The Committee for Veterinary Medicinal Products is responsible for scientific review of the submissions for pharmaceuticals and vaccines. The EMA makes the final decision on the approval of products. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. A series of Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for approval in the EU. In general, these requirements are similar to those in the United States, requiring demonstrated evidence of purity, safety, efficacy, and consistency of manufacturing processes.
Brazil. The Ministry of Agriculture, Livestock Production and Supply (MAPA) is the regulatory body in Brazil that is responsible for the regulation and control of pharmaceuticals, biologicals and medicated feed additives for animal use. MAPA's regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. In addition, regulatory activities are conducted at a local level through the Federal Agriculture Superintendence. These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biologicals and medicated feed additives. MAPA is one of the most active regulatory agencies in Latin America, having permanent seats at several international animal health forums, such as Codex Alimentarius, World Organization for Animal Health and Committee of Veterinary Medicines for the Americas. MAPA was also invited to be a Latin American representative at International Cooperation on Harmonisation of Technical Requirements for Registration of Veterinary Medicinal Products (VICH) meetings. Several normative instructions issued by MAPA have set regulatory trends in Latin America.
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

9 |

Advertising and promotion review. Promotion of prescription animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and endorsed by the applicable agency. We conduct a review of promotion material for compliance with the local and regional requirements in the markets where we sell animal health products.
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
Employees
As of December 31, 2013, we have more than 9,800 employees worldwide, which includes approximately 4,100 employees in the United States and approximately 5,700 in other jurisdictions. Some of these employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements, including approximately 50 union employees in the United States.
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
Certain environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), impose joint and several liability, without regard to fault, for cleanup costs on persons who disposed of or released hazardous substances into the environment, including at third party sites or offsite disposal locations, or that currently own or operate (or formerly owned or operated) sites where such a release occurred. In addition to clean-up actions brought by federal, state, local and foreign governmental entities, private parties could raise personal injury or other claims against us due to the presence of, or exposure to, hazardous materials on, from or otherwise relating to such a property.
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2013 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:

•	environmental-related capital expenditures - $0.5 million; and

•	other environmental-related expenditures - $9 million
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
Also available on our website is information relating to corporate governance and our Directors at Zoetis, including as follows: our Corporate Governance Principles; Director Qualification Standards; Zoetis Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; ways to communicate by email with our Directors; Board Committees; and Committee Charters. We will provide any of the foregoing information

10 |

without charge upon written request to our Corporate Secretary, Zoetis Inc., 100 Campus Drive, Florham Park, New Jersey 07932. Information relating to shareholder services is also available on our website.
The information contained on our website does not constitute a part of this 2013 Annual Report.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) requires disclosure by public companies of certain transactions involving the Government of Iran or other entities and individuals targeted by certain U.S. sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). In some instances, ITRSHRA requires companies to disclose these types of transactions, even if they were permissible under U.S. law or were conducted by a non-U.S. affiliate in accordance with the local law under which such entity operates.
As a global animal health company, we conduct business in multiple jurisdictions throughout the world. During 2012, our activities included supplying life-saving medicines, nutritional supplements and other medical products for animals in Iran and Syria. United States law allows us, where required, to seek and rely on licenses issued by OFAC to supply Zoetis animal health products to customers in these countries.  We ship these products pursuant to such licenses, and we conduct our activities in accordance with our internal policies, which follow requirements set forth in the laws of the United States and other applicable jurisdictions. We will continue our global activities to improve the health and well-being of animals in a manner consistent with applicable laws and our internal policies.
To our knowledge, none of our activities during 2013 are required to be disclosed pursuant to ITRSHRA, with the following possible exception:
Pursuant to U.S. government authorizations, during 2012, Zoetis (doing business as the Animal Health unit of Pfizer), and through a non-U.S. affiliate, shipped Zoetis products to authorized customers in Iran. These shipments were backed by letters of credit issued by Bank Tejarat to a non-U.S. company acquired by Pfizer in 2011. The letters of credit were issued by Bank Tejarat, and the Zoetis products were shipped to customers in Iran prior to the Bank’s designation as a Specially Designated National (SDN) under Executive Order 13382. After Bank Tejarat’s designation, Zoetis’ non-U.S. affiliate sought payment from Bank Tejarat by presenting shipping documentation to the affiliate’s bank in Europe, and, as a result, subsequently received certain payments. Not all funds related to these prior transactions were received from Bank Tejarat in 2012, and additional fund transfers consequently occurred in 2013.  Pfizer previously requested and received U.S. government authorization to process and receive such funds, which were received as a result of specific sales made prior to Bank Tejarat’s designation as a Specially Designated National.  For funds received in 2013, our estimated gross revenue associated with these transactions were Euros 167,700.  Additionally, Pfizer completed a transfer to Zoetis in 2013 of funds associated with these transactions that it had received and disclosed for 2012.  Estimated gross revenue associated with those transfers was Euros 222,962.  Other than as set forth in the Notes to Consolidated and Combined Financial Statements—Note 18. Segment, Geographic and Other Revenue Information, including the tables therein captioned Selected Statement of Income Information, Geographic Information and Other Revenue Information and in the table captioned Operating Segment Results in the MD&A, we do not allocate net profit on a country-by-country or activity-by-activity basis and, thus, cannot provide specific net profits ascribable to this activity. Zoetis’ net profits attributable to these transactions were a fraction of the gross revenue.
We have informed our customers that in connection with future transactions with Zoetis, Bank Tejarat, and any other banks designated as Specially Designated Nationals under Executive Order 13382 or subsequent executive orders are not to be used.

11 |

Item 1A. Risk Factors.
In addition to the other information in this 2013 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, expectations regarding indebtedness, future use of cash and dividend payments, future actions, business plans or prospects, prospective products, product approvals or products under development, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, our agreements with Pfizer, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
The issue of the potential transfer of increased antibacterials resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.2 billion for the year ended December 31, 2013.
In December 2013, the FDA announced final guidance establishing procedures for the voluntary phase out in the United States over a three year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. Our total revenue attributable to medicated feed additives was approximately $446 million for the year ended December 31, 2013. The FDA indicated that they took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. Zoetis supports the FDA's efforts to voluntarily phase-out growth promotion indications for medically important antibiotics in food producing animals and will comply with procedures outlined in the December 2013 FDA guidance.
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

12 |

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
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, such as avian influenza, foot-and-mouth disease or bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) or porcine epidemic diarrhea virus (otherwise known as PEDv), which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. For example, beginning in 2013 an outbreak of PEDv has had serious impacts on swine herds in the United States, spreading to at least 27 swine-producing states and affecting up to 30% of the sows in the United States. The continued spread of PEDv in the United States and neighboring countries could impact the size of swine herds and the demand for our swine products in these markets. In addition, in April 2012, the USDA announced that it had identified a case of BSE in California. This announcement caused certain countries to implement additional inspections of, or suspend the importation of, U.S. beef. Additionally, in December 2012, the World Animal Health Organization announced that a case of BSE had been identified in Brazil. This announcement similarly caused certain countries to suspend the importation of Brazilian beef. While the restrictions that were implemented as a result of these cases of BSE have not significantly affected demand for our products, the discovery of additional cases of BSE may result in additional restrictions related to, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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
In addition, veterinary hospitals and practitioners depend on visits from and access to animals under their care. Veterinarians’ patient volume and ability to operate could be adversely affected if they experience prolonged snow, ice or other weather conditions, particularly in regions not accustomed to sustained inclement weather. Furthermore, livestock producers depend on the availability of natural resources, including large supplies of fresh water. Their animals' health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth or floods, droughts or other weather conditions. In the event of adverse weather conditions or a shortage of fresh water, veterinarians or livestock producers may purchase less of our products.
For example, the widespread drought that impacted the United States in 2011, 2012 and in some regions in 2013 was considered the worst in many years, impacting both the supply of corn and the availability of grazing pasture and resulting in a reduction in the total cow herd in 2013. A decrease in harvested corn may result in higher corn prices, which may impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock sizes that may result in reduced spending on animal health products. Reduced availability of grazing pasture may also force cattle producers to cull their herds. Fewer heads of cattle would result in reduced demand for our products. A prolonged drought could have a material adverse effect on our operating results and financial condition.
Our business is subject to risk based on global economic conditions.
Macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. For example, the economic downturns experienced in many markets across the globe have had an impact on certain of our customers and, as a result, on our operating results in those affected markets. If one or more of our large customers, including distributors discontinue their relationship with us as a result of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet.

13 |

Our business is subject to risk based on customer exposure to rising costs and reduced customer income.
Feed, fuel and transportation and other key costs for livestock producers may increase or animal protein prices or sales may decrease. Either of these trends could cause deterioration in the financial condition of our livestock product customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock product customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products. In addition, concerns about the financial resources of pet owners also could cause veterinarians to alter their treatment recommendations in favor of lower-cost alternatives to our products. These shifts could result in a decrease in sales of our companion animal products, especially in developed countries where there is a higher rate of pet ownership.
Changes in distribution channels for companion animal products could negatively impact our market share, margins and distribution of our products.
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. Companion animal owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years. Companion animal owners also could decrease their reliance on, and visits to, veterinarians as they rely more on Internet-based animal health information. Because we market our companion animal prescription products through the veterinarian distribution channel, any decrease in visits to veterinarians by companion animal owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, companion animal owners may substitute human health products for animal health products if human health products are deemed to be lower-cost alternatives.
Legislation has also been proposed in the United States, and may be proposed in the United States or abroad in the future, that could impact the distribution channels for our companion animal products. For example, such legislation may require veterinarians to provide pet owners with written prescriptions and disclosure that the pet owner may fill prescriptions through a third party, which may further reduce the number of pet owners who purchase their animal health products directly from veterinarians. Such requirements may lead to increased use of generic alternatives to our products or the increased substitution of our products with other animal health products or human health products if such other products are deemed to be lower-cost alternatives. Many states already have regulations requiring veterinarians to provide prescriptions to pet owners upon request and the American Veterinary Medical Association has long-standing policies in place to encourage this practice.
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
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and data exclusivity periods to provide us with exclusive marketing rights for some of our products. Our patent protection for these products extends for varying periods in accordance with the dates of filing or grant and the legal life of patents in countries in which patents are granted. The protection afforded by our patents, which varies from country to country, is limited by the following in the applicable country: the scope and applicable terms of our patents and the availability and enforcement of legal remedies. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of launching at risk before our patent rights expire, and their pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. In addition, private label products may compete with our products. If animal health customers increase their use of new or existing generic or private label products, our operating results and financial condition could be materially adversely affected. We estimate that approximately 80% of our revenue in 2013 was derived from products that are either unpatented (i.e., never patented or off-patent) or covered by our patents that, while providing a competitive advantage, may not provide market exclusivity. Over the next several years, several of our products' patents will expire. For example, our compound patent on selamectin, the active ingredient in Revolution and Stronghold, expired in several countries in January 2014, which could lead to the launch of generic counterparts, if generic manufacturers are able to successfully design-around our formulation and process patents.

14 |

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
We are pursuing, and will continue to pursue, strategic initiatives that management considers critical to our long-term success, including, but not limited to, increasing sales in emerging markets, operational revenue growth through new product development and value-added product lifecycle development; improving operational efficiency through manufacturing efficiency improvement and other programs; using cash flow from operations to service or reduce debt; and expanding our complementary products and services. In addition to base revenue growth, we also have historically grown our business through Pfizer's acquisitions of large pharmaceutical companies that had animal health businesses, including the Fort Dodge Animal Health (FDAH) business of Wyeth and the Alpharma Animal Health business of King Pharmaceuticals, Inc. However, as a result of the Separation, we are no longer able to benefit from Pfizer's acquisition activity. We also have acquired or partnered with a number of smaller animal health businesses, and we intend to continue to do so in the future. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. It could take several years to realize the anticipated benefits from these initiatives, if any benefits are achieved at all. We may be unable to achieve expected gross margin improvements on our products and technologies, including those acquired and those developed internally. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.
Our business could be affected adversely by labor disputes, strikes or work stoppages.
Some of our employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in certain jurisdictions, including the United States. As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms and may experience work stoppages or other labor problems in the future at our sites. These risks may be increased by the Separation because we are no longer able to benefit from Pfizer's prior relationships and negotiations relating to such agreements. We could experience a disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our operating results and financial condition, potentially resulting in canceled orders by customers, unanticipated inventory accumulation or shortages and reduced revenue and net income. In addition, labor problems at our suppliers or CMOs could have a material adverse effect on our operating results and financial condition.
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
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2013, we had goodwill of $982 million and identifiable intangible assets, less accumulated amortization, of $803 million. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents and in-process R&D.
Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management's valuation of an intangible asset in a short amount of time. The timing and amount of impairment charges recorded in our consolidated and combined statements of income and write-downs recorded in our consolidated and combined balance sheets could vary if management's conclusions change. Any impairment of goodwill or identifiable intangible assets could have a material adverse effect on our operating results and financial position.

15 |

Our historical combined financial data is not necessarily representative of the results we would have achieved as an independent company and may not be a reliable indicator of our future results.
Our historical combined financial data for the periods prior to the IPO included in this 2013 Annual Report does not reflect the financial condition, results of operations or cash flows we would have achieved as an independent company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•	our historical combined financial data does not reflect the Separation;

•
our historical combined financial data reflects expense allocations for certain support functions that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, as well as certain manufacturing and supply costs incurred by manufacturing sites that are shared with other Pfizer business units that may be higher or lower than the comparable expenses we would have actually incurred, or will incur, as an independent company;

•	our cost of debt and our capital structure will be different from that reflected in our historical combined financial statements;

•
significant increases may occur in our cost structure as a result of our being an independent public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act); and

•	loss of economies of scale as a result of our no longer being a part of Pfizer.
Our financial condition and future results of operations will be materially different from amounts reflected in our historical combined financial statements included in this 2013 Annual Report for the periods prior to the IPO. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
As an independent public company, we are required to expend additional time and resources to comply with rules and regulations that did not previously apply to us, and failure to comply with such rules may lead investors to lose confidence in our financial data.
As an independent public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and regulations of the NYSE. Such requirements will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and could be burdensome on our personnel, systems and resources. We are devoting significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs and makes some activities more time-consuming and costly.
In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our Annual Reports on Form 10-K. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting pursuant to Auditing Standard No. 5 beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. If we are unable to conclude that we have effective internal controls over financial reporting, or if our registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
Risks related to research and development
Our R&D, acquisition and licensing efforts may fail to generate new products and product lifecycle developments.
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We commit substantial effort, funds and other resources to R&D, both through our own dedicated resources and through collaborations with third parties.
We may be unable to determine with accuracy when or whether any of our products now under development will be approved or launched, or we may be unable to develop, license or otherwise acquire product candidates or products. In addition, we cannot predict whether any products, once launched, will be commercially successful or will achieve sales and revenue that are consistent with our expectations. The animal health industry is subject to regional and local trends and regulations and, as a result, products that are successful in some of our markets may not achieve similar success when introduced into new markets. Furthermore, the timing and cost of our R&D may increase, and our R&D may become less predictable. For example, changes in regulations applicable to our industry may make it more time-consuming and/or costly to research, develop and register products.
Products in the animal health industry are sometimes derived from molecules and compounds discovered or developed as part of human health research. In addition to the R&D collaboration and license agreement with Pfizer, we expect to enter into other collaboration or licensing arrangements with third parties to provide us with access to compounds and other technology for purposes of our business. Such agreements are typically complex and require time to negotiate and implement. If we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms or at all. In addition, any collaboration that we enter into may not be successful, and the success may depend on the efforts and actions of our collaborators, which we may not be able to control. If we are unable to access human health-generated molecules and compounds to conduct R&D on cost-effective terms, our ability to develop some types of new products could be limited.

16 |

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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. We have a global manufacturing network consisting of 28 manufacturing sites located in 11 countries. In addition, 13 Pfizer sites located in 12 countries manufacture certain of our products for us. Included in these 13 Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a period of time. These 13 Pfizer sites consist of sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured human health products. We also employ a network of approximately 200 CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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

17 |

In addition, certain third-party suppliers are the sole source of certain materials necessary for production of our products. We may be unable to meet demand for certain of our products if any of our third-party suppliers cease or interrupt operations, fail to renew contracts with us or otherwise fail to meet their obligations to us.
Risks related to legal matters and regulation
We may incur substantial costs and receive adverse outcomes in litigation and other legal matters.
Our operating results, financial condition and liquidity could be materially adversely affected by unfavorable results in pending or future litigation matters. These matters include, among other things, allegations of violation of United States and foreign competition laws, labor laws, consumer protection laws, and environmental laws and regulations, as well as claims or litigations relating to product liability, intellectual property, securities, breach of contract and tort. In addition, changes in the interpretations of laws and regulations to which we are subject, or in legal standards in one or more of the jurisdictions in which we operate, could increase our exposure to liability. For example, in the United States, attempts have been made to allow damages for emotional distress and pain and suffering in connection with the loss of, or injury to, a companion animal. If such attempts were successful, our exposure with respect to product liability claims could increase materially.
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
Our products have been approved for use under specific circumstances for the treatment of certain diseases and conditions in specific species. There may be increased risk of product liability if veterinarians, livestock producers, pet owners or others attempt to use our products off-label, including the use of our products in species (including humans) for which they have not been approved. For example, Ketamine, the active pharmaceutical ingredient in our Ketaset product (a nonnarcotic agent for anesthetic use in cats), is commonly abused by humans as a hallucinogen. Furthermore, the use of our products for indications other than those indications for which our products have been approved may not be effective, which could harm our reputation and lead to an increased risk of litigation. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any of our products for off-label use, such agency could request that we modify our training or promotional materials and practices and we could be subject to significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could materially adversely affect our operating results and financial condition.
Animal health products are subject to unanticipated safety, quality, or efficacy concerns, which may harm our reputation.
Unanticipated safety, quality, or efficacy concerns can arise with respect to animal health products, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims. For example, as a result of safety concerns related to our product, PregSure BVD, in 2010, we voluntarily suspended sales of the product and withdrew the marketing authorization in the EU and, in 2011, we suspended sales and withdrew the marketing authorization for the product in New Zealand. Also, in May 2013, we were advised that the European Commission started a procedure regarding the EU marketing authorization for Suvaxyn PCV, a vaccine against porcine circovirus type 2 in swine. The initiation of the procedure followed a recall of two batches of Suvaxyn PCV as a result of higher than expected adverse reactions, reported mainly in Spain. In June 2013, we completed a root cause investigation of the higher than expected adverse reactions in these two batches, and subsequently submitted to the EMA a proposed variation to describe specific adjustments to the manufacturing process to help minimize the risk of future reactive batches. In October 2013, the EMA’s Committee on Medicinal Products for Veterinary Use adopted a positive opinion as to the proposed variation and concurrently adopted an opinion concluding that no action was required at this time with regard to the EU marketing authorization for Suvaxyn PCV. Both opinions were transmitted to the European Commission according to the applicable procedure and the Commission officially advised us in January 2014 that it had adopted those positive opinions and concluded the procedure begun in May 2013 by maintaining the marketing authorization for Suvaxyn PCV in effect.
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
In addition, we cannot predict the nature of future laws or regulations, nor can we determine the effect that additional laws or regulations or changes in existing laws or regulations could have on our business when and if promulgated, or the impact of changes in the interpretation of these laws and regulations, or of disparate federal, state, local and foreign regulatory schemes. Changes to such laws or regulations may include,

18 |

among other things, changes to taxation requirements, such as tax-rate changes and changes affecting the taxation by the United States of income earned outside the United States.
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
Given the nature of our business, we have incurred, are currently incurring and may in the future incur, liabilities under CERCLA or under other federal, state, local and foreign environmental cleanup laws, with respect to our current or former sites, adjacent or nearby third-party sites, or offsite disposal locations. See Item 1. Business—Environmental, Health and Safety. The costs associated with future cleanup activities that we may be required to conduct or finance could be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous materials into the environment. Such liability could materially adversely affect our operating results and financial condition. Furthermore, regulatory agencies are showing increasing concern over the impact of animal health products and livestock operations on the environment. This increased regulatory scrutiny may necessitate that additional time and resources be spent to address these concerns in both new and existing products.
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
Our international operations could be limited or disrupted by any of the following:

•	volatility in the international financial markets;

•	compliance with governmental controls;

•	difficulties enforcing contractual and intellectual property rights;

•	compliance with a wide variety of laws and regulations, such as the Foreign Corrupt Practices Act and similar non-U.S. laws and regulations;

•	compliance with foreign labor laws;

•	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements;

•	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;

•	political and social instability, including crime, civil disturbance, terrorist activities and armed conflicts;

•	trade restrictions and restrictions on direct investments by foreign entities, including restrictions administered by OFAC;

•	changes in tax laws and tariffs;

•	costs and difficulties in staffing, managing and monitoring international operations; and

•	longer payment cycles and increased exposure to counterparty risk.
The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability.

19 |

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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2013, we generated approximately 54% of our revenue in currencies other than the U.S. dollar, principally the euro, Australian dollar and Brazilian real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
For example, on February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivar per U.S. dollar. We incurred a foreign currency loss immediately on the devaluation as a result of remeasuring the local balance sheets and we will experience ongoing impacts to earnings as our revenue and expenses will be translated at lower rates. We cannot predict whether there will be further devaluation of the Venezuelan bolivar.
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
Some countries within emerging markets may be especially vulnerable to periods of local, regional or global economic, political or social instability or crisis. For example, our sales in certain emerging markets have suffered from extended periods of disruption due to natural disasters. Furthermore, we have also experienced lower than expected sales in certain emerging markets due to local, regional and global restrictions on banking and commercial activities in those countries. In addition, certain emerging markets have currencies that fluctuate substantially, which may impact our financial performance. For example, in the past, our revenue in certain emerging markets in Latin America have been adversely impacted by currency fluctuations and devaluations. For all these and other reasons, sales within emerging markets carry significant risks.
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

20 |

If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our research and development efforts.
Our long-term success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret, data protection, and domain name protection laws, as well as confidentiality and license agreements with our employees and others, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents, or be approved on a timely basis, or at all. Similarly, any term extensions that we seek may not be approved on a timely basis, if at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area. The scope of our patent claims also may vary between countries, as individual countries have their own patent laws. For example, some countries only permit the issuance of patents covering a novel chemical compound itself, and its first use, and thus further methods of use for the same compound, may not be patentable. We may be subject to challenges by third parties regarding our intellectual property, including claims regarding validity, enforceability, scope and effective term. The validity, enforceability, scope and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. Our ability to enforce our patents also depends on the laws of individual countries and each country's practice with respect to enforcement of intellectual property rights. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.
In addition, patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, in September 2011, the United States enacted the America Invents Act, which will permit enhanced third-party actions for challenging patents and will implement a first-to-invent system. In April 2012, Australia enacted the Intellectual Property Laws Amendment (Raising the Bar) Act, which provides higher standards for obtaining patents. In September 2013, the Brazilian Patent Office challenged the validity and term of the so-called “mailbox patents” of pharmaceutical and veterinary companies which were filed in the interim period before Brazil fully implemented the Trade-Related Aspects of Intellectual Property Right (TRIPS) Agreement's patentability standards. The action of the Brazilian Patent Office potentially could shorten the duration or invalidate some of our patents. We have filed an appeal, but the decision will not be known for several years. These reforms could result in increased costs to protect our intellectual property or limit our ability to patent our products in these jurisdictions.
Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and materially adversely affect our operating results and financial condition.
Likewise, in the United States and other countries, we currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third party objection, which could prevent the maintenance or issuance of the same and thus create the potential need to rebrand or relabel a product. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.
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
The misappropriation and infringement of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, may occur even when we take steps to prevent it. We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and if resolved adversely, could have a significant impact on our business and financial condition. In the future, we may not be able to enforce intellectual property that relates to our products for various reasons, including licensor restrictions and other restrictions imposed by third parties, or the cost of enforcing our intellectual property may outweigh the value of doing so; either of which could have a material adverse impact on our business and financial condition.
Risks related to information technology
We may be unable to successfully manage our online ordering sites.
In many markets around the world, such as the United States and Brazil, we provide online ordering sites to customers, often relying on third parties to host and support the application. The operation of our online business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and fulfillment operations. Risks associated with our online business include: disruptions in telephone service or power outages; failures of the computer systems that operate our website, including inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems; reliance on third parties for computer hardware and software as well as delivery of merchandise to our customers; rapid technology changes; credit card fraud; natural disasters or adverse weather conditions; power and network outages; changes in applicable federal and state regulations; liability

21 |

for online content; and consumer privacy concerns. Problems in any one or more of these areas could have a material adverse effect on our operating results and financial condition and could damage our reputation.
We depend on sophisticated information technology and infrastructure.
We rely on various information systems to manage our operations, and we increasingly depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information technology systems. These third parties include large established vendors, as well as many small, privately owned companies. Failure by these providers to adequately service our operations or a change in control or insolvency of these providers could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition.
In connection with the IPO and the Separation, we have substantially changed a number of our business processes, including our financial reporting and supply chain processes. In order to support the new business processes under the terms of our transitional services agreement with Pfizer, we have made significant configuration and data changes within some of our information technology systems. If our information technology and processes are not sufficient to support our business and financial reporting functions, or if we fail to properly implement our new business processes, our financial reporting may be delayed or inaccurate and our operations may be adversely affected and, as a result, our operating results and financial condition may be materially adversely affected.
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
The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could damage our reputation and result in lost sales, fines and lawsuits. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Our systems and procedures meet the payment card industry (PCI) data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. In addition, PCI is controlled by a limited number of vendors that have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses. Such failures could materially adversely affect our operating results and financial condition.
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2013, we had approximately $3.6 billion of total unsecured indebtedness outstanding. In addition, we have entered into an agreement for a five-year revolving credit facility and a commercial paper program each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
We may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements, including dividends;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are and may in the future be at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the animal health industry;

•	placing us at a competitive disadvantage to other, less leveraged competitors;

•	impacting our effective tax rate; and

22 |

•	increasing our cost of borrowing.
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
In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness will depend on the generation of cash flow by our subsidiaries, including certain international subsidiaries, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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

23 |

•
facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business.

We may not achieve the anticipated benefits of the Separation and Exchange Offer for a variety of reasons, which could adversely affect our operating results and financial condition.
As a result of the Separation, we have lost Pfizer's brand, reputation, capital base and other resources.
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
Certain of our directors are employed by Pfizer or may own Pfizer common stock, options to purchase Pfizer common stock or other Pfizer equity awards. Certain of these holdings may be individually significant to these directors as compared with such director's total assets. These directors' positions at Pfizer and the ownership of any Pfizer equity or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for Pfizer than for us.
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
Prior to the Separation, as a business unit of Pfizer, we had the ability to leverage Pfizer's proprietary compound library and database to identify, research and develop compounds suitable as new product candidates for the animal health field. As part of the Separation, we entered into an R&D collaboration and license agreement with Pfizer, which is referred to as the “R&D agreement.” Pursuant to the R&D agreement, subject to certain restrictions, we have continued access to Pfizer's compound library and database for a period of seven years from the date of the IPO and have, subject to Pfizer's approval, the possibility to exclusively license compounds from Pfizer that we develop under the R&D agreement.
While the R&D agreement is intended to supplement our post-Separation R&D capabilities, certain terms of the R&D agreement may limit our ability to achieve this expected benefit, including:

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

24 |

•
The R&D agreement may be terminated before the expiration of the seven year term in certain circumstances, including if we acquire an interest in, or assets of, a human pharmaceutical business, enter into a definitive agreement relating to, or undergo, a change of control or if Pfizer acquires, or is acquired by, an animal health business.

Each of the foregoing terms and Pfizer's other rights under the R&D agreement and related licenses (if any), could limit our ability to realize the expected benefits of the R&D agreement. If we fail to achieve the expected benefits of the R&D agreement, it may be more difficult, time consuming or expensive for us to develop and commercialize certain new products.
For a summary description of the terms of the R&D collaboration and license agreement, see Item 13. Certain Relationships and Related Transactions, and Director Independence— Relationship with Pfizer—Research and development collaboration and license agreement.
Pfizer's rights as licensor under the patent and know-how license could limit our ability to develop and commercialize certain products.
Under the patent and know-how license agreement (Pfizer as licensor) (the Patent and Know-How License Agreement), Pfizer licenses to us certain of its intellectual property. If we fail to comply with our obligations under this license agreement and Pfizer exercises its right to terminate it, our ability to continue to research, develop and commercialize products incorporating that intellectual property will be limited. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or, in limited instances, subject to Pfizer's right to terminate such license at will. These limitations and termination rights may make it more difficult, time consuming or expensive for us to develop and commercialize certain new products, or may result in our products being later to market than those of our competitors.
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
We have incurred and will continue to incur significant charges in connection with the Separation and incremental costs as an independent public company.
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
If there is a later determination that the Exchange Offer or certain related transactions are taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling and/or any tax opinion are incorrect or for any other reason, we could incur significant liabilities.
Pfizer has received a private letter ruling from the IRS substantially to the effect that, among other things, the Exchange Offer will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code of 1986 (the Code). Completion by Pfizer of the Exchange Offer was conditioned on, among other things, the continuing application of Pfizer's private

25 |

letter ruling from the IRS and the receipt of an opinion of tax counsel, to the effect that, among other things, the Exchange Offer will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Pfizer and us regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Pfizer and its stockholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinion of tax counsel, the IRS could determine on audit that the Exchange Offer or certain related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Pfizer or us after the Exchange Offer. If the Exchange Offer or certain related transactions are determined to be taxable for U.S. federal income tax purposes, we could incur significant liabilities under applicable law or under the tax matters agreement.
Risks related to our common stock
The price of our common stock may fluctuate substantially, and you could lose all or part of your investment in Zoetis common stock as a result.
Our common stock has a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through December 31, 2013, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $28.81 on August 28, 2013 to a high sales price of $35.42 on March 14, 2013. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2013 Annual Report, are:

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
On December 18, 2013, our Board of Directors declared the 2014 first quarter dividend of $0.072 per share paid on March 4, 2014 to holders of record on January 30, 2014. Although we currently intend to pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the United States, impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
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

26 |

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 126 owned and leased properties, amounting to approximately 8.2 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergy and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.4 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network will continue to be supplemented by approximately 200 CMOs.
Our corporate headquarters are located at 100 Campus Drive, Florham Park, New Jersey 07932 and our operations extend internationally to more than 60 countries. Under the transitional services agreement we entered into with Pfizer, Pfizer granted us continued access to certain of its premises occupied by our employees prior to the IPO.
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
At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated and combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management's attention and may materially adversely affect our reputation, even if resolved in our favor.
Certain legal proceedings in which we are involved are discussed in Notes to Consolidated and Combined Financial Statements—Note 17. Commitments and Contingencies.
Item 4. Mine Safety Disclosures.
Not applicable.

27 |

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
On June 24, 2013, an exchange offer was completed, whereby Pfizer shareholders exchanged a portion of Pfizer common stock for Zoetis common stock, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis and the conversion of all outstanding shares of Class B common stock to shares of our Class A common stock, which we now refer to as our common stock. There are no shares of Class B outstanding.
Shares of our common stock are traded on the NYSE (symbol ZTS).
The following table sets forth the high and low sales price of our common stock and the cash dividends declared per share of our common stock for each quarter presented below.

	First Quarter 2013 (beginning February 1, 2013)	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
High	$35.42	$34.74	$32.75	$33.34
Low	$30.47	$29.40	$28.81	$30.86
Dividends	$0.065	$0.065	$0.065	$0.072
As of March 19, 2014, there were 500,729,429 shares of our common stock outstanding, held by 2,267 shareholders of record. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2014 Proxy Statement.
We did not purchase any of our equity securities, nor did we sell any securities, other than to Pfizer upon our formation, pursuant to any unregistered offering, during the period covered by this report.
Dividend Policy
We expect to pay quarterly cash dividends to holders of our common stock, subject to the approval of our Board of Directors. On December 18, 2013, our Board of Directors declared the 2014 first quarter dividend of $0.072 per share paid on March 4, 2014 to holders of record on January 30, 2014. On March 26, 2014, our Board of Directors declared the 2014 second quarter dividend of $0.072 per share to be paid on June 2, 2014 to holders of record on April 27, 2014.
The declaration and payment of dividends to holders of our common stock will be at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the United States, impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant. In addition, the instruments governing our indebtedness may limit our ability to pay dividends. Therefore, no assurance is given that we will pay any dividends to our common stockholders or as to the amount of any such dividends if our Board of Directors determines to do so.
Because we are a holding company, our ability to pay cash dividends on our common stock will depend on the receipt of dividends or other distributions from certain of our subsidiaries.
Stock Performance Graph(1)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index during the year ended December 31, 2013. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes the investment of $100 on February 1, 2013 in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, are reinvested.

28 |

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	February 1, 2013	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013
Zoetis Inc.	$100	$107.71	$99.81	$100.87	$106.07
S&P 500	$100	$104.11	$107.14	$113.44	$124.61
S&P 500 Pharmaceuticals Index	$100	$107.48	$109.67	$114.24	$125.16
(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Zoetis under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.
Item 6. Selected Financial Data.
The following table sets forth our selected historical consolidated and combined financial data for the periods indicated.
The selected historical consolidated and combined statements of income data for the years ended December 31, 2013, 2012 and 2011 and the selected historical consolidated and combined balance sheet data as of December 31, 2013 and 2012 presented below have been derived from our audited consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data. The selected historical combined balance sheet data as of December 31, 2011 and December 31, 2010, presented below has been derived from our audited combined financial statements not included in this 2013 Annual Report. The selected historical combined balance sheet data as of December 31, 2009 has been derived from unaudited combined financial information not included in this 2013 Annual Report. The revenue data for the years ended December 31, 2010 and 2009 is derived from our audited combined financial statements not included in this 2013 Annual Report.
Our consolidated and combined financial statements for the periods prior to the IPO include expense allocations for certain support functions that were provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as well as certain manufacturing and supply costs incurred by manufacturing sites that were shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group. Pfizer does not routinely allocate these costs to any of its business units. These allocations were based on either a

29 |

specific identification basis or, when specific identification is not practicable, proportional cost allocation methods (e.g., using third-party sales, headcount, animal health identified manufacturing costs, etc.), depending on the nature of the services and/or costs.
The financial statements included in this 2013 Annual Report may not be indicative of our future performance and do not necessarily reflect what our financial position and results of operations would have been had we operated as an independent public company during the periods presented prior to the IPO.
You should read the selected historical consolidated and combined financial data set forth below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated and combined financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,(a)
(MILLIONS, EXCEPT PER SHARE AMOUNTS)	2013	2012	2011	2010	2009
Statement of income data:
Revenue	$4,561	$4,336	$4,233	$3,582	$2,760
Net income/(loss) attributable to Zoetis	504	436	245	110	(100)
Balance sheet data:
Total assets	$6,558	$6,262	$5,711	$5,284	$5,598
Long-term obligations(b)	3,642	509	575	673	728
Other data:
Adjusted net income(c)	$709	$539	$503	$275	$189
Earnings per share attributable to Zoetis Inc. stockholders(d):
Basic	$1.01	$0.87	$0.49	$0.22	$(0.20)
Diluted	$1.01	$0.87	$0.49	$0.22	$(0.20)
Weighted average shares outstanding (in thousands):
Basic	500,002	500,000	500,000	500,000	500,000
Diluted	500,317	500,000	500,000	500,000	500,000
Certain amounts may reflect rounding adjustments.

(a)
Starting in 2011, includes the King Animal Health (KAH), business acquired as part of Pfizer's acquisition of King Pharmaceuticals, Inc., commencing on the acquisition date of January 31, 2011. Starting in 2009, includes Fort Dodge Animal Health (FDAH) operations, acquired as part of Pfizer's acquisition of Wyeth, commencing on the acquisition date of October 15, 2009. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparability of historical results and our relationship with Pfizer—Recent significant acquisitions and government-mandated divestitures.

(b)
In 2009 through 2012, primarily includes an allocation of Pfizer debt that was issued to partially finance the acquisition of Wyeth (including FDAH) in 2009. The debt has been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth.

(c)
Adjusted net income (a non-GAAP financial measure) is defined as reported net income attributable to Zoetis excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Management uses adjusted net income, among other factors, to set performance goals and to measure the performance of the overall company, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. We believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. Reconciliations of U.S. GAAP reported net income attributable to Zoetis to non-GAAP adjusted net income for the years ended December 31, 2013, 2012 and 2011 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.

(d)
The weighted average shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2012, 2011, 2010 and 2009 was calculated using 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO, which was completed on February 6, 2013.

30 |

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
Our management’s discussion and analysis of financial condition and results of operations (MD&A) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. This MD&A should be read in conjunction with our consolidated and combined financial statements and notes to consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data. The discussion in this MD&A contains a description of our historical performance for periods in which we operated as a business unit of Pfizer, as well as forward-looking statements that involve substantial risks and uncertainties. Our future results could differ materially from historical performance and from those anticipated in the forward-looking statements as a result of various factors such as those discussed in Item 1A. Risk Factors, and in the Forward-looking statements and factors that may affect future results and Comparability of historical results and our relationship with Pfizer sections of this MD&A.
This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business.	31
Our operating environment	Information regarding the animal health industry and factors that affect our company.	32
Our growth strategies	An explanation of our growth strategies.	34
Components of revenue and costs and expenses	An explanation of the components of our consolidated and combined statements of income.	35
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the consolidated and combined financial statements.	35
Significant accounting policies and application of critical accounting estimates	Accounting policies and estimates that we consider important to understanding our consolidated and combined financial statements.	37
Analysis of the consolidated and combined statements of income	Consists of the following for all periods presented:
	• Revenue: An analysis of our revenue in total, by operating segment and by species.	40
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	41
	• Operating segment results: A discussion of our revenue by operating segment and species and items impacting our earnings before income tax.	46
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	50
Our financial guidance for 2014	A discussion of our 2014 financial guidance.	54
Analysis of the consolidated and combined statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	54
Analysis of the consolidated and combined balance sheets	A discussion of changes in certain balance sheet accounts for all balance sheets presented.	55
Analysis of the consolidated and combined statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	55
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	56
New accounting standards	Accounting standards that we have recently adopted.	59
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A and elsewhere in this 2013 Annual Report.	60
Overview of our business
We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. For more than 60 years, as a business unit of Pfizer Inc. (Pfizer) and now as an independent public company, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
The animal health medicines and vaccines industry is characterized by meaningful differences in customer needs across different regions. As a result of these differences, among other things, we manage our operations through four geographic operating segments. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. Our four operating segments are the United States (U.S.), Europe/Africa/Middle East (EuAfME),

31 |

Canada/Latin America (CLAR) and Asia/Pacific (APAC). See Notes to Consolidated and Combined Financial Statements—Note 18. Segment, Geographic and Other Revenue Information.
We directly market our products to livestock producers and veterinarians located in approximately 70 countries across North America, Europe, Africa, Asia, Australia and South America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and India, we believe we are the largest animal health medicines and vaccines business as measured by revenue across emerging markets as a whole. Emerging markets contributed 26% of our revenue for the year ended December 31, 2013. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
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
A summary of our 2013 performance compared to the comparable 2012 and 2011 periods follows:

	Years Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Revenue	$4,561	$4,336	$4,233	5	2
Net income attributable to Zoetis	504	436	245	16	78
Adjusted net income(a)	709	539	503	32	7

(a)	Adjusted net income is a non-GAAP financial measure. See the Adjusted net income section of this MD&A for more information.
Our ownership
On February 6, 2013, an initial public offering (IPO) of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange (NYSE) under the symbol “ZTS.” Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering (senior notes offering) and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We paid an amount of cash equal to substantially all of the net proceeds that we received in the senior notes offering to Pfizer prior to the completion of the IPO. We did not receive any of the proceeds from the IPO. In addition, immediately prior to the completion of the IPO, we and Pfizer entered into certain agreements that provide a framework for our ongoing relationship with Pfizer. On June 24, 2013, an exchange offer was completed, whereby Pfizer shareholders exchanged a portion of Pfizer common stock for Zoetis common stock, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis. We refer to the transactions to separate our business from Pfizer, as described here and elsewhere in this 2013 Annual Report, as the “Separation.” For additional information, see Notes to Consolidated and Combined Financial Statements—Note 2. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer.
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

32 |

Product development initiatives
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We believe we are an industry leader in animal health R&D, with a track record of generating new products and product lifecycle developments. The majority of our R&D programs focus on product lifecycle development, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations.
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
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (topical, oral, intramuscular/subcutaneous injections, or intravenous). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take restrictive actions even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.2 billion for the year ended December 31, 2013.
In December 2013, the FDA announced final guidance establishing procedures for the voluntary phase out in the United States over a three year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. We believe the impact of this FDA guidance on our financial performance will not be significant based on the overall diversity and breadth of our product portfolio of medicines, vaccines, and diagnostics serving eight core species.
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
The cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products is intended to improve livestock producers’ economic outcomes. As a result, demand for our products has historically been more stable than demand for other production inputs. Similarly, industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care. While these factors have mitigated the impacts of the challenging economic environment, the impact of difficult macroeconomic conditions increases over time.
Competition
The animal health industry is competitive. Although our business is the largest by revenue in the animal health medicines and vaccines industry, we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. In addition to competition from established market participants, there could be new entrants to the animal health medicines and vaccines industry in the future. In certain markets, we also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the United States.
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
In addition, veterinary hospitals and practitioners depend on visits from and access to the animals under their care. Veterinarians’ patient volume and ability to operate could be adversely affected if they experience prolonged snow, ice or other weather conditions, particularly in regions not accustomed to sustained inclement weather. Furthermore, livestock producers depend on the availability of natural resources, including large supplies of fresh water. Their animals’ health and their ability to operate could be adversely affected if they experience a shortage of fresh water

33 |

due to human population growth or floods, droughts or other weather conditions. In the event of adverse weather conditions or a shortage of fresh water, veterinarians and livestock producers may purchase less of our products.
For example, drought conditions could negatively impact, among other things, the supply of corn and the availability of grazing pastures. A decrease in harvested corn results in higher corn prices, which could negatively impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices and reduced availability of grazing pastures contributes to reductions in herd or flock sizes that in turn results in less spending on animal health products. As such, a prolonged drought could have a material adverse impact on our operating results and financial condition. Factors influencing the magnitude and timing of effects of a drought on our performance include, but may not be limited to, weather patterns and herd management decisions. The widespread drought which impacted parts of the United States during 2011, 2012 and in some regions in 2013 was considered the worst in many years and affected our performance in the United States market in 2012 and in the first half of 2013.
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
In 2013, there have been several reported cases of the H7N9 avian influenza virus in China. In late March 2013, the Chinese government reported the first case of the H7N9 avian influenza virus. Since that time, over 350 cases have been detected. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2014 global revenue will not be significant. While China continues to represent a growth opportunity for us, sales in this country represented less than 2% of our total revenue in 2013 and the majority was generated by our swine business.
In addition, since the second quarter of 2013 many producers in the United States have been experiencing an outbreak of the porcine epidemic diarrhea virus (PEDv). PEDv has existed in parts of Asia for many years. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting pork producers in understanding and controlling PEDv, and we are partnering with the key stakeholders, including various academic institutions such as the University of Minnesota and Iowa State University. Since first reported in the United States in the second quarter, the disease has continued to spread and has now been reported in at least 27 U.S. states, Canada, Mexico, and parts of South America. According to recent reports, the outbreak has impacted up to 30% of the sows in the United States. We currently believe the impact on our 2014 revenue will not be significant. However, we are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on our 2014 revenue.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. In 2013, approximately 53% of our revenue was denominated in foreign currencies. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. In 2013, approximately 47% of our total revenue was in U.S. dollars, and our year-over-year revenue growth was unfavorably impacted by 2 percentage points from changes in foreign currency values relative to the U.S. dollar.
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for the year ended December 31, 2013. We will experience ongoing adverse impacts to earnings as our revenue, costs and expenses will be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations. As of December 31, 2013, in Venezuela we had net monetary assets denominated in local currency of $30 million. We cannot predict whether there will be further devaluation of the Venezuelan bolivar.
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

34 |

•
pursue new product research and development and value-added product lifecycle development to extend our product portfolio—New product R&D and product lifecycle development enable us to deliver innovative products to address unmet needs and evolve our product lines so they remain relevant for our customers. We seek to leverage our strong direct presence in many regions and cost-effectively develop new products;

•
remain the partner of choice for access to new products and technologies—We seek to continue to support cutting-edge research and secure the right to develop and commercialize new products and technologies;

•
continue to provide high-quality products and improve manufacturing production margins—We believe our manufacturing and supply chain provides us with a global platform for continued expansion, including in emerging markets, and that our quality and reliability differentiate us from our competitors; and

•
expand into complementary businesses to become a more complete, trusted partner in providing solutions—We believe we have the potential to generate incremental and complementary revenue, in the areas of diagnostics, genetics, devices, dairy data management, e-learning and professional consulting, which could also enhance the loyalty of our customer base and may lead to increased product sales.

Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for operations outside the United States, for which the financial information is included in our consolidated and combined financial statements for the fiscal year ended November 30 for each year presented.
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines and vaccines used to treat and protect livestock and companion animals. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2013, our top selling product line, the ceftiofur line, contributed approximately 7% of our revenue. The ceftiofur line and our next two top selling products, Revolution and Draxxin, contributed approximately 20% of our revenue. Our top ten selling product lines contributed approximately 39% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2013, see Item 1. Business—Products.
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
Research and development (R&D) expenses consist primarily of project costs specific to new product R&D and product lifecycle development, overhead costs associated with R&D operations and investments that support local market clinical trials for approved indications and expenses related to regulatory approvals for our products. We do not disaggregate R&D expenses by research stage or by therapeutic area for purposes of managing our business.
Amortization of intangible assets consists primarily of the amortization expense for identifiable finite-life intangible assets that have been acquired through business combinations. These assets consist of, but are not limited to, developed technology, brands and trademarks.
Restructuring charges and certain acquisition-related costs consist of all restructuring charges (those associated with acquisition activity and those associated with cost reduction/productivity initiatives), as well as costs associated with acquiring and integrating businesses. Restructuring charges are associated with employees, assets and activities that will not continue in the company. Acquisition-related costs are associated with acquiring and integrating acquired businesses, such as the King Animal Health (KAH) business in 2011 and the Fort Dodge Animal Health (FDAH) business acquired as part of Pfizer's acquisition of Wyeth in 2009, and may include transaction costs and expenditures for consulting and the integration of systems and processes.
Other (income)/deductions—net consist primarily of various items including net (gains)/losses on asset disposals, royalty-related income, foreign exchange translation (gains)/losses and certain asset impairment charges.
Comparability of historical results and our relationship with Pfizer
During the periods prior to the IPO covered by the combined financial statements in this 2013 Annual Report, we operated solely as a business unit of Pfizer. The related combined financial statements have been derived from the consolidated financial statements and accounting records of Pfizer and include allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. These combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, equity or cash flows would have been had we operated as an independent public company during the periods presented. In addition, the historical combined

35 |

financial statements may not be reflective of what our results of operations, comprehensive income, financial position, equity or cash flows might be in the future as an independent public company.
For a detailed description of the basis of presentation and an understanding of the limitations of the predictive value of the historical combined financial statements, see Notes to Consolidated and Combined Financial Statements—Note 3. Basis of Presentation.
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
Our historical expenses are not necessarily indicative of the expenses we incur as an independent public company. With respect to support functions, for example, for the periods prior to the IPO, our historical combined financial statements include expense allocations for certain support functions that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others. As part of the Separation, pursuant to agreements with Pfizer, Pfizer provides us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we are incurring other costs to replace the services and resources that will not be provided by Pfizer. As an independent public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from Pfizer.
We have also incurred certain non-recurring costs related largely to becoming an independent public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of a standalone infrastructure, the implementation of a new enterprise resource planning system, the accelerated vesting of Pfizer equity awards, site separation, certain legal registration and patent assignment costs, asset impairment charges and certain restructuring and other charges. In addition, we have incurred certain costs related to the completion of FDAH integration activities. In 2013, we incurred $262 million of the aforementioned non-recurring costs, and we expect these costs to range between approximately $165 million to $185 million in 2014. These estimates exclude the impact of any depreciation or amortization of capitalized separation expenditures.
Some of our products are manufactured at sites that were retained by Pfizer or that are operated by Pfizer under a sale-leaseback arrangement. In 2013, pursuant to the master manufacturing and supply agreement with Pfizer, we purchased these products from Pfizer. The historical combined statements of income for the periods prior to the IPO include allocations of certain manufacturing and supply costs incurred by the manufacturing sites that would not have been charged to us under the master manufacturing and supply agreement with Pfizer had such agreement been in effect in the periods presented, such as operating variances, as well as purchase price and volume variances under a certain threshold. The costs allocated in the historical combined statements of income are higher than the amounts that would have been charged by Pfizer under the master manufacturing and supply agreement, had it been in effect during the periods presented, by approximately $10 million for the year ended December 31, 2012 and approximately $14 million for the year ended December 31, 2011. In connection with the IPO, we and Pfizer have entered into certain agreements that will provide a framework for our ongoing relationship with Pfizer. See Notes to Consolidated and Combined Financial Statements—Note 19B. Transactions and Agreements with Pfizer—Agreements with Pfizer.
Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for equity award purposes. On June 24, 2013, Pfizer completed the Exchange Offer whereby Pfizer disposed of all of its shares of Zoetis common stock owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rata basis, outstanding Pfizer RSUs, Total Shareholder Return Units (TSRUs) and Performance Share Awards (PSAs) previously granted to our employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested Pfizer stock options previously granted to our employees accelerated in full, and our employees generally have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from Pfizer's completion of the Exchange Offer), (ii) termination of employment from Zoetis, or (iii) the expiration date of the stock option. Zoetis employees who held Pfizer stock options and were retirement eligible as of June 24, 2013 will have the full term of the stock option to exercise.
The accelerated vesting of the outstanding Pfizer stock options, and the settlement, on a pro-rata basis, of other Pfizer equity awards, resulted in the recognition of additional expense for the year ended December 31, 2013 of $9 million, which is included in stock-based compensation. The unvested portion of Pfizer RSUs, TSRUs and PSAs were forfeited as of the completion of the Exchange Offer. In the third quarter of 2013, Zoetis made a cash payment of approximately $20 million to certain non-executive Zoetis employees, based on the value of the employees' forfeited Pfizer RSUs, TSRUs and PSAs (as applicable). This amount is included in the consolidated statement of income as additional compensation expense for the year ended December 31, 2013. Members of the Zoetis Executive Team did not receive a cash payment for any forfeited Pfizer RSUs, TSRUs and PSAs, but instead, in the third quarter of 2013, were granted Zoetis RSUs which were equivalent in value and vest on the same date as their forfeited Pfizer RSUs, TSRUs and PSAs.
Public company expenses
As a result of the IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. We have established additional procedures and practices as an independent public company. As a result, we are incurring additional costs, including, but not limited to, internal audit, investor relations, stock administration and regulatory compliance costs.
Recent significant acquisitions and government-mandated divestitures
The assets, liabilities, operating results and cash flows of acquired businesses are included in our results commencing from their respective acquisition dates.

36 |

The KAH business was acquired by Pfizer as part of its acquisition of King Pharmaceuticals, Inc. (acquired on January 31, 2011), strengthening our position in the poultry business with a medicated feed additives business and other poultry products and further strengthening our position in the cattle and swine businesses. See Notes to Consolidated and Combined Financial Statements—Note 5A. Acquisitions, Divestitures and Certain Investments—Acquisition of King Animal Health. Our combined financial statements for the year ended December 31, 2011 reflect eleven months of KAH’s U.S. operations and ten months of KAH’s international operations.
Delays in establishing new operating subsidiaries
Due to local regulatory and operational requirements in certain non-U.S. jurisdictions, the transfer to us of certain assets and liabilities of Pfizer's animal health business had not yet legally occurred as of the IPO date. These assets and liabilities were not material to our consolidated financial statements, individually or in the aggregate. As of December 31, 2013, all expected subsidiaries have been established and the related assets and liabilities have transferred.
Agreements with Pfizer
On February 6, 2013, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. This agreement has a service commencement date of January 1, 2013 in the United States and December 1, 2012 for our international locations. In addition, we also entered into a master manufacturing and supply agreement with Pfizer on October 1, 2012, whereby we and Pfizer agreed to manufacture and supply products to each other commencing January 1, 2013. See Notes to Consolidated and Combined Financial Statements— Note 19B. Transactions and Agreements with Pfizer: Agreements with Pfizer for more information related to these and other agreements, including the related costs.
Significant accounting policies and application of critical accounting estimates
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. For a description of our significant accounting policies, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies.
We believe that the following accounting policies are critical to an understanding of our consolidated and combined financial statements as they require the application of the most difficult, subjective and complex judgments and, therefore, could have the greatest impact on our financial statements: (i) fair value; (ii) revenue; (iii) asset impairment reviews; and (iv) contingencies.
Below are some of our more critical accounting estimates. See also Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies— Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions.
Fair value
For a discussion about the application of fair value to our long-term debt and financial instruments, see Notes to Consolidated and Combined Financial Statements—Note 10. Financial Instruments.
For a discussion about the application of fair value to our asset impairment reviews, see Asset impairment reviews below.
Revenue
Our gross product revenue is subject to deductions that are generally estimated and recorded in the same period that the revenue is recognized and primarily represents sales returns and revenue incentives. For example:

•
for sales returns, we perform calculations in each market that incorporate the following, as appropriate: local returns policies and practices; returns as a percentage of revenue; an understanding of the reasons for past returns; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, product recalls, discontinuation of products or a changing competitive environment; and

•	for revenue incentives, we use our historical experience with similar incentives programs to estimate the impact of such programs on revenue.
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
Amounts recorded for revenue deductions can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For further information about the risks associated with estimates and assumptions, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—Estimates and Assumptions.
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

37 |

Our impairment review processes are described below and in Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets and, for deferred tax assets, in Note 4. Significant Accounting Policies—Deferred Tax Assets and Liabilities and Income Tax Contingencies.
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

Our impairment reviews of most of our long-lived assets depend heavily on the determination of fair value, as defined by U.S. GAAP, and these judgments can materially impact our results of operations. A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—Estimates and Assumptions.
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized.
As a result of our overall intangible asset impairment review, we recognized a number of impairments of identifiable intangible assets other than goodwill.
We recorded the following identifiable intangible asset impairment charges in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable:

•
In 2013, the intangible asset impairment charges reflect (i) approximately $2 million of finite-lived developed technology rights due to a re-assessment of economic viability; (ii) approximately $2 million of finite-lived developed technology rights and acquired in-process research and development (IPR&D) as a result of exiting a combined manufacturing and R&D facility; and (iii) approximately $2 million related to acquired IPR&D as a result of the termination of certain development programs due to a re-assessment of their economic viability.

•
In 2012, the intangible asset impairment charges reflect: (i) approximately $2 million of finite-lived companion animal developed technology rights; (ii) approximately $1 million of finite-lived trademarks related to genetic testing services; and (iii) approximately $2 million of finite-lived patents related to poultry technology. The intangible asset impairment charges for 2012 reflect, among other things, loss of revenue as a result of negative market conditions and, with respect to the poultry technology, a re-assessment of economic viability.

•
In 2011, the intangible asset impairment charges reflect: (i) approximately $30 million of finite-lived intangible assets related to parasiticides technology as a result of declining gross margins and increased competition; (ii) approximately $12 million of finite-lived intangible assets related to equine influenza and tetanus technology due to third-party supply issues; (iii) approximately $10 million of finite-lived intangible assets related to genetic testing services that did not find consumer acceptance; and (iv) approximately $17 million related to acquired IPR&D projects (acquired from Vetnex in 2010 and from FDAH in 2009), as a result of the termination of the development programs due to a re-assessment of their economic viability.

When we are required to determine the fair value of intangible assets other than goodwill, we use an income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the asset, which includes the application of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections, the impact of technological risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the risks inherent in the projected cash flows; foreign currency fluctuations; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $12 million as of December 31, 2013). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
For a description of our accounting policy, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

38 |

Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses purchased and is assigned to reporting units. We test goodwill for impairment on at least an annual basis, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of the factors considered in the assessment include general macroeconomic conditions, conditions specific to the industry and market, cost factors which could have a significant effect on earnings or cash flows, the overall financial performance of the reporting unit, and whether there have been sustained declines in our share price. Additionally, we evaluate the extent to which the fair value exceeded the carrying value of the reporting unit at the last date a valuation was performed. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed.
In 2013, we qualitatively assessed, as of September 29, 2013, whether it is more likely than not that the respective fair values of our reporting units are less than their carrying amounts, including goodwill. Based on that assessment, we determined that this condition does not exist for all reporting units and performing a quantitative fair value test for our reporting units was not necessary. As a result, we do not believe that the risk of goodwill impairment for any of our reporting units is significant at this time.
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
For a description of our accounting policy, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
Contingencies
For a discussion about income tax contingencies, see Notes to Consolidated and Combined Financial Statements—Note 8D. Tax Matters—Tax Contingencies.
For a discussion about legal contingencies, guarantees and indemnifications, see Notes to Consolidated and Combined Financial Statement—Note 17. Commitments and Contingencies.
Analysis of the consolidated and combined statements of income
The following discussion and analysis of our consolidated and combined statements of income should be read along with our consolidated and combined financial statements, and the notes thereto. For more information on the carve-out basis of presentation for the periods prior to the IPO, see Notes to Consolidated and Combined Financial Statements—Note 3. Basis of Presentation.

39 |

	Year Ended December 31,(a)			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Revenue	$4,561	$4,336	$4,233	5	2
Costs and expenses:
Cost of sales(b)	1,669	1,563	1,652	7	(5)
% of revenue	37%	36%	39%
Selling, general and administrative expenses(b)	1,613	1,470	1,453	10	1
% of revenue	35%	34%	34%
Research and development expenses(b)	399	409	427	(2)	(4)
% of revenue	9%	9%	10%
Amortization of intangible assets	60	64	69	(6)	(7)
Restructuring charges and certain acquisition-related costs	26	135	154	(81)	(12)
Interest expense, net of capitalized interest	113	31	36	*	(14)
Other (income)/deductions—net	(9)	(46)	48	*	*
Income before provision for taxes on income	690	710	394	(3)	80
% of revenue	15%	16%	9%
Provision for taxes on income	187	274	146	(32)	88
Effective tax rate	27.1%	38.6%	37.1%
Net income before allocation to noncontrolling interests	503	436	248	15	76
Less: Net income attributable to noncontrolling interests	(1)	—	3	*	(100)
Net income attributable to Zoetis	$504	$436	$245	16	78
% of revenue	11%	10%	6%
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)	Includes revenue and expenses from acquisitions from the acquisition date. See Notes to Consolidated and Combined Financial Statements—Note 5. Acquisitions, Divestitures and Certain Investments.

(b)
Exclusive of amortization of intangible assets, except as disclosed in Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
U.S.	$1,902	$1,776	$1,659	7	7
EuAfME	1,168	1,096	1,144	7	(4)
CLAR	778	769	788	1	(2)
APAC	713	695	642	3	8
Total	$4,561	$4,336	$4,233	5	2
Certain amounts and percentages may reflect rounding adjustments.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Livestock	$2,931	$2,806	$2,778	4	1
Companion animal	1,630	1,530	1,455	7	5
Total	$4,561	$4,336	$4,233	5	2
Certain amounts and percentages may reflect rounding adjustments.
2013 vs. 2012
Total revenue increased $225 million, or 5%, in 2013 compared to 2012, with growth across all operating segments, due to higher operational revenue of $288 million, or 7%, comprised of 5% volume and 2% price, partially offset by the unfavorable impact of foreign exchange, which decreased revenue by approximately $63 million, or 2%.

40 |

2012 vs. 2011
Total revenue increased $103 million, or 2%, in 2012 compared to 2011, due to higher operational revenue of $249 million, or 6%, with growth across all operating segments, which includes an incremental one month of U.S. and two months of international revenue of $37 million, or 1%, from the KAH acquisition, partially offset by the unfavorable impact of foreign exchange, which decreased revenue by approximately $146 million, or 4%.
Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Cost of sales (a)	$1,669	$1,563	$1,652	7	(5)
% of revenue	37%	36%	39%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were: $3 million in 2013, $1 million in 2012, and $3 million in 2011.
2013 vs. 2012
Cost of sales increased $106 million, or 7%, in 2013 compared to 2012, primarily as a result of:

•	revenue growth and product and geographic mix;

•
additional costs of $21 million related to becoming an independent public company, including expense of $2 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation;

•	a $19 million charge associated with the write-offs of inventory and intercompany accounts that were transferred to us as part of the Separation from Pfizer;

•	higher costs associated with certain manufacturing agreements related to government-mandated divestitures from prior acquisitions; and

•	unfavorable foreign exchange,
partially offset by:

•	operational efficiencies; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees.
2012 vs. 2011
Cost of sales decreased $89 million, or 5%, in 2012 compared to 2011, primarily as a result of:

•
the non-recurrence of approximately $24 million of incremental purchase accounting charges in 2011 reflecting the fair value adjustments to inventory acquired from KAH that was subsequently sold in 2011;

•	the non-recurrence of a $12 million inventory write-off in 2011 related to suspended sales of 3-Nitro;

•	favorable product mix;

•	increased operational efficiencies and savings associated with margin improvement initiatives, including plant network optimization, yield improvements and overall cost reductions; and

•	favorable foreign exchange,
partially offset by:

•	base revenue growth; and

•	the inclusion of an incremental one month of U.S. and two months of international KAH operations.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Selling, general and administrative expenses (a)	$1,613	$1,470	$1,453	10	1
% of revenue	35%	34%	34%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were: $24 million in 2013, $254 million in 2012, and $268 million in 2011.

41 |

2013 vs. 2012
SG&A expenses increased by $143 million, or 10%, in 2013 compared to 2012, primarily as a result of:

•
additional costs of $177 million related to becoming an independent public company, including expense of $25 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation;

•	a $5 million charge associated with the write-offs of intercompany accounts that were transferred to us as part of the Separation from Pfizer; and

•	increased distribution expenses due to higher sales and increased temperature-controlled supply chain costs in certain regions, partially offset by:

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees;

•	lower bad debt expense associated with improved accounts receivable collection experience; and

•	favorable foreign exchange.
2012 vs. 2011
SG&A expenses increased by $17 million, or 1%, in 2012 compared to 2011, primarily as a result of:

•	the inclusion of an incremental one month of U.S. and two months of international KAH operations;

•	initiatives to increase our direct sales and marketing presence in certain emerging markets; and

•	additional costs associated with the build-up of our capabilities as an independent company, partially offset by:

•	reductions in costs due to both acquisition-related synergies and cost reduction initiatives; and

•	favorable foreign exchange.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Research and development expenses (a)	$399	$409	$427	(2)	(4)
% of revenue	9%	9%	10%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were: $55 million in 2012 and $64 million in 2011. There was no allocation in 2013.
2013 vs. 2012
R&D expenses decreased by $10 million, or 2%, in 2013 compared to 2012, primarily as a result of:

•	the non-recurrence of depreciation expense incurred in 2012 related to the closing of an R&D facility in the U.K.; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees, partially offset by:

•
incremental costs of $7 million related to becoming an independent public company, including expense of $4 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation; and

•	an increase in the volume of R&D activities.
2012 vs. 2011
R&D expenses decreased $18 million, or 4%, in 2012 compared to 2011, primarily as a result of:

•	a decreased allocation of enabling functions from Pfizer; and

•	a decrease in depreciation related to the closing of an R&D facility in the U.K.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Amortization of intangible assets	$60	$64	$69	(6)	(7)
Certain amounts and percentages may reflect rounding adjustments.

42 |

2013 vs. 2012
Amortization of intangible assets decreased by $4 million, or 6%, in 2013 compared to 2012, which reflects the impact of certain intangible assets reaching the end of their respective useful lives.
2012 vs. 2011
Amortization of intangible assets decreased $5 million, or 7%, in 2012 compared to 2011, which reflects the impact of impairments taken in 2012 and 2011.
Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Restructuring charges and certain acquisition-related costs(a)	$26	$135	$154	(81)	(12)
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of Restructuring charges and certain acquisition-related costs was: $57 million in 2012 and $70 million in 2011. There were no allocations in 2013.
We have incurred significant direct costs for restructuring and integrating acquired businesses, such as KAH on January 31, 2011 and FDAH on October 15, 2009, among others, and in connection with our ongoing cost reduction/productivity initiatives.
Our acquisition-related costs primarily related to restructuring charges for employees, assets and activities that will not continue in the future. The majority of these charges, or reversals, are related to termination costs, but we also exited a number of distributor and other contracts and performed certain facility rationalization efforts. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs. The costs associated with our cost reduction/productivity initiatives are predominantly termination costs associated with plant closings.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
2013 vs. 2012
Restructuring charges and certain acquisition-related costs decreased by $109 million in 2013 compared to 2012, primarily as a result of:

•	a $27 million decrease in employee termination costs related to the reversal of a previously established termination reserve related to our operations in Europe;

•	a decrease in integration and restructuring costs related to the KAH and FDAH acquisitions; and

•	the non-recurrence of allocated charges from Pfizer,
partially offset by:

•	asset impairment charges of approximately $17 million related to one of our manufacturing facilities in the United States; and

•	employee termination costs of $2 million, exit costs of $4 million, and accelerated depreciation of $5 million as a result of exiting certain manufacturing and research facilities.
The aforementioned termination reserve related to our operations in Europe, was established when we were a business unit of Pfizer. For economic reasons, we revisited this restructuring action and decided to no longer implement this restructuring plan. As such, we reversed the existing reserve.
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

partially offset by:

•	a $7 million increase in asset impairment charges primarily from the allocation of the impairment of a Pfizer facility;

•	a $5 million increase in exit costs primarily from the allocation of the costs incurred to exit certain Pfizer facilities.

43 |

Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Interest expense, net of capitalized interest	$113	$31	$36	*	(14)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2013 vs. 2012
Interest expense, net of capitalized interest, increased by $82 million in 2013 compared to 2012, primarily due to the issuance of our senior notes on January 28, 2013. Interest expense related to allocated debt was $2 million for 2013. Interest expense related to our long-term debt, including amortization of debt discount and fees, was $111 million for 2013.
2012 vs. 2011
Interest expense related to allocated debt decreased by $5 million in 2012 compared to 2011 due to a lower allocated debt balance.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Other (income)/deductions—net	$(9)	$(46)	$48	*	*
*    Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2013 vs. 2012
The change in Other (income)/deductions—net reflects an unfavorable impact of $37 million on income attributable to Zoetis in 2013 compared to 2012, primarily as a result of:

•
the non-recurrence of income recognized in 2012 from a favorable legal settlement of $14 million and the non-recurrence of a favorable change in estimate for an environmental-related reserve of $7 million in 2012;

•	foreign currency loss of $9 million related to the Venezuela currency devaluation in February 2013; and

•	other foreign currency losses primarily related to Argentina, partially offset by:

•	a net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009; and

•	lower asset impairment charges of identifiable intangible assets of approximately $4 million.
2012 vs. 2011
The change in Other (income)/deductions—net reflects a favorable impact of $94 million on income attributable to Zoetis in 2012 compared to 2011, primarily as a result of:

•	lower asset impairment charges of identifiable intangible assets of approximately $64 million. See Notes to Consolidated and Combined Financial Statements—Note 7. Other (Income)/Deductions—Net; and

•	a favorable $14 million settlement in 2012 regarding an intellectual property matter, as well as a $7 million favorable change in an estimate for an environmental-related reserve.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Provision for taxes on income	$187	$274	$146	(32)	88
Effective tax rate	27.1%	38.6%	37.1%
Certain amounts and percentages may reflect rounding adjustments.
As of the Separation date, we operate under a standalone legal entity structure and the income tax provision in the consolidated statements of income has been calculated accordingly. For the periods prior to the Separation, the income tax provision in the combined statements of income has been calculated as if Zoetis filed a separate tax return and includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.

44 |

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
For more information, see Notes to Consolidated and Combined Financial Statements—Note 8A. Tax Matters—Taxes on Income.
2013 vs. 2012
The lower effective tax rate in 2013 compared to 2012 is primarily due to:

•
the change in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges/(benefits), asset impairments and gains and losses on asset divestitures;

•
incentive tax rulings in Belgium, effective December 1, 2012 through 2017, and Singapore, effective October 29, 2012 through 2016. These incentive tax rulings may be extended for another 5 and 6 years, respectively, if certain requirements are met; and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. Research and Development Tax Credit which was retroactively extended on January 3, 2013, partially offset by:

•	the tax cost related to changes in uncertain tax positions, see Notes to Consolidated and Combined Financial Statements—Note 8D. Tax Matters—Tax Contingencies.
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

•	the tax cost related to changes in uncertain tax positions, see Notes to Consolidated and Combined Financial Statements—Note 8D. Tax Matters—Tax Contingencies;

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

45 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

				% Change
				13/12			12/11(a)
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2013	2012	2011	Total	Exchange	Operational	Total	Exchange	Operational
U.S.
Livestock	$1,034	$966	$904	7	—	7	7	—	7
Companion animal	868	810	755	7	—	7	7	—	7
	1,902	1,776	1,659	7	—	7	7	—	7
EuAfME
Livestock	777	740	777	5	1	4	(5)	(7)	2
Companion animal	391	356	367	10	2	8	(3)	(7)	4
	1,168	1,096	1,144	7	1	6	(4)	(7)	3
CLAR
Livestock	605	603	630	—	(6)	6	(4)	(8)	4
Companion animal	173	166	158	4	(5)	9	5	(7)	12
	778	769	788	1	(5)	6	(2)	(7)	5
APAC
Livestock	515	497	467	4	(4)	8	6	(2)	8
Companion animal	198	198	175	—	(7)	7	13	—	13
	713	695	642	3	(4)	7	8	(1)	9
Total
Livestock	2,931	2,806	2,778	4	(2)	6	1	(4)	5
Companion animal	1,630	1,530	1,455	7	(1)	8	5	(3)	8
	$4,561	$4,336	$4,233	5	(2)	7	2	(4)	6
Certain amounts and percentages may reflect rounding adjustments.
(a) The total operational growth includes an increase of 1% in 2012 versus 2011 due to the acquisition of KAH, acquired by Pfizer on January 31, 2011.

46 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				13/12			12/11
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2013	2012	2011	Total	Exchange	Operational	Total	Exchange	Operational
U.S.	$1,045	$921	$820	13	—	13	12	—	12
EuAfME	420	375	365	12	1	11	3	(6)	9
CLAR	266	253	275	5	(11)	16	(8)	(14)	6
APAC	271	236	196	15	(3)	18	20	2	18
Total reportable segments	2,002	1,785	1,656	12	(2)	14	8	(3)	11
Other business activities	(320)	(275)	(279)	16			(1)
Reconciling Items:
Corporate	(567)	(506)	(504)	12			—
Purchase accounting adjustments	(48)	(52)	(82)	(8)			(37)
Acquisition-related costs	(22)	(53)	(122)	(58)			(57)
Certain significant items	(240)	(96)	(172)	*			(44)
Other unallocated	(115)	(93)	(103)	24			(10)
Income before income taxes	$690	$710	$394	(3)			80
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2013 vs. 2012
U.S. operating segment
U.S. segment revenue increased by $126 million, or 7%, 2013 compared to 2012, of which approximately $68 million resulted from growth in livestock products and approximately $58 million resulted from growth in companion animal products.

•
Livestock revenue growth was achieved in all species. The growth in swine products was due to continued customer acceptance of new products and the successful execution of marketing programs developed for and focused on specific brands, therapeutic categories or customer segments. Growth in sales of poultry products was due to growth in medicated feed additives, and growth in sales of cattle products was driven by improved market conditions in the second half of 2013.

•
Companion animal revenue growth was driven by solid growth in small animal products reflecting the benefit of realigning our field force in late 2012 to more effectively cover our customer base, the positive outcomes of new cross-portfolio pricing programs, and price increases. Growth was slightly offset by a decline in the sales of equine products reflecting a continuing contraction of the market.

U.S. segment earnings increased by $124 million, or 13%, in 2013 compared to 2012 due to strong revenue growth and improved gross margin due to the benefit of higher prices and favorable product mix. Segment earnings growth also benefited from limited growth in operating expenses.
EuAfME operating segment
EuAfME segment revenue increased by $72 million, or 7%, in 2013 compared to 2012. Operational revenue growth was $61 million, or 6%, of which approximately $32 million resulted from growth in livestock products and $29 million resulted from growth in companion animal products.

•
Livestock revenue growth was primarily driven by emerging markets, particularly Russia. Additionally, growth in swine products was favorably impacted by the launch of a new swine vaccine (that prevents porcine circovirus type 2) across many markets in the region, particularly in Germany and Russia. This growth was partially offset by continuing challenging market conditions throughout Western Europe affecting the cattle portfolio.

•
Companion animal revenue growth was favorably impacted by increased sales of products that are related to certain third party manufacturing agreements. Additionally, sales in the UK and France increased due to the benefit of increased promotional programs. Results were partially offset by continuing adverse macroeconomic conditions throughout Western Europe.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $11 million, or 1%.
EuAfME segment earnings increased by $45 million, or 12%, in 2013 compared to 2012. Operational earnings growth was $41 million, or 11%, primarily driven by revenue growth and increased operating efficiencies.

47 |

CLAR operating segment
CLAR segment revenue increased by $9 million, or 1%, in 2013 compared to 2012. Operational revenue growth was $49 million, or 6%, of which approximately $35 million resulted from growth in livestock products and $14 million resulted from growth in companion animal product sales.

•
Livestock revenue growth was primarily driven by increased sales in the poultry and cattle portfolios. Growth in sales of poultry products was primarily driven by higher sales of medicated feed additives in Brazil. Increased cattle product sales were primarily due to growth in Mexico, Canada and Venezuela. This growth was partially offset by challenging market conditions affecting the cattle market in Brazil, where sales were relatively flat primarily due to increased local competition and drought conditions in certain areas of the country.

•
Companion animal growth was favorably impacted by an increasing companion animal market in Brazil and marketing programs in Brazil and Mexico. Gains were partially offset by lower sales of equine products as a result of a reduced number of horses in Canada.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $40 million, or 5%.
CLAR segment earnings increased by $13 million, or 5%, in 2013 compared to 2012. Operational earnings growth was $40 million, or 16%, in 2013 compared to 2012, primarily driven by revenue growth and favorable product mix. The unfavorable foreign exchange impact was driven by the depreciation of the Brazilian Real as well as the devaluation of the Venezuela Bolivar which occurred in the first quarter of 2013.
APAC operating segment
APAC segment revenue increased by $18 million, or 3%, in 2013 compared to 2012. Operational revenue growth was $52 million, or 7%, of which approximately $38 million resulted from growth in livestock products and approximately $14 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven primarily by increased sales in emerging markets across swine, poultry and cattle. Growth in sales of swine products was driven by higher demand and market penetration in China, as well as good performance in Japan which benefited from recently launched vaccines. Growth in the poultry and cattle portfolios was primarily driven by increased sales in India. Results were tempered by flat growth in Australia and New Zealand due to the impact of prolonged drought conditions on cattle and sheep herd sizes.

•
Companion animal revenue growth was primarily due to the successful launch of new products in Japan. Results were partially offset by declines in equine product sales in Australia due to increased competition.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $34 million, or 4%.
APAC segment earnings increased by $35 million, or 15%, in 2013 compared to 2012. Operational earnings growth was $42 million, or 18%, in 2013 compared to 2012, primarily due to increased revenue and lower operating expenses, partially offset by the unfavorable impact of geographic and product mix.
2012 vs. 2011
U.S. operating segment
U.S. segment revenue increased by $117 million, or 7%, in 2012 compared 2011, of which approximately $62 million resulted from growth in livestock products and approximately $55 million resulted from growth in companion animal products.

•
Livestock product revenue growth was due principally to increased demand for premium anti-infectives in cattle as a result of continued acceptance of our products based on superior efficacy, supported by economic outcomes studies. There was also increased demand for medicated feed additives in swine, which was partially due to increased incidence of enteric infections in late stage pigs. Additionally, revenue growth was positively impacted by our entry into a new market with the launch of an improved formulation of a swine vaccine that prevents porcine circovirus type 2. This revenue growth was partially offset by the impact of the drought in the United States.

•
Companion animal product revenue growth was driven by parasiticides, benefiting from an extended flea and tick season caused by unusually warm weather and by a temporary competitor supply disruption. Companion animal products also benefited from continued growth in canine vaccines and the success of targeted marketing efforts for anti-infectives and other pharmaceutical products.

U.S. segment earnings increased by $101 million, or 12%, in 2012 compared to 2011 as a result of strong revenue growth.
EuAfME operating segment
EuAfME segment revenue decreased by $48 million, or 4%, in 2012 compared to 2011. Operational revenue growth was $29 million, or 3%, of which approximately $16 million resulted from growth in livestock products and approximately $13 million resulted from growth in companion animal products.

•
Livestock product revenue growth was driven by strong demand for cattle parasiticides, particularly in France and the UK, along with a continued growing demand for animal proteins in emerging markets. Additionally, the poultry product portfolio grew due to

48 |

expansion into emerging markets. Results were partially offset by continued adverse macroeconomic conditions throughout Western Europe and pressure from the ongoing restrictions on the use of certain antibacterials.

•
Companion animal product revenue was favorably impacted by parasiticides and the launch of new branded generic products throughout the region. Revenue was also favorably impacted by equine vaccines due to a temporary competitor supply disruption. Results were partially offset by continued adverse macroeconomic conditions throughout Western Europe.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $77 million, or 7%.
EuAfME segment earnings increased by $10 million, or 3%, in 2012 compared to 2011. Operational earnings growth was $33 million, or 9%, primarily due to increased operating efficiencies.
CLAR operating segment
CLAR segment revenue decreased by $19 million, or 2% in 2012 compared to 2011. Operational revenue growth was $42 million, or 5%, of which approximately $23 million resulted from growth in livestock products, and approximately $19 million resulted from growth in companion animal product sales.

•
Livestock product revenue was favorably impacted by the launch of an improved formulation of a swine vaccine that prevents porcine circovirus type 2. Swine vaccines also benefited from continued demand in South America for Improvac/Improvest, a product that reduces boar taint without the need for surgical castration. Additionally, marketing initiatives focused on legacy KAH products drove increased demand for poultry medicated feed additives in Brazil. Results were partially offset by the slowdown of the cattle market in Brazil due to increased competition and reduced margins for cattle producers. Additionally, certain markets within the region were impacted by the North American drought.

•
Companion animal product revenue growth was attributable to canine vaccines especially in Brazil. Parasiticides performed well across the region, particularly in Canada due to a temporary competitor supply disruption and an extended flea and tick season caused by unusually warm weather.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $61 million, or 7%.
CLAR segment earnings declined by $22 million, or 8% in 2012 compared to 2011. Operational earnings growth was $16 million, or 6%, primarily due to revenue growth, partially offset by a charge related to bad debt.
APAC operating segment
APAC segment revenue increased by $53 million, or 8%, in 2012 compared to 2011. Operational revenue growth was $61 million, or 9%, of which approximately $38 million resulted from growth in livestock products and approximately $23 million resulted from growth in companion animal products.

•
Livestock product revenue was favorably impacted by the launch of an improved formulation of a swine vaccine that prevents porcine circovirus type 2, particularly in South East Asia, as well as growth in China, Australia and Japan. Increased sales force presence in China drove growth in premium priced swine products. Australia experienced growth in the dairy cattle segment due to higher sales of intramammary products. Revenue in Japan was also driven by broad growth in the poultry portfolio.

•
Companion animal product revenue benefited from promotional campaigns in Japan and the resulting increased adoption of our products into veterinarian treatment protocols. Australia benefited from growth in parasiticides as a result of focused sales force efforts that drove demand for these products. China experienced growth in canine vaccines due to expansion of the sales organization.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $8 million, or 1%.
APAC segment earnings increased by $40 million, or 20%, in 2012 compared to 2011. Operational earnings growth was $36 million, or 18%, primarily due to strong revenue growth, partially offset by increased expenses due to field force expansion.
Other business activities
Other business activities includes expenses associated with our dedicated veterinary medicine research and development (R&D) organization, research alliances, U.S regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market clinical trials and regulatory activities are generally included in the respective regional segment.
2013 vs. 2012
Other business activities expenses increased by $45 million, or 16%, in 2013 compared to 2012. The increase reflects approximately $38 million in comparable R&D expenses in 2012 previously presented as a component of Corporate and currently presented as Other business activities.
2012 vs. 2011
Other business activities expenses decreased by $4 million, or 1%, in 2012 compared to 2011.

49 |

Reconciling items
Reconciling items include certain costs are not allocated to our operating segments results, such as costs associated with the following:

•
Corporate, which includes costs associated with business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense;

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for restructuring and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges and costs associated with cost reduction/productivity initiatives; and

•	Other unallocated, which includes certain overhead expenses associated with our manufacturing operations not charged to our operating segments.
See Adjusted net income of this MD&A and Notes to Consolidated and Combined Financial Statements—Note 18. Segment, Geographic and Other Revenue Information for further information.
Adjusted net income
General description of adjusted net income (a non-GAAP financial measure)
Adjusted net income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report adjusted net income to portray the results of our major operations, the discovery, development, manufacture and commercialization of our products, prior to considering certain income statement elements. We have defined adjusted net income as net income attributable to Zoetis before the impact of purchase accounting adjustments, acquisition-related costs and certain significant items. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.
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

50 |

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
Certain significant items
Adjusted net income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to becoming an independent public company, a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Consolidated and Combined Financial Statements—Note 17. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
GAAP Reported net income attributable to Zoetis	$504	$436	$245	16	78
Purchase accounting adjustments—net of tax	32	35	55	(9)	(36)
Acquisition-related costs—net of tax	14	34	78	(59)	(56)
Certain significant items—net of tax	159	34	125	*	(73)
Non-GAAP adjusted net income(a)	$709	$539	$503	32	7
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 29.2%, 40.8% and 34.3% for full year 2013, 2012 and 2011, respectively. The lower effective tax rate in 2013 compared to 2012 is primarily due to incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012, as well as changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. In addition, we recognized a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. Research and Development Tax Credit which was retroactively extended on January 3, 2013. The higher effective tax rate in 2012 compared to 2011 is due to an increase in tax cost related to changes in uncertain tax positions, the non-recurrence of approximately $9.5 million in tax benefits, representing tax and interest, which were recorded as a result of a favorable tax audit settlement pertaining to prior years, and the expiration of the U.S. Research and Development Tax Credit, partially offset by international tax benefits of approximately $2.7 million, representing tax and interest, resulting from the resolution of certain tax positions pertaining to prior years with various foreign tax authorities and from the expiration of certain statutes of limitations.

51 |

The following table provides a reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, and non-GAAP adjusted diluted EPS:

	Year Ended December 31,			% Change
	2013	2012	2011	13/12	12/11
Earnings per share—diluted(a)(b):
GAAP Reported net income attributable to Zoetis	$1.01	$0.87	$0.49	16	78
Purchase accounting adjustments—net of tax	0.06	0.07	0.11	(14)	(36)
Acquisition-related costs—net of tax	0.03	0.07	0.16	(57)	(56)
Certain significant items—net of tax	0.32	0.07	0.25	*	(72)
Non-GAAP adjusted net income	$1.42	$1.08	$1.01	31	7
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The weighted-average shares outstanding for diluted earnings per share for the period prior to the IPO was calculated using an aggregate of 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding immediately prior to the IPO. For the year ended December 31, 2013, diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs and DSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
Interest	$113	$31	$36
Taxes	292	372	264
Depreciation	138	119	117
Amortization	17	18	20

52 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
Purchase accounting adjustments:
Amortization and depreciation(a)	$46	$48	$48
Cost of sales(b)	2	4	34
Total purchase accounting adjustments—pretax	48	52	82
Income taxes(c)	16	17	27
Total purchase accounting adjustments—net of tax	32	35	55
Acquisition-related costs(d):
Transaction costs(e)	—	—	2
Integration costs(e)	22	47	71
Restructuring charges(e)	—	(4)	41
Additional depreciation—asset restructuring(f)	—	10	8
Total acquisition-related costs—pretax	22	53	122
Income taxes(c)	8	19	44
Total acquisition-related costs—net of tax	14	34	78
Certain significant items(g):
Restructuring charges (benefits) (h)	(20)	92	40
Implementation costs and additional depreciation--asset restructuring(f)	8	23	22
Certain asset impairment charges(i)	20	—	69
Inventory write-off (in Cost of sales)	—	—	12
Net gains on sale of assets(j)	(6)	—	—
Stand-up costs(k)	206	—	—
Inventory and intercompany account write-offs(l)	24	—	—
Other(m)	8	(19)	29
Total certain significant items—pretax	240	96	172
Income taxes(c)	81	62	47
Total certain significant items—net of tax	159	34	125
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$205	$103	$258
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expense related to purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows in 2013, 2012 and 2011, respectively: $46 million, $49 million and $49 million included in Amortization of intangible assets; $1 million income, $1 million income and $2 million income included in Selling, general and administrative expenses; and $1 million, $0 million and $1 million included in Research and development expenses.

(b)	Depreciation expense included in Cost of sales. Also includes fair value adjustments of acquired inventory of $24 million in 2011.

(c)	Included in Provision for taxes on income.

(d)
Acquisition-related costs were distributed as follows in 2013, 2012 and 2011, respectively: $0 million, $9 million and $6 million included in Cost of sales; $0 million, $1 million and $3 million included in Selling, general and administrative expenses; $22 million, $43 million and $114 million included in Restructuring charges and certain acquisition-related costs; and $0 million, $0 million and $1 million income included in Other (income)/deductions—net.

(e)
Included in Restructuring charges and certain acquisition-related costs. See Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

(f)
Amounts primarily relate to our cost-reduction/productivity initiatives and other asset restructuring. See Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(g)
Certain significant items were distributed as follows in 2013, 2012 and 2011, respectively: $42 million, $1 million and $31 million included in Cost of sales; $188 million, $18 million and $5 million included in Selling, general and administrative expenses; $7 million, $10 million and $19 million included in Research and development expenses; $4 million, $92 million and $40 million, included in Restructuring charges and certain acquisition-related costs; and $1 million income, $25 million income and $77 million included in Other (income)/deductions—net.

(h)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. The restructuring benefit in the year ended December 31, 2013 is primarily due to a $27 million decrease in employee termination expenses related to the reversal of a previously established termination reserve related to our operations in Europe. Included in Restructuring charges and certain acquisition-related costs. See Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

(i)
Asset impairment charges primarily related to restructuring initiatives in 2013 and were distributed as follows in 2013, 2012 and 2011: $19 million, $0 million and $0 million included in Restructuring charges and certain acquisition-related costs and $1 million, $0 million and $69 million included in Other (income)/deductions—net. See Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 7. Other (Income)/Deductions—Net for more information.

53 |

(j)
Represents the net gain on the government-mandated sale of certain product rights in Brazil in 2013 that were acquired with the FDAH acquisition in 2009. Included in Other (income)/deductions—net. See Notes to Consolidated and Combined Financial Statements—Note 7. Other (Income)/Deductions—Net for more information.

(k)
Certain non-recurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs which were distributed as follows in 2013: $21 million included in Cost of sales; $177 million included in Selling, general and administrative expenses, $7 million included in Research and development expenses, and $1 million included in Other (income)/deductions—net.

(l)
Amounts relate to write-offs of inventory and intercompany accounts that were transferred to us as part of the Separation from Pfizer and were distributed as follows: $19 million included in Cost of sales and $5 million included in Selling, general and administrative expenses. Because these expenses relate primarily to the periods prior to our initial public offering, we do not consider them to be reflective of our current operations and we have therefore, excluded them from our Adjusted earnings non-GAAP measure. Although fully written off in the current period, all of the adjustments relate back several years.

(m)
For 2013, primarily relates to litigation-related charges ($5 million) and charges related to transitional manufacturing purchase agreements associated with divestitures ($1 million). For 2012, primarily relates to income related to a favorable legal settlement for an intellectual property matter ($14 million) and income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures ($4 million). See Notes to Consolidated and Combined Financial Statements—Note 7. Other (Income)/Deductions—Net for more information. For 2011, primarily all reflected charges are related to transitional manufacturing purchase agreements associated with divestitures. See Notes to Consolidated and Combined Financial Statements—Note 5. Acquisitions, Divestitures and Certain Investments for more information.

Our financial guidance for 2014
Our 2014 financial guidance is summarized below:

Selected Line Items
Revenue	$4,650 to $4,750 million
Adjusted cost of sales as a percentage of revenue(a)	Approximately 35.5%
Adjusted SG&A expenses(a)	$1,430 to $1,480 million
Adjusted R&D expenses(a)	$390 to $405 million
Adjusted interest expense and other (income)/deductions (a)	Approximately $105 million
Effective tax rate on adjusted income(a)	Approximately 29%
Adjusted diluted EPS(a)	$1.48 to $1.54
Certain significant items(b) and acquisition-related costs	$165 to $185 million
Reported diluted EPS	$1.15 to $1.21

(a)	For an understanding of adjusted net income and its components, see the Adjusted net income section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

Full year 2014 guidance reflects late January 2014 exchange rates.
A reconciliation of 2014 adjusted net income and adjusted diluted EPS guidance to 2014 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full-Year 2014 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$740 - $770	~$1.48 - $1.54
Purchase accounting adjustments	~(30)	~(0.06)
Certain significant items(b) and acquisition-related costs	~(125 - 140)	~(0.25 - 0.28)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$580 - $610	~$1.15 - $1.21

(a)	For an understanding of adjusted net income, see the Adjusted net income section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

Our 2014 financial guidance is subject to a number of factors and uncertainties—as described in the Forward-looking information and factors that may affect future results, Our operating environment and Our growth strategies of this MD&A and in Part I, Item 1A. Risk Factors.
Analysis of the consolidated and combined statements of comprehensive income
Virtually all changes in other comprehensive income for the periods presented are related to foreign currency translation adjustments. These changes result from the strengthening or weakening of the U.S. dollar as compared to the currencies in the countries in which we do business. The gains and losses associated with these changes are deferred on the balance sheet in Accumulated other comprehensive loss until realized.

54 |

Analysis of the consolidated and combined balance sheets
December 31, 2013 vs. December 31, 2012
For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including current portion of allocated long term debt, and Long-term debt, see Analysis of financial condition, liquidity and capital resources below.
Accounts receivable, less allowance for doubtful accounts increased as a result of operational increases due to higher net sales and accounts receivable from Pfizer in 2013 as a result of Pfizer no longer being a related party. See Notes to Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
Inventories decreased primarily as a result of Separation Adjustments. See Notes to Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation and Note 11. Inventories.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities and Other taxes payable primarily reflect Separation Adjustments. See Notes to Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation and Note 8. Tax Matters.

Property, plant and equipment, less accumulated depreciation increased slightly. Operational activity (depreciation and capital spending) was partially offset by Separation Adjustments. See Notes to Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
Accrued Compensation and related items increased primarily due to increases in sales-related bonus accruals and accrued employee savings plan contributions. See Notes to Consolidated and Combined Financial Statements— Note 14C. Benefit Plans: Defined Contribution Plans.
Dividends payable relate to the dividend declared on December 18, 2013.
Long-term debt reflects the senior notes offering. See Notes to Consolidated and Combined Financial Statements— Note 2C. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Senior Notes Offering and Note 10A. Financial Instruments: Debt.
Allocated long-term debt decreased as a result of Separation Adjustments. See Notes to Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
Other noncurrent liabilities increased as a result of Separation Adjustments. See Notes to Consolidated and Combined Financial Statements— Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
For an analysis of the changes in Total Equity, see the Consolidated and Combined Statements of Equity.
Analysis of the consolidated and combined statements of cash flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2013	2012	2011	13/12	12/11
Cash provided by/(used in):
Operating activities	$681	$454	$497	50	(9)
Investing activities	(179)	(135)	(449)	33	(70)
Financing activities	(200)	(78)	(30)	*	*
Effect of exchange-rate changes on cash and cash equivalents	(9)	(3)	(2)	*	50
Net increase in cash and cash equivalents	$293	$238	$16	23	*
Certain amounts and percentages may reflect rounding adjustments.
*    Calculation not meaningful.
Operating activities
2013 vs. 2012
Net cash provided by operating activities was $681 million in 2013 compared with $454 million in 2012 and was primarily attributable to income before allocation to non-controlling interests, as adjusted for depreciation and amortization. The net change in operating assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer, was primarily driven by an increase in other liabilities, reflecting higher accrued interest on long-term debt and higher accrued compensation, partially offset by higher inventory levels. In addition, net cash provided by operating activities was impacted by the timing and of receipts and payments in the ordinary course of business.

55 |

2012 vs. 2011
Net cash provided by operating activities was $454 million in 2012 compared with $497 million in 2011. This decrease in operating cash flows was primarily attributable to higher inventory balances due to increased demand, achieving higher targeted inventory levels for certain products and changes in our supply points, partially offset by the timing of receipts and payments in the ordinary course of business.
Investing activities
2013 vs. 2012
Net cash used in investing activities was $179 million in 2013 compared to $135 million in 2012 primarily due to increased capital investment in property, plant and equipment.
2012 vs. 2011
Net cash used in investing activities was $135 million in 2012 compared to $449 million in 2011. In 2011, Pfizer acquired KAH for $345 million in cash. See Notes to Consolidated and Combined Financial Statements—Note 5A. Acquisitions, Divestitures and Certain Investments—Acquisition of King Animal Health.
Financing activities
2013 vs. 2012
Net cash used in financing activities was $200 million in 2013 compared to $78 million in 2012. The increase in net cash used in financing activities was primarily attributable to:

•	the net transfers to Pfizer as a result of the IPO; and

•	an increase in cash dividends paid,
partially offset by:

•	net proceeds from long-term and short-term borrowings.
2012 vs. 2011
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
As global financial markets continue their slow and sometimes uneven recovery from the 2008/2009 recession, additional macroeconomic, business and financial volatility may persist. As markets change, we will continue to monitor our liquidity position, but there can be no assurance that a challenging economic environment or an economic downturn will not impact our liquidity or our ability to obtain future financing.
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Cash and cash equivalents(a)	$610	$317
Accounts receivable, net(b)	1,138	900
Short-term borrowings, including current portion of allocated long-term debt in 2012(c)	15	73
Allocated long-term debt(c)	—	509
Long-term debt(d)	3,642	—
Working capital	1,942	1,741
Ratio of current assets to current liabilities	2.37:1	2.55:1

(a)
Prior to our IPO, we participated in Pfizer's centralized cash management system, and generally all of our excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded, as needed, by Pfizer.

56 |

(b)
Accounts receivable are usually collected over a period of 60 to 90 days. For the year ended December 31, 2013 compared to the year ended December 31, 2012, the number of days that accounts receivables are outstanding remained approximately the same, excluding receivables from Pfizer, which were not reflected in our accounts receivable balances at December 31, 2012. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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

For additional information about the sources and uses of our funds, see the Analysis of the consolidated and combined balance sheets and Analysis of the consolidated and combined statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of December 31, 2013. There were no borrowings outstanding as of December 31, 2013.
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2013, we had access to $69 million of lines of credit which expire at various times through 2016. As of December 31, 2013 we had $15 million of short-term borrowings outstanding and $2 million of long-term borrowings outstanding related to these facilities.
Domestic and international short-term funds
Many of our operations are conducted outside the United States. The amount of funds held in U.S. tax jurisdictions will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional United States, federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside the United States, no accrual for U.S. taxes is provided.
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
Contractual obligations
Payments due under contractual obligations as of December 31, 2013 are set forth below:

			2015-	2017-	There-
(MILLIONS OF DOLLARS)	Total	2014	2016	2018	after
Long-term debt, including current portion and interest obligations(a)	$5,742	$117	$630	$962	$4,033
Other long-term liabilities reflected on our consolidated and combined
balance sheets under U.S. GAAP(b)	50	17	1	1	31
Operating lease commitments	67	18	26	13	10
Purchase obligations and other(c)	66	16	18	13	19
Benefit plans - continuing service credit obligations(d)	34	4	8	8	14
Uncertain tax positions(e)	—	—	—	—	—
Certain amounts may reflect rounding adjustments.

(a)
Long-term debt consists of senior notes and other notes. Our calculations of expected interest payments incorporate only current period assumptions for interest rates, foreign currency translation rates and Zoetis hedging strategies, see Notes to Consolidated and Combined Financial Statements—Note 10A. Financial Instruments—Debt.

(b)
Includes expected payments for an obligation associated with a development and commercialization agreement, expected payments related to our unfunded U.S. supplemental (non-qualified) savings plans, deferred compensation and expected payments relating to our future benefit payments net of plan assets

57 |

(included in the determination of the projected benefit obligation) for pension plans that are dedicated to Zoetis employees in the Netherlands, Germany, India and Korea, and those transferred to us from Pfizer in 2013. Excludes pension obligations associated with certain defined benefit plans outside the United States that Pfizer will transfer to us in 2014 in certain countries as described in the applicable local separation agreement or employee matters agreement. See Notes to Consolidated and Combined Financial Statements—Note 14. Benefit Plans and Note 19B. Transactions and Agreements with Pfizer—Agreements with Pfizer—Employee matters agreement. Excludes approximately $117 million of noncurrent liabilities related to legal and environmental accruals, employee termination and exit costs, deferred income and other accruals, most of which do not represent contractual obligations. See Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 17. Commitments and Contingencies.

(c)
Includes agreements to purchase goods and services that are enforceable and legally binding and includes amounts relating to advertising, information technology services, employee benefit administration services and potential milestone payments deemed reasonably likely to occur.

(d)
Includes the cost of service credit continuation for certain Zoetis employees in the Pfizer U.S. qualified defined benefit pension and U.S. retiree medical plans, in accordance with the employee matters agreement. See Notes to Consolidated and Combined Financial Statements—Note 14. Benefit Plans.

(e)
Except for amounts reflected in Income taxes payable, we are unable to predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.

The table above excludes amounts for potential milestone payments unless the payments are deemed reasonably likely to occur. Payments under these agreements generally become due and payable only upon the achievement of certain development, regulatory and/or commercialization milestones, which may span several years and/or which may never occur. Our contractual obligations in the table above are not necessarily indicative of our contractual obligations in the future.
Debt
On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes in a private placement, with an original issue discount of $10 million. The senior notes are comprised of $400 million aggregate principal amount of our 1.150% senior notes due 2016, $750 million aggregate principal amount of our 1.875% senior notes due 2018, $1.35 billion aggregate principal amount of our 3.250% senior notes due 2023 and $1.15 billion aggregate principal amount of our 4.700% senior notes due 2043.
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
The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
Lines of credit	$2 million	6.400%	Due 2016-2017
2016 Senior Note	$400 million	1.150%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2016
2018 Senior Note	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2023 Senior Note	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2043 Senior Note	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
Credit Ratings
Two major corporate debt-rating organizations, Moody's and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

58 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa2	Stable	January 2013
S&P	A-3	BBB-	Stable	January 2013
Pension Obligations
As part of the Separation, Pfizer transferred to us the net pension obligation of $21 million associated with certain international defined benefit plans in 2013. We expect to contribute a total of approximately $1 million to the plans in 2014. Also as part of the Separation, a net liability has been recognized for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement. We expect to contribute a total of approximately $7 million to these additional plans in 2014.
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
In 2013, Pfizer transferred to us the U.S. supplemental savings plan liability of approximately $14 million, cash of $9 million and a deferred tax asset of $5 million associated with employees transferred to us as part of the Separation.
For additional information, see Notes to Consolidated and Combined Financial Statements—Note 14. Benefit Plans.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2013 or December 31, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies: New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2013
In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, this unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefits and deferred tax assets that exist at the reporting date. The provisions of the new standard are effective January 1, 2014 for annual and interim reporting periods and we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.
In March 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the accounting for cumulative translation adjustment (CTA) upon derecognition of assets or investment within a foreign entity. This new standard provides additional CTA accounting guidance on sales or transfers of foreign entity investments and assets as well as step acquisitions involving a foreign entity. The provisions of the new standard are effective January 1, 2014 and we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.
In February 2013, the FASB issued an accounting standards update regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings. The provisions of this standard require that these obligations are measured at the amount representing the agreed upon obligation of the company as well as additional liability amounts it expects to assume on behalf of other parties in the arrangement. The provisions of the new standard are effective January 1, 2014 and we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.

59 |

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
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, new systems infrastructure stand-up, our 2014 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, dividend plans, our agreements with Pfizer, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	emerging restrictions and bans on the use of antibacterials in food-producing animals;

•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	fluctuations in foreign exchange rates and potential currency controls;

•	changes in tax laws and regulation;

•	an outbreak of infectious disease carried by animals;

•	adverse weather conditions and the availability of natural resources;

•	adverse global economic conditions;

•	failure of our R&D, acquisition and licensing efforts to generate new products;

•	quarterly fluctuations in demand and costs; and

•
governmental laws and regulations affecting domestic and foreign operations, including without limitation, tax obligations and changes affecting the tax treatment by the United States of income earned outside the United States that may result from pending and possible future proposals.

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
Our financial instruments at December 31, 2013 were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies— Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at December 31, 2013 indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of

60 |

these contracts would increase by $46 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $42 million. For additional details, see Notes to Consolidated and Combined Financial Statements—Note 10B. Financial Instruments— Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At December 31, 2013, we had no outstanding principal balance under our credit facility. See Notes to Consolidated and Combined Financial Statements—Note 10. Financial Instruments.

61 |

Item 8. Financial Statements and Supplementary Data.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
62 |

Report of Independent Registered Public Accounting Firm
The Board of Directors
Zoetis Inc.:
We have audited the accompanying consolidated balance sheet of Zoetis Inc. and subsidiaries as of December 31, 2013 and the combined balance sheet of Zoetis Inc. (the animal health business unit of Pfizer Inc.) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 31, 2013 and the combined statements of income, comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2012. In connection with our audits of the consolidated and combined financial statements, we have also audited the related consolidated and combined financial statement schedule. These consolidated and combined financial statements and consolidated and combined financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and related consolidated and combined financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoetis Inc. and subsidiaries as of December 31, 2013, the combined financial position of Zoetis Inc. (the animal health business unit of Pfizer Inc.) as of December 31, 2012, the consolidated results of their operations and their cash flows for the year ended December 31, 2013, and the combined results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated and combined financial statement schedule referred to above, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
March 26, 2014

63 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2013	2012	2011(a)
Revenue	$4,561	$4,336	$4,233
Costs and expenses:
Cost of sales(b)	1,669	1,563	1,652
Selling, general and administrative expenses(b)	1,613	1,470	1,453
Research and development expenses(b)	399	409	427
Amortization of intangible assets	60	64	69
Restructuring charges and certain acquisition-related costs	26	135	154
Interest expense, net of capitalized interest	113	31	36
Other (income)/deductions––net	(9)	(46)	48
Income before provision for taxes on income	690	710	394
Provision for taxes on income	187	274	146
Net income before allocation to noncontrolling interests	503	436	248
Net income/(loss) attributable to noncontrolling interests	(1)	—	3
Net income attributable to Zoetis	$504	$436	$245
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.01	$0.87	$0.49
Diluted	$1.01	$0.87	$0.49
Weighted-average common shares outstanding(c):
Basic	500.002	500.000	500.000
Diluted	500.317	500.000	500.000
Dividends declared per common share	0.267	—	—

(a)	Includes revenue and expenses from acquisitions from the acquisition date, see Note 3. Basis of Presentation and Note 5. Acquisitions, Divestitures and Certain Investments.

(b)	Exclusive of amortization of intangible assets, except as disclosed in Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

(c)
The weighted average shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2012 and 2011 was calculated using 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the initial public offering, which was completed on February 6, 2013. There were no Zoetis restricted stock units, deferred stock units, stock options or performance shares outstanding prior to the initial public offering.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
64 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011(a)
Net income before allocation to noncontrolling interests	$503	$436	$248
Other comprehensive income/(loss), net of tax and reclassification adjustments(b):
Foreign currency translation adjustments, net	(54)	(93)	4
Benefit plans: Actuarial gains/(losses), net	(2)	1	5
Total other comprehensive income/(loss), net of tax	(56)	(92)	9
Comprehensive income before allocation to noncontrolling interests	447	344	257
Comprehensive income/(loss) attributable to noncontrolling interests	(1)	—	3
Comprehensive income attributable to Zoetis	$448	$344	$254

(a)	Includes impacts from acquisitions from the acquisition date, see Note 3. Basis of Presentation and Note 5. Acquisitions, Divestitures and Certain Investments.

(b)
Presented net of reclassification adjustments and tax impacts, which are not significant in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the consolidated and combined statements of income.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
65 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2013(a)	2012(a)
Assets
Cash and cash equivalents	$610	$317
Accounts receivable, less allowance for doubtful accounts of $31 in 2013 and $49 in 2012	1,138	900
Inventories	1,293	1,345
Current deferred tax assets	97	101
Other current assets	219	201
Total current assets	3,357	2,864
Property, plant and equipment, less accumulated depreciation of $1,028 in 2013 and $1,011 in 2012	1,295	1,241
Goodwill	982	985
Identifiable intangible assets, less accumulated amortization	803	868
Noncurrent deferred tax assets	63	216
Other noncurrent assets	58	88
Total assets	$6,558	$6,262

Liabilities and Equity
Short-term borrowings, including current portion of allocated long-term debt in 2012	$15	$73
Accounts payable	506	319
Accrued compensation and related items	229	194
Income taxes payable	40	30
Dividends payable	36	—
Other current liabilities	589	507
Total current liabilities	1,415	1,123
Long-term debt, net of discount	3,642	—
Allocated long-term debt	—	509
Noncurrent deferred tax liabilities	322	323
Other taxes payable	49	159
Other noncurrent liabilities	168	107
Total liabilities	5,596	2,221
Commitments and contingencies
Business unit equity	—	4,183
Stockholders' equity:
Common stock, $0.01 par value: 5,000 authorized, 500 issued and outstanding	5	—
Additional paid-in capital	878	—
Retained earnings	276	—
Accumulated other comprehensive loss	(219)	(157)
Total Zoetis Inc. equity	940	4,026
Equity attributable to noncontrolling interests	22	15
Total equity	962	4,041
Total liabilities and equity	$6,558	$6,262
(a) The consolidated balance sheet as of December 31, 2013 has been prepared under a different basis of presentation than the combined balance sheet as of
December 31, 2012, which significantly impacts comparability. See Note 3. Basis of Presentation.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
66 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Zoetis
					Accumulated	Equity
	Business		Additional		Other	Attributable to
	Unit	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Equity(a)	Stock(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2010	$3,418	$—	$—	$—	$(74)	$—	$3,344
Comprehensive income	245	—	—	—	9	3	257
Share-based compensation expense	19	—	—	—	—	—	19
Investment in Jilin Pfizer Guoyuan Animal Health Co., Ltd.	—	—	—	—	—	16	16
Dividends declared and paid	(416)	—	—	—	—	—	(416)
Net transfers between Pfizer and noncontrolling interests	3	—	—	—	—	(3)	—
Net transfers—Pfizer(a)	516	—	—	—	—	—	516
Balance, December 31, 2011	$3,785	$—	$—	$—	$(65)	$16	$3,736
Comprehensive income	436	—	—	—	(92)	—	344
Share-based compensation expense	28	—	—	—	—	—	28
Dividends declared and paid	(63)	—	—	—	—	—	(63)
Net transfers between Pfizer and noncontrolling interests	1	—	—	—	—	(1)	—
Net transfers—Pfizer Inc.	(4)	—	—	—	—	—	(4)
Balance, December 31, 2012	$4,183	$—	$—	$—	$(157)	$15	$4,041
Comprehensive income	94	—	—	410	(56)	(1)	447
Share-based compensation expense	3	—	40	—	—	—	43
Net transfers—Pfizer Inc.	(271)	—	—	—	—	—	(271)
Separation adjustments(c)	414	—	29	—	(6)	8	445
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	2	—	—	—	2
Reclassification of net liability due to Pfizer Inc.(e)	(60)	—	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in
connection with the Separation(f)	—	—	(3,551)	—	—	—	(3,551)
Issuance of common stock to Pfizer Inc.
in connection with the Separation and
reclassification of Business Unit Equity(f)	(4,363)	5	4,358	—	—	—	—
Dividends declared	—	—	—	(134)	—	—	(134)
Balance, December 31, 2013	$—	$5	$878	$276	$(219)	$22	$962

(a)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— The Separation.

(b)	As of December 31, 2013, there were 500,007,428 outstanding shares of common stock.

(c)
For additional information, see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer—Adjustments Associated with the Separation.

(d)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 14. Benefit Plans.

(e)
Represents the reclassification of the Receivable from Pfizer Inc. and the Payable to Pfizer Inc. from Business Unit Equity as of the Separation date. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— The Separation.

(f)	Reflects the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— The Separation.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
67 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
Operating Activities
Net income before allocation to noncontrolling interests	$503	$436	$248
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	209	200	205
Share-based compensation expense	43	28	19
Asset write-offs and asset impairments	15	10	78
Deferred taxes	23	(74)	65
Employee benefit plan contribution from Pfizer Inc.	2	—	—
Other non-cash adjustments	(10)	3	(1)
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.
Accounts receivable	(99)	(65)	(85)
Inventories	(104)	(318)	40
Other assets	(24)	(5)	11
Accounts payable	(82)	96	(16)
Other liabilities	196	62	(15)
Other tax accounts, net	9	81	(52)
Net cash provided by operating activities	681	454	497
Investing Activities
Purchases of property, plant and equipment	(184)	(126)	(135)
Net proceeds from sales of assets	9	3	34
Acquisitions, net of cash acquired	(4)	—	(345)
Other investing activities	—	(12)	(3)
Net cash used in investing activities	(179)	(135)	(449)
Financing Activities
Allocated principal payments on long-term debt	—	—	(143)
Increase in short-term borrowings, net	16	—	—
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	2,625	—	—
Consideration paid to Pfizer Inc. in connection with the Separation(a)	(2,559)	—	—
Cash dividends paid(b)	(98)	(63)	(416)
Other net financing activities with Pfizer Inc.	(184)	(15)	529
Net cash used in financing activities	(200)	(78)	(30)
Effect of exchange-rate changes on cash and cash equivalents	(9)	(3)	(2)
Net increase in cash and cash equivalents	293	238	16
Cash and cash equivalents at beginning of period	317	79	63
Cash and cash equivalents at end of period	$610	$317	$79

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$134	$276	$142
Interest, net of capitalized interest	60	31	37
Non-cash transactions:
Contingent purchase price consideration	$3	$—	$—
Dividends declared, not paid	36	—	—
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(c)	992	—	—

(a)
Reflects the Separation transaction. Amount is net of the non-cash portion. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(b)	For the twelve months ended December 31, 2012 and December 31, 2011, reflects payments to other non-Zoetis Pfizer Inc. entities.

(c)
Reflects the non-cash portion of the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
68 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.    Business Description
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

B.	Adjustments Associated with the Separation
In connection with the Separation, certain animal health assets and liabilities included in the pre-Separation balance sheet were retained by Pfizer and certain non-animal health assets and liabilities (not included in the pre-Separation balance sheet) were transferred to Zoetis. The adjustments to the historical balance sheet of Zoetis (collectively, the Separation Adjustments) representing approximately $445 million of net liabilities retained by Pfizer, were primarily related to the following:

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

•	The addition of net defined benefit plan liabilities (approximately $21 million) and deferred compensation liabilities (approximately $4 million);

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

•
The addition of net receivables from Pfizer (approximately $5 million) associated with certain foreign taxes directly resulting from certain aspects of the Separation that were the responsibility of Pfizer under the terms of the tax matters agreement, see Note 8B. Tax Matters— Tax Matters Agreement;

69 |

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

•	The addition of net benefit plan liabilities (approximately $21 million) associated with certain international plans that will be transferred from Pfizer to Zoetis in 2014. See Note 12. Benefit Plans.
The Separation Adjustment associated with Accumulated Other Comprehensive Income reflects the accumulated currency translation adjustment based on the actual legal entity structure of Zoetis.

C.	Senior Notes Offering
In connection with the Separation, on January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes in a private placement, with an original issue discount of $10 million. For additional information, see Note 10A. Financial Instruments— Debt.

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
In connection with the IPO, we entered into certain agreements that provide a framework for an ongoing relationship with Pfizer. For additional information, see Note 17B. Transactions and Agreements with Pfizer— Agreements with Pfizer.

E.	Exchange Offer
On May 22, 2013, Pfizer announced an exchange offer (the Exchange Offer) whereby Pfizer shareholders could exchange a portion of Pfizer common stock for Zoetis common stock. The Exchange Offer was completed on June 24, 2013, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis.

3.	Basis of Presentation
The consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For subsidiaries operating outside the United States, the consolidated and combined financial information is included as of and for the fiscal year ended November 30 for each year presented. All significant intercompany balances and transactions between the legal entities that comprise Zoetis have been eliminated. For the years ended December 31, 2012 and 2011, balances due to or due from Pfizer have been presented as a component of Business unit equity. For those subsidiaries included in these consolidated and combined financial statements where our ownership is less than 100%, the minority interests have been shown in equity as Equity attributable to noncontrolling interests.
On January 31, 2011 (the acquisition date), Pfizer completed the tender offer for the outstanding shares of common stock of King Pharmaceuticals, Inc. (King), including the King Animal Health business (KAH), and acquired approximately 92.5% of King’s outstanding shares. On February 28, 2011, Pfizer acquired all of the remaining shares of King. Commencing from the acquisition date, our combined financial statements include the assets, liabilities, operations and cash flows associated with KAH. As a result, and in accordance with our domestic and international reporting periods, our combined financial statements for the year ended December 31, 2011 reflect approximately eleven months of the U.S. operations of KAH and approximately ten months of the international operations of KAH. For additional information, see Note 5A. Acquisitions, Divestitures and Certain Investments—Acquisition of King Animal Health.

A.	Basis of Presentation Prior to the Separation
Prior to the Separation, the combined financial statements were derived from the consolidated financial statements and accounting records of Pfizer and included allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. The pre-Separation financial statements and activities do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent public company during the periods presented.

•
The combined statements of income for the years ended December 31, 2012 and 2011, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, include allocations from certain support functions (Enabling Functions) that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

Costs associated with business technology, facilities and human resources were allocated primarily using proportional allocation methods and, for legal and finance, primarily using specific identification. In all cases, for support function costs where proportional

70 |

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

•
The combined statements of income for the years ended December 31, 2012 and 2011, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, include allocations of certain manufacturing and supply costs incurred by manufacturing plants that are shared with other Pfizer business units. These costs may include manufacturing variances and changes in the standard costs of inventory, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The combined statements of income for the years ended December 31, 2012 and 2011, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, also include allocations from Pfizer for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The combined statements of income for the years ended December 31, 2012 and 2011, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, include an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 15. Share-Based Payments.

•
The combined balance sheets as of December 31, 2012 and 2011 reflects all of the assets and liabilities of Pfizer that are either specifically identifiable or are directly attributable to Zoetis and its operations. For benefit plans, the combined balance sheet only includes the assets and liabilities of benefit plans dedicated to animal health employees. For debt, see below.

•
The combined balance sheets as of December 31, 2012 and 2011 includes an allocation of long-term debt from Pfizer that was issued to partially finance the acquisition of Wyeth (including Fort Dodge Animal Health (FDAH)). The debt and associated interest-related expenses, including the effect of hedging activities, have been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth. No other allocations of debt have been made as none are specifically related to our operations.

The allocated expenses from Pfizer include the items noted below for the pre-Separation period in 2013 and years ended December 31, 2012 and 2011.

•
Enabling Functions operating expenses––$11 million, $310 million and $335 million in 2013, 2012 and 2011, respectively ($1 million and $3 million in 2012 and 2011, respectively, in Cost of sales; $11 million, $254 million and $268 million in 2013, 2012, and 2011, respectively, in Selling, general and administrative expenses; and $55 million and $64 million in 2012 and 2011, respectively, in Research and development expenses).

•	PGS manufacturing costs—approximately $25 million and $34 million in 2012 and 2011, respectively (in Cost of sales).

•	Restructuring charges and certain acquisition-related costs—$57 million and $70 million in 2012 and 2011, respectively (in Restructuring charges and certain acquisition-related costs).

•
Other costs associated with cost reduction/productivity initiatives—additional depreciation associated with asset restructuring—$2 million, $13 million and $20 million in 2013, 2012, and 2011, respectively ($2 million, $4 million and $1 million in 2013, 2012 and 2011, respectively, in Selling, general and administrative expenses and $9 million and $19 million in 2012 and 2011, respectively, in Research and development expenses).

•
Other costs associated with cost reduction/productivity initiatives—implementation costs—$1 million and $9 million in 2013 and 2012, respectively ($1 million and $8 million in 2013 and 2012, respectively, in Selling, general and administrative expenses and $1 million in 2012 in Research and development expenses).

•
Share-based compensation expense—approximately $3 million, $33 million and $25 million in 2013, 2012, and 2011, respectively ($1 million, $7 million and $5 million in 2013, 2012 and 2011, respectively, in Cost of sales; $2 million, $21 million and $16 million in 2013, 2012 and 2011, respectively, in Selling, general and administrative expenses; and $5 million and $4 million in 2012 and 2011, respectively, in Research and development expenses).

•	Transaction costs—approximately $2 million in 2011 (in Restructuring charges and certain acquisition-related costs).

71 |

•
Compensation-related expenses—approximately $1 million, $12 million and $6 million 2013, 2012 and 2011, respectively ($5 million and $2 million in 2012 and 2011, respectively, in Cost of sales; $1 million, $5 million and $3 million in 2013, 2012 and 2011, respectively, in Selling, general and administrative expenses; and $2 million and $1 million in 2012 and 2011, respectively, in Research and development expenses).

•	Interest expense—approximately $2 million, $31 million and $36 million in 2013, 2012 and 2011, respectively.
The income tax provision in the combined statement of income for the periods prior to the Separation was calculated as if Zoetis filed a separate return.
Management believes that the allocations are a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the combined statements of income for the years ended December 31, 2012 and 2011 and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013 reflect all of the costs of the animal health business of Pfizer.
Prior to the Separation, we participated in Pfizer's centralized cash management system and generally all excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded as needed by Pfizer. We had also participated in Pfizer's centralized hedging and offsetting programs. As such, in the combined statements of income for the years ended December 31, 2012 and 2011, we include the impact of Pfizer's derivative financial instruments used for offsetting changes in foreign currency rates, net of the related foreign exchange gains and losses for the portion that is deemed to be associated with the animal health operations. Such gains and losses were not material to the combined financial statements for the periods presented.
All balances and transactions among Zoetis and Pfizer and its subsidiaries, which can include dividends as well as other activities, are shown in Business unit equity in the combined balance sheets for the years ended December 31, 2012 and 2011. As the books and records of Zoetis were not kept on a separate company basis, the determination of the average net balance due to or from Pfizer is not practicable.

B.	Basis of Presentation After the Separation
The consolidated financial statements as of and for the year ended December 31, 2013 comprise the following: (i) the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to the operations of the animal health business; and (ii) the amounts for the period after the Separation, which reflect the results of operations, comprehensive income, financial position, equity and cash flows resulting from our operation as an independent public company.
The income tax provision prepared after the Separation is based on the actual legal entity structure of Zoetis, with certain accommodations pursuant to a tax matters agreement. For additional information, see Note 19B. Transactions and Agreements with Pfizer— Agreements with Pfizer.
4.    Significant Accounting Policies
New Accounting Standards
In 2013, we adopted guidance issued by the Financial Accounting Standards Board that simplifies how an entity tests indefinite-lived intangibles for impairment. The amended guidance allows companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The adoption of this guidance had no impact on our financial position and results of operations.
Estimates and Assumptions
In preparing the consolidated and combined financial statements, we use certain estimates and assumptions that affect reported amounts and disclosures, including amounts recorded in connection with acquisitions. These estimates and underlying assumptions can impact all elements of our consolidated and combined financial statements. For example, in the consolidated and combined statements of income, in addition to estimates used in determining the allocations of costs and expenses from Pfizer, estimates are used when accounting for deductions from revenue (such as rebates, sales allowances, product returns and discounts), determining cost of sales, allocating cost in the form of depreciation and amortization, and estimating restructuring charges and the impact of contingencies. On the consolidated and combined balance sheets, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable, benefit obligations, the impact of contingencies, deductions from revenue and restructuring reserves, all of which also impact the consolidated and combined statements of income.
Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable but that can be inherently uncertain and unpredictable. If our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.
As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. We are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in competition, litigation, legislation and regulations. We regularly evaluate our estimates and assumptions using historical experience and expectations about the future. We adjust our estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our consolidated and combined financial statements on a prospective basis unless they are required to be treated retrospectively under relevant

72 |

accounting standards. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
Acquisitions
Our consolidated and combined financial statements include the operations of acquired businesses from the date of acquisition. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business as defined in U.S. GAAP, no goodwill is recognized.
Amounts recorded for acquisitions can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Foreign Currency Translation
For most of our international operations, local currencies have been determined to be the functional currencies. We translate functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect at the balance sheet date and we translate functional currency income and expense amounts to their U.S. dollar equivalents at average exchange rates for the period. The U.S. dollar effects that arise from changing translation rates are recorded in Other comprehensive income/(loss), net of tax. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded in Other (income)/deductions––net. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
Revenue, Deductions from Revenue and the Allowance for Doubtful Accounts
We record revenue from product sales when the goods are shipped and title and risk of loss passes to the customer. At the time of sale, we also record estimates for a variety of deductions from revenue, such as rebates, sales allowances, product returns and discounts. Sales deductions are estimated and recorded at the time that related revenue is recorded except for sales incentives, which are estimated and recorded at the time the related revenue is recorded or when the incentive is offered, whichever is later. As applicable, our estimates are generally based on contractual terms or historical experience, adjusted as necessary to reflect our expectations about the future. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from Revenue.
As of December 31, 2013 and 2012, accruals for sales deductions included in Other current liabilities are approximately $153 million and $126 million, respectively.
We also record estimates for bad debts. We periodically assess the adequacy of the allowance for doubtful accounts by evaluating the collectability of outstanding receivables based on factors such as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
Amounts recorded for sales deductions and bad debts can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $143 million in 2013, $141 million in 2012 and $134 million in 2011.
Shipping and handling costs totaled approximately $60 million in 2013, $59 million in 2012 and $66 million in 2011.
Research and Development Expenses
Research and development (R&D) costs are expensed as incurred. Research is the effort associated with the discovery of new knowledge that will be useful in developing a new product or in significantly improving an existing product. Development is the implementation of the research findings. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval in a major market, we record any milestone payments in Identifiable intangible assets, less accumulated amortization and, unless the assets are determined to have an indefinite life, we amortize them on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

73 |

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

•
For indefinite-lived identifiable intangible assets, such as brands and IPR&D assets, we test for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. We record an impairment loss, if any, for the excess of book value over fair value. In addition, in all cases of an impairment review other than for IPR&D assets, we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate.

•
For goodwill, we test for impairment on at least an annual basis, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. We performed a qualitative assessment, as of September 29, 2013, to determine whether it is more likely than not that the respective fair values of our reporting units are less than their carrying amounts, including goodwill. Based on that assessment, we determined that this condition does not exist for all reporting units and concluded that goodwill was not impaired.

Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of 5 to 10 years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $35 million and $3 million of internal-use software for the years ended December 31, 2013 and 2012, respectively. Depreciation expense for capitalized software was $2 million per year in 2013, 2012 and 2011.
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

74 |

integration costs are expensed as incurred. Termination costs are a significant component of restructuring charges and are generally recorded when the actions are probable and estimable.
Amounts recorded for restructuring charges and other associated costs can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Earnings per Share
The weighted average common shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2012 and 2011 was calculated using an aggregate of 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO. There were no Zoetis restricted stock units, stock options or performance shares outstanding prior to the IPO.
Cash Equivalents
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and time deposits with maturity periods of three months or less when purchased.
Significant investing activities that affect recognized property, plant and equipment, but that do not result in cash receipts or cash payments in the period are not included in the consolidated and combined statements of cash flows.  Purchases of property, plant and equipment in Other current liabilities or Accounts payable at December 31, 2013 and 2012 were $16 million and $14 million, respectively, and were insignificant at December 31, 2011.
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
A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2013 and 2012, Accounts receivable, less allowance for doubtful accounts, of $1,138 million and $900 million, respectively, includes approximately $65 million and $43 million of other receivables, such as trade notes receivable and royalty receivables, among others.
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
We account for income tax contingencies using a benefit recognition model. If we consider that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. Under the benefit recognition model, if the initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law, analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income

75 |

tax filings, statute of limitations expirations, changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard. Liabilities associated with uncertain tax positions are classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, are recorded in Provision for taxes on income and are classified on our consolidated and combined balance sheet with the related tax liability.
Amounts recorded for valuation allowances and income tax contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Generally, most of our employees were eligible to participate in Pfizer’s pension plans. The combined statements of income for the years ended December 31, 2012 and 2011 and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, included all of the benefit plan expenses attributable to the animal health operations of Pfizer, including expenses associated with pension plans, postretirement plans and defined contribution plans. The expenses included allocations of direct expenses, as well as expenses that were deemed attributable to the animal health operations. The combined balance sheet as of December 31, 2012 included the benefit plan assets and liabilities of only those plans that were dedicated to animal health employees. The consolidated balance sheet as of December 31, 2013 includes those dedicated plans, as well as the benefit plan assets and liabilities that were transferred to Zoetis from Pfizer as part of the Separation. All dedicated benefit plans are pension plans.
For the dedicated plans, we recognize the overfunded or underfunded status of defined benefit plans as an asset or liability on the consolidated and combined balance sheets and the obligations generally are measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. Pension obligations may include assumptions such as long-term rate of return on plan assets, expected employee turnover, participant mortality, and future compensation levels. Plan assets are measured at fair value. Net periodic benefit costs are recognized, as required, into Cost of sales, Selling, general and administrative expenses and Research and development expenses, as appropriate.
Amounts recorded for benefit plans can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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
As of December 31, 2013 and 2012, accruals for direct asset retirement obligations included in Other current liabilities are $0.1 million and $0.2 million, respectively, and included in Other noncurrent liabilities are $12 million and $15 million, respectively.
Amounts recorded for asset retirement obligations can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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
Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Share-Based Payments
Our compensation programs can include share-based payment plans. All grants under share-based payment programs are accounted for at fair value and such amounts generally are amortized on a straight-line basis over the vesting term to Cost of sales, Selling, general and administrative expenses, and Research and development expenses, as appropriate.
Amounts recorded for share-based compensation can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.

76 |

Business Unit Equity
Total business unit equity represents Pfizer’s equity investment in Zoetis and the net amounts due to or due from Pfizer. Recorded amounts reflect capital contributions and/or dividends, as well as the results of operations and other comprehensive income/(loss) for periods prior to the IPO.
Reclassifications
Interest expense, net of capitalized interest previously presented as a component of Other (income)/deductions, net, is currently presented separately in the consolidated and combined statements of income.
5.    Acquisitions, Divestitures and Certain Investments
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
In 2011, from the acquisition date of January 31, 2011, KAH contributed $329 million in revenue. We are unable to provide the results of operations attributable to KAH as those operations were substantially integrated by mid-2011.
B. Divestitures
On October 15, 2009, Pfizer acquired all the outstanding equity of Wyeth, including FDAH. In connection with the regulatory approval process of that acquisition, we were required to divest certain animal health assets:

•
In 2010, we sold certain animal health products in Europe, including intellectual property rights exclusive to Europe as well as a manufacturing facility and finished goods inventory. The product portfolio was composed of both livestock and companion animal products from both legacy Wyeth and legacy Pfizer. In connection with this divestiture, we entered into transitional manufacturing service agreements with the buyer, which included certain purchasing and investment commitments related to the divested manufacturing facility. The incremental charges associated with these commitments were included in Cost of sales ($20 million in 2011) and Other (income)/deductions—net ($7 million in 2011).

•
In mid-2013, and as a result of a government-mandated sale, we sold certain product rights acquired from legacy Wyeth in Brazil. The proceeds from the sale were approximately $6 million, net of transactions costs, and we recognized a $6 million gain in Other (income)/deductions––net on the sale.

All of the divestiture transactions required transitional supply and service agreements, including technology transfers, where necessary and appropriate, as well as other customary ancillary agreements.
C. Certain Investments
Formation of Jilin Pfizer Guoyuan Animal Health Co., Ltd.
In October 2011, Pfizer and Jilin Guoyuan Animal Health Company, Ltd. created a new company, Jilin Pfizer Guoyuan Animal Health Co., Ltd. (Jilin), which will focus on swine vaccine development and commercialization in China. In exchange for payments of approximately $14 million, we acquired a 45% equity interest in Jilin. We have determined that Jilin is a variable interest entity and that Zoetis is the primary beneficiary of Jilin since Zoetis (i) has the power to direct the activities of Jilin that most significantly impact Jilin’s economic performance, (ii) has the right to appoint the majority of the Board of Directors and (iii) has the obligation to absorb losses of Jilin that could potentially be significant to Jilin and the right to receive benefits from Jilin that could potentially be significant to Jilin. As such, since the formation of Jilin, we have included all of the operating results, assets, liabilities and cash flows of Jilin in our consolidated and combined financial statements. The 55% interest held by Jilin Guoyuan Animal Health Company is reflected in our consolidated and combined balance sheet as a noncontrolling interest. In connection with this investment, we recorded approximately $3 million in Identifiable intangible assets, consisting of a manufacturing license and an industrial land-use right in China, and approximately $10 million in Goodwill.

6.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
We incurred significant costs in connection with Pfizer’s cost-reduction initiatives (several programs initiated since 2005), and the acquisitions of FDAH on October 15, 2009 and KAH on January 31, 2011.
For example:

•
in connection with the cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

77 |

•
in connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the consolidated company, which may include charges related to employees, assets and activities that will not continue in the consolidated company.

All operating functions can be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as functions such as business technology, shared services and corporate operations.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$21	$26	$30
Restructuring charges (benefits)(b):
Employee termination costs	(23)	49	53
Accelerated depreciation	5	—	—
Asset impairment charges	19	4	—
Exit costs	4	(1)	1
Total direct	26	78	84
Transaction costs(c)	—	—	2
Integration costs(a)	—	21	41
Restructuring charges(b):
Employee termination costs	—	19	20
Asset impairment charges	—	10	7
Exit costs	—	7	—
Total allocated	—	57	70
Total Restructuring charges and certain acquisition-related costs	26	135	154

Other costs associated with cost-reduction/productivity initiatives:
Additional depreciation associated with asset restructuring––direct(d)	1	11	9
Additional depreciation associated with asset restructuring––allocated(d)	2	13	20
Implementation costs––direct(e)	—	—	3
Implementation costs––allocated(e)	1	9	—
Total costs associated with restructuring, acquisitions and cost-reduction/productivity initiatives	$30	$168	$186

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges (benefits) for the year ended December 31, 2013 are primarily related to the following:

•
When we were a business unit of Pfizer, we announced a restructuring plan related to our operations in Europe. In connection with these actions, we recorded a pre-tax charge of $27 million to recognize employee termination costs. As a result of becoming an independent public company (no longer being a majority-owned subsidiary of Pfizer) and related economic consideration, we revisited this restructuring action and decided to no longer implement this restructuring plan. As such, we reversed the existing reserve of $27 million in the second quarter of 2013.

•	We recorded asset impairment charges related to one of our manufacturing facilities of $17 million.

•
We recorded restructuring charges related to the exiting of certain leased manufacturing and research facilities and recorded employee termination expenses of $2 million, exit costs of $4 million, and accelerated depreciation of $5 million.

The direct restructuring charges (benefits) are associated with the following:

•	For the year ended December 31, 2013––EuAfME ($4 million), CLAR ($4 million) and manufacturing/research/corporate ($3 million income).

•	For the year ended December 31, 2012—EuAfME ($51 million), CLAR ($3 million), APAC ($1 million income) and manufacturing/research/corporate ($1 million income).

•	For the year ended December 31, 2011––U.S. ($2 million), EuAfME ($33 million), CLAR ($2 million), APAC ($2 million income) and manufacturing/research/corporate ($19 million).

(c)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(d)
Additional depreciation associated with asset restructuring represents the impact of changes in the estimated lives of assets involved in restructuring actions. In 2013, included in Cost of sales ($1 million) and Selling, general and administrative expenses ($2 million). For 2012, included in Cost of sales ($10 million), Selling, general and administrative expenses ($5 million) and Research and development expenses ($9 million). For 2011, included in Cost of sales ($6 million), Selling, general and administrative expenses ($4 million) and Research and development expenses ($19 million).

(e)
Implementation costs—allocated represent external, incremental costs directly related to implementing cost reduction/productivity initiatives, and primarily include expenditures related to system and process standardization and the expansion of shared services. Included in Selling, general and administrative expenses.

78 |

The components of and changes in our direct restructuring accruals follow:

	Employee	Asset
	Termination	Impairment	Accelerated	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Depreciation	Costs	Accrual
Balance, December 31, 2010	$90	$—	$—	$11	$101
Provision/(Benefit)	53	—	—	1	54
Utilization and other(a)	(73)	—	—	(1)	(74)
Balance, December 31, 2011	70	—	—	11	81
Provision/(Benefit)	49	4	—	(1)	52
Utilization and other(a)	(51)	(4)	—	(4)	(59)
Balance, December 31, 2012(b)	68	—	—	6	74
Provision/(Benefit)	(23)	19	5	4	5
Utilization and other(a)	(16)	—		(4)	(20)
Non-cash activity	—	(19)	(5)	—	(24)
Separation adjustment(c)	(14)	—	—	—	(14)
Balance, December 31, 2013(b)	$15	$—	$—	$6	$21

(a)	Includes adjustments for foreign currency translation.

(b)	At December 31, 2013 and 2012, included in Other current liabilities ($13 million and $63 million, respectively) and Other noncurrent liabilities ($8 million and $11 million, respectively).

(c)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation.

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
Royalty-related income	$(23)	$(32)	$(26)
Identifiable intangible asset impairment charges(a)	1	5	69
Net gain on sale of assets(b)	(6)	—	—
Certain legal matters, net(c)	1	(19)	—
Foreign currency (gain)/loss(d)	20	—	(1)
Other, net	(2)	—	6
Other (income)/deductions—net	$(9)	$(46)	$48

(a)
In 2012, the intangible asset impairment charges include (i) approximately $2 million of finite-lived companion animal developed technology rights; (ii) approximately $1 million of finite-lived trademarks related to genetic testing services; and (iii) approximately $2 million of finite-lived patents related to poultry technology. The asset impairment charges for 2012 reflect, among other things, loss of revenue as a result of negative market conditions and, with respect to the poultry technology, a re-assessment of economic viability. In 2011, the asset impairment charges include (i) approximately $30 million of finite-lived intangible assets related to parasiticides technology as a result of declining gross margins and increased competition; (ii) approximately $12 million of finite-lived intangible assets related to equine influenza and tetanus technology due to third-party supply issues; (iii) approximately $10 million of finite-lived intangible assets related to genetic testing services that did not find consumer acceptance; and (iv) approximately $17 million related to IPR&D projects (acquired from Vetnex in 2010 and from FDAH in 2009), as a result of the termination of the development programs due to a re-assessment of economic viability.

(b)	For 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

(c)
For 2012, represents income from a favorable legal settlement related to an intellectual property matter ($14 million) and a change in estimate for an environmental-related reserve due to a favorable settlement ($7 million income) partially offset by litigation-related charges ($2 million).

(d)
For 2013, includes a foreign currency loss of $9 million incurred in the first quarter of 2013 related to the Venezuela currency devaluation in February 2013 and other foreign currency losses in the fourth quarter of 2013 primarily related to Argentina.

8.	Tax Matters
A. Taxes on Income
As of the Separation date, we operate under a new standalone legal entity structure. In connection with the Separation, adjustments have been made to the income tax accounts. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation.
For the periods prior to the Separation presented in the combined financial statements, Zoetis did not generally file separate tax returns since Zoetis was generally included in the tax grouping of other Pfizer entities within the respective entity’s tax jurisdiction. The income tax provision included in these combined financial statements has been calculated using the separate return basis, as if Zoetis filed a separate tax return.

79 |

The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
United States	$238	$340	$(239)
International	452	370	633
Income before provision for taxes on income(a)(b)	$690	$710	$394
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
United States:
Current income taxes:
Federal	$63	$132	$(3)
State and local	12	5	(1)
Deferred income taxes:
Federal	10	(7)	(19)
State and local	2	11	(3)
Total U.S. tax provision/(benefit)	87	141	(26)
International:
Current income taxes	89	211	85
Deferred income taxes	11	(78)	87
Total international tax provision	100	133	172
Provision for taxes on income(a)(b)(c)	$187	$274	$146

(a)	In 2013, the Provision for taxes on income reflects the following:

•
U.S. tax expense of approximately $3 million as a result of providing U.S. deferred income taxes on certain current-year income earned outside the United States that will not be indefinitely reinvested overseas (see C. Deferred Taxes);

•	U.S. tax benefit related to U.S. Research and Development Tax Credit which was retroactively extended on January 3, 2013, and the U.S. Domestic Production Activities deduction;

•	Tax expense of approximately $25 million related to the establishment of valuation allowance; and

•	Tax cost related to changes in uncertain tax positions (see D. Tax Contingencies).

(b)	In 2012, the Provision for taxes on income reflects the following:

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

•
U.S. tax expense of approximately $9 million as a result of providing U.S. deferred income taxes on certain current-year income earned outside the United States that will not be indefinitely reinvested overseas (see C. Deferred Taxes);

•	The expiration of the U.S. Research and Development Tax Credit on December 31, 2011; and

•	Tax cost related to changes in uncertain tax positions (see D. Tax Contingencies).

(c)	In 2011, the Provision for taxes on income reflects the following:

•
U.S. tax expense of approximately $9 million as a result of providing U.S. deferred income taxes on certain current-year income earned outside of the United States that will not be indefinitely reinvested overseas; and

•
U.S. tax benefits of approximately $9.5 million, representing tax and interest, resulting from the tax benefit recorded in connection with the settlement of certain audits with the U.S. Internal Revenue Service.

Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2013	2012	2011
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefits	1.0	1.7	(0.2)
Taxation of non-U.S. operations(a)(b)(c)	(6.7)	5.6	2.7
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(d)	1.1	(4.1)	(2.4)
U.S. healthcare legislation(e)	—	(0.4)	0.3
U.S. Research and Development Tax Credit and U.S. Domestic Production Activities deduction(f)	(1.2)	(0.3)	(2.3)
Non-deductible / non-taxable items(g)	0.5	0.8	2.1
All other—net	(2.6)	0.3	1.9
Effective tax rate	27.1%	38.6%	37.1%

80 |

(a)
For taxation of non-U.S. operations, this rate impact reflects the income tax rates and relative earnings in the locations where we do business outside of the United States, together with the cost of repatriation decisions, as well as changes in uncertain tax positions not included in the reconciling item called “Unrecognized tax benefits and tax settlements and resolution of certain tax positions”: (i) the jurisdictional mix of earnings is a component of our effective tax rate each year as tax rates outside of the U.S. are generally lower than the U.S. statutory income tax rate. The rate impact of the jurisdictional mix of earnings is influenced by the specific location of non-U.S. earnings and the level of such earnings as compared to our total earnings. This rate impact is then offset or more than offset by the cost of repatriation decisions and other U.S. tax implications of our foreign operations, which may significantly impact the taxation of non-U.S. operations; and (ii) the impact of changes in uncertain tax positions not included in the reconciling item called “Unrecognized tax benefits and tax settlements and resolution of certain tax positions” is a component of our effective tax rate each year that can result in either an increase or decrease to our effective tax rate. The jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, can vary as a result of the repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges, asset impairments and gains and losses on asset divestitures.

(b)
The rate impact of taxation of non-U.S. operations was a decrease to our effective tax rate in 2013 due to (i) the jurisdictional mix of earnings as tax rates outside of the United States are generally lower than the U.S. statutory income tax rate; and (ii) incentive tax rulings in Belgium effective December 1, 2012 and in Singapore effective October 29, 2012. The rate impact of taxation of non-U.S. operations was an increase to our effective tax rate in 2012 and 2011 due to (i) the cost of repatriation decisions and other U.S. tax implications that more than offset the impact of the generally lower tax rates outside of the United States; (ii) the tax impact of non-deductible items in those jurisdictions; and (iii) the tax impact of changes in uncertain tax positions related to our non-U.S. operations.

(c)
In 2013, the impact to the rate due to increases in uncertain tax positions was more than offset by the jurisdictional mix of earnings and other U.S. tax implications of our foreign operations described in the above footnotes. The increase in the rate in 2012 as compared to 2011 is primarily due to increases in uncertain tax positions (see D. Tax Contingencies, for current and prior period increases to uncertain tax positions), of which a significant portion relates to our non-U.S. operations.

(d)	For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see A. Taxes on Income and D. Tax Contingencies.

(e)
The decrease in the rate in 2012 primarily relates to the tax benefit recorded in connection with the establishment of deferred income tax assets related to the Medicare Part D subsidy for retiree prescription drug coverage.

(f)
In 2013, the decrease in the rate was due to the benefit associated with the U.S. Research and Development Tax Credit. In 2012, no benefit from the U.S. Research and Development Tax Credit was reflected as the credit expired on December 31, 2011 and was not extended until January 2013. In all years, we received a benefit from the U.S. Domestic Production Activities deduction.

(g)	Non-deductible items include meals and entertainment expenses.

B.	Tax Matters Agreement
In connection with the Separation, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For additional information, see below and Note 17B. Transactions and Agreements with Pfizer—Agreements with Pfizer.
In connection with this agreement and the Separation, the activity in our income tax accounts reflects Separation Adjustments, including significant adjustments to the deferred income tax asset and liability accounts and the tax liabilities associated with uncertain tax positions. For additional information, see below and Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer—Adjustments Associated with the Separation.
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

81 |

C. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	December 31,
	2013	2012
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$59	$69
Inventories	29	9
Intangibles	(111)	(187)
Property, plant and equipment	(92)	(61)
Employee benefits	11	54
Restructuring and other charges	4	27
Legal and product liability reserves	13	20
Net operating loss/credit carryforwards	30	219
Unremitted earnings	(3)	(86)
All other	(10)	(3)
Subtotal	(70)	61
Valuation allowance	(107)	(69)
Net deferred tax liability(a)(b)	$(177)	$(8)

(a)
2013 vs. 2012-The significant increase in the total net deferred tax liability from December 31, 2012 to December 31, 2013 is primarily attributable to the Separation Adjustments, predominantly related to deferred tax assets associated with net operating loss/credit carryforwards and deferred tax liabilities associated with unremitted earnings that were retained by Pfizer, partially offset by an increase in valuation allowances representing the amounts determined to be unrecoverable. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation.

(b)
In 2013, included in Current deferred tax assets ($97 million), Noncurrent deferred tax assets ($63 million), Other current liabilities ($15 million) and Noncurrent deferred tax liabilities ($322 million). In 2012, included in Current deferred tax assets ($101 million), Noncurrent deferred tax assets ($216 million), Other current liabilities ($2 million) and Noncurrent deferred tax liabilities ($323 million).

We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2014 to 2033.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2013, a valuation allowance of $107 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non U.S. subsidiaries. As of December 31, 2013, the cumulative amount of such undistributed earnings was $1.2 billion, for which we have not provided U.S. federal income and foreign withholding taxes. As these earnings are intended to be indefinitely reinvested overseas, as of December 31, 2013, we cannot predict the time or manner of such potential repatriation. As such, it is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of its hypothetical calculation.
D. Tax Contingencies
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
For a description of our accounting policies associated with accounting for income tax contingencies, see Note 4. Significant Accounting Policies—Deferred Tax Assets and Liabilities and Income Tax Contingencies. For a description of the risks associated with estimates and assumptions, see Note 4. Significant Accounting Policies—Estimates and Assumptions.

82 |

Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2013 and 2012, we had approximately $44 million and $112 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest:

•
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2013 and 2012, we had approximately $1 million and $32 million, respectively, in assets associated with uncertain tax positions recorded in Other noncurrent assets.

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

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2013	2012	2011
Balance, January 1	$(144)	$(114)	$(93)
Adjustments associated with the Separation(a)	115	—	—
Acquisitions(b)	—	—	(19)
Increases based on tax positions taken during a prior period(c)	(2)	(2)	—
Decreases based on tax positions taken during a prior period(c)(d)	—	40	1
Decreases based on cash payments for a prior period	1	3	7
Increases based on tax positions taken during the current period(c)	(16)	(73)	(10)
Decreases based on tax positions taken during the current period	—	—	—
Lapse in statute of limitations	1	2	—
Balance, December 31(e)	$(45)	$(144)	$(114)

(a)
The significant decrease in the total gross unrecognized tax benefits from December 31, 2012 to December 31, 2013 is primarily attributable to the elimination of net tax liabilities associated with uncertain tax positions that were retained by Pfizer. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation.

(b)	The amount in 2011 primarily relates to the acquisition of KAH.

(c)	Primarily included in Provision for taxes on income.

(d)	In all years, the decreases are primarily a result of effectively settling certain issues with the U.S. and non-U.S. tax authorities. See A. Tax Matters—Taxes on Income.

(e)
In 2013, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($39 million). In 2012, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($138 million).

•
Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our consolidated and combined statements of income. In 2013, we recorded a net interest expense of $3 million; in 2012, we recorded a net interest expense of $1 million; and in 2011, interest expense was de minimis. Gross accrued interest totaled $11 million and $17 million as of December 31, 2013 and 2012, respectively, and were included in Other taxes payable. Accrued penalties are not significant.

Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the United States including various states, and foreign jurisdictions. The United States is one of our major tax jurisdictions. The 2013 tax year is our only open audit year for U.S. Federal tax purposes (see B. Tax Matters Agreement for years prior to 2013). With respect to the United States, state tax years 2006-2011 are currently under audit.
In addition to the open audit years in the United States, we have open audit years in other major foreign tax jurisdictions, such as Canada (2009-2013), Asia-Pacific (2008-2013 primarily reflecting Australia, Japan, and Korea), Europe (2009-2013, primarily reflecting the United Kingdom, France, Italy, Spain and Germany) and Latin America (2005-2013, primarily reflecting Brazil and Mexico).
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

83 |

9.	Accumulated Other Comprehensive Loss
Changes, net of tax, in accumulated other comprehensive loss follow:

	Currency Translation		Accumulated
	Adjustment	Benefit Plans	Other
	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Losses	Gains/(Losses)	Loss
Balance, December 31, 2010	$(63)	$(11)	$(74)
Other comprehensive loss, net of tax	4	5	9
Balance, December 31, 2011	(59)	(6)	(65)
Other comprehensive loss, net of tax	(93)	1	(92)
Balance, December 31, 2012	(152)	(5)	(157)
Other comprehensive loss, net of tax	(54)	(2)	(56)
Separation adjustments(a)	(6)	—	(6)
Balance, December 31, 2013	$(212)	$(7)	$(219)

(a)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation.

10.	Financial Instruments
The combined balance sheet for the year ended December 31, 2012 includes the financial assets and liabilities that are directly attributable to the animal health operations of Pfizer, except that the combined balance sheet also includes an allocation of long-term debt from Pfizer, see Note 3. Basis of Presentation.

A.	Debt
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of December 31, 2013. There were no borrowings outstanding as of December 31, 2013.
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2013, we had access to $69 million of lines of credit which expire at various times through 2016. As of December 31, 2013, we had $15 million of short-term borrowings outstanding and $2 million of long-term borrowings outstanding related to these facilities.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2013, no commercial paper has been issued under this program.
Short-Term Borrowings
There were short-term borrowings of $15 million as of December 31, 2013 (see A. Credit Facilities). As of December 31, 2012 the current portion of allocated debt from Pfizer was $73 million. The weighted-average interest rate on short-term borrowings outstanding, including the current portion of allocated debt, was 5.7% and 3.7% as of December 31, 2013 and December 31, 2012, respectively.
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

84 |

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
Pursuant to the indenture, we are able to redeem the senior notes, in whole or in part, at any time by paying a make whole premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2023 notes pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
In connection with the senior notes offering, we entered into a registration rights agreement (Registration Rights Agreement) with the representatives of the initial purchasers of the senior notes.  Pursuant to the terms of the Registration Rights Agreement, we were obligated, among other things, to use our commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (SEC) enabling holders of the senior notes to exchange the privately placed notes for publicly registered notes with substantially the same terms. We filed the registration statement with the SEC on September 13, 2013, the SEC declared the registration statement effective on September 24, 2013, and the exchange offer was completed on October 31, 2013.
The components of our long-term debt follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Allocated long-term debt	$—	$509
Lines of credit	2	—
1.150% Senior Notes due 2016	400	—
1.875% Senior Notes due 2018	750	—
3.250% Senior Notes due 2023	1,350	—
4.700% Senior Notes due 2043	1,150	—
	3,652	509
Unamortized debt discount	(10)	—
Long-term debt / Allocated long-term debt	$3,642	$509
As of December 31, 2013, the fair value of our long-term debt was $3,526 million and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Zoetis’ credit rating (Level 2 inputs). At December 31, 2012, the fair value of our allocated long-term debt was $732 million, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Pfizer’s credit rating (Level 2 inputs). See Note 4. Significant Accounting Policies— Fair Value. The fair value of the allocated long-term debt as of December 31, 2012 does not purport to reflect the fair value that might have been determined if Zoetis had operated as an independent public company for the periods presented or if we had used Zoetis’ credit rating in the calculation.
The principal amount of long-term debt outstanding as of December 31, 2013 matures in the following years:

						After
(MILLIONS OF DOLLARS)	2014	2015	2016	2017	2018	2018	Total
Maturities	$—	$—	$401	$1	$750	$2,500	$3,652
Interest Expense
Interest expense, net of capitalized interest, was $113 million for 2013, $31 million for 2012 and $36 million for 2011. Capitalized interest expense was $3 million for the year ended December 31, 2013. We did not have capitalized interest expense for the years ended December 31, 2012 and 2011.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Prior to the IPO, as a business unit of Pfizer and under Pfizer's global cash management system, our foreign exchange risk was managed through Pfizer. Following the Separation, we seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. As of

85 |

December 31, 2013, the aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.4 billion. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
All derivative contracts used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the consolidated balance sheet. The company has not designated the foreign currency forward-exchange contracts as hedging instruments. We recognize the gains and losses on forward-exchange contracts that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement.
Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments at December 31, 2013 are as follows:

		Fair Value of
(MILLIONS OF DOLLARS)	Balance Sheet Location	Derivatives
Foreign currency forward-exchange contracts	Other current assets	$10
Foreign currency forward-exchange contracts	Other current liabilities	(5)
Total foreign currency forward-exchange contracts		$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value. See Note 4. Significant Accounting Policies— Fair Value.
The net gains incurred on foreign currency forward-exchange contracts not designated as hedging instruments were $27 million for the year ended December 31, 2013, respectively, and are recorded in Other (income)/deductions—net. This amount was substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

11.	Inventories
The components of inventory follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2013	2012
Finished goods	$862	$799
Work-in-process	218	332
Raw materials and supplies	213	214
Inventories	$1,293	$1,345
12.    Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2013	2012
Land	—	$36	$35
Buildings	33 1/3 - 50	883	860
Machinery and equipment	8 - 20	1,062	1,071
Furniture, fixtures and other	3 - 12 1/2	143	127
Construction-in-progress	—	199	159
		2,323	2,252
Less: Accumulated depreciation		1,028	1,011
Property, plant and equipment		$1,295	$1,241
Depreciation expense was $146 million in 2013, $133 million in 2012 and $135 million in 2011.

86 |

13.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2011	$504	$157	$164	$164	$989
Other(a)	(2)	—	(1)	(1)	(4)
Balance, December 31, 2012	$502	$157	$163	$163	$985
Other(a)	(1)	—	(1)	(1)	(3)
Balance, December 31, 2013	$501	$157	$162	$162	$982

(a)	Primarily reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,518 million as of December 31, 2013 and $1,521 million as of December 31, 2012. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of December 31, 2013 and December 31, 2012.

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2013			As of December 31, 2012
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$762	$(219)	$543	$762	$(173)	$589
Brands	216	(100)	116	216	(88)	128
Trademarks and trade names	59	(38)	21	54	(36)	18
Other	121	(116)	5	122	(115)	7
Total finite-lived intangible assets	1,158	(473)	685	1,154	(412)	742
Indefinite-lived intangible assets:
Brands	39	—	39	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	12	—	12	20	—	20
Total indefinite-lived intangible assets	118	—	118	126	—	126
Identifiable intangible assets	$1,276	$(473)	$803	$1,280	$(412)	$868
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
In-Process Research and Development
IPR&D assets represent R&D assets that have not yet received regulatory approval in a major market. The majority of these IPR&D assets were acquired in connection with our acquisition of FDAH.

87 |

IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until approval is obtained in a major market, typically either the United States or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will be written-off, and we will record an impairment charge.
For IPR&D assets, there can be no certainty that these assets ultimately will yield a successful product.

C.	Amortization
The weighted average life of our total finite-lived intangible assets, developed technology rights, and finite-lived brands is approximately 12 years. Total amortization expense for finite-lived intangible assets was $63 million in 2013, $67 million in 2012, and $70 million in 2011.
The annual amortization expense expected for the years 2014 through 2018 is as follows:

(MILLIONS OF DOLLARS)	2014	2015	2016	2017	2018
Amortization expense	$63	$62	$62	$62	$59
D. Impairments
For information about intangible asset impairments, see Note 7. Other (Income)/Deductions––Net.
14.    Benefit Plans
The combined statements of income for the years ended December 31, 2012 and 2011 and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, included all of the benefit plan expenses attributable to the animal health operations of Pfizer, including expenses associated with pension plans, postretirement plans and defined contribution plans. The expenses included allocations of direct expenses, as well as expenses that were deemed attributable to the animal health operations. The combined balance sheet as of December 31, 2012 included the benefit plan assets and liabilities of only those plans that were dedicated to animal health employees. The consolidated balance sheet as of December 31, 2013 includes those dedicated plans, as well as the benefit plan assets and liabilities that were transferred to Zoetis from Pfizer as part of the Separation, as further discussed below. All dedicated benefit plans are pension plans.
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Generally, most of our employees were eligible to participate in Pfizer’s pension plans. An employee’s pension benefits were determined based on a combination of years of service and average earnings, as defined in the specific plans. Participants in Pfizer's U.S. plans generally vested in benefits after three years of service. Participant vesting in the international plans varies based on the specific plan in each country.
Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the consolidated statement of equity. At December 31, 2013, the balance in the contra-equity account was approximately $23 million. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of ten years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $6 million in 2013. For additional information see Note 19B. Transactions and Agreements with Pfizer—Agreements with Pfizer—Employee matters agreement.
Pension expense, associated with the U.S. and certain significant international locations, totaled approximately $15 million in 2013 (inclusive of service cost grow-in benefits discussed above), $61 million in 2012 and $64 million in 2011.
A. International Pension Plans
As part of the Separation, certain Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation) were made to transfer the assets and liabilities of certain international defined benefit pension plans including Austria, France, Germany, India, Mexico, South Africa, Taiwan and Venezuela to Zoetis in 2013, and we assumed the liabilities allocable to employees transferring to us. Prior to the Separation, these benefit plans were accounted for as multi-employer plans. Also as part of the Separation Adjustments, a benefit plan in Germany was retained by Pfizer. The net obligation of these transferred plans totaled $21 million. At December 31, 2013, the projected benefit obligation and fair value of plan assets of the dedicated international pension plans in the Netherlands, Germany, India and Korea, as well as those plans transferred in 2013, were $73 million and $45 million, respectively. Also as part of the Separation, a net liability has been recognized for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement.

88 |

Information about the dedicated pension plans (inclusive of plans transferred in 2013 as part of the Separation) is provided in the tables below.
Virtually all of the dedicated pension plan assets are associated with the pension plan in the Netherlands. The Netherlands plan is financed through an insurance contract for which the insurer is responsible for the investment of the plan assets. The insurance contract covers certain investment and mortality risks in relation to accrued benefits earned in the plan. The assets held in the insurance contract are predominantly fixed income securities. The expected return on assets is determined based on the yields available on those assets. During 2012, the Netherlands manufacturing plant was sold.  The active participants in the plan were transferred to the buyer at the time of sale and the plan liability associated with inactive participants remained with the insurance contract.  The insurance contract, which is used to finance the plan, was also transferred to the buyer although we remain liable for the proportion of administrative costs that relate to inactive members under the terms of this contract through December 31, 2013.  Under the terms of the sale agreement, the contract was terminated on December 31, 2013 (fiscal year 2014 for our international operations) and the liability for benefits associated with this plan reverted in full to the insurance company. The related settlement charge of approximately $4 million was recognized in the first quarter of 2014.
Net Periodic Benefit Costs and Other Costs––Dedicated Plans
The net periodic benefit cost associated with dedicated pension plans (including those transferred to us in 2013) recognized in our consolidated and combined statements of income is approximately $4 million in 2013, $2 million in 2012 and $3 million in 2011, the majority of which relate to service cost and interest cost.
The other changes associated with dedicated pension plans recognized in our consolidated and combined statements of comprehensive income are approximately $2 million loss in 2013, $1 million income in 2012 and $5 million income in 2011. These other changes are primarily due to changes in actuarial assumptions and for 2013, reflects the Separation Adjustments associated with plans transferred to us from Pfizer.
The amount in Accumulated other comprehensive loss expected to be amortized into 2014 net periodic benefit cost is $0.2 million attributable to the amortization of previously unrecognized actuarial losses.
Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans:

	As of December 31,
(PERCENTAGES)	2013	2012	2011
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.0%	4.6%	5.8%
Rate of compensation increase	4.4%	5.3%	2.7%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	4.6%	5.8%	5.1%
Expected return on plan assets	4.5%	3.6%	3.6%
Rate of compensation increase	5.3%	2.7%	2.7%
The assumptions above are used to develop the benefit obligations at the end of the year and to develop the net periodic benefit cost for the following year. Therefore, the assumptions used to determine the net periodic benefit cost for each year are established at the end of each previous year, while the assumptions used to determine the benefit obligations are established at each year-end. The net periodic benefit cost and the benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The assumptions are revised based on an annual evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits. In 2013 and 2012, the calculation of the weighted average expected rate of compensation increase used to determine benefit obligations excludes the Netherlands plan as that plan has no active participants at December 31, 2013 and 2012.
Actuarial and other assumptions for pension plans can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For a description of the risks associated with estimates and assumptions, see Note 4. Significant Accounting Policies—Estimates and Assumptions.
Obligations and Funded Status––Dedicated Plans
An analysis of the changes in our benefit obligations, plan assets and funded status of our dedicated plans follows:

89 |

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012
Change in benefit obligation:
Projected benefit obligation, beginning	$39	$37
Separation adjustments(a)	28	—
Changes in actuarial assumptions and other	(2)	2
Adjustments for foreign currency translation	2	(1)
Other––net	6	1
Benefit obligation, ending	73	39
Change in plan assets:
Fair value of plan assets, beginning	35	33
Separation adjustments(a)	7	—
Actual return on plan assets	—	2
Company contributions	—	2
Adjustments for foreign currency translation	2	(1)
Other––net	1	(1)
Fair value of plan assets, ending	45	35
Funded status—Projected benefit obligation in excess of plan assets at end of year(b)	$(28)	$(4)

(a)	Represents the benefit obligations and plan assets (net obligation of approximately $21 million) transferred to us in 2013 from Pfizer as part of the Separation, as described above.

(b)	Included in Other noncurrent liabilities.
Actuarial losses were approximately $10 million at December 31, 2013 and $5 million at December 31, 2012. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive income/(loss). At December 31, 2013 and 2012, the actuarial losses included approximately $4 million and $3 million, respectively, associated with the Netherlands plan. The actuarial loss associated with the Netherlands plan was recognized into net periodic benefit costs in full as a result of the termination of the insurance contract associated with the Netherlands plan in the first quarter of 2014. The remaining losses will be amortized into net periodic benefit costs over an average period of 12.4 years.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2013	2012
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$37	$35
Accumulated benefit obligation	58	38
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	42	35
Projected benefit obligation	70	39
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2013	2012
Cash and cash equivalents	$—	$1
Equity securities: Equity commingled funds	7	5
Debt securities: Government bonds	31	28
Real estate	2	1
Other investments	5	—
Total(a)	$45	$35

(a)
Fair values are determined based on valuation inputs categorized as Level 1, 2 or 3 (see Note 4. Significant Accounting Policies—Fair Value). All investment plan assets are valued using Level 1 or Level 2 inputs.

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 4. Significant Accounting Policies—Estimates and Assumptions.
Specifically, the following methods and assumptions were used to estimate the fair value of our pension assets:

•	Equity commingled funds––observable market prices.

90 |

•	Government bonds and other investments––principally observable market prices.
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target
	allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2013	2013	2012
Cash and cash equivalents	0-20%	—%	1.8%
Equity securities	0-20%	14.2%	13.0%
Debt securities	65-80%	70.1%	79.5%
Other investments	0-20%	15.7%	5.7%
Total	100%	100%	100%
Zoetis utilizes long-term asset allocation ranges in the management of our plans’ invested assets. Long-term return expectations are developed with input from outside investment consultants based on the company’s investment strategy, which takes into account historical experience, as well as the impact of portfolio diversification, active portfolio management, and the investment consultant’s view of current and future economic and financial market conditions. As market conditions and other factors change, the targets may be adjusted accordingly and actual asset allocations may vary from the target allocations.
The long-term asset allocation ranges reflect the asset class return expectations and tolerance for investment risk within the context of the respective plans’ long-term benefit obligations. These ranges are supported by an analysis that incorporates historical and expected returns by asset class, as well as volatilities and correlations across asset classes and our liability profile. This analysis, referred to as an asset-liability analysis, also provides an estimate of expected returns on plan assets, as well as a forecast of potential future asset and liability balances.
The investment consultants review investment performance with Zoetis on a quarterly basis in total, as well as by asset class, relative to one or more benchmarks.
Cash Flows—Dedicated Plans
Our plans are generally funded in amounts that are at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax and other laws.
Contributions to the dedicated plans were approximately $2 million per year in 2013, 2012 and 2011. We expect to contribute approximately $1 million to our dedicated pension plans in 2014. The benefit payment for 2014 is expected to be approximately $39 million as the majority of this payment is expected to be made in association with the planned settlement of the liability for the Netherlands plan. Zoetis will fund virtually all of the plan settlement using the existing plan assets. The expected benefit payment for each of the next four years is approximately $1 million per year, and approximately $12 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2014 projected to be paid from the plans or from the general assets of Zoetis entities in India, Korea, Mexico and Taiwan under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
Multi-employer Plans
Pension expense associated with certain international benefit plans that are expected to transfer to us from Pfizer in 2014, and accounted for as multi-employer plans, was approximately $7 million in 2013, $6 million in 2012 and $5 million in 2011. Contributions to these plans were approximately $6 million per year in 2013, 2012 and 2011. We expect to contribute a total of approximately $7 million to these plans in 2014.
B. Postretirement Plans
Prior to the Separation from Pfizer, many of our employees were eligible to participate in postretirement plans sponsored by Pfizer. As discussed above, Pfizer is continuing to credit certain United States employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. retiree medical plans. Postretirement benefit expense, associated with the U.S. and certain significant international locations, totaled approximately $4 million in 2013 (inclusive of service cost grow-in benefits discussed above), $17 million in 2012 and $17 million in 2011. The expected benefit payments for each of the next five years is approximately $4 million per year, and approximately $14 million in the aggregate for the five years thereafter.
Also prior to the Separation from Pfizer, employees in the United States who met certain eligibility requirements participated in a supplemental (non-qualified) savings plan sponsored by Pfizer. In 2013, Pfizer transferred the supplemental savings plan liability of approximately $14 million, cash of $9 million and a deferred tax asset of $5 million associated with employees transferred to us. Post-Separation, employees in the United States who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis.
C. Defined Contribution Plans
Zoetis has a voluntary defined contribution plan (Zoetis Savings Plan) that allows participation by substantially all U. S. employees. Zoetis matches 100% of employee contributions, up to a maximum of 5% of each employee’s eligible compensation. The Zoetis Savings Plan also includes a profit-sharing feature that provides for an additional contribution ranging between 0 and 8 percent of each employee’s eligible compensation. All eligible employees receive the profit-sharing contribution regardless of the amount they choose to contribute to the Zoetis

91 |

Savings Plan. The profit-sharing contribution is a discretionary amount provided by Zoetis and is determined on an annual basis. Employees can direct their contributions and the company's matching and profit-sharing contributions (initially made into the Zoetis stock fund) into any of the funds offered. These funds provide participants with a cross section of investing options, including the Zoetis stock fund. Matching and profit-sharing contributions are funded through the issuance of Zoetis common stock.
Prior to the Separation from Pfizer, our U.S. employees were eligible to participate in Pfizer’s defined contribution plans, whereby employees contributed a portion of their salaries and bonuses to the plans, which was partially matched by Pfizer, largely in Pfizer stock or Pfizer stock units. The matching contributions in Pfizer stock were sourced through open market purchases.
Employees are permitted to subsequently diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the U.S. defined contribution plans, totaled approximately $35 million in 2013, $20 million in 2012 and $18 million in 2011.

15.	Share-Based Payments
In January 2013, the Zoetis 2013 Equity and Incentive Plan (Equity Plan) became effective, in order to provide long-term incentives to, and facilitate the retention of, our employees. The principal types of stock-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock unit awards (DSUs), performance-based awards and other equity-based or cash-based awards.
Twenty-five million shares of stock were approved and registered with the SEC for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2013, the aggregate number of remaining shares available for future grant under the Equity Plan was 20,728,313 shares.

A.	Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
Stock option expense	$9	$—	—
RSU / DSU expense	9	—	—
Pfizer stock benefit plans—direct	25	28	19
Share-based compensation expense—direct	43	28	19
Share-based compensation expense—indirect	—	5	6
Share-based compensation expense—total	$43	$33	25
Tax benefit for share-based compensation expense	(6)	(10)	(6)
Share-based compensation expense, net of tax	$37	$23	$19

B.	Stock Options
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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

Year Ended
December 31, 2013
Expected dividend yield(a)	1.0%
Risk-free interest rate(b)	1.30%
Expected stock price volatility(c)	28.21%
Expected term(d) (years)	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)	Determined using implied volatility.

(d)	Determined using expected exercise and post-vesting termination patterns.

92 |

The following table provides an analysis of stock option activity for the year ended December 31, 2013:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value(a)
	Shares	Per Share	(Years)	(MILLIONS)
Outstanding, December 31, 2012	—	$—
Granted	2,994,295	26.11
Exercised	(6,419)	26.00
Forfeited	(108,312)	26.01
Outstanding, December 31, 2013	2,879,564	$26.11	9.1	$19
Exercisable, December 31, 2013	22,388	$26.00	9.1	$—

(a)	Market price of underlying Zoetis common stock less exercise price.
The following table summarizes data related to stock option activity:

Year Ended/As of
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	December 31, 2013
Weighted-average grant date fair value per stock option	$7.05
Aggregate intrinsic value on exercise	—
Cash received upon exercise	—
Tax benefits realized related to exercise	—
Total compensation cost related to nonvested stock options not yet recognized, pre-tax	11
Weighted-average period over which stock option compensation is expected to be recognized (years)	2.0

C.	Restricted Stock and Restricted Stock Units (RSUs)
Restricted stock is a share of our common stock that is subject to a risk of forfeiture or other restrictions that will lapse subject to the recipient's continued employment, the attainment of performance goals, or both. RSUs represent the right to receive shares of our common stock in the future (or cash determined by reference to the value of our common stock).
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
The following table provides an analysis of RSU activity for the year ended December 31, 2013:

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested, December 31, 2012	—	$—
Granted	980,093	26.79
Vested	(2,669)	26.00
Reinvested dividend equivalents	7,484	26.53
Forfeited	(35,538)	26.13
Nonvested, December 31, 2013	949,370	$26.82
The follow table provides data related to RSU activity:

Year Ended/As of
(MILLIONS OF DOLLARS)	December 31, 2013
Total compensation cost related to nonvested RSU awards not yet recognized, pre-tax	$17
Weighted-average period over which RSU cost is expected to be recognized (years)	2.1

93 |

D.	Deferred Stock Units (DSUs)
Deferred stock unit awards, which are granted to non-employee Directors, represent the right to receive shares of our common stock at a future date. The DSU awards will be automatically settled and paid in shares (including fractional shares) within sixty days following the non-employee Director’s separation of service on the Board of Directors.
DSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. DSUs vest immediately as of the grant date and the values are expensed at the time of grant into Selling, general and administrative expenses.
For the year ended December 31, 2013, Zoetis granted 34,804 DSUs at a grant date weighted-average fair value of $28.15 per stock unit. There were 35,024 DSUs outstanding, including dividend equivalents, as of December 31, 2013.

E.	Other Equity-Based or Cash-Based Awards.
Performance-based awards will require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria as a condition of awards vesting or being settled. Performance may be measured over a period of any length specified but not less than one year.
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
The accelerated vesting of the outstanding Pfizer stock options, and the settlement, on a pro-rata basis, of other Pfizer equity awards, resulted in the recognition of additional expense for the year ended December 31, 2013 of $9 million, which is included in stock-based compensation. The unvested portion of Pfizer RSUs, TSRUs and PSAs were forfeited as of the completion of the Exchange Offer. In the third quarter of 2013, Zoetis made a cash payment of approximately $20 million to certain non-executive Zoetis employees, based on the value of the employees' forfeited Pfizer RSUs, TSRUs and PSAs (as applicable). This amount is included in the consolidated statement of income as additional compensation expense for the year ended December 31, 2013. Members of the Zoetis Executive Team did not receive a cash payment for any forfeited Pfizer RSUs, TSRUs and PSAs, but instead, in the third quarter of 2013, they were granted Zoetis RSUs which were equivalent in value and vest on the same date as their forfeited Pfizer RSUs, TSRUs and PSAs.

16.	Earnings per Share
The weighted average shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2012 and 2011 was calculated using an aggregate of 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO. There were no Zoetis RSUs, stock options or performance shares outstanding prior to the IPO.
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2013	2012	2011
Numerator
Net income before allocation to noncontrolling interests	$503	$436	$248
Net income/(loss) attributable to noncontrolling interests	(1)	—	3
Net income attributable to Zoetis Inc.	$504	$436	$245
Denominator
Weighted-average common shares outstanding	500.002	500.000	500.000
Common stock equivalents: stock options, RSUs and DSUs	0.315	—
Weighted-average common and potential dilutive shares outstanding	500.317	500.000	500.000
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.01	$0.87	$0.49
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.01	$0.87	$0.49

94 |

17.	Commitments and Contingencies
We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 8. Tax Matters.

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
Roxarsone®(3-Nitro)
We are named as defendants in nine actions involving approximately 140 plaintiffs that allege that the distribution of the medicated feed additive Roxarsone allegedly caused various diseases in the plaintiffs, including cancers and neurological diseases. Other defendants, including various poultry companies, were also named in these lawsuits. Compensatory and punitive damages were sought in unspecified amounts.
In September 2006, the Circuit Court of Washington County returned a defense verdict in one of the lawsuits, Mary Green, et al. v. Alpharma, Inc. et al. In 2008, this verdict was appealed and affirmed by the Arkansas Supreme Court. Certain summary judgments favoring the poultry company co-defendants in Mary Green, et al. v. Alpharma, Inc. et al. were reversed by the Arkansas Supreme Court in 2008. These claims were retried in 2009 and that trial also resulted in a defense verdict, which was affirmed by the Arkansas Supreme Court in April 2011. In October 2012, we entered into an agreement to resolve these cases, subject to the execution of full releases or dismissals with prejudice by all of the claimants. We received full releases from all claimants, and as a result, on January 23, 2014, the Court dismissed all nine actions with prejudice.
In June 2011, we announced that we would suspend sales in the United States of Roxarsone (3-Nitro) in response to a request by the U.S. FDA and subsequently stopped sales in several international markets.
Following our decision to suspend sales of Roxarsone (3-Nitro) in June 2011, Zhejiang Rongyao Chemical Co., Ltd., the supplier of certain materials used in the production of Roxarsone (3-Nitro), filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that we are liable for damages it suffered as a result of the decision to suspend sales. In October 2013, the parties reached a preliminary agreement to resolve the matter, and the Court dismissed the action with prejudice. In December 2013, the parties finalized and executed the settlement agreement.

95 |

PregSure®
We have received in total approximately 200 claims in Europe and New Zealand seeking damages related to calves claimed to have died of Bovine Neonatal Pancytopenia (BNP) on farms where PregSure BVD, a vaccine against Bovine Virus Diarrhea (BVD) was used. BNP is a rare syndrome that first emerged in cattle in Europe in 2006. Studies of BNP suggest a potential association between the administration of PregSure and the development of BNP, although no causal connection has been established. The cause of BNP is not known.
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
At the request of the Municipal prosecutor, the lawsuit has been suspended since April 2012. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility.
In early August 2013, new labor claims were filed against FDSAL as well as 57 other companies. These claims were filed by 30 employees of the local waste incineration facility that was used by FDSAL and the 57 other companies. The employees of the incineration facility allege health injuries in connection with their employment at the waste site. Based on legal precedent, it is possible that FDSAL may be considered a liable party. Due to the fact that we are in the early stages of the lawsuit, the amount of a potential loss, if any, cannot be reasonably estimated. Counsel has advised that the likelihood of Zoetis being considered severally liable is remote.
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Zoetis Products LLC, formerly having the name Alpharma Inc. Zoetis Products LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of Euro 11 million (approximately $14 million) and was reimbursed by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.
C. Purchase Commitments
As of December 31, 2013, we have agreements totaling $66 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing and information technology services. Included in this amount are approximately $1 million of potential milestone payments that are deemed reasonably likely to occur.

96 |

D. Brazil Lease Agreements
In September 2012, Pfizer's subsidiary, Laboratórios Pfizer Ltda. (“Laboratórios”), as lessee, and our subsidiary, PAH Brasil Participações Ltda., (PAH Brasil), as lessor, entered into: (i) the Private Instrument of Non Residential Lease Agreement and Others, which establishes and regulates the use of the real property at our Guarulhos, Brazil facility (the Real Property Lease) and (ii) the Private Instrument of Lease Agreement Movable Assets and Others, which establishes the terms of the use of the fixed assets at the same site (the Fixed Asset Lease and, together with the Real Property Lease, the Brazil Leases). As a result of a merger of PAH Brasil into Fort Dodge Saúde Animal Ltda. (Fort Dodge Brazil) with Fort Dodge Brazil surviving, the Brazil Leases were assigned to Fort Dodge Brazil, later renamed Zoetis Indústria de Produtos Veterinários Ltda. (Zoetis Brazil).
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
Covenants and obligations. Laboratórios is required to maintain the fixed assets and real property in the same condition as they were received, except for normal wear and tear and any improvements thereon, and is responsible for the repair of any damage. Improvements on the existing fixed assets and investments in new fixed assets are permitted under the Fixed Asset Lease, provided Fort Dodge Brazil is given notice thereof and consents to Laboratórios's proposal. Costs for such improvements are paid or reimbursed by Fort Dodge Brazil unless the fixed asset is used solely to manufacture human health products, in which case the cost shall be the responsibility of Laboratórios and, in the event a new asset is purchased, exclusive ownership shall be retained by Laboratórios. The Real Property Lease also permits improvements on the property to be implemented by Laboratórios at its sole and entire discretion. Laboratórios is entitled to reimbursement for any related costs as long as Fort Dodge Brazil consented to the implementation of the improvements.
Term and termination. The Brazil Leases will last for a period of five years commencing on September 28, 2012. The Real Property Lease provides for automatic renewals for successive periods of one year at Laboratórios's discretion, unless notice of non-renewal is provided by Laboratórios. The Fixed Asset Lease can be extended for additional terms of five years by executing an amendment to such lease.
The Brazil Leases terminate at any time if agreed upon by the parties. The Brazil Leases also terminate upon satisfaction of certain regulatory conditions that will permit the animal health manufacturing operations of Laboratórios to be transferred to Zoetis Brazil and the human pharmaceutical manufacturing operations to be transferred to another facility or party. The Fixed Asset Lease automatically terminates upon the termination of the Real Property Lease or, subject to certain conditions, the master manufacturing and supply agreement that provides for Zoetis-supplied products. The Real Property Lease automatically terminates upon the termination of the Fixed Asset Lease or the expropriation of the property and cannot be terminated by Zoetis Brazil prior to termination of the master manufacturing and supply agreement that provides for Zoetis-supplied products. In the event the property is partially or completely destroyed, Laboratórios has the option to terminate the Real Property Lease.
E. Commitments under Operating Leases
We have facilities, vehicles and office equipment under various non-cancellable operating leases with third parties. Total rent expense, net of sublease rental income, was approximately $32 million in 2013, $17 million in 2012 and $21 million in 2011.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2013 follow:

						After
(MILLIONS OF DOLLARS)	2014	2015	2016	2017	2018	2018	Total
Maturities	$18	$14	$12	$8	$5	$10	$67

18.	Segment, Geographic and Other Revenue Information

A.	Segment Information
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

97 |

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
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities, which includes certain Research & development (R&D) expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S regulatory affairs and other operations focused on the development of our products not charged to our operating segments.

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.6 billion and $6.3 billion at December 31, 2013 and 2012, respectively.

98 |

Selected Statement of Income Information

			Depreciation
(MILLIONS OF DOLLARS)	Revenue(a)	Earnings(b)	and Amortization(c)
Year Ended December 31, 2013
U.S.	$1,902	$1,045	$43
EuAfME	1,168	420	25
CLAR	778	266	18
APAC	713	271	13
Total reportable segments	4,561	2,002	99
Other business activities(d)	—	(320)	25
Reconciling Items:
Corporate(e)	—	(567)	23
Purchase accounting adjustments(f)	—	(48)	48
Acquisition-related costs(g)	—	(22)	—
Certain significant items(h)	—	(240)	5
Other unallocated(i)	—	(115)	9
	$4,561	$690	$209

Year Ended December 31, 2012
U.S.	$1,776	$921	$28
EuAfME	1,096	375	28
CLAR	769	253	23
APAC	695	236	17
Total reportable segments	4,336	1,785	96
Other business activities(d)	—	(275)	16
Reconciling Items:
Corporate(e)	—	(506)	25
Purchase accounting adjustments(f)	—	(52)	52
Acquisition-related costs(g)	—	(53)	10
Certain significant items(h)	—	(96)	1
Other unallocated(i)	—	(93)	—
	$4,336	$710	$200

Year Ended December 31, 2011
U.S.	$1,659	$820	$26
EuAfME	1,144	365	25
CLAR	788	275	25
APAC	642	196	15
Total reportable segments	4,233	1,656	91
Other business activities(d)	—	(279)	15
Reconciling Items:
Corporate(e)	—	(504)	31
Purchase accounting adjustments(f)	—	(82)	59
Acquisition-related costs(g)	—	(122)	6
Certain significant items(h)	—	(172)	3
Other unallocated(i)	—	(103)	—
	$4,233	$394	$205

(a)	Revenue denominated in euros were $693 million in 2013, $639 million in 2012, and $710 million in 2011.

(b)	Defined as income before provision for taxes on income.

(c)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(d)	Other business activities reflects R&D costs managed by our Research and Development organization and not allocated to the operating segments.

99 |

(e)	Corporate includes, among other things, administration expenses, interest expense, certain compensation and other costs not charged to our operating segments.

(f)	Purchase accounting adjustments include certain charges related to intangible assets, property, plant and equipment not charged to our operating segments, and the fair value adjustments to inventory.

(g)
Acquisition-related costs can include costs associated with acquiring, integrating and restructuring acquired businesses, such as allocated transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring. For additional information, see Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(h)
Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items primarily include restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, the impact of divestiture-related gains and losses and certain costs related to becoming an independent public company. For additional information, see Note 6. Restructuring Charges and Other Costs Associated with Acquisition and Cost-Reduction/Productivity Initiatives.

•
For 2013, certain significant items primarily includes: (i) Zoetis stand-up costs of $206 million; (ii) $20 million income primarily related to a reversal of certain employee termination expenses, partially offset by restructuring charges related to exiting certain manufacturing and research facilities; (iii) $6 million income on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009; (iv) asset impairment charges associated with asset restructuring of $19 million; (v) additional depreciation associated with asset restructuring of $8 million; (vi) write-offs of inventory and intercompany accounts that were transferred to us as part of the Separation from Pfizer of $24 million; and (vii) litigation-related charges of $5 million. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs.

•
For 2012, certain significant items includes: (i) $115 million for restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition; (ii) $14 million income related to a favorable legal settlement for an intellectual property matter; and (iii) $4 million income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures.

•
In 2011, certain significant items includes: (i) $62 million for restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition; (ii) certain asset impairment charges of $69 million; (iii) certain charges to write-off inventory of $12 million; (iv) charges related to transitional manufacturing purchase agreements associated with divestitures of $27 million; and (v)other costs of $2 million.

(i)	Includes overhead expenses associated with our manufacturing operations.
B. Geographic Information
Revenue exceeded $100 million in each of eight countries outside the United States in 2013, 2012 and 2011. The United States was the only country to contribute more than 10% of total revenue in each year.
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2013	2012
U.S.	$827	$788
EuAfME	233	224
CLAR	114	72
APAC	121	157
Property, plant and equipment, less accumulated depreciation	$1,295	$1,241

C.	Other Revenue Information
Significant Customers
We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. We sell our companion animal products primarily to veterinarians who then sell the products to pet owners. In 2013, sales to our largest U.S. veterinary distributor represented approximately 11% of total revenue. No single customer accounts for 10% or more of our total revenue in 2012 or 2011.

100 |

Revenue by Species
Significant species revenue are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
Livestock:
Cattle	$1,631	$1,608	$1,617
Swine	655	590	562
Poultry	541	501	501
Other	104	107	98
	2,931	2,806	2,778
Companion Animal:
Horses	179	187	168
Dogs and Cats	1,451	1,343	1,287
	1,630	1,530	1,455
Total revenue	$4,561	$4,336	$4,233
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2013	2012	2011
Anti-infectives	$1,295	$1,268	$1,311
Vaccines	1,201	1,117	1,077
Parasiticides	727	692	645
Medicated feed additives	446	403	347
Other pharmaceuticals	744	712	724
Other non-pharmaceuticals	148	144	129
Total revenue	$4,561	$4,336	$4,233

19.	Transactions and Agreements with Pfizer
Zoetis had related party transactions with Pfizer through the completion of the Exchange Offer on June 24, 2013. As of the completion of the Exchange Offer, Pfizer is no longer a related party. Activities while Pfizer was a related party, as well as ongoing agreements with Pfizer, are detailed below.

A.	Pre-Separation Period
For the combined statement of income for the year ended December 31, 2012, the costs of goods manufactured in manufacturing plants that were shared with other Pfizer business units was approximately $420 million.
In the pre-Separation period, Pfizer provided significant corporate, manufacturing and shared services functions and resources to us. Our combined financial statements as of and for the year ended December 31, 2012, respectively, reflect an allocation of these costs. For further information about the cost allocations for these services and resources, see Note 3A. Basis of Presentation: Basis of Presentation Prior to the Separation. Management believes that these allocations are a reasonable reflection of the services received. However, these allocations may not reflect the expenses that would have been incurred if we had operated as an independent public company for the period presented.
Pfizer uses a centralized approach to cash management and financing its operations. In the pre-Separation period, cash deposits were remitted to Pfizer on a regular basis and were reflected in business unit equity and, similarly, Zoetis' cash disbursements were funded through Pfizer's cash accounts and were reflected within Business unit equity.

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

101 |

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

•
Environmental matters agreement. This agreement governs the performance of remedial actions for liabilities allocated to each party under the global separation agreement; addresses our substitution for Pfizer with respect to animal health assets and remedial actions allocated to us (including substitution related to, for example, permits, financial assurances and consent orders); allows our conditional use of Pfizer's consultants and contractors to assist in the conduct of remedial actions; and addresses the exchange of related information between the parties. The agreement also sets forth standards of conduct for remedial activities at the co-located facilities: Guarulhos, Brazil; Catania, Italy; Hsinchu, Taiwan; and Kalamazoo, Michigan, in the U.S. In addition, the agreement sets forth site-specific terms to govern conduct at several of these co-located facilities.

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

•
Manufacturing Facilities. Our global manufacturing network consists of 13 “anchor” manufacturing sites and 15 “satellite” manufacturing sites. Ownership of, or the existing leasehold interest in, these facilities were conveyed to us by Pfizer as part of the Separation. Among these 28 manufacturing sites is our facility in Guarulhos, Brazil, which we leased back to Pfizer. Certain of our products are currently manufactured at 13 manufacturing sites that were retained by Pfizer. The products manufactured by Pfizer at these sites and at our Guarulhos, Brazil facility continue to be supplied to us under the terms of a manufacturing and supply agreement we entered into with Pfizer.

•
R&D Facilities. We have R&D operations co-located with certain of our manufacturing sites in Australia, Belgium, Brazil, Spain and the United States to facilitate the efficient transfer of production processes from our laboratories to manufacturing sites. In addition, we maintain R&D operations at non-manufacturing locations in Belgium, Brazil, India and the United States. As part of the Separation, Pfizer conveyed to us its interest in each of these R&D facilities, with the exception of our Mumbai, India facility, which we expect Pfizer to transfer to us after the completion of the Separation for cash consideration to be agreed upon, and, in the interim, we are leasing this facility from Pfizer.

102 |

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
At December 31, 2013, $121 million was included in Accounts receivable as receivable from Pfizer, and $181 million was included in Accounts Payable as payable to Pfizer.
We remained part of Pfizer's consolidated U.S. tax returns until we fully separated on June 24, 2013, and therefore reflected 2013 U.S. income taxes payable of $31 million as a payable to Pfizer in Other current liabilities.

103 |

20.    Selected Quarterly Financial Data (Unaudited)

(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	FIRST	SECOND	THIRD	FOURTH
2013:
Revenue	$1,090	$1,114	$1,103	$1,254
Costs and expenses	891	947	915	1,092
Restructuring charges and certain acquisition-related costs	7	(20)	3	36
Income before provision for taxes on income	192	187	185	126
Provision for taxes on income(a)	52	59	54	22
Net income before allocation to noncontrolling interests	140	128	131	104
Net income/(loss) attributable to noncontrolling interests	—	—	—	(1)
Net income/(loss) attributable to Zoetis	$140	$128	$131	$105
Earnings per common share--basic(c)	$0.28	$0.26	$0.26	$0.21
Earnings per common share--diluted(c)	$0.28	$0.26	$0.26	$0.21
2012:
Revenue	$1,047	$1,094	$1,019	$1,176
Costs and expenses(b)	851	818	800	1,022
Restructuring charges and certain acquisition-related costs	25	24	6	80
Income before provision for taxes on income	171	252	213	74
Provision for taxes on income(a)	59	79	52	84
Net income before allocation to noncontrolling interests	112	173	161	(10)
Net income/(loss) attributable to noncontrolling interests	1	—	(1)	—
Net income attributable to Zoetis	$111	$173	$162	$(10)
Earnings per common share--basic(c)	$0.22	$0.35	$0.32	$(0.02)
Earnings per common share--diluted(c)	$0.22	$0.35	$0.32	$(0.02)

(a)
Fourth quarter comparisons are impacted by an elevated tax rate in the fourth quarter of 2012, when Zoetis was still a business unit of Pfizer and reported consolidated results. The 2012 income tax provision in the combined statement of income was calculated as if Zoetis filed a separate tax return.

(b)	Costs and expenses in the fourth quarter reflect seasonal trends as well as specific costs associated with the build-up of our capabilities as an independent company.

(c)
The weighted average common shares outstanding for both basic and diluted earnings per share for 2012 was calculated using an aggregate of 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO. There were no Zoetis restricted stock units, stock options or performance shares outstanding prior to the IPO.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.
Our historical combined quarterly financial data may not be representative of the results we would have achieved as an independent company.

104 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,				Balance,
	Beginning of				End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions		Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$49	$6	$(24)	(a)	$31

Year Ended December 31, 2012
Allowance for doubtful accounts	29	23	(3)		49

Year Ended December 31, 2011
Allowance for doubtful accounts	26	5	(2)		29

(a) Primarily reflects Separation Adjustments (see Notes to Consolidated and Combined Financial Statements—Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation) as well as an adjustment related to improved accounts receivable collection experience.

105 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2013, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Controls
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

106 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2014 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2014 Proxy Statement. Information about Zoetis Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Corporate Governance at Zoetis in our 2014 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2014 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2014 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2014 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2014 Proxy Statement.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2014 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationship with Pfizer
Prior to the completion of the senior notes offering, Pfizer transferred to us subsidiaries holding substantially all of the assets and liabilities of its animal health business. In exchange, we issued or transferred to Pfizer: (i) all of the issued and outstanding shares of our Class A common stock; (ii) all of the issued and outstanding shares of our Class B common stock; (iii) the Pfizer-owned notes; and (iv) an amount of cash equal to substantially all of the net proceeds we received in the senior notes offering, which amount was paid immediately prior to the completion of the IPO. Prior to the completion of the IPO, all of our outstanding shares of common stock were owned by Pfizer. Immediately following the completion of the IPO, Pfizer owned 100% of our outstanding Class B common stock and no shares of our Class A common stock, giving Pfizer 80.2% of the economic interest and combined voting power in shares of our outstanding common stock other than with respect to the election of directors and 97.6% of the combined voting power of our outstanding common stock with respect to the election of directors. On June 24, 2013, an exchange offer was completed, whereby Pfizer shareholders exchanged a portion of Pfizer common stock for Zoetis common stock, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis (the Exchange Offer).
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
Allocation of assets and liabilities. Notwithstanding the transfer of assets and assumption of liabilities that occurred prior to the completion of the Separation, the global separation agreement generally allocates assets and liabilities to us and Pfizer according to the business to which such assets or liabilities relate. In general, Pfizer conveyed, leased or licensed to us ownership of all assets that are used exclusively or held for use exclusively in Pfizer's animal health business and we have assumed all of Pfizer's historical and future liabilities to the extent relating to, arising out of or resulting from, the operation of the animal health business (whether before, on or after the consummation of the IPO), including:

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

107 |

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
Delayed transfers and further assurances. To the extent transfers of assets and assumptions of liabilities related to our business were not completed prior to the date of the agreement because of a necessary consent or governmental approval or because a condition precedent to any such transfer was not satisfied or any related relevant fact was not realized, the parties agreed to cooperate to effect such transfers or assumptions for agreed upon consideration as promptly as practicable.
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
Term. The global separation agreement will continue unless terminated by us and Pfizer, although certain rights and obligations terminated upon the completion of the Exchange Offer.
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
We pay Pfizer mutually agreed-upon fees for the Pfizer services, which are based on Pfizer's costs of providing the Pfizer services. During the two years following the completion of the IPO, the markup for these services will be 0% and, for the remainder of the term of the agreement, Pfizer may introduce a markup of 7%. We are able to request good faith negotiations of the applicable fees if we believe that the fees materially overcompensate Pfizer for any of the Pfizer services and Pfizer has reciprocal rights if it believes the fees materially under compensate Pfizer. Third party costs are passed through to us at Pfizer's or its affiliates' cost.
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
Tax matters agreement
Allocation of taxes. We entered into a tax matters agreement with Pfizer immediately prior to the completion of the IPO that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the agreement:

•
Pfizer is responsible for any U.S. federal, state, local or foreign income taxes and any U.S. state or local non-income taxes (and any related interest, penalties or audit adjustments and including those taxes attributable to our business) reportable on a consolidated, combined or unitary return that includes Pfizer or any of its subsidiaries (and us and/or any of our subsidiaries) for any periods or portions thereof ending on or prior to December 31, 2012. We are responsible for the portion of any such taxes for periods or portions thereof beginning on or after January 1, 2013, as would be applicable to us if we filed the relevant tax returns on a standalone basis.

•
We are responsible for any U.S. federal, state, local or foreign income taxes and any U.S. state or local non-income taxes (and any related interest, penalties or audit adjustments) that are reportable on returns that include only us and/or any of our subsidiaries, for all tax periods whether before or after the Separation date.

•	Pfizer is responsible for certain specified foreign taxes directly resulting from certain aspects of the Separation.
We are not generally entitled to receive payment from Pfizer in respect of any of our tax attributes or tax benefits or any reduction of taxes of Pfizer. Neither party's obligations under the agreement are limited in amount or subject to any cap. The agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the agreement provides for cooperation and information sharing with respect to tax matters.
Pfizer is primarily responsible for preparing and filing any tax return with respect to the Pfizer affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined, unitary or similar group for U.S. state or local or foreign income tax purposes or U.S.

108 |

state or local non-income tax purposes that includes Pfizer or any of its subsidiaries, including those that also include us and/or any of our subsidiaries. We are generally responsible for preparing and filing any tax returns that include only us and/or any of our subsidiaries.
The party responsible for preparing and filing a given tax return generally has exclusive authority to control tax contests related to any such tax return. We generally have exclusive authority to control tax contests with respect to tax returns that include only us and/or any of our subsidiaries.
Preservation of the tax-free status of certain aspects of the Separation. We and Pfizer intend the Separation, the debt-for-debt-exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer and the Exchange Offer to qualify as a reorganization pursuant to which no gain or loss is recognized by Pfizer or its shareholders for federal income tax purposes under Sections 355, 368(a)(1)(D) and related provisions of the Code. In addition, we and Pfizer intend for the Separation, the debt-for-debt-exchange, the debt-for- equity exchange, the Exchange Offer and certain related transactions to qualify for tax-free treatment under U.S. federal, state and local tax law and/or foreign tax law.
Pfizer has received a private letter ruling from the IRS to the effect that, among other things, the Separation, the senior notes offering, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer and the Exchange Offer will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, Pfizer has received and will receive opinions from its outside tax advisors regarding the tax-free status of these transactions and certain related transactions. In connection with the ruling and the opinions, we and Pfizer have made and will make certain representations regarding the past and future conduct of our respective businesses and certain other matters.
We have agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the Separation, the senior notes offering, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer, the Exchange Offer and certain related transactions. Such covenants generally restrict our ability to pre-pay, pay down, redeem, retire or otherwise acquire, however effected, including pursuant to the terms thereof, the 2023 notes prior to stated maturity of the 2023 notes or to take or permit to be taken any action at any time, including, without limitation, any modification to the terms of the 2023 notes that could jeopardize, directly or indirectly, the qualification, in whole or part, of any of the Pfizer-owned notes as “securities” within the meaning of Section 361(a) of the Code. However, pursuant to the tax matters agreement, we are permitted to redeem the 2023 notes pursuant to the change of control redemption provision contained in the indenture governing the notes. We may take certain actions prohibited by these covenants only if Pfizer receives a private letter ruling from the IRS or we obtain and provide to Pfizer an opinion from a U.S. tax counsel or accountant of recognized national standing, in either case acceptable to Pfizer in its sole and absolute discretion, to the effect that such action would not jeopardize the tax-free status of these transactions. We will be barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of these transactions, for all time periods. In addition, during the time period ending two years after the date of the Exchange Offer these covenants will include specific restrictions on our:

•	issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements);

•	sales of assets outside the ordinary course of business; and

•	entering into any other corporate transaction which would cause us to undergo a 40% or greater change in our stock ownership.
We generally agreed to indemnify Pfizer and its affiliates against any and all tax-related liabilities incurred by them relating to the Separation, the debt-for-debt-exchange, the debt-for-equity exchange, the transfer of cash proceeds of the senior notes offering to Pfizer, the Exchange Offer and/or certain related transactions to the extent caused by an acquisition of our stock or assets or by any other action undertaken by us. This indemnification provision applies even if Pfizer has permitted us to take an action that would otherwise have been prohibited under the tax-related covenants described above.
Research and development collaboration and license agreement
We entered into an R&D collaboration and license agreement with Pfizer immediately prior to the completion of the IPO. Under the agreement, certain of our employees are able to review a Pfizer database to identify compounds that may be of interest to us in the animal health field, and upon identifying any such compounds, we are able to request permission (known as “intent to access”) to conduct certain limited research activities. If Pfizer grants intent to access, the scope of permitted research activities will be specified on a case-by case basis by Pfizer and may include screening the Pfizer compound library. To conduct further R&D on the class of compounds identified during intent to access, we must request permission (known as “approval in principle”) from a joint steering committee described below and any approval will be subject to any restrictions specified by the joint steering committee. Certain compounds that we began researching prior to the completion of the IPO were granted approval in principle as of the completion of the IPO.
Upon granting approval in principle, Pfizer will grant us an option to enter into a license agreement, which will be exercisable no later than five years after the approval in principle is granted. Prior to exercising the option, our license from Pfizer under the agreement will be non-exclusive, except with respect to patents and know-how that we develop, for which our license will be exclusive (except as to Pfizer and its affiliates). Accordingly, in the case of non-exclusive licenses, Pfizer could itself, or could enable a third party to, conduct research on compounds that are the same or similar to those that we are researching. If we exercise the option and enter into the license agreement for a particular compound, our license to research, develop and commercialize products with such compounds for the animal health field will be exclusive, subject to any restrictions imposed by Pfizer and the joint steering committee. Except for certain compounds we began researching prior to the completion of the IPO, pursuant to any such license agreement, we will pay Pfizer an upfront payment, a milestone payment upon obtaining regulatory approval in a major market country and royalties on net sales. Our obligation to pay royalties will expire on a product-by-product and country-

109 |

by-country basis upon the later of: (i) the expiration of the related patents and data exclusivity or (ii) ten years after the first commercial sale of such product.
During the term of the agreement, we are required to reimburse Pfizer's and its affiliates' costs in connection with the agreement. Certain of such costs are paid in the form of an annual access fee and others are invoiced on a quarterly basis. The joint steering committee is comprised of an equal number of representatives from each party and acts by consensus. If consensus cannot be reached, the matter will be referred to each party's alliance manager to propose potential solutions. If the alliance managers fail to propose such a solution, the matter will be referred to senior executives of each party. If the senior executives do not resolve the matter, Pfizer will have final decision making authority.
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
We have confidentiality and other obligations related to the security of intellectual property and other confidential information and materials. If Pfizer reasonably believes that we violated these provisions, Pfizer is able to deny our access to such intellectual property and other confidential information and materials.
The term of the agreement is seven years, subject to extension by mutual agreement. The agreement will terminate with respect to particular compounds if intent to access or approval in principle is denied or we fail to exercise our license option. Pfizer is also able to terminate our rights under the agreement or any related license agreement (as applicable) with respect to any compound for which approval in principle has been granted (including compounds for which we have exercised the option and entered into a license agreement) if Pfizer pays us an agreed upon amount which is intended to reflect the fair market value of the compound under our license. This right will expire on a compound-by-compound basis when we submit a regulatory approval application for each compound in a major market country and will not apply to compounds for which approval in principle was granted prior to the completion of the IPO.
In the event of either party's uncured material breach, the other party can terminate the agreement. If the material breach concerns any security measures or confidentiality or use restrictions and such breach is the result of bad faith, gross negligence or willful misconduct, such breach will be deemed to not be curable and, in addition to the agreement terminating, Pfizer will be able to terminate any license agreements that we have entered into after exercising our option (except to the extent any license agreement relates to a commercial product).
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
Employment. We offered employment to employees who are providing services to our business and who did not otherwise transfer to our entities by operation of law. To the extent that severance obligations were triggered by such transfers, Pfizer administered the severance pay obligations in accordance with the terms and conditions of the applicable Pfizer severance pay plan or policy. Our employees who were providing services to our business and were on long-term disability on the applicable employee transfer date remained employees of Pfizer to the extent permissible under applicable law, collective bargaining agreements, trade union agreements or work council agreements.
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

110 |

Defined benefit and retiree medical plans. Our employees ceased to participate in the Pfizer U.S. qualified defined benefit pension plan and the U.S. retiree medical plan effective December 31, 2012, and liabilities allocable to our employees under such plans were retained by Pfizer. Our employees under the U.S. qualified defined benefit pension plan became 100% vested in their accrued benefits as of December 31, 2012. Pfizer will continue crediting certain employees' service with us generally through December 31, 2017 (or termination of employment from us, if earlier) for certain early retirement benefits with respect to the defined benefit pension plan, and for plan eligibility with respect to the retiree medical plan. Outside of the United States, Pfizer intends to transfer to us its defined benefit plan pension assets and liabilities associated with the employees transferring to us in certain countries as described in the applicable local separation agreements. In certain countries, it is anticipated that liabilities with respect to past service with Pfizer will be retained by Pfizer.
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
Defined contribution plans. The employee matters agreement provides for the transfer from the U.S. Pfizer qualified defined contribution plan to a U.S. Zoetis qualified defined contribution plan on the Plan Transition Date, with assets and liabilities allocable to the participants who transferred to us. Our employees under the Pfizer qualified defined contribution benefit plan will be 100% vested in their account balances as of the Plan Transition Date. Outside of the United States, we generally intend that Pfizer will transfer to our defined contribution plans assets and liabilities allocable to the employees transferring to us in the certain countries as described in any applicable local separation agreement.
Deferred compensation plans. With respect to the supplemental savings plan in the United States, we intend that Pfizer will transfer liabilities allocable to the employees who transferred to us as described in the employee matters agreement. Liabilities allocable to our employees under other Pfizer nonqualified plans will be retained by Pfizer.
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
Master manufacturing and supply agreements
We entered into two master manufacturing and supply agreements with Pfizer. Under one of these agreements, Pfizer manufactures and supplies us with animal health products, which we refer to as the “Pfizer-supplied products.” Under this agreement, our manufacturing and supply chain leadership has oversight responsibility over product quality and other key aspects of the manufacturing process with respect to the Pfizer-supplied products. Under the other agreement, we manufacture and supply Pfizer with human health products, which we refer to as the “Zoetis-supplied products.” Only our Kalamazoo manufacturing site manufactures Zoetis-supplied products. Following the termination of the lease agreements related to our Guarulhos manufacturing site and subject to the receipt of various regulatory approvals in Brazil, we expect that the Guarulhos site may also manufacture Zoetis-supplied products pursuant to this agreement. See "—Brazil lease agreements." We do not expect that any of our other sites will manufacture products for Pfizer.
Under the agreement related to the Pfizer-supplied products, our supply price is Pfizer's costs plus a percentage markup. Subject to limited exceptions, during the two years following the completion of the IPO, the markup will be 0% and, for the remainder of the term of the agreement, the markup will be 15%. The cost of each Pfizer-supplied product is subject to annual review, and there is a year-end true-up mechanism with respect to differences between budgeted and actual amounts. The agreement related to the Zoetis-supplied products contains reciprocal payment provisions pursuant to which Pfizer makes payments related to the Zoetis supplied products.
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
Environmental matters agreement
We entered into an environmental matters agreement with Pfizer immediately prior to the completion of the IPO. The agreement sets forth standards for each party's performance of remedial actions for liabilities allocated to each party under the global separation agreement, addresses our substitution for Pfizer with respect to animal health assets and remedial actions allocated to us (including substitution related to, for example, permits, financial assurances and consent orders), allows our conditional use of Pfizer's consultants and contractors to assist in the conduct of remedial actions and addresses the exchange of related information between the parties.
The agreement also sets forth standards of conduct for remedial activities at the co-located facilities: Guarulhos, Brazil; Catania, Italy; Hsinchu, Taiwan; and Kalamazoo, Michigan, in the U.S. In addition, the agreement sets forth site-specific terms to govern conduct at several of these co-located facilities. The agreement lasts perpetually; however, the agreement will terminate automatically if the global separation agreement terminates.
Screening services agreement
We entered into an agreement with Pfizer immediately prior to the completion of the IPO, pursuant to which we provide certain high throughput screening services to Pfizer's R&D organization. Pfizer pays us agreed-upon fees for these services.

111 |

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
The agreement expires, with respect to licensed patents, upon expiration of the last to expire patent right that Pfizer owns, with respect to third party intellectual property, upon expiration or termination of the agreement pursuant to which such third party intellectual property is licensed to Pfizer and with respect to know-how that Pfizer owns, upon the thirtieth anniversary of the agreement. Upon expiration of the agreement in its entirety, our licenses to know-how owned by Pfizer convert to fully paid-up, perpetual licenses. We are able to terminate the agreement in whole or in part upon prior written notice to Pfizer. In the event of either party's uncured material breach, the other party is able to terminate the agreement. The agreement also provides that insolvency of either party and the occurrence of certain other events related to each party's bankruptcy or indebtedness will also result in automatic termination. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or in limited instances, subject to Pfizer's right to terminate such license at will. Pfizer also has the ability to terminate any third party agreements under which it is sublicensing rights to us.
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

112 |

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
Brazil lease agreements
In September 2012, Pfizer's subsidiary, Laboratórios Pfizer Ltda. (Laboratórios), as lessee, and our subsidiary, PAH Brasil Participações Ltda., (PAH Brasil), as lessor, entered into: (i) the Private Instrument of Non Residential Lease Agreement and Others, which establishes and regulates the use of the real property at our Guarulhos, Brazil facility (the Real Property Lease) and (ii) the Private Instrument of Lease Agreement Movable Assets and Others, which establishes the terms of the use of the fixed assets at the same site (the Fixed Asset Lease and, together with the Real Property Lease, the Brazil Leases). As a result of a merger of PAH Brasil into Fort Dodge Saúde Animal Ltda. (Fort Dodge Brazil) with Fort Dodge Brazil surviving, the Brazil Leases were assigned to Fort Dodge Brazil, later renamed Zoetis Indústria de Produtos Veterinários Ltda. (Zoetis Brazil).
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
Covenants and obligations. Laboratórios is required to maintain the fixed assets and real property in the same condition as they were received, except for normal wear and tear and any improvements thereon, and is responsible for the repair of any damage. Improvements on the existing fixed assets and investments in new fixed assets are permitted under the Fixed Asset Lease, provided Fort Dodge Brazil is given notice thereof and consents to Laboratórios's proposal. Costs for such improvements are paid or reimbursed by Fort Dodge Brazil unless the fixed asset is used solely to manufacture human health products, in which case the cost shall be the responsibility of Laboratórios and, in the event a new asset is purchased, exclusive ownership shall be retained by Laboratórios. The Real Property Lease also permits improvements on the property to be implemented by Laboratórios at its sole and entire discretion. Laboratórios is entitled to reimbursement for any related costs as long as Fort Dodge Brazil consented to the implementation of the improvements.
Term and termination. The Brazil Leases will last for a period of five years commencing on September 28, 2012. The Real Property Lease provides for automatic renewals for successive periods of one year at Laboratórios's discretion, unless notice of non-renewal is provided by Laboratórios. The Fixed Asset Lease can be extended for additional terms of five years by executing an amendment to such lease.
The Brazil Leases terminate at any time if agreed upon by the parties. The Brazil Leases also terminate upon satisfaction of certain regulatory conditions that will permit the animal health manufacturing operations of Laboratórios to be transferred to Zoetis Brazil and the human pharmaceutical manufacturing operations to be transferred to another facility or party. The Fixed Asset Lease automatically terminates upon the termination of the Real Property Lease or, subject to certain conditions, the master manufacturing and supply agreement that provides for Zoetis-supplied products. The Real Property Lease automatically terminates upon the termination of the Fixed Asset Lease or the expropriation of the property and cannot be terminated by Zoetis Brazil prior to termination of the master manufacturing and supply agreement that provides for Zoetis-supplied products. In the event the property is partially or completely destroyed, Laboratórios has the option to terminate the Real Property Lease.
Mumbai, India interim lease agreement
We entered into an interim lease agreement with respect to our R&D facility in Mumbai, India. We will pay Pfizer a mutually agreed-upon rent for the facility and we anticipate the lease would expire upon the completion of the transfer of the Mumbai, India facility from Pfizer.

113 |

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
Policy concerning related person transactions
Our Board of Directors has adopted a written policy, which we refer to as the “related person transaction approval policy,” for the review of any transaction, arrangement or relationship in which we are a participant, if the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or beneficial holders of more than 5% of our total equity (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest. This policy was not in effect when we entered into the transactions described above.
Each of the agreements between us and Pfizer and its subsidiaries that have been entered into prior to the completion of the IPO, and any transactions contemplated thereby, have been deemed to be approved and not subject to the terms of such policy. If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to the Chair of our Audit Committee for so long as the controlled company phase-in rules apply and the Corporate Governance Committee thereafter (for purposes of this section only, we refer to each of these committees as the “Committee”). The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Committee. In approving or rejecting such proposed transactions, the Committee is required to consider relevant facts and circumstances. The Committee will approve only those transactions that, in light of known circumstances, are deemed to be in our best interests. In the event that any member of the Committee is not a disinterested person with respect to the related person transaction under review, that member will be excluded from the review and approval or rejection of such related person transaction; provided, however, that such Committee member may be counted in determining the presence of a quorum at the meeting of the Committee at which such transaction is considered. If we become aware of an existing related person transaction which has not been approved under the policy, the matter will be referred to the Committee. The Committee will evaluate all options available, including ratification, revision or termination of such transaction. In the event that management determines that it is impractical or undesirable to wait until a meeting of the Committee to consummate a related person transaction, the Chair of the Committee may approve such transaction in accordance with the related person transaction approval policy. Any such approval must be reported to the Committee at its next regularly scheduled meeting.
A copy of our related person transaction approval policy is available on our website.
Director Independence
Seven of our directors (Michael B. McCallister, Sanjay Khosla, Gregory Norden, Louise M. Parent, Willie M. Reed, Robert W. Scully and William C. Steere, Jr.) are independent under the applicable rules of the NYSE and the Exchange Act.
Item 14. Principal Accounting Fees and Services.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2013 and 2012 is incorporated by reference from the discussion under the heading Item 5—Ratification of Independent Registered Public Accounting Firm in our 2014 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 5—Ratification of Independent Registered Public Accounting Firm.

114 |

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following entire exhibits are included:

A.	(1) The financial statements and notes to financial statements are filed as part of this report in Item 8. Financial Statements and Supplementary Data.
(2)    The financial statement schedule is listed in the Index to Financial Statements on page 57.
(3)    The exhibits are listed in the Index to Exhibits.

115 |

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

Name	Title	Date

/S/ JUAN RAMÓN ALAIX	Chief Executive Officer and Director	March 26, 2014
Juan Ramón Alaix	(Principal Executive Officer)

/S/ RICHARD A. PASSOV	Executive Vice President and	March 26, 2014
Richard A. Passov	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	March 26, 2014
Michael B. McCallister

/S/ FRANK A. D'AMELIO	Director	March 26, 2014
Frank A. D’Amelio

/S/ SANJAY KHOSLA	Director	March 26, 2014
Sanjay Khosla

/s/ GREGORY NORDEN	Director	March 26, 2014
Gregory Norden

/S/ LOUISE M. PARENT	Director	March 26, 2014
Louise M. Parent

/S/ WILLIE M. REED	Director	March 26, 2014
Willie M. Reed

/s/ ROBERT W. SCULLY	Director	March 26, 2014
Robert W. Scully

/S/ WILLIAM C. STEERE, JR.	Director	March 26, 2014
William C. Steere, Jr.

116 |

The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to
Zoetis Inc.'s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2012 Annual
Report on Form 10-K filed on March 28, 2013)
Exhibit 4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Zoetis Inc.’s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Form of 1.150% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.5	Form of 1.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.5 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.6	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.6 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.7	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.7 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.2	Transitional Services Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.3	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.4	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)
Exhibit 10.5	Employee Matters Agreement (incorporated by reference to Exhibit 10.5 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 10.6	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.7	Pfizer Inc. Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments
(incorporated by reference to Exhibit 10.7 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.8	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)
Exhibit 10.9	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)
Exhibit 10.10	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.11	Private Instrument of Non Residential Lease Agreement and Others, dated September 28, 2012, by and between PAH Brasil
Participações Ltda. and Laboratórios Pfizer Ltda. (incorporated by reference to Exhibit 10.11 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))

117 |

Exhibit 10.12	Private Instrument of Lease Agreement Movable Assets and Others, dated September 28, 2012, by and between PAH Brasil
Participações Ltda. and Laboratórios Pfizer Ltda. (incorporated by reference to Exhibit 10.12 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.14	Master Manufacturing and Supply Agreement, dated October 1, 2012, by and between Pfizer Inc. and Zoetis Inc. (Pfizer as as manufacturer) (incorporated by reference to Exhibit 10.14 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 10.15	Registration Rights Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.15 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.16	Zoetis Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013)*
Exhibit 10.17	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013)*
Exhibit 10.18	Revolving Credit Agreement, dated as of December 21, 2012, among Zoetis Inc., the lenders named therein and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.19	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.20	Registration Rights Agreement, dated as of January 28, 2013, by and among Zoetis Inc. and Merrill Lynch, Pierce, Fenner &
Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.20 of Zoetis Inc.'s registration statement on Form
S-1 (File No. 333-183254))
Exhibit 10.21	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013)*
Exhibit 10.22	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013)*
Exhibit 10.23	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.22 on Form 10-K filed on March 28, 2013)*
Exhibit 10.24	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013)*
Exhibit 10.25	Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s
Current Report on Form 8-K filed on May 7, 2013)*
Exhibit 10.26	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013)*
Exhibit 10.27	Zoetis Supplemental Savings Plan (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-8, filed with the SEC on June 25, 2013 (File No. 333-189573)*
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges †
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

118 |

Sarbanes-Oxley Act of 2002 †
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith
*	Management contracts or compensatory plans or arrangements

119 |