Form 10-Q
period 2014-03-30
Zoetis Inc.
filed 2014-05-13
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
At May 9, 2014, there were 501,018,690 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2014	2013
Revenue	$1,097	$1,090
Costs and expenses:
Cost of sales(a)	379	402
Selling, general and administrative expenses(a)	356	357
Research and development expenses(a)	87	90
Amortization of intangible assets(a)	15	15
Restructuring charges and certain acquisition-related costs	3	7
Interest expense, net of capitalized interest	29	22
Other (income)/deductions—net	1	5
Income before provision for taxes on income	227	192
Provision for taxes on income	72	52
Net income before allocation to noncontrolling interests	155	140
Less: Net income/(loss) attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$155	$140
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.31	$0.28
Diluted	$0.31	$0.28
Weighted-average common shares outstanding:
Basic	500.231	500.000
Diluted	500.702	500.111
Dividends declared per common share	$0.072	$0.065

(a)
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate, in the condensed consolidated statements of income.

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Net income attributable to Zoetis Inc.	$155	$140
Other comprehensive income/(loss), net of taxes and reclassification adjustments(a):
Foreign currency translation adjustments, net	(11)	16
Benefit plans: Actuarial gains/(losses), net	—	(2)
Plan settlement, net(b)	3	—
Total other comprehensive income/(loss), net of tax	(8)	14
Comprehensive income before allocation to noncontrolling interests	147	154
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—
Comprehensive income attributable to Zoetis Inc.	$147	$154

(a)
Presented net of reclassification adjustments and tax impacts, which are not significant in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income.

(b) Reflects the first quarter 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility. See Note 12. Benefit Plans.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 31,
	2014	2013
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$506	$610
Accounts receivable, less allowance for doubtful accounts of $31 in each of 2014 and 2013	1,100	1,138
Inventories	1,316	1,293
Current deferred tax assets	95	97
Other current assets	205	219
Total current assets	3,222	3,357
Property, plant and equipment, less accumulated depreciation of $1,066 in 2014 and $1,028 in 2013	1,292	1,295
Goodwill	982	982
Identifiable intangible assets, less accumulated amortization	787	803
Noncurrent deferred tax assets	57	63
Other noncurrent assets	63	58
Total assets	$6,403	$6,558

Liabilities and Equity
Short-term borrowings	$16	$15
Accounts payable	363	506
Accrued compensation and related items	177	229
Income taxes payable	84	40
Dividends payable	36	36
Other current liabilities	451	589
Total current liabilities	1,127	1,415
Long-term debt	3,642	3,642
Noncurrent deferred tax liabilities	319	322
Other taxes payable	51	49
Other noncurrent liabilities	165	168
Total liabilities	5,304	5,596
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000 authorized, issued and outstanding 501 shares at March 30, 2014 and 500 shares at December 31, 2013	5	5
Additional paid-in capital	906	878
Retained earnings	395	276
Accumulated other comprehensive loss	(229)	(219)
Total Zoetis Inc. equity	1,077	940
Equity attributable to noncontrolling interests	22	22
Total equity	1,099	962
Total liabilities and equity	$6,403	$6,558

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
	Business		Additional		Other	Attributable to
	Unit	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Equity(a)	Stock(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2012	$4,183	$—	$—	$—	$(157)	$15	$4,041
Three months ended March 31, 2013
Comprehensive income	94	—	—	46	14	—	154
Share-based compensation expense	3	—	8	—	—	—	11
Net transfers—Pfizer Inc.	(376)	—	—	—	—	—	(376)
Separation adjustments(c)	414	—	—	—	22	—	436
Reclassification of net liability due to Pfizer, Inc.(d)	(60)	—	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in connection with
the Separation(e)	—	—	(3,449)	—	—	—	(3,449)
Issuance of common stock to Pfizer Inc. in connection
with the Separation and reclassification of Business
Unit Equity(e)	(4,258)	5	4,253	—	—	—	—
Dividends declared	—	—	—	(33)	—	—	(33)
Balance, March 31, 2013	$—	$5	$812	$13	$(121)	$15	$724

Balance, December 31, 2013	$—	$5	$878	$276	$(219)	$22	$962
Three months ended March 30, 2014
Comprehensive income	—	—	—	155	(8)	—	147
Share-based compensation plans	—	—	5	—	—	—	5
Defined contribution plan transactions(f)	—	—	21	—	—	—	21
Pension plan transfer from Pfizer Inc.(g)	—	—	2	—	(2)	—	—
Employee benefit plan contribution from Pfizer Inc.(h)	—	—	—	—	—	—	—
Dividends declared	—	—	—	(36)	—	—	(36)
Balance, March 30, 2014	$—	$5	$906	$395	$(229)	$22	$1,099

(a)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(b)	As of March 30, 2014, there were 500,738,620 outstanding shares of common stock.

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

(e)	Reflects the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(f)	Reflects company matching and profit-sharing contributions funded through the issuance of 704,671 shares of Zoetis Inc. common stock.

(g)
Reflects the first quarter 2014 transfer of a defined benefit pension plan from Pfizer Inc. and the associated reclassification from Additional Paid in Capital to Accumulated Other Comprehensive Loss. See Note 12. Benefit Plans.

(h)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 12. Benefit Plans.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Operating Activities
Net income before allocation to noncontrolling interests	$155	$140
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	50	51
Share-based compensation expense	5	11
Asset write-offs and asset impairments	—	3
Deferred taxes	2	7
Other non-cash adjustments	3	1
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.	(238)	68
Net cash (used in) provided by operating activities	(23)	281
Investing Activities
Purchases of property, plant and equipment	(45)	(22)
Net cash used in investing activities	(45)	(22)
Financing Activities
Increase in short-term borrowings, net	1	6
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	—	2,624
Consideration paid to Pfizer Inc. in connection with the Separation(a)	—	(2,457)
Cash dividends paid	(36)	—
Other net financing activities with Pfizer Inc.	—	(281)
Net cash used in financing activities	(35)	(108)
Effect of exchange-rate changes on cash and cash equivalents	(1)	—
Net (decrease) increase in cash and cash equivalents	(104)	151
Cash and cash equivalents at beginning of period	610	317
Cash and cash equivalents at end of period	$506	$468

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$13	$9
Interest, net of capitalized interest	59	—
Non-cash transactions:
Dividends declared, not paid	$36	$33
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(b)	—	992

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

See notes to condensed consolidated financial statements.
5 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization
Zoetis Inc. (including its subsidiaries, collectively, Zoetis, the company, we, us or our) is a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. We organize and operate our business in four geographic regions: the United States (U.S.); Europe/Africa/Middle East (EuAfME); Canada/Latin America (CLAR); and Asia/Pacific (APAC).
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

B.	Adjustments Associated with the Separation
In connection with the Separation, certain animal health assets and liabilities included in the pre-Separation balance sheet were retained by Pfizer and certain non-animal health assets and liabilities (not included in the pre-Separation balance sheet) were transferred to Zoetis. The 2013 adjustments to the historical balance sheet of Zoetis (collectively, the Separation Adjustments) represented approximately $445 million of net liabilities retained by Pfizer.
The Separation Adjustment associated with Accumulated Other Comprehensive Loss reflects the accumulated currency translation adjustment based on the actual legal entity structure of Zoetis.

C.	Senior Notes Offering
In connection with the Separation, on January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the senior notes offering) in a private placement, with an original issue discount of $10 million. For additional information, see Note 9A. Financial Instruments: Debt.

D.	Initial Public Offering (IPO)
After the Separation, on February 6, 2013, an IPO of 99,015,000 shares of our Class A common stock (including the exercise of the underwriters' over-allotment option) at a price of $26.00 per share was completed. Pfizer retained the net proceeds from the IPO.
Immediately following the IPO, there were 99,015,000 outstanding shares of Class A common stock and 400,985,000 outstanding shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock were identical, except with respect to voting and conversion rights. Following the IPO, Pfizer owned all of the outstanding shares of our Class B common stock, all of which was converted to Class A common stock in connection with the Exchange Offer. See E. Exchange Offer. There are no longer any shares of our Class B common stock outstanding.
As of February 6, 2013, the total number of shares authorized to issue are 6,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock.
In connection with the IPO, we entered into certain agreements that provide a framework for an ongoing relationship with Pfizer. For additional information, see Note 17. Transactions and Agreements with Pfizer.

E.	Exchange Offer
On May 22, 2013, Pfizer announced an exchange offer (the Exchange Offer) whereby Pfizer shareholders could exchange a portion of Pfizer common stock for Zoetis common stock. The Exchange Offer was completed on June 24, 2013, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis.

6 |

3.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three-month periods ended February 23, 2014 and February 24, 2013.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2013 Annual Report on Form 10-K.
Certain reclassifications of prior year information have been made to conform to the current year's presentation. In the first quarter of 2014, we realigned our segment reporting with respect to our Client Supply Services organization (CSS), which provides contract manufacturing services to third parties, to reflect how our chief operating decision maker currently evaluates our financial results. The revenue and earnings associated with CSS are now reported within Other business activities, separate from the four reportable segments. In 2013, CSS results were reported in the EuAfME segment. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented. We have revised our segment results presented herein to reflect this new segment structure, including for the comparable 2013 period. For additional information, see Note 16. Segment and Other Revenue Information.

A.	Basis of Presentation Prior to the Separation
Prior to the Separation, the combined financial statements were derived from the consolidated financial statements and accounting records of Pfizer and included allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. The pre-Separation financial statements and activities do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent public company during the period presented.

•
The pre-Separation period included in the condensed consolidated statement of income for the three months ended March 31, 2013 includes allocations from certain support functions (Enabling Functions) that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

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

•
The pre-Separation period included in the condensed consolidated statement of income for the three months ended March 31, 2013 includes allocations of certain manufacturing and supply costs incurred by manufacturing plants that are shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group (collectively, Pfizer Global Supply, or PGS). These costs may include manufacturing variances and changes in the standard costs of inventory, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The pre-Separation period included in the condensed consolidated statement of income for the three months ended March 31, 2013 also includes allocations from the Enabling Functions and PGS for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The pre-Separation period included in the condensed consolidated statement of income for the three months ended March 31, 2013 includes an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 13. Share-Based Payments.

7 |

The allocated expenses from Pfizer include the items noted below for the pre-Separation period for the three months ended March 31, 2013.

•	Enabling Functions operating expenses––approximately $11 million (in Selling, general and administrative expenses).

•	PGS manufacturing costs—approximately $2 million (in Cost of sales).

•
Other costs associated with cost reduction/productivity initiatives—additional depreciation associated with asset restructuring—approximately $2 million (in Selling, general and administrative expenses).

•	Other costs associated with cost reduction/productivity initiatives—implementation costs—approximately $1 million (in Selling, general and administrative expenses).

•	Share-based compensation expense—approximately $3 million ($1 million in Cost of sales and $2 million in Selling, general and administrative expenses).

•	Compensation-related expenses—approximately $1 million (in Selling, general and administrative expenses).

•	Interest expense—approximately $2 million.
Management believes that the allocations are a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the pre-Separation period included in the condensed consolidated statement of income for the three months ended March 31, 2013 reflects all of the costs of the animal health business of Pfizer.

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
The income tax provision prepared after the Separation is based on the actual legal entity structure of Zoetis, with certain accommodations pursuant to a tax matters agreement. For additional information, see Note 17. Transactions and Agreements with Pfizer.

4.	Significant Accounting Policies
New Accounting Standards
In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, this unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefits and deferred tax assets that exist at the reporting date. The provisions of the new standard were effective January 1, 2014 for annual and interim reporting periods and did not have a significant impact on our consolidated financial statements.
In March 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the accounting for cumulative translation adjustment (CTA) upon derecognition of assets or investment within a foreign entity. This new standard provides additional CTA accounting guidance on sales or transfers of foreign entity investments and assets as well as step acquisitions involving a foreign entity. The provisions of the new standard were effective as of January 1, 2014 and did not have a significant impact on our consolidated financial statements.
In February 2013, the FASB issued an accounting standards update regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings. The provisions of this standard require that these obligations are measured at the amount representing the agreed upon obligation of the company as well as additional liability amounts it expects to assume on behalf of other parties in the arrangement. The provisions of the new standard were effective January 1, 2014 and did not have a significant impact on our consolidated financial statements.

8 |

5.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
In the first quarter of 2014, we recorded a restructuring charge of $2 million related to employee severance costs in EuAfME as a result of an initiative to reduce costs and better align our organizational structure.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$2	$4
Restructuring charges(b):
Employee termination costs	—	—
Accelerated depreciation	1	—
Exit costs	—	3
Total Restructuring charges and certain acquisition-related costs	3	7

Other costs associated with cost-reduction/productivity initiatives:
Additional depreciation associated with asset restructuring––allocated(c)	—	2
Implementation costs––allocated(d)	—	1
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$3	$10

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)
The restructuring charges for the three months ended March 30, 2014 are primarily related to employee severance costs in EuAfME ($2 million), a reversal of a previously established reserve as a result of a change in estimate of severance costs ($2 million income), and accelerated depreciation related to the exiting of a research facility ($1 million). The restructuring charges for the three months ended March 31, 2013 are primarily related to the integration of FDAH and KAH.

The direct restructuring charges (benefits) are associated with the following:

•	For the three months ended March 30, 2014––EuAfME ($2 million) and Manufacturing/research/corporate ($1 million income).

•	For the three months ended March 31, 2013––Manufacturing/research/corporate ($3 million).

(c)
Additional depreciation associated with asset restructuring represents the impact of changes in the estimated lives of assets involved in restructuring actions. For the three months ended March 31, 2013, included in Selling, general and administrative expenses.

(d)
Implementation costs—allocated represent external, incremental costs directly related to implementing cost reduction/productivity initiatives, and primarily include expenditures related to system and process standardization and the expansion of shared services. Included in Selling, general and administrative expenses.

9 |

The components of and changes in our direct restructuring accruals follow:

	Employee
	Termination	Accelerated	Exit
(MILLIONS OF DOLLARS)	Costs	Depreciation	Costs	Accrual
Balance, December 31, 2013(a)	$15	—	$6	$21
Provision	—	1	—	1
Utilization and other(b)	(4)	(1)	(1)	(6)
Balance, March 30, 2014(a)	$11	—	$5	$16

(a)	At March 30, 2014 and December 31, 2013, included in Other current liabilities ($8 million and $13 million, respectively) and Other noncurrent liabilities ($8 million and $8 million, respectively).

(b)	Includes adjustments for foreign currency translation.

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Royalty-related income	$(8)	$(8)
Identifiable intangible asset impairment charges	—	1
Certain legal matters, net(a)	(2)	—
Foreign currency loss(b)	9	10
Other, net(c)	2	2
Other (income)/deductions—net	$1	$5

(a)	For the three months ended March 30, 2014, represents an insurance recovery of litigation related charges.

(b)
For the three months ended March 30, 2014, primarily driven by losses related to the depreciation of the Argentine peso in the first quarter of 2014. For the three months ended March 31, 2013, primarily related to the Venezuela currency devaluation in February 2013.

(c)
For the three months ended March 30, 2014, represents a pension plan settlement charge related to the divestiture of a manufacturing plant, partially offset by interest income and other miscellaneous income.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 31.7% for the first quarter of 2014, compared to 27.1% for the first quarter of 2013. The higher effective tax rate in the first quarter of 2014 compared to the first quarter of 2013 was primarily attributable to:

•	an $8 million discrete tax expense during the first quarter of 2014 related to a prior period intercompany inventory adjustment;

•	changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs; and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit, which was retroactively extended on January 3, 2013.
As of the Separation date, we operate under a new standalone legal entity structure. In connection with the Separation, adjustments have been made to the income tax accounts. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

B.	Tax Matters Agreement
In connection with the Separation, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For additional information, see below and Note 17. Transactions and Agreements with Pfizer.
In connection with this agreement and the Separation, our income tax accounts reflect Separation Adjustments, including significant adjustments to the deferred income tax asset and liability accounts and the tax liabilities associated with uncertain tax positions. For additional information, see below and Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

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
As of March 30, 2014, the total net deferred income tax liability of $180 million is included in Current deferred tax assets ($95 million), Noncurrent deferred tax assets ($57 million), Other current liabilities ($13 million) and Noncurrent deferred tax liabilities ($319 million).
As of December 31, 2013, the total net deferred income tax liability of $177 million is included in Current deferred tax assets ($97 million), Noncurrent deferred tax assets ($63 million), Other current liabilities ($15 million) and Noncurrent deferred tax liabilities ($322 million).

D.	Tax Contingencies
As of March 30, 2014, the tax liabilities associated with uncertain tax positions of $48 million (exclusive of interest and penalties related to uncertain tax positions of $9 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($42 million).
As of December 31, 2013, the tax liabilities associated with uncertain tax positions of $45 million (exclusive of interest related to uncertain tax positions of $11 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($39 million).
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

11 |

8.	Accumulated Other Comprehensive Loss
Changes, net of tax, in accumulated other comprehensive loss follow:

	Currency Translation			Accumulated
	Adjustment	Benefit Plans		Other
	Net Unrealized	Actuarial		Comprehensive
(MILLIONS OF DOLLARS)	Losses	Gains/(Losses)		Loss
Balance, December 31, 2013	$(212)	$(7)		$(219)
Other comprehensive income (loss), net of tax	(11)	3	(a)	(8)
Pension plan transfer from Pfizer Inc.(b)	—	(2)		(2)
Balance, March 30, 2014	$(223)	$(6)		$(229)

(a)	Includes the first quarter 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility. See Note 12. Benefit Plans.
(b) Reflects the first quarter 2014 transfer of a defined benefit pension plan from Pfizer Inc. and the associated reclassification from Additional Paid in Capital to Accumulated other Comprehensive Loss. See Note 12 Benefit Plans.

9.	Financial Instruments

A.	Debt
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of March 30, 2014 and December 31, 2013. There were no borrowings outstanding as of March 30, 2014 and December 31, 2013.
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 30, 2014, we had access to $67 million of lines of credit which expire at various times through 2016. Short-term borrowings outstanding related to these facilities were $16 million and $15 million as of March 30, 2014 and December 31, 2013, respectively. Long-term borrowings outstanding related to these facilities were $2 million as of both March 30, 2014 and December 31, 2013.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 30, 2014 and December 31, 2013, there was no commercial paper issued under this program.
Short-Term Borrowings
There were short-term borrowings of $16 million and $15 million as of March 30, 2014 and December 31, 2013, respectively (see Credit Facilities). The weighted-average interest rate on short-term borrowings outstanding was 7.2% and 5.7% for the periods ended March 30, 2014 and December 31, 2013, respectively.
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

12 |

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
The components of our long-term debt follow:

	March 30,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Lines of credit, due 2016-2017	2	2
1.150% Senior Notes due 2016	400	400
1.875% Senior Notes due 2018	750	750
3.250% Senior Notes due 2023	1,350	1,350
4.700% Senior Notes due 2043	1,150	1,150
	3,652	3,652
Unamortized debt discount	(10)	(10)
Long-term debt	$3,642	$3,642
The fair value of our long-term debt was $3,612 million and $3,526 million as of March 30, 2014 and December 31, 2013, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’s credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding as of March 30, 2014 matures in the following years:

						After
(MILLIONS OF DOLLARS)	2015	2016	2017	2018	2019	2019	Total
Maturities	$—	$401	$1	$750	$—	$2,500	$3,652
Interest Expense
Interest expense, net of capitalized interest, was $29 million and $22 million for the three months ended March 30, 2014 and March 31, 2013, respectively. Capitalized interest was $1 million for each three-month period ended March 30, 2014 and March 31, 2013.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.6 billion and $1.4 billion, as of March 30, 2014 and December 31, 2013, respectively. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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

13 |

Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments are as follows:

		Fair Value of Derivatives
		March 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2014	2013
Foreign currency forward-exchange contracts	Other current assets	$7	$10
Foreign currency forward-exchange contracts	Other current liabilities	(7)	(5)
Total foreign currency forward-exchange contracts		$—	$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The net gains incurred on foreign currency forward-exchange contracts not designated as hedging instruments were $12 million and $6 million for the three months ended March 30, 2014 and March 31, 2013, respectively, and are recorded in Other (income)/deductions—net. These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

10.	Inventories
The components of inventory follow:

	March 30,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Finished goods	$790	$862
Work-in-process	284	218
Raw materials and supplies	242	213
Inventories	$1,316	$1,293

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2013	$501	$157	$162	$162	$982
Other(a)	—	—	—	—	—
Balance, March 30, 2014	$501	$157	$162	$162	$982

(a)	Primarily reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,518 million as of March 30, 2014 and December 31, 2013. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of March 30, 2014 and December 31, 2013.

14 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of March 30, 2014			As of December 31, 2013
			Identifiable			Identifiable
			Intangible			Intangible
	Gross		Assets, Less	Gross		Assets, Less
	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$766	$(230)	$536	$762	$(219)	$543
Brands	216	(102)	114	216	(100)	116
Trademarks and trade names	59	(39)	20	59	(38)	21
Other	120	(117)	3	121	(116)	5
Total finite-lived intangible assets	1,161	(488)	673	1,158	(473)	685
Indefinite-lived intangible assets:
Brands	39	—	39	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	8	—	8	12	—	12
Total indefinite-lived intangible assets	114	—	114	118	—	118
Identifiable intangible assets	$1,275	$(488)	$787	$1,276	$(473)	$803

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $15 million and $16 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million in each three-month period ended March 30, 2014 and March 31, 2013.
As part of the Separation, certain Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation) were made to transfer the assets and liabilities of certain international defined benefit pension plans to Zoetis in the first quarter of 2013, and we assumed the liabilities allocable to employees transferring to us. Prior to the Separation, these benefit plans were accounted for as multi-employer plans. Also as part of the Separation, a net liability was recognized in 2013 for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement. During the first quarter of 2014, our pension plan in Japan was transferred to us from Pfizer. The net pension obligation (approximately $2 million) and the related accumulated other comprehensive loss (approximately $2 million, net of tax) associated with this plan were recorded, and the $21 million net liability recognized in 2013 was reduced to $19 million as of March 30, 2014.
Pension expense associated with our dedicated international pension plans was approximately $6 million and $0.5 million for the three months ended March 30, 2014 and March 31, 2013, respectively. The three months ended March 30, 2014 includes a settlement charge of approximately $4 million (approximately $3 million, net of tax) associated with the 2012 sale of our Netherlands manufacturing plant. The active participants in the plan were transferred to the buyer at the time of sale and the plan liability associated with inactive participants remained with the insurance contract that was used to finance the plan. The insurance contract was also transferred to the buyer although we remained liable for the proportion of administrative costs that related to inactive members under the terms of this contract through December 31, 2013. Under the terms of the sale agreement, the contract was terminated on December 31, 2013 (fiscal year 2014 for our international operations) and the liability for benefits associated with this plan reverted in full to the insurance company.
Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $1 million and $3 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

15 |

Contributions to the dedicated international benefits plans and the international plans accounted for as multi-employer plans were approximately $3 million and $2 million for the three months ended March 30, 2014 and March 31, 2013, respectively. We expect to contribute a total of approximately $8 million to these plans in 2014.

13.	Share-Based Payments
The company may grant a variety of share-based payments under the Zoetis 2013 Equity and Incentive Plan (Equity Plan) to employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock unit awards (DSUs), performance-based awards and other equity-based or cash-based awards.
The components of share-based compensation expense follow:

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Stock option expense	$3	$2
RSU / DSU expense	2	1
Pfizer stock benefit plans—direct	—	8
Share-based compensation expense—total	$5	$11
During the three months ended March 30, 2014, the company granted 2,900,817 stock options with a weighted-average exercise price of $30.89 per stock option and a weighted-average fair value of $8.01 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The fair value was estimated based on the following assumptions: risk-free interest rate of 2.01%; expected dividend yield of 0.93%; expected stock price volatility of 24.8%; and expected term of 6.5 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 30, 2014, the company granted 803,652 RSUs with a weighted-average grant date fair value of $30.89 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 30, 2014, the company granted 36,256 DSUs with a weighted-average grant date fair value of $30.89 per DSU. DSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. DSUs vest immediately as of the grant date and the values are expensed at the time of grant into Selling, general and administrative expenses.

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2014	2013
Numerator
Net income before allocation to noncontrolling interests	$155	$140
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$155	$140
Denominator
Weighted-average common shares outstanding	500.231	500.000
Common stock equivalents: stock options, RSUs and DSUs	0.471	0.111
Weighted-average common and potential dilutive shares outstanding	500.702	500.111
Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.31	$0.28
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.31	$0.28

16 |

15.	Commitments and Contingencies
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

17 |

PregSure®
We have received in total approximately 240 claims in Europe and New Zealand seeking damages related to calves claimed to have died of Bovine Neonatal Pancytopenia (BNP) on farms where PregSure BVD, a vaccine against Bovine Virus Diarrhea (BVD) was used. BNP is a rare syndrome that first emerged in cattle in Europe in 2006. Studies of BNP suggest a potential association between the administration of PregSure and the development of BNP, although no causal connection has been established. The cause of BNP is not known.
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
In early August 2013, new labor claims were filed against FDSAL as well as 57 other companies. These claims were filed by 30 employees of the local waste incineration facility that was used by FDSAL and the 57 other companies. The employees of the incineration facility allege that FDSAL and the other users of the facility are severally liable for health injuries suffered in connection with plaintiffs’ employment at the waste site. Based on legal precedent, it is possible that FDSAL may be considered a liable party. The plaintiffs' lawyers presented a motion for discontinuance of these 30 labor claims during the hearing held on December 9, 2013, because (i) not all defendants had been summoned which would generate delays in the proceedings and preliminaries of lawsuits' dismissal, and (ii) the pieces of evidence for each claim shall be more concentrated. The court dismissed the cases on the same date.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 30, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

18 |

16.	Segment and Other Revenue Information

A.	Segment Information
In the first quarter of 2014, we realigned our segment reporting with respect to our Client Supply Services (CSS) organization, which provides contract manufacturing services to third parties, to reflect how our chief operating decision maker currently evaluates our financial results. The revenue and earnings associated with CSS are now reported within Other business activities, separate from our four reportable segments. In 2013, CSS results were reported in the EuAfME segment. The current presentation of segments is more reflective of our commercial business since CSS operates differently from our commercial operations within the geographic segments. CSS revenue for the first, second, third and fourth quarters of 2013, including livestock (LS) and companion animal (CA) revenue, was $11 million (LS - $3 million; CA - $8 million), $12 million (LS - $3 million; CA - $9 million), $14 million (LS - $4 million; CA - $10 million) and $16 million (LS - $5 million; CA - $11 million), respectively. CSS earnings (loss) for the first, second, third and fourth quarters of 2013 was $3 million, $(2) million, $2 million and $5 million, respectively. We have revised our segment results presented herein to reflect this new segment structure, including for the comparable 2013 period.
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
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities includes our CSS contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market clinical trials and regulatory activities are generally included in the respective regional segment.

•
Corporate, which is responsible for platform functions such as business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.

•
Certain transactions and events such as (i) Purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, where we incur costs for restructuring and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs and costs associated with cost reduction/productivity initiatives.

•
Other unallocated, which includes certain overhead expenses associated with our global manufacturing operations not charged to our operating segments. Effective January 1, 2014, Other unallocated also includes certain costs associated with business technology and finance that specifically support our global manufacturing operations. These costs were previously reported in Corporate. Also, beginning in the first quarter of 2014, certain supply chain and global logistics costs that were previously reported in the four reportable segments are reported in Other unallocated. This presentation better reflects how we measure the performance of the global manufacturing organization.

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.4 billion and $6.6 billion at March 30, 2014 and December 31, 2013, respectively.

19 |

Selected Statement of Income Information

					Depreciation and
	Revenue(a)		Earnings(b)		Amortization(c)
	March 30,	March 31,	March 30,	March 31,	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013	2014	2013
Three months ended
U.S.	$479	$454	$278	$234	$8	$14
EuAfME	270	279	112	114	5	6
CLAR	168	171	64	52	3	5
APAC	169	175	66	75	5	4
Total reportable segments	1,086	1,079	520	475	21	29
Other business activities(d)	11	11	(72)	(71)	7	7
Reconciling Items:
Corporate(e)	—	—	(125)	(116)	6	2
Purchase accounting adjustments(f)	—	—	(12)	(12)	12	12
Acquisition-related costs(g)	—	—	(2)	(6)	—	—
Certain significant items(h)	—	—	(36)	(42)	2	—
Other unallocated(i)	—	—	(46)	(36)	2	1
	$1,097	$1,090	$227	$192	$50	$51

(a)	Revenue denominated in euros was $168 million for both the three months ended March 30, 2014 and March 31, 2013.

(b)	Defined as income before provision for taxes on income.

(c)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(d)	Other business activities reflect the research and development costs managed by our Research and Development organization, as well as our contract manufacturing business.

(e)	Corporate includes, among other things, administration expenses, interest expense, certain compensation and other costs not charged to our operating segments.

(f)	Purchase accounting adjustments include certain charges related to intangible assets and property, plant and equipment not charged to our operating segments.

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

•
In the first quarter of 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $33 million; (ii) restructuring charges of $2 million related to employee severance costs in EuAfME, offset by $2 million income related to a reversal of a previously established reserve as a result of a change in estimate of severance costs; (iii) additional depreciation associated with asset restructuring of $1 million; (iv) a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million; and (v) an insurance recovery of litigation related charges of $2 million income. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs.

•
In the first quarter of 2013, Certain significant items includes: (i) Zoetis stand-up costs of $34 million; (ii) charges related to transitional manufacturing purchase agreements associated with divestitures of $4 million; (iii) restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition of $3 million; and (iv) certain asset impairment charges of $1 million.

(i)	Includes overhead expenses associated with our manufacturing operations.

20 |

B.	Other Revenue Information
Revenue by Species
Significant species revenue are as follows:

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Livestock:
Cattle	$391	$390
Swine	160	155
Poultry	135	133
Other	20	25
	706	703
Companion Animal:
Horses	43	42
Dogs and Cats	337	334
	380	376

Contract Manufacturing	$11	$11

Total revenue	$1,097	$1,090
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Anti-infectives	$322	$307
Vaccines	274	274
Parasiticides	151	163
Medicated feed additives	104	104
Other pharmaceuticals	191	187
Other non-pharmaceuticals	44	44
Contract manufacturing	11	11
Total revenue	$1,097	$1,090

17.	Transactions and Agreements with Pfizer
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

•
Tax matters agreement. This agreement governs ours and Pfizer's respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Pursuant to this agreement, we have also agreed to certain covenants that contain restrictions intended to preserve the tax-free status of certain transactions, and we have agreed to indemnify Pfizer and its affiliates against any and all tax-

21 |

related liabilities incurred by them relating to these transactions to the extent caused by an acquisition of our stock or assets or by any other action undertaken by us.

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

22 |

The amounts charged under each of the agreements with Pfizer, while Pfizer was still a related party, for the three months ended March 31, 2013 were as follows:

(MILLIONS OF DOLLARS)
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
At March 30, 2014 and December 31, 2013, $88 million and $121 million, respectively, was included in Accounts receivable as receivable from Pfizer, and $126 million and $181 million, respectively, was included in Accounts payable as payable to Pfizer.

23 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of March 30, 2014, and the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 30, 2014 and March 31, 2013. These condensed consolidated financial statements are the responsibility of the Company's management.
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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of March 30, 2014 and for the three-month periods ended March 30, 2014 and March 31, 2013 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoetis Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
May 13, 2014

24 |

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Introduction
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding the results of operations, comprehensive income, financial condition and cash flows of Zoetis Inc. (Zoetis). This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business of our 2013 Annual Report on Form 10-K.	25
Our operating environment	Information regarding the animal health industry and factors that affect our company.	26
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the condensed consolidated financial statements.	28
Analysis of the condensed consolidated statements of income	Consists of the following for all periods presented:
	• Revenue: An analysis of our revenue in total.	30
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	30
	• Operating segment results: A discussion of our revenue by operating segment and species and items impacting our earnings before income tax.	33
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	36
Our financial guidance for 2014	A discussion of our 2014 financial guidance.	39
Analysis of the condensed consolidated statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	40
Analysis of the condensed consolidated balance sheets	A discussion of changes in certain balance sheet accounts for all balance sheets presented.	40
Analysis of the condensed consolidated statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	40
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	41
New accounting standards	Accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.	43
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategic review, capital allocation and business-development plans. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.	43
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
The animal health medicines and vaccines industry is characterized by meaningful differences in customer needs across different regions. As a result of these differences, among other things, we manage our operations through four geographic operating segments. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. Our four operating segments are the United States (U.S.), Europe/Africa/Middle East (EuAfME), Canada/Latin America (CLAR) and Asia/Pacific (APAC). See Notes to Condensed Consolidated Financial Statements—Note 16. Segment and Other Revenue Information.
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

25 |

We believe our investments in the industry’s largest sales organization, including our extensive network of technical and veterinary operations specialists, our high-quality manufacturing and reliability of supply, and our long track record of developing products that meet customer needs, has led to enduring and valued relationships with our customers. Our research and development (R&D) efforts enable us to deliver innovative products to address unmet needs and evolve our product lines so they remain relevant for our customers.
A summary of our 2014 performance compared to the comparable 2013 period follows:

	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Revenue	$1,097	$1,090	1
Net income attributable to Zoetis	155	140	11
Adjusted net income(a)	191	179	7

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this MD&A for more information.
Our ownership
On February 6, 2013, an initial public offering (IPO) of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange under the symbol “ZTS.” Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. On June 24, 2013, an exchange offer was completed whereby Pfizer shareholders exchanged a portion of Pfizer common stock for Zoetis common stock, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis. We refer to the transactions to separate our business from Pfizer, as described here and elsewhere in this quarterly report, as the "Separation."
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

•	increasing focus on food safety.
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

26 |

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
In December 2013, the FDA announced final guidance establishing procedures for the voluntary phase out in the United States over a three-year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. We believe the impact of this FDA guidance on our financial performance will not be significant based on the overall diversity and breadth of our product portfolio of medicines, vaccines, and diagnostics serving eight core species.
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
In addition, veterinary hospitals and practitioners depend on visits from and access to the animals under their care. Veterinarians’ patient volume and ability to operate could be adversely affected if they experience prolonged snow, ice or other severe weather conditions, particularly in regions not accustomed to sustained inclement weather. Furthermore, livestock producers depend on the availability of natural resources, including large supplies of fresh water. Their animals’ health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth or floods, droughts or other weather conditions. In the event of adverse weather conditions or a shortage of fresh water, veterinarians and livestock producers may purchase less of our products.
For example, drought conditions could negatively impact, among other things, the supply of corn and the availability of grazing pastures. A decrease in harvested corn results in higher corn prices, which could negatively impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices and reduced availability of grazing pastures contributes to reductions in herd or flock sizes that in turn results in less spending on animal health products. As such, a prolonged drought could have a material adverse impact on our operating results and financial condition. Factors influencing the magnitude and timing of effects of a drought on our performance include, but may not be limited to, weather patterns and herd management decisions. The widespread drought which impacted parts of the United States during 2011, 2012, and in some regions in 2013, was considered the worst in many years and affected our performance in the United States market in 2012 and in the first half of 2013.
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
Beginning in 2013, there have been several reported cases of the H7N9 avian influenza virus in China. In late March 2013, the Chinese government reported the first case of the H7N9 avian influenza virus. Since that time, over 370 cases have been detected. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2014 global revenue will not be significant. While

27 |

China continues to represent a growth opportunity for us, sales in this country represented less than 2% of our total revenue in 2013 and the majority was generated by our swine business.
In addition, since the second quarter of 2013 some producers in the United States have been experiencing an outbreak of the porcine epidemic diarrhea virus (PEDv). PEDv has existed in parts of Asia for many years. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting pork producers in understanding and controlling PEDv, and we are partnering with the key stakeholders, including various academic institutions such as the University of Minnesota and Iowa State University. Since first reported in the United States in the second quarter of 2013, the disease has continued to spread and has now been reported in at least 30 U.S. states, Canada, Mexico, and parts of South America. According to recent reports, the outbreak has impacted up to 50% of the sows in the United States, and up to one-third of the sows in Mexico. Furthermore, during the first quarter of 2014, active cases of PEDv were reported in several new markets in Asia, including Japan, South Korea and Taiwan. We currently believe the impact of PEDv on our 2014 revenue will not be significant. However, we are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on our 2014 revenue.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenues are influenced by changes in foreign exchange rates. For the three months ended March 30, 2014, approximately 53% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 30, 2014, approximately 47% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 3% from changes in foreign currency values relative to the U.S. dollar.
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for three months ended March 31, 2013.
In the first quarter of 2014, the Venezuelan government expanded its exchange mechanisms, resulting in three official rates of exchange for the Venezuelan bolivar. As of March 31, 2014, those rates of exchange were the CENCOEX rate of 6.3; the SICAD I rate of 10.7; and the SICAD II rate of 50.86. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We will experience ongoing adverse impacts to earnings as our revenue, costs and expenses will be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations. As of March 30, 2014, in Venezuela we had net monetary assets denominated in local currency of $32 million. During the first quarter of 2014, our revenue from Venezuela was approximately $13 million. We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances.
Comparability of historical results and our relationship with Pfizer
During the periods prior to our IPO, we operated solely as a business unit of Pfizer. The combined financial statements prior to the IPO were derived from the consolidated financial statements and accounting records of Pfizer and include allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. The combined financial statements do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent public company during these periods. In addition, the historical combined financial statements may not be reflective of what our results of operations, comprehensive income/(loss), financial position, equity or cash flows might be in the future as an independent public company.
For a detailed description of the basis of presentation and an understanding of the limitations of the predictive value of the historical combined financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3. Basis of Presentation.
Our historical expenses are not necessarily indicative of the expenses we may incur in the future as an independent public company. With respect to support functions, for example, our historical combined financial statements include expense allocations for certain support functions that were provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others. As part of the Separation, pursuant to agreements with Pfizer, Pfizer provides us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we are incurring other costs to replace the services and resources that will not be provided by Pfizer. As an independent public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from Pfizer.
We also expect to incur certain nonrecurring costs related largely to becoming an independent public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of a standalone systems and infrastructure, site separation, certain legal registration and patent assignment costs and certain restructuring and other charges. In addition, we will also incur certain costs related to the completion of FDAH integration activities. We expect all of the aforementioned nonrecurring costs to range between approximately $165 million to $185 million in 2014. These estimates exclude the impact of any depreciation or amortization of capitalized separation expenditures.

28 |

Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for equity award purposes. On June 24, 2013, Pfizer completed the Exchange Offer whereby Pfizer disposed of all of its shares of Zoetis common stock owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rata basis, outstanding Pfizer RSUs, Total Shareholder Return Units (TSRUs) and Performance Share Awards (PSAs) previously granted to our employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested Pfizer stock options previously granted to our employees accelerated in full, and our employees generally have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from Pfizer's completion of the Exchange Offer), (ii) termination of their employment from Zoetis, or (iii) the expiration date of the stock option. Zoetis employees who held Pfizer stock options and were retirement eligible as of June 24, 2013 will have the full term of the stock option to exercise.
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
Delays in establishing new operating subsidiaries
Due to local regulatory and operational requirements in certain non-U.S. jurisdictions, the transfer to us of certain assets and liabilities of Pfizer's animal health business had not yet legally occurred as of the IPO Date. These assets and liabilities were not material to our consolidated financial statements, individually or in the aggregate. All expected subsidiaries have been established and the related assets and liabilities have transferred as of December 31, 2013.
Agreements with Pfizer
On February 6, 2013, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. This agreement has a service commencement date of January 1, 2013 in the United States and December 1, 2012 for our international locations. In addition, we also entered into a master manufacturing and supply agreement with Pfizer on October 1, 2012, whereby we and Pfizer agreed to manufacture and supply products to each other commencing January 1, 2013. See Notes to Condensed Consolidated Financial Statements— Note 17. Transactions and Agreements with Pfizer for more information related to these and other agreements, including the related costs.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

29 |

	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Revenue	$1,097	$1,090	1
Costs and expenses:
Cost of sales(a)	379	402	(6)
% of revenue	35%	37%
Selling, general and administrative expenses(a)	356	357	—
% of revenue	32%	33%
Research and development expenses(a)	87	90	(3)
% of revenue	8%	8%
Amortization of intangible assets(a)	15	15	—
Restructuring charges and certain acquisition-related costs	3	7	(57)
Interest expense, net of capitalized interest	29	22	32
Other (income)/deductions—net	1	5	(80)
Income before provision for taxes on income	227	192	18
% of revenue	21%	18%
Provision for taxes on income	72	52	38
Effective tax rate	31.7%	27.1%
Net income before allocation to noncontrolling interests	155	140	11
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
Net income attributable to Zoetis	$155	$140	11
% of revenue	14%	13%
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

Revenue
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Total revenue increased by $7 million, or 1%, in the first quarter of 2014 compared to the first quarter of 2013, reflecting higher operational revenue of $40 million or 4%, comprised of 3% volume and 1% price. Operational results are defined as revenue excluding the impact of foreign exchange. Growth was driven by increased revenue in the U.S. segment as well as good performance in emerging markets, particularly Brazil and China. Total livestock sales increased 4% operationally, driven by strong sales of our swine and poultry portfolios. Total companion animal sales increased 3% operationally, driven by the introduction of Apoquel® in the U.S., UK and Germany, as well as the strong performance in Latin American countries due to the continued increase in the medicalization rates. Partially offsetting the increase in operating revenue was the unfavorable impact of foreign exchange, which decreased revenue by approximately $33 million, or 3%, driven by the depreciation of certain international currencies, particularly the Brazilian Real, the Australian Dollar and the Japanese Yen.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Cost of sales(a)	$379	$402	(6)
% of revenue	34.5%	36.9%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were $3 million in the first quarter of 2013.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Cost of sales decreased by $23 million, or 6%, in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of:

•
lower global manufacturing and supply costs as compared with 2013, reflective of incremental spend associated with the build-up of our operations throughout 2013, which will be most evident in the second half of 2014;

•	product and geographic mix; and

30 |

•	favorable foreign exchange;
partially offset by:

•	an increase in inventory obsolescence reserves in the first quarter of 2014.

Selling, general and administrative expenses
	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Selling, general and administrative expenses(a)	$356	$357	—
% of revenue	32%	33%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were $24 million in the first quarter of 2013.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Selling, general & administrative (SG&A) expenses decreased by $1 million in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of:

•	a reduction in the amount of one-time costs related to becoming an independent public company;

•	reduced marketing expense due primarily to the timing of spend, as compared with the first quarter of 2013; and

•	favorable foreign exchange;
partially offset by:

•	additional costs due to the build-up of our enabling functions and related costs post-separation from Pfizer; and

•	increased field selling and distribution expenses in certain regions due to higher sales and increased temperature-controlled supply chain costs.

Research and development expenses
	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Research and development expenses	$87	$90	(3)
% of revenue	8%	8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
R&D expenses decreased by $3 million, or 3%, in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of

•	lower expenses related to our research alliances R&D spend;

•	reduced spending on supplies and other indirect R&D expenses; and

•	savings associated with the closure of two R&D sites;
partially offset by:

•	an increase in direct project spend.

Amortization of intangible assets
	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Amortization of intangible assets	$15	$15	—
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Amortization of intangible assets was flat in the first quarter of 2014 compared to the first quarter of 2013.

31 |

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Restructuring charges and certain acquisition-related costs	$3	$7	(57)
Certain amounts and percentages may reflect rounding adjustments.
In the first quarter of 2014, we recorded a restructuring charge of $2 million related to employee severance costs in EuAfME as a result of an initiative to reduce costs and better align the organizational structure. We may incur additional restructuring costs throughout 2014 as we finalize plans and programs.
Our acquisition-related costs primarily related to restructuring charges for employees, assets and activities that will not continue in the future as well as integration costs. The majority of these net restructuring charges are related to termination costs, but we also exited a number of distributor and other contracts and performed some facility rationalization efforts. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Restructuring charges and certain acquisition-related costs decreased by $4 million, or 57% in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of the nonrecurrence of restructuring charges related to the integration of FDAH and KAH.

Interest expense, net of capitalized interest
	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Interest expense, net of capitalized interest	$29	$22	32
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Interest expense, net of capitalized interest, increased by $7 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the issuance of our senior notes on January 28, 2013. Interest expense related to allocated debt was $2 million for the three months ended March 31, 2013.

Other (income)/deductions—net
	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Other (income)/deductions—net	$1	$5	(80)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
The change in Other (income)/deductions—net reflects a favorable impact of $4 million on income attributable to Zoetis in the first quarter of 2014 compared to the first quarter of 2013, primarily due to:

•	an insurance recovery of litigation related charges of $2 million income; and

•	lower foreign currency losses;
partially offset by:

•	a pension plan settlement charge of $4 million related to the divestiture of a manufacturing plant.

Provision for taxes on income
	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Provision for taxes on income	$72	$52	38
Effective tax rate	31.7%	27.1%
Certain amounts and percentages may reflect rounding adjustments.

32 |

The effective tax rate was 31.7% for the first quarter of 2014, compared to 27.1% for the first quarter of 2013. The higher effective tax rate for the first quarter of 2014 compared to the first quarter of 2013 was primarily attributable to:

•	an $8 million discrete tax expense during the first quarter of 2014 related to an intercompany inventory adjustment;

•	changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs; and

•	a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit, which was retroactively extended on January 3, 2013.
Operating Segment Results
In the first quarter of 2014, we realigned our segment reporting with respect to our Client Supply Services (CSS) organization, which provides contract manufacturing services to third parties, to reflect how our chief operating decision maker currently evaluates our financial results. The revenue and earnings associated with CSS are now reported within Other business activities, separate from our four reportable segments. In 2013, CSS results were reported in the EuAfME segment. Because CSS is operated differently from our commercial operations within the geographic segments, we believe our current presentation of segments is more reflective of our commercial business. CSS revenue for the first, second, third and fourth quarters of 2013, including livestock (LS) and companion animal (CA) revenue, was $11 million (LS - $3 million; CA - $8 million), $12 million (LS - $3 million; CA - $9 million), $14 million (LS - $4 million; CA - $10 million) and $16 million (LS - $5 million; CA - $11 million), respectively. CSS earnings (loss) for the first, second, third and fourth quarters of 2013 was $3 million, $(2) million, $2 million and $5 million, respectively. We have revised our segment results presented herein to reflect this new segment structure, including for the comparable 2013 period.
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of our revenue between livestock and companion animal products is as follows:

			% Change
	Three Months Ended			Related to
	March 30,	March 31,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.
Livestock	$263	$245	7	—	7
Companion animal	216	209	3	—	3
	479	454	6	—	6
EuAfME
Livestock	181	192	(6)	—	(6)
Companion animal	89	87	2	1	1
	270	279	(3)	1	(4)
CLAR
Livestock	135	139	(3)	(12)	9
Companion animal	33	32	3	(12)	15
	168	171	(2)	(12)	10
APAC
Livestock	127	127	—	(7)	7
Companion animal	42	48	(13)	(11)	(2)
	169	175	(3)	(7)	4

Total
Livestock	706	703	—	(4)	4
Companion animal	380	376	1	(2)	3
Contract Manufacturing	11	11	—	(3)	3
	$1,097	$1,090	1	(3)	4
Certain amounts and percentages may reflect rounding adjustments.

Earnings information by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

33 |

			% Change
	Three Months Ended			Related to
	March 30,	March 31,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.	$278	$234	19	—	19
EuAfME	112	114	(2)	—	(2)
CLAR	64	52	23	12	11
APAC	66	75	(12)	(10)	(2)
Total reportable segments	520	475	9	(1)	10
Other business activities	(72)	(71)	1
Reconciling Items:
Corporate	(125)	(116)	8
Purchase accounting adjustments	(12)	(12)	—
Acquisition-related costs	(2)	(6)	(67)
Certain significant items	(36)	(42)	(14)
Other unallocated	(46)	(36)	28
Income before income taxes	$227	$192	18
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
U.S. operating segment
U.S. segment revenue increased by $25 million, or 6%, in the first quarter of 2014 compared to the first quarter of 2013, of which approximately $18 million resulted from growth in livestock products and approximately $7 million resulted from growth in companion animal products.

•
Livestock revenue growth was achieved in all species, particularly cattle. Strong growth in sales of cattle products was primarily due to improved market conditions compared with the first quarter of 2013. Sales of poultry products grew across therapeutic areas and benefited from new vaccines and the growth in swine products was due to continued customer acceptance of new products, tempered by the effect of PEDv.

•
Companion animal revenue growth was driven by the introduction of Apoquel®. Results were partially offset by a reduced number of clinic visits due to extreme weather conditions across the United States and the favorable impact in the year ago quarter due to a competitor supply issue.

U.S. segment earnings increased by $44 million, or 19%, in the first quarter of 2014 compared to the first quarter of 2013 due to strong revenue growth, improvement in cost of goods sold, and the timing of certain promotional spending. U.S segment earnings were also favorably impacted by a $5 million decrease in certain supply chain and logistics costs that were reported in the U.S. segment in the first quarter of 2013, but are reported in Other unallocated (see Reconciling items below) beginning in the first quarter of 2014.
EuAfME operating segment
EuAfME segment revenue decreased by 3% in the first quarter of 2014 compared to the first quarter of 2013. Operational revenue decreased by $9 million, or 4%, of which approximately $10 million resulted from declines in livestock products, partially offset by growth of approximately $1 million in companion animal products.

•
The decrease in livestock revenue was primarily driven by lower sales in the cattle portfolio in the UK due to timing of purchases and regulatory issues in certain markets affecting the poultry portfolio. Additionally, sales in the swine portfolio were impacted by local competition and reductions in the use of anti-infectives. These declines were partially offset by growth of cattle product sales in emerging markets.

•
Companion animal revenue growth was favorably impacted by the successful launch of Apoquel® in Germany and the UK and the sale of parasiticides in France, Italy and emerging markets. Results were partially offset by increased local competition.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately 1%.
EuAfME segment earnings decreased by $2 million, or 2%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the revenue decline partially offset by lower operating expenses.
CLAR operating segment
CLAR segment revenue decreased by $3 million, or 2%, in the first quarter of 2014 compared to the first quarter of 2013. Operational revenue growth was $16 million, or 10%, of which approximately $11 million resulted from growth in livestock products and $5 million resulted from growth in companion animal product sales.

34 |

•
Livestock revenue growth was primarily driven by increased sales in the poultry, cattle and swine portfolios. Growth in sales of poultry products was primarily driven by higher sales of medicated feed additives in Brazil. Growth in cattle and swine product sales was primarily driven by higher sales across Latin America.

•	Companion animal growth was favorably impacted by an increasing companion animal market in Brazil, as well as higher sales in Mexico and Argentina.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $19 million, or 12%, primarily due to the depreciation of the Brazilian Real and the Argentine Peso.
CLAR segment earnings increased by $12 million, or 23%, in the first quarter of 2014 compared to the first quarter of 2013, driven by the unfavorable impact of the Venezuela currency devaluation in the year-ago quarter. Operational earnings growth was $6 million, or 11%, in the first quarter of 2014 compared to the first quarter of 2013, primarily driven by revenue growth as well as gross margin and operating expenses remaining in line with revenue.
APAC operating segment
APAC segment revenue decreased by $6 million, or 3%, in the first quarter of 2014 compared to the first quarter of 2013. Operational revenue growth was $8 million, or 4%, of which approximately $9 million resulted from growth in livestock products, partially offset by declines in companion animal products of approximately $1 million.

•
Livestock revenue growth was driven primarily by increased sales of swine products in China and Japan. Additionally, there was growth in sales of poultry products in India and cattle products in China. Results were tempered by declining cattle sales in Japan, New Zealand and Australia.

•
The decrease in companion animal revenue was primarily due to declines in Australia driven by increased competition of parasiticides, as well as changes in the timing of promotional spending and price increases.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $14 million, or 7%.
APAC segment earnings decreased by $9 million, or 12%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to unfavorable mix, the timing of promotional spending and the unfavorable foreign exchange impact. The unfavorable foreign exchange impact was driven by the depreciation of the Japanese Yen, Australian Dollar and Indian Rupee.
Other business activities
Other business activities includes our CSS contract manufacturing results, as well as, expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market clinical trials and regulatory activities are generally included in the respective regional segment.
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Other business activities spending increased by $1 million, or 1%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in direct R&D project spend, partially offset by decreased spending on supplies and other indirect project expenses.
Reconciling items
Reconciling items include certain costs are not allocated to our operating segments results, such as costs associated with the following:

•
Corporate, which includes certain costs associated with business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense;

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for restructuring and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs and costs associated with cost reduction/productivity initiatives; and

•
Other unallocated, which includes certain overhead expenses associated with our global manufacturing operations not charged to our operating segments. Effective January 1, 2014, Other unallocated also includes certain costs associated with business technology and finance that specifically support our global manufacturing operations. These costs were previously reported in Corporate. Also, beginning in the first quarter of 2014, certain supply chain and global logistics costs that were previously reported in the four reportable segments are reported in Other unallocated. This presentation better reflects how we measure the performance of the global manufacturing organization.

35 |

Three months ended March 30, 2014 vs. three months ended March 31, 2013
Corporate expenses increased by $9 million, or 8%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher interest expense, net of capitalized interest, of $7 million as a result of the issuance of our senior notes on January 28, 2013, as well as additional costs associated with the build-up of our enabling functions. These increases were partially offset by a reduction in share-based payment expenses as a result of our separation from Pfizer.
Other unallocated expenses increased by $10 million, or 28%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in certain supply chain and logistics costs that were reported in the four reportable segments in the first quarter of 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
See the Adjusted Net Income section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 16. Segment and Other Revenue Information for further information.
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
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the Pharmacia Animal Health business (acquired in 2003), Fort Dodge Animal Health (FDAH) (acquired in 2009) and King Animal Health (KAH) (acquired in 2011), include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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

36 |

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
Certain significant items
Adjusted net income is calculated prior to considering Certain significant items. Certain significant items represents substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as Certain significant items would be costs related to becoming an independent public company, a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered Certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Reported net income attributable to Zoetis	$155	$140	11
Purchase accounting adjustments—net of tax	8	8	—
Acquisition-related costs—net of tax	1	4	(75)
Certain significant items—net of tax	27	27	—
Adjusted net income(a)	$191	$179	7
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 31.0% and 29.0% for the first quarter of 2014 and 2013, respectively. The higher effective tax rate in 2014 compared to 2013 is due to an $8 million discrete tax expense during the first quarter of 2014 related to an intercompany inventory adjustment, as well as changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. In addition, we recognized a $2 million discrete income tax provision benefit during the first quarter of 2013 related to the 2012 U.S research and development tax credit which was retroactively extended on January 3, 2013.

37 |

The following table provides a reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, and non-GAAP adjusted diluted EPS:

	Three Months Ended
	March 30,	March 31,	%
	2014	2013	Change
Earnings per share—diluted(a)(b):
GAAP Reported net income attributable to Zoetis	$0.31	$0.28	11
Purchase accounting adjustments—net of tax	0.02	0.02	—
Acquisition-related costs—net of tax	—	0.01	(100)
Certain significant items—net of tax	0.05	0.05	—
Non-GAAP adjusted net income	$0.38	$0.36	6
Certain amounts and percentages may reflect rounding adjustments.

(a)
For the three months ended March 30, 2014 and March 31, 2013, diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs and DSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Interest	$29	$22
Taxes	86	73
Depreciation	33	35
Amortization	3	5
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 30,	March 31,
(MILLIONS OF DOLLARS)	2014	2013
Purchase accounting adjustments:
Amortization and depreciation(a)	$11	$11
Cost of sales(b)	1	1
Total purchase accounting adjustments—pre-tax	12	12
Income taxes(c)	4	4
Total purchase accounting adjustments—net of tax	8	8
Acquisition-related costs(d):
Integration costs(e)	2	4
Restructuring costs(f)	—	2
Total acquisition-related costs—pre-tax	2	6
Income taxes(c)	1	2
Total acquisition-related costs—net of tax	1	4
Certain significant items(g):
Restructuring charges(h)	—	1
Implementation costs and additional depreciation—asset restructuring(i)	1	2
Certain asset impairment charges(j)	—	1
Stand-up costs(k)	33	34
Other(l)	2	4
Total significant items—pre-tax	36	42
Income taxes(c)	9	15
Total significant items—net of tax	27	27
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$36	$39
Certain amounts may reflect rounding adjustments.

38 |

(a)
Amortization and depreciation expense related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows: $1 million income included in Selling, general and administrative expenses and $12 million included in Amortization of intangible assets for the three months ended March 30, 2014; and $11 million included in Amortization of intangible assets for the three months ended and March 31, 2013.

(b)	Depreciation expense included in Cost of sales.

(c)	Included in Provision for taxes on income.

(d)	Acquisition-related costs were included in Restructuring charges and certain acquisition-related costs for the three months ended March 30, 2014 and March 31, 2013.

(e)	Integration costs were included in Restructuring charges and certain acquisition-related costs.

(f)
Included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(g)
Certain significant items were distributed as follows: $3 million in each of the three months ended March 30, 2014 and March 31, 2013, included in Cost of sales; $30 million and $35 million in the three months ended March 30, 2014 and March 31, 2013, respectively, included in Selling, general and administrative expenses; $1 million in each of the three months ended March 30, 2014 and March 31, 2013, respectively, included in Restructuring charges and certain acquisition-related costs; and $2 million and $3 million in the three months ended March 30, 2014 and March 31, 2013, respectively, included in Other (Income)/Deductions—Net.

(h)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(i)
Amounts primarily relate to our cost-reduction/productivity initiatives. See Notes to Condensed Consolidated Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(j)	Included in Other (income)/deductions—net.

(k)
Certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs which were distributed as follows: $3 million and $2 million in the three months ended March 30, 2014 and March 31, 2013, respectively, included in Cost of sales and $30 million and $32 million in the three months ended March 30, 2014 and March 31, 2013, respectively, included in Selling, general and administrative expenses.

(l) For the three months ended March 30, 2014, primarily relates to a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million, partially offset by an insurance recovery of litigation related charges of $2 million income. For the three months ended March 31, 2013, primarily relates to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures.
Our financial guidance for 2014
Our 2014 financial guidance is summarized below:

Selected Line Items
Revenue	$4,650 to $4,750 million
Adjusted cost of sales as a percentage of revenue(a)	Approximately 35.5%
Adjusted SG&A expenses(a)	$1,430 to $1,480 million
Adjusted R&D expenses(a)	$390 to $405 million
Adjusted interest expense and other (income)/deductions(a)	Approximately $105 million
Effective tax rate on adjusted income(a)	Approximately 29%
Adjusted diluted EPS(a)	$1.48 to $1.54
Certain significant items(b) and acquisition-related costs	$165 to $185 million
Reported diluted EPS	$1.15 to $1.21

(a)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

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

39 |

Our 2014 financial guidance is subject to a number of factors and uncertainties—as described in the “Forward-looking information and factors that may affect future results,” “Our operating environment” and “Our strategy” and in Part I, Item 1A. “Risk Factors” of our 2013 Annual Report on Form 10-K.
Analysis of the condensed consolidated statements of comprehensive income
Virtually all changes in other comprehensive income for the periods presented are related to foreign currency translation adjustments. These changes result from the strengthening or weakening of the U.S. dollar as compared to the currencies in the countries in which we do business. The gains and losses associated with these changes are deferred on the balance sheet in Accumulated other comprehensive loss until realized.
Analysis of the condensed consolidated balance sheets
March 30, 2014 vs. December 31, 2013
For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including current portion of allocated long term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of timing of customer collections.
Inventories increased primarily due to the build up of safety stock levels in preparation of certain production transfers and to support increased commercial demand of selected products. See also Notes to Condensed Consolidated Financial Statements— Note 10. Inventories.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first quarter of 2014. See also Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.

Property, plant and equipment, less accumulated depreciation decreased slightly. Operational activity, including depreciation and capital spending, were the primary drivers.
Accounts payable decreased as a result of the timing of payments in the ordinary course of business.
Dividends payable relates to the dividend declared on March 26, 2014.
Accrued compensation and related items decreased primarily due to payment of 2013 annual bonuses to eligible U.S.-based employees and 2013 employee savings plan contributions.
Other current liabilities decreased reflecting a reduction in accrued expenses, including accrued interest and accrued contract rebates, among others.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity.
Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 30,	March 31,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Net cash provided by (used in):
Operating activities	$(23)	$281	*
Investing activities	(45)	(22)	*
Financing activities	(35)	(108)	(68)%
Effect of exchange-rate changes on cash and cash equivalents	(1)	—	*
Net increase in cash and cash equivalents	$(104)	$151	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Operating activities
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Net cash used in operating activities was $23 million in the first quarter of 2014 compared with cash provided by operating activities of $281 million in the first quarter of 2013. The decrease in operating cash flows for the three months ended March 30, 2014 was attributable to the net change in operating assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer, primarily driven by a decrease in other liabilities, reflecting lower accrued interest on long-term debt and lower accrued compensation, a decrease in accounts payable and higher inventory levels. This decrease was partially offset by income before allocation to non-controlling interests, as adjusted for depreciation and amortization. The operating cash flows for the three months ended March 31, 2013 were primarily attributable to timing of receipts and payments in the ordinary course of business and operational reductions in inventory.

40 |

Investing activities
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Our net cash used in investing activities was $45 million in the first quarter of 2014 compared to cash used in investing activities of $22 million in the first quarter of 2013 primarily due to increased investment in property, plant and equipment.
Financing activities
Three months ended March 30, 2014 vs. three months ended March 31, 2013
Our net cash used in financing activities was $35 million in the first quarter of 2014 compared to cash used in financing activities of $108 million in the first quarter of 2013. The net cash used in financing activities for 2014 was due primarily to the payment of dividends. The net cash used in financing activities for 2013 was attributable to the net transfers to Pfizer as a result of the Separation.
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
Over the last five years, the global financial markets have experienced, and may continue to experience, significant volatility and disruption. The timing and sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions may arise. As markets change, we will continue to monitor our liquidity position, but there can be no assurance that the challenging economic environment or a further economic downturn will not impact our liquidity or our ability to obtain future financing.
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 30,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Cash and cash equivalents	$506	$610
Accounts receivable, net(a)	1,100	1,138
Short-term borrowings	16	15
Long-term debt(b)	3,642	3,642
Working capital	2,095	1,942
Ratio of current assets to current liabilities	2.86:1	2.37:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the nine months ended March 30, 2014 compared to December 31, 2013, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

(b)
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

For additional information about the sources and uses of our funds, see the "Analysis of the condensed consolidated balance sheets" and "Analysis of the condensed consolidated statements of cash flows" sections of the MD&A.
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. There were no borrowings outstanding as of March 30, 2014 and December 31, 2013.
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 30, 2014, we had access to $67 million of lines of credit which expire at various times through 2016. Short-term borrowings outstanding related to these facilities were $16 million and $15 million as of March 30, 2014 and December 31, 2013, respectively. Long-term borrowings outstanding related to these facilities were $2 million as of both March 30, 2014 and December 31, 2013.

41 |

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

42 |

Pension Obligations
We expect to contribute a total of approximately $8 million to our dedicated international benefits plans and the international plans accounted for as multi-employer plans in 2014. As part of the Separation from Pfizer, a net liability was recognized in 2013 for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement. During the first quarter of 2014, our pension plan in Japan was transferred to us from Pfizer. The net pension obligation (approximately $2 million) and the related accumulated other comprehensive loss (approximately $2 million, net of tax) associated with this plan were recorded, and the $21 million net liability recognized in 2013 was reduced to $19 million as of March 30, 2014.
Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the Separation, Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $34 million as of March 30, 2014) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal semi-annual installments through 2022.
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 12. Benefit Plans.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 30, 2014 or December 31, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Condensed Consolidated Financial Statements—Note 4. Significant Accounting Policies: New Accounting Standards.
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

43 |

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
Our financial instrument holdings at March 30, 2014 were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at March 30, 2014 indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $31 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $37 million. For additional details, see Notes to Condensed Consolidated Financial Statements—Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At March 30, 2014, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 30, 2014, our Chief Executive Officer and Acting Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

44 |

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Information and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2013 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated be reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2013 Annual Report on Form 10-K.
Risks related to our business and industry
An outbreak of infectious disease carried by animals could negatively affect the sale and production of our products.
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, such as avian influenza, foot-and-mouth disease or bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) or porcine epidemic diarrhea virus (otherwise known as PEDv), which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. For example, the outbreak of PEDv that has seriously impacted swine herds in the United States since 2013 has spread to Mexico and Canada. PEDv has now been detected in at least 30 swine-producing states in the United States, and may affect up to 50% of the U.S. sow population and one-third of the Mexican swine population. In addition, the outbreak of PEDv that has affected several countries in Asia since 2012 spread to additional markets during the first quarter of 2014, including Japan, South Korea and Taiwan. The continued spread of PEDv in the United States, Asia and neighboring countries could impact the size of swine herds and the demand for our swine products in these markets. Furthermore, in April 2012, the USDA announced that it had identified a case of BSE in California. This announcement caused certain countries to implement additional inspections of, or suspend the importation of, U.S. beef. Additionally, in December 2012, the World Animal Health Organization announced that a case of BSE had been identified in Brazil. This announcement similarly caused certain countries to suspend the importation of Brazilian beef. While the restrictions that were implemented as a result of these cases of BSE have not significantly affected demand for our products, the discovery of additional cases of BSE may result in additional restrictions related to, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
Risks related to our international operations
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
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
For example, on February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivar per U.S. dollar. We incurred a foreign currency loss immediately on the devaluation as a result of remeasuring the local balance sheets and we will experience ongoing impacts to earnings as our revenue and expenses will be translated at lower rates. In addition, in the first quarter of 2014, the Venezuelan government expanded its exchange mechanisms, resulting in three official rates of exchange for the Venezuelan bolivar. As of March 31, 2014, these rate of exchange were the CENCOEX rate of 6.3; the SICAD I rate of 10.7; and the SICAD II rate of 50.86. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows. We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances.

45 |

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
On May 13, 2014, Glenn David, Senior Vice President of Finance Operations and acting Chief Financial Officer, entered into an indemnification agreement with the Company on the Company’s standard form of indemnification agreement for officers and directors. A copy of the Company’s form of indemnification agreement was previously filed by the Company as Exhibit 10.19 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-183254), as originally filed with the Securities and Exchange Commission on August 13, 2012, as subsequently amended.
On May 13, 2014, the Board of Directors of the Company approved the restatement of the Company’s Amended and Restated Articles of Incorporation of the Company to reflect the elimination of Class B Common Stock and to rename all outstanding shares of its Class A Common Stock as “Common Stock.” The Company filed the approved Restated Articles of Incorporation with the Secretary of the State of Delaware on May 13, 2014.
The foregoing summary of the Restated Certificate of Incorporation is qualified in its entirety by reference to the full text of the Restated Certificate of Incorporation, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Annual
Report on Form 10-K 2012 filed on March 28, 2013)
Exhibit 10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of
Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

46 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 13, 2014	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

May 13, 2014	By:	/S/ GLENN DAVID
Glenn David
Senior Vice President, Finance Operations
and Acting Chief Financial Officer

47 |