Form 10-Q
period 2014-06-29
Zoetis Inc.
filed 2014-08-12
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 8, 2014, there were 501,193,395 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2014	2013	2014	2013
Revenue	$1,158	$1,114	$2,255	$2,204
Costs and expenses:
Cost of sales(a)	413	416	792	818
Selling, general and administrative expenses(a)	396	399	752	756
Research and development expenses(a)	92	95	179	185
Amortization of intangible assets(a)	15	15	30	30
Restructuring charges and certain acquisition-related costs	5	(20)	8	(13)
Interest expense, net of capitalized interest	29	32	58	54
Other (income)/deductions—net	8	(10)	9	(5)
Income before provision for taxes on income	200	187	427	379
Provision for taxes on income	61	59	133	111
Net income before allocation to noncontrolling interests	139	128	294	268
Less: Net income attributable to noncontrolling interests	3	—	3	—
Net income attributable to Zoetis Inc.	$136	$128	$291	$268
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.27	$0.26	$0.58	$0.54
Diluted	$0.27	$0.26	$0.58	$0.54
Weighted-average common shares outstanding:
Basic	500.975	500.000	500.603	500.000
Diluted	501.684	500.217	501.193	500.164
Dividends declared per common share	$—	$0.065	$0.072	$0.130

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Net income before allocation to noncontrolling interests	$139	$128	$294	$268
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments, net	29	(33)	18	(17)
Benefit plans: Actuarial gains/(losses), net(a)	—	(1)	—	(3)
Plan settlement, net(b)	—	—	3	—
Total other comprehensive income/(loss), net of tax	29	(34)	21	(20)
Comprehensive income before allocation to noncontrolling interests	168	94	315	248
Less: Comprehensive income attributable to noncontrolling interests	2	—	2	—
Comprehensive income attributable to Zoetis Inc.	$166	$94	$313	$248

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

(b) Reflects the first quarter 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility which was recorded to Other (income)/deductions—net. See Note 12. Benefit Plans for additional information.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 31,
	2014	2013
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$578	$610
Accounts receivable, less allowance for doubtful accounts of $32 in 2014 and $31 in 2013	1,098	1,138
Inventories	1,336	1,293
Current deferred tax assets	108	97
Other current assets	207	219
Total current assets	3,327	3,357
Property, plant and equipment, less accumulated depreciation of $1,114 in 2014 and $1,028 in 2013	1,309	1,295
Goodwill	984	982
Identifiable intangible assets, less accumulated amortization	774	803
Noncurrent deferred tax assets	57	63
Other noncurrent assets	71	58
Total assets	$6,522	$6,558

Liabilities and Equity
Short-term borrowings	$12	$15
Accounts payable	337	506
Accrued compensation and related items	172	229
Income taxes payable	97	40
Dividends payable	—	36
Other current liabilities	443	589
Total current liabilities	1,061	1,415
Long-term debt	3,642	3,642
Noncurrent deferred tax liabilities	314	322
Other taxes payable	54	49
Other noncurrent liabilities	168	168
Total liabilities	5,239	5,596
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,051,214 and 500,007,735 shares issued; 501,037,794 and 500,007,428 shares outstanding at June 29, 2014 and December 31, 2013, respectively	5	5
Treasury stock, at cost, 13,420 and 307 shares of common stock at June 29, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	923	878
Retained earnings	531	276
Accumulated other comprehensive loss	(199)	(219)
Total Zoetis Inc. equity	1,260	940
Equity attributable to noncontrolling interests	23	22
Total equity	1,283	962
Total liabilities and equity	$6,522	$6,558

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
						Accumulated	Equity
			Business	Additional		Other	Attributable to
	Common	Treasury	Unit	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Equity(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2012	$—	$—	$4,183	$—	$—	$(157)	$15	$4,041
Six months ended June 30, 2013
Net income	—	—	94	—	174	—	—	268
Other comprehensive income	—	—	—	—	—	(20)	—	(20)
Share-based compensation awards(c)	—	—	3	28	—	—	—	31
Net transfers—Pfizer Inc.	—	—	(271)	—	—	—	—	(271)
Separation adjustments(d)	—	—	414	34	—	(6)	8	450
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	—	—	—	—	—
Reclassification of net liability due to Pfizer, Inc.(f)	—	—	(60)	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in connection with the Separation(g)	—	—	—	(3,551)	—	—	—	(3,551)
Issuance of common stock to Pfizer Inc. in connection with the Separation and reclassification of Business Unit Equity(g)	5	—	(4,363)	4,358	—	—	—	—
Dividends declared	—	—	—	—	(65)	—	—	(65)
Balance, June 30, 2013	$5	$—	$—	$869	$109	$(183)	$23	$823

Balance, December 31, 2013	$5	$—	$—	$878	$276	$(219)	$22	$962
Six months ended June 29, 2014
Net income	—	—	—	—	291	—	3	294
Other comprehensive income	—	—	—	—	—	22	(1)	21
Share-based compensation awards (c)	—	—	—	13	—	—	—	13
Defined contribution plan transactions(h)	—	—	—	29	—	—	—	29
Pension plan transfer from Pfizer Inc.(i)	—	—	—	2	—	(2)	—	—
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	(36)	—	(1)	(37)
Balance, June 29, 2014	$5	$—	$—	$923	$531	$(199)	$23	$1,283

(a)
As of June 29, 2014, there were 501,037,794 outstanding shares of common stock and 13,420 shares of treasury stock. Treasury stock is recognized at the cost to reacquire the shares, which totaled $0.4 million for the six months ended June 29, 2014.

(b)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(c)
The six months ended June 29, 2014, includes the issuance of 86,004 shares of Zoetis Inc. common stock and an increase of 13,113 shares of treasury stock associated with exercises of employee share-based awards. Treasury shares are reacquired from employees for withholding tax purposes in connection with the vesting and exercise of awards under our equity compensation plan. There were no exercises of employee share-based awards for the six months ended June 30, 2013. For additional information regarding share-based compensation, see Note 13. Share-Based Payments.

(d)
For additional information, see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

(e)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 12. Benefit Plans.

(f)
Represents the reclassification of the Receivable from Pfizer Inc. and the Payable to Pfizer Inc. from Business Unit Equity as of the Separation date. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(g)	Reflects the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(h)	Reflects company matching and profit-sharing contributions funded through the issuance of 957,475 shares of Zoetis Inc. common stock.

(i)
Reflects the first quarter 2014 transfer of a defined benefit pension plan from Pfizer Inc. and the associated reclassification from Additional Paid in Capital to Accumulated Other Comprehensive Loss. See Note 12. Benefit Plans.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013
Operating Activities
Net income before allocation to noncontrolling interests	$294	$268
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	101	102
Share-based compensation expense	13	31
Asset write-offs and asset impairments	1	3
Deferred taxes	(4)	(19)
Employee benefit plan contribution from Pfizer Inc.	1	—
Other non-cash adjustments	(8)	(1)
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.	(262)	(115)
Net cash provided by operating activities	136	269
Investing Activities
Purchases of property, plant and equipment	(87)	(80)
Milestone payment related to previously acquired intangibles	(15)	—
Net proceeds from sales of assets	7	6
Net cash used in investing activities	(95)	(74)
Financing Activities
(Decrease)/increase in short-term borrowings, net	(2)	12
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	—	2,624
Stock-based compensation-related proceeds and excess tax benefits	1	—
Consideration paid to Pfizer Inc. in connection with the Separation(a)	—	(2,559)
Cash dividends paid	(73)	(33)
Other net financing activities with Pfizer Inc.	—	(184)
Net cash used in financing activities	(74)	(140)
Effect of exchange-rate changes on cash and cash equivalents	1	(3)
Net (decrease)/increase in cash and cash equivalents	(32)	52
Cash and cash equivalents at beginning of period	610	317
Cash and cash equivalents at end of period	$578	$369

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$87	$26
Interest, net of capitalized interest	57	—
Non-cash transactions:
Dividends declared, not paid	$—	$33
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(b)	—	992

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
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three and six-month periods ended May 25, 2014 and May 26, 2013.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K.
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

•
The pre-Separation period included in the condensed consolidated statement of income for the six months ended June 30, 2013 includes allocations from certain support functions (Enabling Functions) that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

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

•
The pre-Separation period included in the condensed consolidated statement of income for the six months ended June 30, 2013 includes allocations of certain manufacturing and supply costs incurred by manufacturing plants that are shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group (collectively, Pfizer Global Supply, or PGS). These costs may include manufacturing variances and changes in the standard costs of inventory, among others, as Pfizer does not routinely allocate these costs to any of its business units. These allocations are based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The pre-Separation period included in the condensed consolidated statement of income for the six months ended June 30, 2013 also includes allocations from the Enabling Functions and PGS for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The pre-Separation period included in the condensed consolidated statement of income for the six months ended June 30, 2013 includes an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 13. Share-Based Payments.

7 |

The allocated expenses from Pfizer include the items noted below for the pre-Separation period for the six months ended June 30, 2013.

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
Management believes that the allocations are a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the pre-Separation period included in the condensed consolidated statement of income for the six months ended June 30, 2013 reflects all of the costs of the animal health business of Pfizer.

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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. Early adoption is not permitted. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We are currently assessing the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.
In July 2013, the FASB issued an accounting standards update regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, this unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefits and deferred tax assets that exist at the reporting date. The provisions of the new standard were effective January 1, 2014, for annual and interim reporting periods and did not have a significant impact on our consolidated financial statements.
In March 2013, the FASB issued an accounting standards update regarding the accounting for cumulative translation adjustment (CTA) upon derecognition of assets or investment within a foreign entity. This new standard provides additional CTA accounting guidance on sales or transfers of foreign entity investments and assets as well as step acquisitions involving a foreign entity. The provisions of the new standard were effective as of January 1, 2014, and did not have a significant impact on our consolidated financial statements.
In February 2013, the FASB issued an accounting standards update regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings. The provisions of this standard require that these obligations are measured at the amount representing the agreed upon obligation of the company as well as additional liability amounts it expects to assume on behalf of other parties in the arrangement. The provisions of the new standard were effective January 1, 2014, and did not have a significant impact on our consolidated financial statements.

8 |

5.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
In the first half of 2014, we recorded a restructuring charge of $5 million related to employee severance costs in EuAfME as a result of an initiative to reduce costs and better align our organizational structure.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$2	$10	$4	$14
Restructuring charges(b):
Employee termination costs	3	(30)	3	(27)
Accelerated depreciation	—	—	1	—
Total Restructuring charges and certain acquisition-related costs	5	(20)	8	(13)

Other costs associated with cost-reduction/productivity initiatives:
Additional depreciation associated with asset restructuring––direct(c)	—	1	—	1
Additional depreciation associated with asset restructuring––allocated(c)	—	—	—	2
Implementation costs––allocated(d)	—	—	—	1
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$5	$(19)	$8	$(9)

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)
The restructuring charges for the three and six months ended June 29, 2014, include employee severance costs in EuAfME ($3 million and $5 million, respectively). Additionally, the six months ended June 29, 2014 includes a reversal of a previously established reserve as a result of a change in estimate of severance costs ($2 million benefit), and accelerated depreciation related to the exiting of a research facility ($1 million). The restructuring benefit for the three and six months ended June 30, 2013, is primarily related to the reversal of certain employee termination expenses associated with our operations in Europe.

The direct restructuring charges (benefits) are associated with the following:

•	For the three months ended June 29, 2014––EuAfME ($3 million).

•	For the six months ended June 29, 2014––EuAfME ($5 million) and Manufacturing/research/corporate ($1 million benefit).

•	For the three months ended June 30, 2013––Manufacturing/research/corporate ($30 million benefit).

•	For the six months ended June 30, 2013––Manufacturing/research/corporate ($27 million benefit).

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

9 |

The components of and changes in our direct restructuring accruals follow:

	Employee
	Termination	Accelerated	Exit
(MILLIONS OF DOLLARS)	Costs	Depreciation	Costs	Accrual
Balance, December 31, 2013(a)	$15	$—	$6	$21
Provision	3	1	—	4
Utilization and other(b)	(5)	(1)	(3)	(9)
Balance, June 29, 2014(a)	$13	$—	$3	$16

(a)	At June 29, 2014 and December 31, 2013, included in Other current liabilities ($8 million and $13 million, respectively) and Other noncurrent liabilities ($8 million and $8 million, respectively).

(b)	Includes adjustments for foreign currency translation.

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Royalty-related income	$(6)	$(5)	$(14)	$(13)
Identifiable intangible asset impairment charges	—	—	—	1
Net gain on sale of assets(a)	(6)	(6)	(6)	(6)
Certain legal and other matters, net(b)	13	—	11	—
Foreign currency loss(c)	7	2	16	12
Other, net(d)	—	(1)	2	1
Other (income)/deductions—net	$8	$(10)	$9	$(5)

(a)
For the three and six months ended June 29, 2014, represents the net gain on sale of land in our Taiwan joint venture. For the three and six months ended June 30, 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

(b)
In July 2014, we reached a commercial settlement with several large poultry customers in Mexico associated with specific lots of a Zoetis poultry vaccine. Although there have been no quality or efficacy issues with the manufacturing of this vaccine, certain shipments from several lots in Mexico may have experienced an issue in storage with a third party in Mexico that could have impacted their efficacy. We issued a recall of these lots in July 2014 and the product is currently unavailable in Mexico. We recorded a $13 million charge in the second quarter of 2014 and we do not expect any significant additional charges related to this issue. The six months ended June 29, 2014 also includes an insurance recovery of litigation related charges.

(c)
For the three and six months ended June 29, 2014, primarily driven by costs related to hedging and exposures to certain emerging market currencies. The six months ended June 29, 2014, also includes losses related to the depreciation of the Argentine peso in the first quarter of 2014. For the six months ended June 30, 2013, primarily related to the Venezuela currency devaluation in February 2013.

(d)	For the six months ended June 29, 2014, includes a pension plan settlement charge related to the sale of a manufacturing plant, partially offset by interest income and other miscellaneous income.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 30.5% for the second quarter of 2014, compared with 31.6% for the second quarter of 2013. The lower effective tax rate for the second quarter of 2014 compared with the second quarter of 2013 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The effective tax rate was 31.1% for the first six months of 2014, compared with 29.3% for the first six months of 2013. The higher effective tax rate for the first six months of 2014 compared with the first six months of 2013 was primarily attributable to:

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
As of June 29, 2014, the total net deferred income tax liability of $158 million is included in Current deferred tax assets ($108 million), Noncurrent deferred tax assets ($57 million), Other current liabilities ($9 million) and Noncurrent deferred tax liabilities ($314 million).
As of December 31, 2013, the total net deferred income tax liability of $177 million is included in Current deferred tax assets ($97 million), Noncurrent deferred tax assets ($63 million), Other current liabilities ($15 million) and Noncurrent deferred tax liabilities ($322 million).

D.	Tax Contingencies
As of June 29, 2014, the tax liabilities associated with uncertain tax positions of $51 million (exclusive of interest and penalties related to uncertain tax positions of $9 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($45 million).
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

11 |

8.	Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests
Changes, net of tax, in accumulated other comprehensive loss follow:

	Currency Translation
	Adjustment	Benefit Plans		Accumulated Other
	Net Unrealized	Actuarial		Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)		Income/(Loss)
Balance, December 31, 2013	$(212)	$(7)		$(219)
Other comprehensive income, net of tax	19	3	(a)	22
Pension plan transfer from Pfizer Inc.(b)	—	(2)		(2)
Balance, June 29, 2014	$(193)	$(6)		$(199)

(a)	Includes the first quarter 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility. See Note 12. Benefit Plans.

(b)
Reflects the first quarter 2014 transfer of a defined benefit pension plan from Pfizer Inc. and the associated reclassification from Additional Paid in Capital to Accumulated other Comprehensive Loss. See Note 12 Benefit Plans.

9.	Financial Instruments

A.	Debt
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of June 29, 2014 and December 31, 2013. There were no amounts drawn under the credit facility as of June 29, 2014 or December 31, 2013.
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 29, 2014, we had access to $61 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $12 million and $15 million as of June 29, 2014 and December 31, 2013, respectively. Long-term borrowings outstanding related to these facilities were $2 million as of both June 29, 2014 and December 31, 2013.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 29, 2014 and December 31, 2013, there was no commercial paper issued under this program.
Short-Term Borrowings
There were short-term borrowings of $12 million and $15 million as of June 29, 2014 and December 31, 2013, respectively (see Credit Facilities). The weighted-average interest rate on short-term borrowings outstanding was 8.3% and 5.7% for the periods ended June 29, 2014 and December 31, 2013, respectively.
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
The components of our long-term debt follow:

	June 29,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Lines of credit, due 2016-2017	$2	$2
1.150% Senior Notes due 2016	400	400
1.875% Senior Notes due 2018	750	750
3.250% Senior Notes due 2023	1,350	1,350
4.700% Senior Notes due 2043	1,150	1,150
	3,652	3,652
Unamortized debt discount	(10)	(10)
Long-term debt	$3,642	$3,642
The fair value of our long-term debt was $3,698 million and $3,526 million as of June 29, 2014 and December 31, 2013, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’s credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding as of June 29, 2014 matures in the following years:

						After
(MILLIONS OF DOLLARS)	2015	2016	2017	2018	2019	2019	Total
Maturities	$—	$401	$1	$750	$—	$2,500	$3,652
Interest Expense
Interest expense, net of capitalized interest, was $29 million and $58 million for the three and six months ended June 29, 2014, respectively, and $32 million and $54 million for the three and six months ended June 30, 2013, respectively. Capitalized interest was $1 million and $2 million for the three and six months ended June 29, 2014, respectively, and $0 million and $1 million for the three and six months ended June 30, 2013, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.2 billion and $1.4 billion, as of June 29, 2014 and December 31, 2013, respectively. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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

13 |

Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments are as follows:

		Fair Value of Derivatives
		June 29,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2014	2013
Foreign currency forward-exchange contracts	Other current assets	$5	$10
Foreign currency forward-exchange contracts	Other current liabilities	(6)	(5)
Total foreign currency forward-exchange contracts		$(1)	$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The net gains and losses incurred on foreign currency forward-exchange contracts not designated as hedging instruments were losses of $13 million and $1 million for the three and six months ended June 29, 2014, respectively, and gains of $10 million and $19 million for the three and six months ended June 30, 2013, respectively, and are recorded in Other (income)/deductions—net. These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

10.	Inventories
The components of inventory follow:

	June 29,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Finished goods	$801	$862
Work-in-process	290	218
Raw materials and supplies	245	213
Inventories	$1,336	$1,293

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2013	$501	$157	$162	$162	$982
Other(a)	—	1	—	1	2
Balance, June 29, 2014	$501	$158	$162	$163	$984

(a)	Primarily reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,520 million as of June 29, 2014, and $1,518 million as of December 31, 2013. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of June 29, 2014 and December 31, 2013.

14 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of June 29, 2014			As of December 31, 2013
			Identifiable			Identifiable
			Intangible			Intangible
	Gross		Assets, Less	Gross		Assets, Less
	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$769	$(243)	$526	$762	$(219)	$543
Brands	216	(105)	111	216	(100)	116
Trademarks and trade names	59	(40)	19	59	(38)	21
Other	121	(117)	4	121	(116)	5
Total finite-lived intangible assets	1,165	(505)	660	1,158	(473)	685
Indefinite-lived intangible assets:
Brands	39	—	39	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	8	—	8	12	—	12
Total indefinite-lived intangible assets	114	—	114	118	—	118
Identifiable intangible assets	$1,279	$(505)	$774	$1,276	$(473)	$803

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $16 million and $31 million for the three months and six months ended June 29, 2014, respectively, and $16 million and $31 million for the three and six months ended June 30, 2013, respectively.

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $1 million and $3 million for the three and six months ended June 29, 2014, respectively, and $2 million and $4 million for the three and six months ended June 30, 2013, respectively.
As part of the Separation, certain Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation) were made to transfer the assets and liabilities of certain international defined benefit pension plans to Zoetis in the first quarter of 2013, and we assumed the liabilities allocable to employees transferring to us. Prior to the Separation, these benefit plans were accounted for as multi-employer plans. Also, as part of the Separation, a net liability was recognized in 2013 for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement. During the first quarter of 2014, our pension plan in Japan was transferred to us from Pfizer. The net pension obligation (approximately $2 million) and the related accumulated other comprehensive loss (approximately $2 million, net of tax) associated with this plan were recorded, and the $21 million net liability recognized in 2013 was reduced to $19 million, the balance as of June 29, 2014.
Pension expense associated with our dedicated international pension plans was approximately $1 million and $7 million for the three and six months ended June 29, 2014, respectively, and $1 million and $2 million for the three and six months ended June 30, 2013, respectively. The six months ended June 29, 2014, includes a settlement charge of approximately $4 million (approximately $3 million, net of tax) associated with the 2012 sale of our Netherlands manufacturing plant. The active participants in the plan were transferred to the buyer at the time of sale and the plan liability associated with inactive participants remained with the insurance contract that was used to finance the plan. The insurance contract was also transferred to the buyer although we remained liable for the proportion of administrative costs that related to inactive members under the terms of this contract through December 31, 2013. Under the terms of the sale agreement, the contract was terminated on December 31, 2013 (fiscal year 2014 for our international operations) and the liability for benefits associated with this plan reverted in full to the insurance company.

15 |

Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $2 million and $3 million for the three and six months ended June 29, 2014, respectively, and $2 million and $5 million for the three and six months ended June 30, 2013, respectively.
Total contributions to the dedicated and multi-employer plans were approximately $1 million and $4 million for the three and six months ended June 29, 2014, respectively, and $4 million and $6 million for the three and six months ended June 30, 2013, respectively. We expect to contribute a total of approximately $8 million to these plans in 2014.

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
The components of share-based compensation expense follow:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Stock option expense	$4	$2	$7	$4
RSU / DSU expense	4	1	6	2
Pfizer stock benefit plans—direct	—	17	—	25
Share-based compensation expense—total	$8	$20	$13	$31
During the six months ended June 29, 2014, the company granted 2,949,520 stock options with a weighted-average exercise price of $30.89 per stock option and a weighted-average fair value of $8.00 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.01%; expected dividend yield of 0.93%; expected stock price volatility of 24.8%; and expected term of 6.5 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 29, 2014, the company granted 815,438 RSUs with a weighted-average grant date fair value of $30.89 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 29, 2014, the company granted 36,256 DSUs with a weighted-average grant date fair value of $30.89 per DSU. DSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. DSUs vest immediately as of the grant date and the values are expensed at the time of grant into Selling, general and administrative expenses.

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2014	2013	2014	2013
Numerator
Net income before allocation to noncontrolling interests	$139	$128	$294	$268
Less: net income attributable to noncontrolling interests	3	—	3	—
Net income attributable to Zoetis Inc.	$136	$128	$291	$268
Denominator
Weighted-average common shares outstanding	500.975	500.000	500.603	500.000
Common stock equivalents: stock options, RSUs and DSUs	0.709	0.217	0.590	0.164
Weighted-average common and potential dilutive shares outstanding	501.684	500.217	501.193	500.164

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.27	$0.26	$0.58	$0.54
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.27	$0.26	$0.58	$0.54

16 |

As of June 29, 2014, there were approximately 3 million stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive; the number of stock options excluded were de minimis as of June 30, 2013.

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

17 |

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
We have settled approximately 114 of these claims for amounts that are not material individually or in the aggregate. Investigations into possible causes of BNP continue and these settlements may not be representative of any future claims resolutions.
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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. The Municipal prosecutor scheduled a meeting for April 7, 2014 to notify us of the outcome of the investigations. The meeting, however, was subsequently canceled, and we currently await further direction from the Municipal prosecutor.
In early August 2013, new labor claims were filed against FDSAL as well as 57 other companies. These claims were filed by 30 employees of the local waste incineration facility that was used by FDSAL and the 57 other companies. The employees of the incineration facility allege that FDSAL and the other users of the facility are severally liable for health injuries suffered in connection with plaintiffs’ employment at the waste site. Based on legal precedent, it is possible that FDSAL may be considered a liable party. The plaintiffs' lawyers presented a motion for discontinuance of these 30 labor claims during the hearing held on December 9, 2013, because (i) not all defendants had been summoned which would generate delays in the proceedings and preliminaries of lawsuits' dismissal; and (ii) the pieces of evidence for each claim shall be more concentrated. The court dismissed the cases on the same date.
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
In July 2014, we reached a commercial settlement with several large poultry customers in Mexico associated with specific lots of a Zoetis poultry vaccine. Although there have been no quality or efficacy issues with the manufacturing of this vaccine, certain shipments from several lots in Mexico may have experienced an issue in storage with a third party in Mexico that could have impacted their efficacy. We issued a recall of these lots in July 2014 and the product is currently unavailable in Mexico. We recorded a $13 million charge in Other (income)/deductions—net in the second quarter of 2014, and we do not expect any significant additional charges related to this issue.

18 |

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 29, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

16.	Segment and Other Revenue Information

A.	Segment Information
In the first quarter of 2014, we realigned our segment reporting with respect to our Client Supply Services (CSS) organization, which provides contract manufacturing services to third parties, to reflect how our chief operating decision maker currently evaluates our financial results. The revenue and earnings associated with CSS are now reported within Other business activities, separate from our four reportable segments. In 2013, CSS results were reported in the EuAfME segment. The current presentation of segments is more reflective of our commercial business since CSS operates differently from our commercial operations within the geographic segments. CSS revenue for the first, second, third and fourth quarters of 2013, including livestock (LS) and companion animal (CA) revenue, was $11 million (LS - $3 million; CA - $8 million), $12 million (LS - $3 million; CA - $9 million), $14 million (LS - $4 million; CA - $10 million) and $16 million (LS - $5 million; CA - $11 million), respectively. CSS earnings (loss) for the first, second, third and fourth quarters of 2013 were $3 million, $(2) million, $2 million and $5 million, respectively. We have revised our segment results presented herein to reflect this new segment structure, including for the comparable 2013 periods.
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
Operating Segments

•	The U.S.

•	EuAfME—Includes, among others, the United Kingdom, Germany, France, Italy, Spain, Northern Europe and Central Europe as well as Russia, Turkey and South Africa.

•	CLAR––Includes Canada, Brazil, Mexico, Central America and Other South America.

•	APAC––Includes Australia, Japan, New Zealand, South Korea, India, China/Hong Kong, Northeast Asia, Southeast Asia and South Asia.
Our chief operating decision maker uses the revenue and earnings of the four operating segments, among other factors, for performance evaluation and resource allocation.
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities includes our CSS contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the respective regional segment.

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

19 |

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.5 billion and $6.6 billion at June 29, 2014 and December 31, 2013, respectively.
Selected Statement of Income Information

					Depreciation and
	Revenue(a)		Earnings(b)		Amortization(c)
	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013	2014	2013
Three months ended
U.S.	$459	$437	$258	$254	$9	$8
EuAfME	284	266	103	93	5	4
CLAR	214	213	88	78	3	4
APAC	185	186	72	71	4	2
Total reportable segments	1,142	1,102	521	496	21	18
Other business activities(d)	16	12	(74)	(76)	7	8
Reconciling Items:
Corporate(e)	—	—	(128)	(137)	8	10
Purchase accounting adjustments(f)	—	—	(13)	(13)	13	13
Acquisition-related costs(g)	—	—	(2)	(9)	—	—
Certain significant items(h)	—	—	(53)	(43)	1	—
Other unallocated(i)	—	—	(51)	(31)	1	2
	$1,158	$1,114	$200	$187	$51	$51

Six months ended
U.S.	$938	$891	$536	$488	$17	$22
EuAfME	554	545	215	207	10	10
CLAR	382	384	152	130	6	9
APAC	354	361	138	146	9	6
Total reportable segments	2,228	2,181	1,041	971	42	47
Other business activities(d)	27	23	(146)	(147)	14	15
Reconciling Items:
Corporate(e)	—	—	(253)	(253)	14	12
Purchase accounting adjustments(f)	—	—	(25)	(25)	25	25
Acquisition-related costs(g)	—	—	(4)	(15)	—	—
Certain significant items(h)	—	—	(89)	(85)	3	—
Other unallocated(i)	—	—	(97)	(67)	3	3
	$2,255	$2,204	$427	$379	$101	$102

(a)
Revenue denominated in euros was $182 million and $350 million for the three and six months ended June 29, 2014, respectively, and $166 million and $334 million for the three and six months ended June 30, 2013, respectively.

(b)	Defined as income before provision for taxes on income.

(c)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(d)	Other business activities reflects the research and development costs managed by our Research and Development organization, as well as our contract manufacturing business.

(e)	Corporate includes, among other things, administration expenses, interest expense, certain compensation and other costs not charged to our operating segments.

(f)	Purchase accounting adjustments includes certain charges related to intangible assets and property, plant and equipment not charged to our operating segments.

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

(h)
Certain significant items includes substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items primarily include certain costs related to becoming an independent public company, restructuring charges and

20 |

implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, certain legal and commercial settlements and the impact of divestiture-related gains and losses. For additional information, see Note 5. Restructuring Charges and Other Costs Associated with Acquisition and Cost-Reduction/Productivity Initiatives.

•
In the second quarter of 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $41 million; (ii) charges related to a commercial settlement in Mexico of $13 million; (iii) the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture of $3 million; and (iv) restructuring charges of $3 million related to employee severance costs in EuAfME. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs.

•
In the second quarter of 2013, Certain significant items primarily includes: (i) Zoetis stand-up costs of $77 million; (ii) $27 million income related to the reversal of certain employee termination expenses; and (iii) $6 million income on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

•
In the six months ended June 29, 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $74 million; (ii) charges related to a commercial settlement in Mexico of $13 million; (iii) restructuring charges of $5 million related to employee severance costs in EuAfME, partially offset by $2 million income related to a reversal of a previously established reserve as a result of a change in estimate of severance costs; (iv) the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture of $3 million; (v) additional depreciation associated with asset restructuring of $1 million; (vi) a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million; and (vii) an insurance recovery of litigation related charges of $2 million income.

•
In the six months ended June 30, 2013, Certain significant items primarily includes: (i) Zoetis stand-up costs of $111 million; (ii) $27 million income related to the reversal of certain employee termination expenses; (iii) $6 million income on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009; and (iv) additional depreciation associated with asset restructuring of $3 million.

(i)	Includes overhead expenses associated with our manufacturing operations.

B.	Other Revenue Information
Revenue by Species
Significant species revenue are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Livestock:
Cattle	$379	$355	$770	$745
Swine	157	154	317	314
Poultry	146	137	281	270
Other	21	21	41	41
	703	667	1,409	1,370
Companion Animal:
Horses	46	45	89	87
Dogs and Cats	393	390	730	724
	439	435	819	811

Contract Manufacturing	$16	$12	$27	$23

Total revenue	$1,158	$1,114	$2,255	$2,204
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Anti-infectives	$287	$280	$609	$587
Vaccines	304	297	578	571
Parasiticides	199	200	350	363
Medicated feed additives	109	97	213	201
Other pharmaceuticals	207	193	398	380
Other non-pharmaceuticals	36	35	80	79
Contract manufacturing	16	12	27	23
Total revenue	$1,158	$1,114	$2,255	$2,204

21 |

17.	Transactions and Agreements with Pfizer
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

•
Environmental matters agreement. This agreement governs the performance of remedial actions for liabilities allocated to each party under the global separation agreement; addresses our substitution for Pfizer with respect to animal health assets and remedial actions allocated to us (including substitution related to, for example, permits, financial assurances and consent orders); allows our conditional use of Pfizer's consultants and contractors to assist in the conduct of remedial actions; and addresses the exchange of related information between the parties. The agreement also sets forth standards of conduct for remedial activities at the co-located facilities: Guarulhos, Brazil; Catania, Italy; Hsinchu, Taiwan; and Kalamazoo, Michigan in the United States. In addition, the agreement sets forth site-specific terms to govern conduct at several of these co-located facilities.

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

•
Manufacturing Facilities. Our global manufacturing network consists of 13 “anchor” manufacturing sites and 14 “satellite” manufacturing sites. Ownership of, or the existing leasehold interest in, these facilities were conveyed to us by Pfizer as part of the Separation. Among these 27 manufacturing sites is our facility in Guarulhos, Brazil, which we leased back to Pfizer. Certain of our products are currently manufactured at 13 manufacturing sites that were retained by Pfizer. The products manufactured by Pfizer at

22 |

these sites and at our Guarulhos, Brazil facility continue to be supplied to us under the terms of a manufacturing and supply agreement we entered into with Pfizer.

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

The amounts charged under each of the agreements with Pfizer, while Pfizer was still a related party, through the completion of the Exchange Offer on June 24, 2013, were as follows:

(MILLIONS OF DOLLARS)
Transitional services agreement	$63
Master manufacturing and supply agreements	$130
Employee matters agreement	$99
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
At June 29, 2014 and December 31, 2013, $56 million and $121 million, respectively, was included in Accounts receivable as receivable from Pfizer, and $80 million and $181 million, respectively, was included in Accounts payable as payable to Pfizer.

23 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of June 29, 2014, and the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three and six-month periods ended June 29, 2014 and June 30, 2013. These condensed consolidated financial statements are the responsibility of the Company's management.
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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of June 29, 2014 and for the three and six-month periods ended June 29, 2014 and June 30, 2013 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
August 12, 2014

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
Introduction
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding the results of operations, comprehensive income, financial condition and cash flows of Zoetis Inc. (Zoetis). This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business of our 2013 Annual Report on Form 10-K.	25
Our operating environment	Information regarding the animal health industry and factors that affect our company.	26
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the condensed consolidated financial statements.	27
Analysis of the condensed consolidated statements of income	Consists of the following for all periods presented:
	• Revenue: An analysis of our revenue in total.	29
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	30
	• Operating segment results: A discussion of our revenue by operating segment and species and items impacting our earnings before income tax.	34
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	39
Our financial guidance for 2014	A discussion of our 2014 financial guidance.	43
Analysis of the condensed consolidated statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	43
Analysis of the condensed consolidated balance sheets	A discussion of changes in certain balance sheet accounts for all balance sheets presented.	44
Analysis of the condensed consolidated statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	44
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	45
New accounting standards	Accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.	47
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategic review, capital allocation and business-development plans. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.	47
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
A summary of our 2014 performance compared with the comparable 2013 period follows:

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Revenue	$1,158	$1,114	4	$2,255	$2,204	2
Net income attributable to Zoetis	$136	$128	6	$291	$268	9
Adjusted net income(a)	$189	$178	6	$380	$357	6

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this MD&A for more information.
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
For example, drought conditions could negatively impact, among other things, the supply of corn and the availability of grazing pastures. A decrease in harvested corn results in higher corn prices, which could negatively impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices and reduced availability of grazing pastures contribute to reductions in herd or flock sizes that in turn result in less spending on animal health products. As such, a prolonged drought could have a material adverse impact on our operating results and financial condition. Factors influencing the magnitude and timing of effects of a drought on our performance include, but may not be limited to, weather patterns and herd management decisions. The widespread drought which impacted parts of the United States during 2011, 2012, and 2013, was considered the worst in many years and affected our performance in the U.S. market in 2012 and in the first half of 2013.
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
Beginning in 2013, there have been several reported cases of the H7N9 avian influenza virus in China. In late March 2013, the Chinese government reported the first case of the H7N9 avian influenza virus. Since that time, over 400 cases have been detected. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2014 global revenue will not be significant. While China continues to represent a growth opportunity for us, sales in China represented less than 2% of our total revenue in 2013 and the majority was generated by our swine business.

26 |

In addition, since the second quarter of 2013 some producers in the United States have been experiencing an outbreak of the porcine epidemic diarrhea virus (PEDv). PEDv has existed in parts of Asia for many years. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting pork producers in understanding and controlling PEDv and we are partnering with the key stakeholders, including various academic institutions such as the University of Minnesota and Iowa State University. In addition, we have made significant progress on developing a vaccine for this disease, and we expect to request approval from the USDA for a conditional license for a PEDv vaccine during the second half of 2014. Since first reported in the United States in the second quarter of 2013, PEDv has continued to spread and has now been reported in at least 30 U.S. states, Canada, Mexico, and parts of South America. According to recent reports, the outbreak has impacted up to 50% of the sows in the United States, and up to one-third of the sows in Mexico. Furthermore, during the first half of 2014, active cases of PEDv were reported in several new markets in Asia, including Japan, South Korea and Taiwan. We currently believe the impact of PEDv on our 2014 revenue will not be significant. However, we are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on our 2014 revenue.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 29, 2014, approximately 54% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 29, 2014, approximately 46% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 3% from changes in foreign currency values relative to the U.S. dollar.
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for the six months ended June 30, 2013.
Our Venezuelan subsidiary's functional currency is the U.S. dollar because of the hyperinflationary status of the Venezuelan economy. In the first quarter of 2014, the Venezuelan government expanded its exchange mechanisms, resulting in three official rates of exchange for the Venezuelan bolivar. As of June 30, 2014, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 10.6; and the SICAD II rate of 49.98. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We will experience ongoing adverse impacts to earnings as our revenue, costs and expenses will be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations. As of June 29, 2014, in Venezuela we had net monetary assets denominated in local currency of $29 million. For the six months ended June 29, 2014, our revenue from the Venezuelan market was approximately $30 million. We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances.
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
We also expect to incur certain nonrecurring costs related largely to becoming an independent public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, certain legal registration and patent assignment costs, certain legal and commercial settlement costs, and certain restructuring and other charges. In addition, we will also incur certain costs related to the completion of FDAH integration activities. We expect all of the aforementioned nonrecurring costs to range between approximately $175 million to $195 million in 2014. These estimates exclude the impact of any depreciation or amortization of capitalized separation expenditures.

27 |

Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for equity award purposes. On June 24, 2013, Pfizer completed the Exchange Offer whereby Pfizer disposed of all shares of Zoetis common stock owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rata basis, outstanding Pfizer RSUs, Total Shareholder Return Units (TSRUs) and Performance Share Awards (PSAs) previously granted to our employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested Pfizer stock options previously granted to our employees accelerated in full, and our employees generally have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from Pfizer's completion of the Exchange Offer), (ii) termination of their employment from Zoetis, or (iii) the expiration date of the stock option. Zoetis employees who held Pfizer stock options and were retirement eligible as of June 24, 2013 will have the full term of the stock option to exercise.
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
Delays in establishing new operating subsidiaries
Due to local regulatory and operational requirements in certain non-U.S. jurisdictions, the transfer to us of certain assets and liabilities of Pfizer's animal health business did not legally occur as of the IPO Date. These assets and liabilities were not material to our consolidated financial statements, individually or in the aggregate. All expected subsidiaries have been established and the related assets and liabilities have transferred as of December 31, 2013.
Agreements with Pfizer
On February 6, 2013, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. This agreement has a service commencement date of January 1, 2013 in the United States and December 1, 2012 for our international locations. In addition, on October 1, 2012, we entered into a master manufacturing and supply agreement with Pfizer whereby we and Pfizer agreed to manufacture and supply products to each other commencing January 1, 2013. See Notes to Condensed Consolidated Financial Statements— Note 17. Transactions and Agreements with Pfizer for more information related to these and other agreements, including the related costs.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

28 |

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Revenue	$1,158	$1,114	4	$2,255	$2,204	2
Costs and expenses:
Cost of sales(a)	413	416	(1)	792	818	(3)
% of revenue	36%	37%		35%	37%
Selling, general and administrative expenses(a)	396	399	(1)	752	756	(1)
% of revenue	34%	36%		33%	34%
Research and development expenses(a)	92	95	(3)	179	185	(3)
% of revenue	8%	9%		8%	8%
Amortization of intangible assets(a)	15	15	—	30	30	—
Restructuring charges and certain acquisition-related costs	5	(20)	*	8	(13)	*
Interest expense, net of capitalized interest	29	32	(9)	58	54	7
Other (income)/deductions—net	8	(10)	*	9	(5)	*
Income before provision for taxes on income	200	187	7	427	379	13
% of revenue	17%	17%		19%	17%
Provision for taxes on income	61	59	3	133	111	20
Effective tax rate	30.5%	31.6%		31.1%	29.3%
Net income before allocation to noncontrolling interests	139	128	9	294	268	10
Less: Net income attributable to noncontrolling interests	3	—	—	3	—	—
Net income attributable to Zoetis	$136	$128	6	$291	$268	9
% of revenue	12%	11%		13%	12%
*Calculation not meaningful.
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

Revenue
Three months ended June 29, 2014 vs. three months ended June 30, 2013
Total revenue increased by $44 million, or 4%, in the second quarter of 2014 compared with the second quarter of 2013, reflecting higher operational revenue of $67 million, or 6%, comprised of 3% volume increases and 3% price increases. Operational results are defined as revenue excluding the impact of foreign exchange. Operational revenue growth was achieved across each of our operating segments, led by increased revenue in the U.S. segment in addition to good performance in the CLAR region, particularly Brazil and Canada. Total livestock sales increased 9% operationally, driven by strong sales of our cattle and poultry portfolios. Sales of our swine portfolio also increased, tempered by the effect of PEDv. Total companion animal sales increased 2% operationally, driven by the introduction of Apoquel® in the U.S., UK and Germany, as well as the strong performance in Latin American countries due to price increases in high inflationary markets and the continued increase in medicalization rates. Partially offsetting the increase in operating revenue was the unfavorable impact of foreign exchange, which decreased revenue by approximately $23 million, or 2%, driven by the depreciation of certain international currencies, particularly the Brazilian Real, the Australian dollar, the Argentine peso and the Canadian dollar.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Total revenue increased by $51 million, or 2%, in the first six months of 2014 compared with the first six months of 2013, reflecting higher operational revenue of $106 million, or 5%, comprised of 3% volume increases and 2% price increases. Operational revenue growth was driven by increased revenue in the U.S. segment and good performance in emerging markets, particularly Brazil and China, as well as high inflationary markets resulting from price increases. Total livestock sales increased 6% operationally, driven by strong sales of our cattle, poultry and swine portfolios. Growth in sales of swine products were tempered by the effect of PEDv. Total companion animal sales increased 2% operationally, driven by the introduction of Apoquel® in the U.S., UK and Germany, as well as the strong performance in Latin American countries due to price increases in high inflationary markets and the continued increase in medicalization rates. Partially offsetting the increase in operating revenue was the unfavorable impact of foreign exchange, which decreased revenue by approximately $55 million, or 3%, driven by the depreciation of certain international currencies, particularly the Brazilian real and the Australian dollar.

29 |

Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Cost of sales(a)	$413	$416	(1)	$792	$818	(3)
% of revenue	35.7%	37.3%		35.1%	37.1%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocations from Pfizer of corporate enabling functions were $3 million in the first quarter of 2013.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
Cost of sales decreased by $3 million, or 1%, in the second quarter of 2014 compared with the second quarter of 2013, primarily as a result of:

•	favorable foreign exchange;

•
lower global manufacturing and supply costs as compared with 2013, reflective of incremental spending associated with the build-up of our operations throughout 2013, which will be most evident in the second half of 2014;

•	a decrease in inventory obsolescence reserves compared with the second quarter of 2013; and

•	the nonrecurrence of additional one-time costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation;
partially offset by:

•	revenue growth.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Cost of sales decreased by $26 million, or 3%, in the first six months of 2014 compared with the first six months of 2013, primarily as a result of:

•	favorable foreign exchange;

•
lower global manufacturing and supply costs as compared with 2013, reflective of incremental spending associated with the build-up of our operations throughout 2013, which will be most evident in the second half of 2014; and

•	the nonrecurrence of additional one-time costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation;
partially offset by:

•	revenue growth.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Selling, general and administrative expenses(a)	$396	$399	(1)	$752	$756	(1)
% of revenue	34%	36%		33%	34%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocations from Pfizer of corporate enabling functions were $24 million in the first quarter of 2013.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
Selling, general & administrative (SG&A) expenses decreased by $3 million, or 1%, in the second quarter of 2014 compared with the second quarter of 2013, primarily as a result of:

•
a reduction in the amount of one-time costs related to becoming an independent public company, including the nonrecurrence of additional one-time costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation; and

•	favorable foreign exchange;
partially offset by:

•	increased field selling and distribution expenses in certain regions due to higher sales and increased temperature-controlled supply chain costs;

30 |

•	higher advertising and promotional investments due to the timing of spending; and

•	additional costs due to the build-up of our enabling functions and related costs post-separation from Pfizer.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
SG&A expenses decreased by $4 million, or 1%, in the first six months of 2014 compared with the first six months of 2013, primarily as a result of:

•
a reduction in the amount of one-time costs related to becoming an independent public company, including the nonrecurrence of additional one-time costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation; and

•	favorable foreign exchange;
partially offset by:

•	increased field selling and distribution expenses in certain regions due to higher sales and increased temperature-controlled supply chain costs; and

•	additional costs due to the build-up of our enabling functions and related costs post-separation from Pfizer.

Research and development expenses
	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Research and development expenses	$92	$95	(3)	$179	$185	(3)
% of revenue	8%	9%		8%	8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
R&D expenses decreased by $3 million, or 3%, in the second quarter of 2014 compared with the second quarter of 2013, primarily as a result of:

•
the nonrecurrence of additional one-time costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation; and

•	savings associated with the closure of two R&D sites;
partially offset by:

•	higher expenses related to our research alliances R&D spending.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
R&D expenses decreased by $6 million, or 3%, in the first six months of 2014 compared with the first six months of 2013, primarily as a result of:

•	the nonrecurrence of additional one-time costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation;

•	reduced spending on supplies and other indirect R&D expenses;

•	savings associated with the closure of two R&D sites; and

•	favorable foreign exchange;
partially offset by:

•	an increase in direct project spending.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Restructuring charges and certain acquisition-related costs	$5	$(20)	*	$8	$(13)	*
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

31 |

In the first half of 2014, we recorded a restructuring charge of $5 million related to employee severance costs in EuAfME as a result of an initiative to reduce costs and better align the organizational structure. We may incur additional restructuring costs throughout 2014 as we finalize plans and programs.
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
Our acquisition-related costs were primarily related to restructuring charges for employees, assets and activities that will not continue in the future, as well as integration costs. The majority of these net restructuring charges are related to termination costs, but we also exited a number of distributor and other contracts and performed some facility rationalization efforts. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
Restructuring charges and certain acquisition-related costs increased by $25 million in the second quarter of 2014 compared with the second quarter of 2013, primarily as a result of the nonrecurrence of a previously established termination reserve that was reversed in the second quarter of 2013, partially offset by employee severance costs related to a restructuring initiative in EuAfME.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Restructuring charges and certain acquisition-related costs increased by $21 million in the first six months of 2014 compared with the first six months of 2013, primarily as a result of the nonrecurrence of a previously established termination reserve that was reversed in the second quarter of 2013, partially offset by employee severance costs related to a restructuring initiative in EuAfME.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Interest expense, net of capitalized interest	$29	$32	(9)	$58	$54	7
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
Interest expense, net of capitalized interest, decreased by $3 million, or 9%, in the second quarter of 2014 compared with the second quarter of 2013, primarily due to higher capitalized interest associated with increased capital spending.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Interest expense, net of capitalized interest, increased by $4 million, or 7%, in the first six months of 2014 compared with the first six months of 2013, primarily due to the issuance of our senior notes on January 28, 2013. Interest expense related to allocated debt was $2 million for the six months ended June 30, 2013.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Other (income)/deductions—net	$8	$(10)	*	$9	$(5)	*
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
The change in Other (income)/deductions—net reflects an unfavorable impact of $18 million on income attributable to Zoetis in the second quarter of 2014 compared with the second quarter of 2013, primarily due to:

•	the recording of a reserve associated with a commercial settlement and recall in Mexico of $13 million; and

•	higher foreign currency losses primarily driven by costs related to hedging and exposures to certain emerging market currencies;
partially offset by:

•	a net gain on the sale of land by our Taiwan joint venture.

32 |

Six months ended June 29, 2014 vs. six months ended June 30, 2013
The change in Other (income)/deductions—net reflects an unfavorable impact of $14 million on income attributable to Zoetis in the first six months of 2014 compared with the first six months of 2013, primarily due to:

•	higher foreign currency losses primarily driven by costs related to hedging and exposures to certain emerging market currencies;

•	the recording of a reserve associated with a commercial settlement and recall in Mexico of $13 million; and

•	a pension plan settlement charge related to the divestiture of a manufacturing plan;
partially offset by:

•	a net gain on the sale of land by our Taiwan joint venture; and

•	an insurance recovery of litigation related charges.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Provision for taxes on income	$61	$59	3	$133	$111	20
Effective tax rate	30.5%	31.6%		31.1%	29.3%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
The effective tax rate was 30.5% for the second quarter of 2014, compared with 31.6% for the second quarter of 2013. The lower effective tax rate for the second quarter of 2014 compared with the second quarter of 2013 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
The effective tax rate was 31.1% for the first six months of 2014, compared with 29.3% for the first six months of 2013. The higher effective tax rate for the first six months of 2014 compared with the first six months of 2013 was primarily attributable to:

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
On a global basis, the mix of our revenue between livestock and companion animal products is as follows:

			% Change
	Three Months Ended			Related to
	June 29,	June 30,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.
Livestock	$224	$204	10	—	10
Companion animal	235	233	1	—	1
	459	437	5	—	5
EuAfME
Livestock	193	181	7	2	5
Companion animal	91	85	7	5	2
	284	266	7	3	4
CLAR
Livestock	156	153	2	(11)	13
Companion animal	58	60	(3)	(9)	6
	214	213	—	(11)	11
APAC
Livestock	130	129	1	(6)	7
Companion animal	55	57	(4)	(5)	1
	185	186	(1)	(6)	5

Total
Livestock	703	667	5	(4)	9
Companion animal	439	435	1	(1)	2
Contract Manufacturing	16	12	33	6	27
	$1,158	$1,114	4	(2)	6
Certain amounts and percentages may reflect rounding adjustments.

34 |

			% Change
	Six Months Ended			Related to
	June 29,	June 30,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.
Livestock	$487	$449	8	—	8
Companion animal	451	442	2	—	2
	938	891	5	—	5
EuAfME
Livestock	374	373	—	1	(1)
Companion animal	180	172	5	4	1
	554	545	2	2	—
CLAR
Livestock	291	292	—	(11)	11
Companion animal	91	92	(1)	(10)	9
	382	384	(1)	(11)	10
APAC
Livestock	257	256	—	(7)	7
Companion animal	97	105	(8)	(7)	(1)
	354	361	(2)	(7)	5

Total
Livestock	1,409	1,370	3	(3)	6
Companion animal	819	811	1	(1)	2
Contract Manufacturing	27	23	17	7	10
	$2,255	$2,204	2	(3)	5
Certain amounts and percentages may reflect rounding adjustments.

Earnings information by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	June 29,	June 30,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.	$258	$254	2	—	2
EuAfME	103	93	11	2	9
CLAR	88	78	13	(3)	16
APAC	72	71	1	(10)	11
Total reportable segments	521	496	5	(2)	7
Other business activities	(74)	(76)	(3)
Reconciling Items:
Corporate	(128)	(137)	(7)
Purchase accounting adjustments	(13)	(13)	—
Acquisition-related costs	(2)	(9)	(78)
Certain significant items	(53)	(43)	23
Other unallocated	(51)	(31)	65
Income before provision for taxes on income	$200	$187	7
Certain amounts and percentages may reflect rounding adjustments.

35 |

			% Change
	Six Months Ended			Related to
	June 29,	June 30,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.	$536	$488	10	—	10
EuAfME	215	207	4	1	3
CLAR	152	130	17	3	14
APAC	138	146	(5)	(9)	4
Total reportable segments	1,041	971	7	(1)	8
Other business activities	(146)	(147)	(1)
Reconciling Items:
Corporate	(253)	(253)	—
Purchase accounting adjustments	(25)	(25)	—
Acquisition-related costs	(4)	(15)	(73)
Certain significant items	(89)	(85)	5
Other unallocated	(97)	(67)	45
Income before provision for taxes on income	$427	$379	13
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
U.S. operating segment
U.S. segment revenue increased by $22 million, or 5%, in the second quarter of 2014 compared with the second quarter of 2013, of which approximately $20 million resulted from growth in livestock products and approximately $2 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales across cattle, poultry and swine. Strong growth in sales of cattle products was primarily due to improved market conditions, driven by higher cattle prices and lower costs of feed, compared with the second quarter of 2013. Sales of poultry products benefited from new vaccines and growth in medicated feed additives. Growth in swine products was due to continued customer acceptance of new products, tempered by the effect of PEDv.

•	Companion animal revenue growth was driven primarily by sales of Apoquel®. Results were partially offset by competitive pressure in our vaccines and pain portfolios.
U.S. segment earnings increased by $4 million, or 2%, in the second quarter of 2014 compared with the second quarter of 2013 due to strong revenue growth, partially offset by higher operating expenses, including increased promotional spending. U.S segment earnings were also favorably impacted by a $4 million decrease in certain supply chain and logistics costs that were reported in the U.S. segment in the second quarter of 2013, but are reported in Other unallocated (see Reconciling items below) beginning in the first quarter of 2014.
EuAfME operating segment
EuAfME segment revenue increased by $18 million, or 7%, in the second quarter of 2014 compared with the second quarter of 2013. Operational revenue increased by $9 million, or 4%, of which approximately $8 million resulted from growth in livestock products and approximately $1 million resulted from growth in companion animal products.

•
Livestock revenue growth was primarily driven by increased sales in Germany, the UK and Spain, slightly offset by declines in France. Strong growth in sales of poultry and cattle products were slightly offset by a decline in sales of swine products.

•
Companion animal revenue growth was favorably impacted by the successful launch of Apoquel® in the UK and Germany, as well as growth in emerging markets. Results were partially offset by increased local competition in France and southern Europe.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately 3%.
EuAfME segment earnings increased by $10 million, or 11%, in the second quarter of 2014 compared with the second quarter of 2013. Operational earnings growth was $8 million, or 9%, primarily due to revenue growth and higher gross margins, partially offset by higher operating expenses.
CLAR operating segment
CLAR segment revenue increased by $1 million in the second quarter of 2014 compared with the second quarter of 2013. Operational revenue growth was $23 million, or 11%, of which approximately $20 million resulted from growth in livestock products and $3 million resulted from growth in companion animal product sales.

36 |

•
Livestock revenue growth was primarily driven by the region's two largest markets, Brazil and Canada. In Brazil, there was significant growth in the cattle and poultry portfolios. In Canada, growth in sales of cattle products was due to higher prices for cattle leading to increased treatments. Additionally, sales of swine products, primarily anti-infectives and vaccines, increased in Canada, while poultry products declined slightly. Livestock sales were also favorably impacted by price increases in high inflationary markets such as Venezuela and Argentina.

•	Companion animal growth was favorably impacted by sales in Venezuela and Argentina as a result of price increases, as well as growth in Brazil.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $22 million, or 11%, primarily due to the depreciation of currencies in Brazil, Canada and other emerging markets.
CLAR segment earnings increased by $10 million, or 13%, in the second quarter of 2014 compared with the second quarter of 2013. Operational earnings growth was $13 million, or 16%, driven by revenue growing at a faster rate than operating expenses.
APAC operating segment
APAC segment revenue decreased by $1 million, or 1%, in the second quarter of 2014 compared with the second quarter of 2013. Operational revenue growth was $10 million, or 5%, of which approximately $9 million resulted from growth in livestock products and approximately $1 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven primarily by increased sales of cattle products in New Zealand and Australia, growth of swine products in China, and growth in sales of poultry products in Australian and India. Results were tempered by declining sales in Japan and Korea.

•	Companion animal revenue was favorably impacted by an increase in equine sales in Australia, which was offset by declines in sales of small animal products in Japan.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $11 million, or 6%, primarily due to the depreciation of currencies in Australia, Japan and India.
APAC segment earnings increased by $1 million, or 1%, in the second quarter of 2014 compared with the second quarter of 2013. Operational earnings growth was $8 million, or 11%, primarily due to revenue growth and a decline in operating expenses.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
U.S. operating segment
U.S. segment revenue increased by $47 million, or 5%, in the first six months of 2014 compared with the first six months of 2013, of which approximately $38 million resulted from growth in livestock products and approximately $9 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales across cattle, poultry and swine. Strong growth in sales of cattle products was primarily due to improved market conditions, driven by higher cattle prices and lower costs of feed, compared with the first six months of 2013. Sales of poultry products benefited from new vaccines and growth in medicated feed additives. Growth in swine products was due to continued customer acceptance of new products, tempered by the effect of PEDv.

•
Companion animal revenue growth was driven by the introduction of Apoquel®. Results were partially offset by a reduced number of clinic visits due to extreme weather conditions across the United States early in the year, and the favorable impact due to a competitor supply issue in the first quarter of 2013.

U.S. segment earnings increased by $48 million, or 10%, in the first six months of 2014 compared with the first six months of 2013 due to strong revenue growth, improvement in cost of goods sold and lower operating expenses. U.S segment earnings were also favorably impacted by a $9 million decrease in certain supply chain and logistics costs that were reported in the U.S. segment in the first six months of 2013, but are reported in Other unallocated (see Reconciling items below) beginning in the first quarter of 2014.
EuAfME operating segment
EuAfME segment revenue increased by $9 million, or 2%, in the first six months of 2014 compared with the first six months of 2013. Operational revenue was flat, with growth of approximately $3 million in companion animal products offset by declines of approximately $3 million in livestock products.

•
The decrease in livestock revenue was primarily driven by lower sales in the cattle portfolio, particularly in the UK due to severe flooding. Additionally, sales in the swine portfolio were impacted by local competition and reductions in the use of anti-infectives. These declines were partially offset by growth of cattle product sales in emerging markets.

•	Companion animal revenue growth was favorably impacted by the successful launch of Apoquel® in Germany and the UK. Results were partially offset by increased local competition.
Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately 2%.

37 |

EuAfME segment earnings increased by $8 million, or 4%, in the first six months of 2014 compared with the first six months of 2013. Operational earnings growth was $7 million, or 3%, primarily due to higher gross margins, partially offset by higher operating expenses.
CLAR operating segment
CLAR segment revenue decreased by $2 million, or 1%, in the first six months of 2014 compared with the first six months of 2013. Operational revenue growth was $40 million, or 10%, of which approximately $32 million resulted from growth in livestock products and $8 million resulted from growth in companion animal product sales.

•
Livestock revenue growth was driven by increased sales in the cattle, poultry and swine portfolios, primarily in Brazil and Canada. Livestock sales were also favorably impacted by price increases in high inflationary markets such as Venezuela and Argentina.

•	Companion animal growth was favorably impacted by increased sales in Brazil, as well as higher prices in Canada, Venezuela and Argentina.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $42 million, or 11%, primarily due to the depreciation of currencies in Brazil, Canada and other emerging markets.
CLAR segment earnings increased by $22 million, or 17%, in the first six months of 2014 compared with the first six months of 2013, driven by the unfavorable impact of the Venezuela currency devaluation in the year-ago quarter. Operational earnings increased $18 million, or 14%, primarily driven by revenue growth as well as gross margin and operating expenses remaining in line with revenue.
APAC operating segment
APAC segment revenue decreased by $7 million, or 2%, in the first six months of 2014 compared with the first six months of 2013. Operational revenue growth was $16 million, or 5%, of which approximately $17 million resulted from growth in livestock products, partially offset by declines in companion animal products of approximately $1 million.

•	Livestock revenue growth was driven primarily by increased sales of swine products in China and Japan. Additionally, there was growth in sales of cattle products in China, New Zealand and Australia.

•
The decrease in companion animal revenue was primarily due to declines in Australia and Japan driven by increased competition of parasiticides. Results were partially offset by an increase in equine product sales in Australia.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $23 million, or 7%, primarily due to the depreciation of currencies in Australia, Japan and India.
APAC segment earnings declined by $8 million, or 5%, in the first six months of 2014 compared with the first six months of 2013. Operational earnings growth was $7 million, or 4%, primarily due to revenue growth and higher gross margin.
Other business activities
Other business activities includes our CSS contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the respective regional segment.
Three months ended June 29, 2014 vs. three months ended June 30, 2013
Other business activities spend decreased by $2 million, or 3%, in the second quarter of 2014 compared with the second quarter of 2013, reflecting more favorable results in our CSS contract manufacturing business.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Other business activities spend decreased by $1 million, or 1%, in the first six months of 2014 compared with the first six months of 2013, reflecting more favorable results in our CSS contract manufacturing business, partially offset by an increase in direct R&D project spending.
Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:

•
Corporate, which includes certain costs associated with business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, among others. These costs also include certain compensation costs and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets, and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for restructuring and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and

38 |

•
Other unallocated, which includes certain overhead expenses associated with our global manufacturing operations not charged to our operating segments. Effective January 1, 2014, Other unallocated also includes certain costs associated with business technology and finance that specifically support our global manufacturing operations. These costs were previously reported in Corporate. Also, beginning in the first quarter of 2014, certain supply chain and global logistics costs that were previously reported in the four reportable segments are reported in Other unallocated. This presentation better reflects how we measure the performance of the global manufacturing organization.

Three months ended June 29, 2014 vs. three months ended June 30, 2013
Corporate expenses decreased by $9 million, or 7%, in the second quarter of 2014 compared with the second quarter of 2013, primarily due to a reduction in share-based payment expenses as a result of our separation from Pfizer, as well as a decrease in certain inventory-related costs not charged to our operating segments. Additional reductions are due to lower interest expense, net of capitalized interest, of $3 million due primarily to higher capitalized interest associated with increased capital project spending. These decreases are partially offset by additional costs associated with the build-up of our enabling functions post-separation from Pfizer.
Other unallocated expenses increased by $20 million, or 65%, in the second quarter of 2014 compared with the second quarter of 2013, primarily due to an increase in certain supply chain and logistics costs that were reported in the four reportable segments in the first quarter of 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
See Notes to Condensed Consolidated Financial Statements—Note 16. Segment and Other Revenue Information for further information.
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Corporate expenses were flat in the first six months of 2014, compared with the first six months of 2013, and include additional costs associated with the build-up of our enabling functions post-separation from Pfizer, as well as higher interest expense, net of capitalized interest, of $4 million primarily as a result of the issuance of our senior notes on January 28, 2013. These increases are partially offset by a decrease in certain inventory-related costs not charged to our operating segments and a reduction in share-based payment expenses as a result of our separation from Pfizer.
Other unallocated expenses increased by $30 million, or 45%, in the first six months of 2014 compared with the first six months of 2013, primarily due to an increase in certain supply chain and logistics costs that were reported in the four reportable segments in the first six months of 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
See Notes to Condensed Consolidated Financial Statements—Note 16. Segment and Other Revenue Information for further information.
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

39 |

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
Certain significant items
Adjusted net income is calculated prior to considering Certain significant items. Certain significant items represents substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as Certain significant items would be costs related to becoming an independent public company; a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered Certain significant items.

40 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to non-GAAP adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
GAAP reported net income attributable to Zoetis	$136	$128	6	$291	$268	9
Purchase accounting adjustments—net of tax	8	9	(11)	16	17	(6)
Acquisition-related costs—net of tax	2	6	(67)	3	10	(70)
Certain significant items—net of tax	43	35	23	70	62	13
Non-GAAP adjusted net income(a)	$189	$178	6	$380	$357	6
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 28.4% and 29.4% for the second quarter of 2014 and 2013, respectively, and 29.7% and 29.2% for the first six months of 2014 and 2013, respectively. The lower effective tax rate in the second quarter of 2014 compared with the second quarter of 2013 is due to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. The higher effective tax rate in the first six months of 2014 compared with the first six months of 2013 is due to an $8 million discrete tax expense during the first quarter of 2014 related to an intercompany inventory adjustment, as well as changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. In addition, we recognized a $2 million discrete income tax provision benefit during the first quarter of 2013 related to the 2012 U.S research and development tax credit which was retroactively extended on January 3, 2013.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
	2014	2013	Change	2014	2013	Change
Earnings per share—diluted(a)(b):
GAAP reported EPS attributable to Zoetis—diluted	$0.27	$0.26	4	$0.58	$0.54	7
Purchase accounting adjustments—net of tax	0.02	0.02	—	0.03	0.03	—
Acquisition-related costs—net of tax	—	0.01	(100)	0.01	0.02	(50)
Certain significant items—net of tax	0.09	0.07	29	0.14	0.12	17
Non-GAAP adjusted EPS—diluted	$0.38	$0.36	6	$0.76	$0.71	7
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs and DSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Interest expense, net of capitalized interest	$29	$32	$58	$54
Interest income	1	—	2	1
Income taxes	76	74	162	147
Depreciation	33	34	64	69
Amortization	5	4	9	8

41 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Purchase accounting adjustments:
Amortization and depreciation(a)	$13	$12	$24	$23
Cost of sales(b)	—	1	1	2
Total purchase accounting adjustments—pre-tax	13	13	25	25
Income taxes(c)	5	4	9	8
Total purchase accounting adjustments—net of tax	8	9	16	17
Acquisition-related costs(d):
Integration costs(e)	2	10	4	14
Restructuring costs(f)	—	(1)	—	1
Total acquisition-related costs—pre-tax	2	9	4	15
Income taxes(c)	—	3	1	5
Total acquisition-related costs—net of tax	2	6	3	10
Certain significant items(g):
Restructuring charges(h)	3	(27)	3	(26)
Implementation costs and additional depreciation—asset restructuring(i)	—	1	1	3
Certain asset impairment charges(j)	—	—	—	1
Net gains on sale of assets (k)	(3)	(6)	(3)	(6)
Stand-up costs(l)	41	77	74	111
Other(m)	12	(2)	14	2
Total significant items—pre-tax	53	43	89	85
Income taxes(c)	10	8	19	23
Total significant items—net of tax	43	35	70	62
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$53	$50	$89	$89
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expense related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows: $1 million included in Selling, general and administrative expenses in the three months ended June 29, 2014; $1 million included in Research and development expenses in each of the three and six months ended June 29, 2014; and $11 million and $23 million in the three and six months ended June 29, 2014, respectively, and $12 million and $23 million in the three and six months ended June 30, 2013, respectively, included in Amortization of intangible assets.

(b)	Depreciation expense included in Cost of sales.

(c)
Included in Provision for taxes on income. Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

(d)
Acquisition-related costs were distributed as follows: $2 million in each of the three and six months ended June 30, 2013 included in Cost of Sales; and $2 million and $4 million in the three and six months ended June 29, 2014, respectively, and $7 million and $13 million in the three and six months ended June 30, 2013, respectively, included in Restructuring charges and certain acquisition-related costs.

(e)
Integration costs were distributed as follows: $2 million in each of the three and six months ended June 30, 2013 included in Cost of Sales; and $2 million and $4 million in the three and six months ended June 29, 2014, respectively, and $8 million and $12 million in the three and six months ended June 30, 2013, respectively, included in Restructuring charges and certain acquisition-related costs.

(f)
Included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(g)
Certain significant items were distributed as follows: $8 million and $11 million included in the three and six months ended June 29, 2014, respectively, and $13 million and $16 million included in the three and six months ended June 30, 2013, included in Cost of sales; $31 million and $61 million in the three and six months ended June 29, 2014, respectively, and $60 million and $95 million in the three and six months ended June 30, 2013, respectively, included in Selling, general and administrative expenses; $4 million in each of the three and six months ended June 30, 2013, respectively, included in Research and development expenses; $3 million and $4 million in the three and six months ended June 29, 2014, respectively, and $27 million income and $26 million income in the three and six months ended June 30, 2013, respectively, included in Restructuring charges and certain acquisition-related costs; and $11 million and $13 million in the three and six months ended June 29, 2014, respectively, and $7 million income and $4 million income in the three and six months ended June 30, 2013, respectively, included in Other (income)/deductions—net.

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

42 |

(k)
For the three and six months ended June 29, 2014, represents the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture. For the three and six months ended June 30, 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009. Included in Other (income)/deductions—net. See Notes to Condensed Consolidated and Combined Financial Statements—Note 6. Other (Income)/Deductions—Net for more information

(l)
Certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs which were distributed as follows: $8 million and $11 million in the three and six months ended June 29, 2014, respectively, and $13 million and $15 million in the three and six months ended June 30, 2013, respectively, included in Cost of sales; $31 million and $61 million in the three and six months ended June 29, 2014, respectively, and $60 million and $92 million in the three and six months ended June 30, 2013, respectively, included in Selling, general and administrative expenses; $4 million in each of the three and six months ended June 30, 2013 included in Research and development expenses; and $2 million in each of the three and six months ended June 29, 2014 included in Other (income)/deductions—net.

(m) For the three and six months ended June 29, 2014, includes a reserve associated with a commercial settlement in Mexico ($13 million). The six months ended June 29, 2014 also includes a pension plan settlement charge related to the divestiture of a manufacturing plant ($4 million), partially offset by an insurance recovery of litigation related charges ($2 million income).
Our financial guidance for 2014
Our 2014 financial guidance is summarized below:

Selected Line Items
Revenue	$4,675 to $4,750 million
Adjusted cost of sales as a percentage of revenue(a)	Approximately 35.5%
Adjusted SG&A expenses(a)	$1,440 to $1,480 million
Adjusted R&D expenses(a)	$390 to $405 million
Adjusted interest expense and other (income)/deductions(a)	Approximately $105 million
Effective tax rate on adjusted income(a)	Approximately 29%
Adjusted diluted EPS(a)	$1.50 to $1.54
Certain significant items(b) and acquisition-related costs	$175 to $195 million
Reported diluted EPS	$1.16 to $1.20

(a)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, certain legal registration and patent assignment costs, as well as restructuring, certain legal and commercial settlements and other costs.

In updating our guidance for full-year 2014, we have considered current exchange rates and other factors.
A reconciliation of 2014 adjusted net income and adjusted diluted EPS guidance to 2014 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full-Year 2014 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$750 - $770	~$1.50 - $1.54
Purchase accounting adjustments	~(30)	~(0.06)
Certain significant items(b) and acquisition-related costs	~(130 - 145)	~(0.26 - 0.29)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$580 - $600	~$1.16 - $1.20

(a)	For an understanding of adjusted net income, see the “Adjusted net income” section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, certain legal registration and patent assignment costs, as well as restructuring, certain legal and commercial settlements and other costs.

Our 2014 financial guidance is subject to a number of factors and uncertainties—as described in the “Forward-looking information and factors that may affect future results,” “Our operating environment” and “Our strategy” and in Part I, Item 1A. “Risk Factors” of our 2013 Annual Report on Form 10-K.
Analysis of the condensed consolidated statements of comprehensive income
Virtually all changes in other comprehensive income for the periods presented are related to foreign currency translation adjustments. These changes result from the strengthening or weakening of the U.S. dollar as compared with the currencies in the countries in which we do business. The gains and losses associated with these changes are deferred on the balance sheet in Accumulated other comprehensive loss until realized.

43 |

Analysis of the condensed consolidated balance sheets
June 29, 2014 vs. December 31, 2013
For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including current portion of allocated long term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of the timing of customer collections.
Inventories increased primarily due to the build up of safety stock levels in preparation of certain production transfers and to support increased commercial demand of selected products. See Notes to Condensed Consolidated Financial Statements— Note 10. Inventories.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the second quarter of 2014. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.

Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending in excess of depreciation expense.
Accounts payable decreased as a result of the timing of payments, including the settlement of payables with Pfizer.
Accrued compensation and related items decreased primarily due to payment of 2013 annual bonuses to eligible employees and 2013 employee savings plan contributions.
Dividends payable decreased, reflecting the payment of dividends declared on March 26, 2014.
Other current liabilities decreased reflecting a reduction in accrued expenses, including accrued interest and accrued contract rebates, among others.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 29,	June 30,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Net cash provided by (used in):
Operating activities	$136	$269	(49)
Investing activities	(95)	(74)	28
Financing activities	(74)	(140)	(47)
Effect of exchange-rate changes on cash and cash equivalents	1	(3)	*
Net (decrease) increase in cash and cash equivalents	$(32)	$52	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Operating activities
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Net cash provided by operating activities was $136 million in the first half of 2014 compared with net cash provided by operating activities of $269 million in the first half of 2013. The decrease in operating cash flows for the six months ended June 29, 2014 was attributable to the net change in operating assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer, primarily attributable to the timing of receipts and payments in the ordinary course of business and a decrease in other liabilities, including lower accrued compensation. This decrease was partially offset by income before allocation to noncontrolling interests, as adjusted for depreciation and amortization. The increase in operating cash flows for the six months ended June 30, 2013, was primarily attributable to the timing of receipts and payments in the ordinary course of business and operational reductions in inventory.
Investing activities
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Our net cash used in investing activities was $95 million in the first half of 2014 compared with net cash used in investing activities of $74 million in the first half of 2013, primarily due to a second quarter 2014 milestone payment related to previously acquired intangible assets, as well as higher investments in property, plant and equipment.

44 |

Financing activities
Six months ended June 29, 2014 vs. six months ended June 30, 2013
Our net cash used in financing activities was $74 million in the first half of 2014 compared with cash used in financing activities of $140 million in the first half of 2013. The net cash used in financing activities for 2014 was due primarily to the payment of dividends. The net cash used in financing activities for 2013 was primarily attributable to the net transfers to Pfizer as a result of the Separation.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 29,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Cash and cash equivalents	$578	$610
Accounts receivable, net(a)	1,098	1,138
Short-term borrowings	12	15
Long-term debt(b)	3,642	3,642
Working capital	2,266	1,942
Ratio of current assets to current liabilities	3.14:1	2.37:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the six months ended June 29, 2014 compared with December 31, 2013, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. There were no borrowings outstanding as of June 29, 2014 or December 31, 2013.
We have additional lines of credit with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 29, 2014, we had access to $61 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $12 million and $15 million as of June 29, 2014 and December 31, 2013, respectively. Long-term borrowings outstanding related to these facilities were $2 million as of both June 29, 2014 and December 31, 2013.
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

45 |

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

46 |

Pension Obligations
We expect to contribute a total of approximately $8 million to our dedicated international benefits plans and the international plans accounted for as multi-employer plans in 2014. As part of the Separation from Pfizer, a net liability was recognized in 2013 for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that will be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement. During the first quarter of 2014, our pension plan in Japan was transferred to us from Pfizer. The net pension obligation (approximately $2 million) and the related accumulated other comprehensive loss (approximately $2 million, net of tax) associated with this plan were recorded, and the $21 million net liability recognized in 2013 was reduced to $19 million, the balance as of June 29, 2014.
Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the Separation, Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $32 million as of June 29, 2014) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal semi-annual installments through 2022.
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 12. Benefit Plans.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 29, 2014 or December 31, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Condensed Consolidated Financial Statements—Note 4. Significant Accounting Policies: New Accounting Standards.
Recently Issued Accounting Standards Not Adopted as of June 29, 2014.
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. Early adoption is not permitted. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We are currently assessing the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.
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

47 |

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
Our financial instrument holdings at June 29, 2014, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at June 29, 2014, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $41 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $52 million. For additional details, see Notes to Condensed Consolidated Financial Statements—Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At June 29, 2014, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 29, 2014, our Chief Executive Officer and Acting Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

48 |

Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently migrating many of our financial reporting and processing systems to an enterprise-wide solution. These system implementations are part of our ongoing stand-up efforts, and we plan to continue to implement such systems throughout the business over the course of the next few years. In connection with these implementations and resulting business process changes, we will enhance the design and documentation of our internal control over financial reporting process to maintain effective controls over our financial reporting.

49 |

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
The issue of the potential transfer of increased antibacterials resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.2 billion for the year ended December 31, 2013.
In December 2013, the FDA announced final guidance establishing procedures for the voluntary phase out in the United States over a three year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. Our total revenue attributable to medicated feed additives was approximately $446 million for the year ended December 31, 2013. The FDA indicated that they took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. Zoetis supports the FDA's efforts to voluntarily phase-out growth promotion indications for medically important antibiotics in food producing animals and will comply with procedures outlined in the December 2013 FDA guidance. Recently, legislation has been proposed in France to require reporting of antibiotics sold, prohibit rebates and discounts on antibiotics, and reduce the use of antibiotics through certain reduction targets.
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
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, such as avian influenza, foot-and-mouth disease or bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) or porcine epidemic diarrhea virus (otherwise known as PEDv), which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. For example, the outbreak of PEDv that has seriously impacted swine herds in the United States since 2013 has spread to Mexico and Canada. PEDv has now been detected in at least 30 swine-producing states in the United States, and has impacted up to 50% of the U.S. sow population and one-third of the Mexican swine population. In addition, the outbreak of PEDv that has affected several countries in Asia since 2012 has spread to additional markets including Japan, South Korea and Taiwan. The continued spread of PEDv in the United States, Asia and neighboring countries could impact the size of swine herds and the demand for our swine products in these markets. Furthermore, in April 2012, the USDA announced that it had identified a case of BSE in California. This announcement caused certain countries to implement additional inspections of, or suspend the importation of, U.S. beef. Additionally, in December 2012, the World Animal Health Organization announced that a case of BSE had been identified in Brazil. This announcement similarly caused certain countries to suspend the importation of Brazilian beef. While the restrictions that were implemented as a result of these cases of BSE have not significantly affected demand for our products, the discovery of additional cases of BSE may result in additional restrictions related to, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
The animal health industry is highly competitive.
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. There are several new start-up companies who are working in the animal health area. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more

50 |

resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. In addition to competition from established market participants, new entrants to the animal health medicines and vaccines industry could substantially reduce our market share or render our products obsolete.
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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. We have a global manufacturing network consisting of 27 manufacturing sites located in 10 countries. In addition, 13 Pfizer sites located in 12 countries manufacture certain of our products for us. Included in these 13 Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a period of time. These 13 Pfizer sites consist of sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured human health products. We also employ a network of approximately 200 contract manufacturing organizations (CMOs). Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
Minor deviations in our manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including:

•	the failure of us or any of our vendors or suppliers, including logistical service providers, to comply with applicable regulations and quality assurance guidelines;

•	construction delays;

•	equipment malfunctions;

•	shortages of materials;

•	labor problems;

•	natural disasters;

•	power outages;

•	terrorist activities;

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
Risks related to legal matters and regulation
The illegal distribution and sale by third parties of counterfeit versions of our products or of stolen, diverted, or relabeled products could have a negative impact on our reputation and business.
Third parties may illegally distribute and sell counterfeit versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Counterfeit products are frequently unsafe or ineffective and can be potentially life-threatening to animals. Our reputation and business could suffer harm as a result of counterfeit products sold under our brand name. In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit, which are not properly stored or which have been repackaged or relabeled and which are sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our product sales, business and results of operations.

51 |

Risks related to our international operations
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2013, we generated approximately 54% of our revenue in currencies other than the U.S. dollar, principally the euro, Australian dollar and Brazilian real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. For example, our Venezuelan subsidiary’s functional currency is the U.S. dollar because of the hyperinflationary status of the Venezuelan economy. On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivar per U.S. dollar. We incurred a foreign currency loss immediately on the devaluation as a result of remeasuring the local balance sheets and we will experience ongoing impacts to earnings as our revenue and expenses will be translated at lower rates.
We also face risks arising from currency devaluations and the imposition of cash repatriation restrictions and exchange controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Cash repatriation restrictions and exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. While we currently have no need, and do not intend, to repatriate or convert cash held in countries that have significant restrictions or controls in place, should we need to do so to fund our operations, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs. We currently have substantial operations in countries that have cash repatriation restrictions or exchange controls in place, including China and Venezuela, and, if we were to need to repatriate or convert such cash, these controls and restrictions may have a material adverse effect on our operating results and financial condition.
Risks related to information technology
We depend on sophisticated information technology and infrastructure.
We rely on various information systems to manage our operations, and we increasingly depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information technology systems. These third parties include large established vendors, as well as many small, privately owned companies. Failure by these providers to adequately support our operations or a change in control or insolvency of these providers could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition.
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
In addition, over the next few years, we expect to implement new business systems to support our operations including an enterprise resource planning system to better integrate our manufacturing, financial, commercial and business operations. There is risk associated with ensuring that the milestones, timelines and budget for an enterprise resource planning implementation stay on track. Transitioning to new systems, integrating new systems into current systems or any disruptions or malfunctions (including from circumstances beyond our control) affecting our information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Any of these potential issues, individually or in aggregation, could have a material adverse effect on our operating results and financial condition.
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
We may experience difficulties with the implementation of our enterprise resource planning system, which could disrupt our business and adversely affect our results of operations and financial condition.
We are engaged in a multi-year implementation of an enterprise resource planning system (ERP). The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The implementation of the ERP will require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

52 |

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
As previously disclosed, on June 24, 2013, we ceased to be a “controlled company” within the meaning of the rules of the New York Stock Exchange (the NYSE). NYSE rules require that, within one year of ceasing to be a controlled company, a majority of a company’s board consists of independent directors and all of the board’s committees consist solely of independent directors. Effective June 24, 2014, we have completed this transition. Seven of the nine members of our Board, and all current members of the Board’s Audit, Compensation and Corporate Governance Committees, are independent under NYSE listing standards. The independent members of our Board are Michael B. McCallister (Chair), Sanjay Khosla, Gregory Norden, Louise M. Parent, Willie M. Reed, Robert W. Scully and William C. Steere, Jr.; our Audit Committee is comprised of Messrs. Norden (Chair), Scully, Steere and Ms. Parent; our Compensation Committee is comprised of Messrs. Scully (Chair), Khosla, Norden and Ms. Parent; and our Corporate Governance Committee is comprised of Messrs. McCallister (Chair) and Steere and Dr. Reed.

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2012
Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of
Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.2	Severance and Release Agreement between Zoetis Inc. and Richard A. Passov, effective April 21, 2014
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

53 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 12, 2014	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

August 12, 2014	By:	/S/ GLENN DAVID
Glenn David
Senior Vice President, Finance Operations
and Acting Chief Financial Officer

54 |