Form 10-Q
period 2014-09-28
Zoetis Inc.
filed 2014-11-10
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At November 7, 2014, there were 501,324,843 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2014	2013	2014	2013
Revenue	$1,210	$1,103	$3,465	$3,307
Costs and expenses:
Cost of sales(a)	434	385	1,226	1,203
Selling, general and administrative expenses(a)	394	399	1,146	1,155
Research and development expenses(a)	93	93	272	278
Amortization of intangible assets(a)	16	15	46	45
Restructuring charges and certain acquisition-related costs	2	3	10	(10)
Interest expense, net of capitalized interest	29	29	87	83
Other (income)/deductions—net	4	(6)	13	(11)
Income before provision for taxes on income	238	185	665	564
Provision for taxes on income	71	54	204	165
Net income before allocation to noncontrolling interests	167	131	461	399
Less: Net income attributable to noncontrolling interests	1	—	4	—
Net income attributable to Zoetis Inc.	$166	$131	$457	$399
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.33	$0.26	$0.91	$0.80
Diluted	$0.33	$0.26	$0.91	$0.80
Weighted-average common shares outstanding:
Basic	501.453	500.000	500.887	500.000
Diluted	502.445	500.354	501.610	500.227
Dividends declared per common share	$0.072	$0.065	$0.144	$0.195

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Net income before allocation to noncontrolling interests	$167	$131	$461	$399
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments, net	(38)	(62)	(20)	(79)
Benefit plans: Actuarial losses, net(a)	(1)	—	(1)	(3)
Plan settlement, net(b)	—	—	3	—
Total other comprehensive loss, net of tax	(39)	(62)	(18)	(82)
Comprehensive income before allocation to noncontrolling interests	128	69	443	317
Less: Comprehensive income attributable to noncontrolling interests	2	—	4	—
Comprehensive income attributable to Zoetis Inc.	$126	$69	$439	$317

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 31,
	2014	2013
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$598	$610
Accounts receivable, less allowance for doubtful accounts of $31 in 2014 and $31 in 2013	1,057	1,138
Inventories	1,388	1,293
Current deferred tax assets	106	97
Other current assets	204	219
Total current assets	3,353	3,357
Property, plant and equipment, less accumulated depreciation of $1,143 in 2014 and $1,028 in 2013	1,313	1,295
Goodwill	982	982
Identifiable intangible assets, less accumulated amortization	757	803
Noncurrent deferred tax assets	55	63
Other noncurrent assets	67	58
Total assets	$6,527	$6,558

Liabilities and Equity
Short-term borrowings	$10	$15
Accounts payable	259	506
Accrued compensation and related items	201	229
Income taxes payable	86	40
Dividends payable	—	36
Other current liabilities	442	589
Total current liabilities	998	1,415
Long-term debt	3,642	3,642
Noncurrent deferred tax liabilities	265	322
Other taxes payable	57	49
Other noncurrent liabilities	176	168
Total liabilities	5,138	5,596
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,209,488 and 500,007,735 shares issued; 501,195,696 and 500,007,428 shares outstanding at September 28, 2014, and December 31, 2013, respectively	5	5
Treasury stock, at cost, 13,792 and 307 shares of common stock at September 28, 2014, and December 31, 2013, respectively	—	—
Additional paid-in capital	938	878
Retained earnings	661	276
Accumulated other comprehensive loss	(240)	(219)
Total Zoetis Inc. equity	1,364	940
Equity attributable to noncontrolling interests	25	22
Total equity	1,389	962
Total liabilities and equity	$6,527	$6,558

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
						Accumulated	Equity
			Business	Additional		Other	Attributable to
	Common	Treasury	Unit	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Equity(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2012	$—	$—	$4,183	$—	$—	$(157)	$15	$4,041
Nine months ended September 29, 2013
Net income	—	—	94	—	305	—	—	399
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)
Share-based compensation awards(c)	—	—	3	34	—	—	—	37
Net transfers—Pfizer Inc.	—	—	(271)	—	—	—	—	(271)
Separation adjustments(d)	—	—	414	34	—	(6)	8	450
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	1	—	—	—	1
Reclassification of net liability due to Pfizer, Inc.(f)	—	—	(60)	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in connection with the Separation(g)	—	—	—	(3,551)	—	—	—	(3,551)
Issuance of common stock to Pfizer Inc. in connection with the Separation and reclassification of Business Unit Equity(g)	5	—	(4,363)	4,358	—	—	—	—
Dividends declared	—	—	—	—	(98)	—	—	(98)
Balance, September 29, 2013	$5	$—	$—	$876	$207	$(245)	$23	$866

Balance, December 31, 2013	$5	$—	$—	$878	$276	$(219)	$22	$962
Nine months ended September 28, 2014
Net income	—	—	—	—	457	—	4	461
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Share-based compensation awards (c)	—	—	—	23	—	—	—	23
Defined contribution plan transactions(h)	—	—	—	32	—	—	—	32
Pension plan transfer from Pfizer Inc.(i)	—	—	—	3	—	(3)	—	—
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	(72)	—	(1)	(73)
Balance, September 28, 2014	$5	$—	$—	$938	$661	$(240)	$25	$1,389

(a)
As of September 28, 2014, there were 501,195,696 outstanding shares of common stock and 13,792 shares of treasury stock. Treasury stock is recognized at the cost to reacquire the shares, which totaled $0.4 million for the nine months ended September 28, 2014.

(b)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(c)
The nine months ended September 28, 2014 includes the issuance of 100,072 shares of Zoetis Inc. common stock and an increase of 13,485 shares of treasury stock associated with exercises of employee share-based awards. The nine months ended September 29, 2013 includes the issuance of 7,080 shares of Zoetis Inc. common stock and the reacquisition of 247 treasury shares. Treasury shares are reacquired from employees for withholding tax purposes in connection with the vesting and exercise of awards under our equity compensation plan. For additional information regarding share-based compensation, see Note 13. Share-Based Payments.

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

(g)	Reflects the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(h)	Reflects company matching and profit-sharing contributions funded through the issuance of 1,101,681 shares of Zoetis Inc. common stock.

(i)
Reflects the 2014 transfers of defined benefit pension plans from Pfizer Inc. and the associated reclassification from Additional Paid in Capital to Accumulated Other Comprehensive Loss. See Note 12. Benefit Plans.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013
Operating Activities
Net income before allocation to noncontrolling interests	$461	$399
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	151	151
Share-based compensation expense	22	37
Asset write-offs and asset impairments	8	4
Deferred taxes	(60)	(47)
Employee benefit plan contribution from Pfizer Inc.	2	1
Other non-cash adjustments	(8)	—
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.	(337)	(162)
Net cash provided by operating activities	239	383
Investing Activities
Purchases of property, plant and equipment	(129)	(135)
Milestone payment related to previously acquired intangibles	(15)	—
Net proceeds from sales of assets	8	7
Other investing activities	(1)	—
Net cash used in investing activities	(137)	(128)
Financing Activities
(Decrease)/increase in short-term borrowings, net	(5)	11
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	—	2,625
Stock-based compensation-related proceeds and excess tax benefits	2	—
Consideration paid to Pfizer Inc. in connection with the Separation(a)	—	(2,559)
Cash dividends paid	(109)	(65)
Other net financing activities with Pfizer Inc.	—	(184)
Net cash used in financing activities	(112)	(172)
Effect of exchange-rate changes on cash and cash equivalents	(2)	(11)
Net (decrease)/increase in cash and cash equivalents	(12)	72
Cash and cash equivalents at beginning of period	610	317
Cash and cash equivalents at end of period	$598	$389

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$210	$77
Interest, net of capitalized interest	117	60
Non-cash transactions:
Intangible asset acquisition(b)	$8	$—
Dividends declared, not paid	—	33
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(c)	—	992

(a)
Reflects the Separation transaction. Amount is net of the non-cash portion. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(b)	Reflects the non-cash portion of the acquisition of product registration and application rights from Pfizer in the third quarter of 2014. See Note 17. Transactions and Agreements with Pfizer.

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
We directly market our products in approximately 70 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 120 countries, including developed markets and emerging markets. Our revenue is mostly generated in the U.S. and EuAfME. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals.

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
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three and nine-month periods ended August 24, 2014, and August 25, 2013.
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

•
The pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013, includes allocations from certain support functions (Enabling Functions) that were provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as Pfizer did not routinely allocate these costs to any of its business units. These allocations were based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

Costs associated with business technology, facilities and human resources were allocated primarily using proportional allocation methods and, for legal and finance, primarily using specific identification. In all cases, for support function costs where proportional allocation methods were used, we determined whether the costs are primarily influenced by headcount (such as a significant majority of facilities and human resources costs) or by the size of the business (such as most business technology costs), and we also determined whether the associated scope of those services provided were global, regional or local. Based on those analyses, the costs were allocated based on our share of worldwide revenue, domestic revenue, international revenue, regional revenue, country revenue, worldwide headcount, country headcount or site headcount, as appropriate.
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

•
The pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013, includes allocations of certain manufacturing and supply costs incurred by manufacturing plants that were shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group (collectively, Pfizer Global Supply, or PGS). These costs may include manufacturing variances and changes in the standard costs of inventory, among others, as Pfizer did not routinely allocate these costs to any of its business units. These allocations were based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013, also includes allocations from the Enabling Functions and PGS for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs, as Pfizer did not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013, includes an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 13. Share-Based Payments.

7 |

The allocated expenses from Pfizer include the items noted below for the pre-Separation period for the nine months ended September 29, 2013.

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
Management believes that the allocations were a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the pre-Separation period included in the condensed consolidated statement of income for the nine months ended September 29, 2013, reflects all of the costs of the animal health business of Pfizer.

B.	Basis of Presentation After the Separation
The unaudited condensed consolidated financial statements for the three and nine months ended September 29, 2013, comprise the following: (i) the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to the operations of the animal health business; and (ii) the amounts for the period after the Separation, which reflect the results of operations, comprehensive income, financial position, equity and cash flows resulting from our operation as an independent public company.
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

8 |

5.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
During the nine months ended September 28, 2014, we recorded a restructuring charge of $6 million related to employee severance costs in EuAfME as a result of an initiative to reduce costs and better align our organizational structure.
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
We incurred significant costs in connection with Pfizer’s cost-reduction initiatives (several programs initiated since 2005), and the acquisitions of Fort Dodge Animal Health (FDAH) on October 15, 2009, and King Animal Health (KAH) on January 31, 2011.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$3	$5	$16
Restructuring charges(b):
Employee termination costs	1	—	4	(26)
Accelerated depreciation	—	—	1	—
Total Restructuring charges and certain acquisition-related costs	2	3	10	(10)

Other costs associated with cost-reduction/productivity initiatives:
Additional depreciation associated with asset restructuring––direct(c)	—	—	—	1
Additional depreciation associated with asset restructuring––allocated(c)	—	—	—	2
Implementation costs––allocated(d)	—	—	—	1
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$2	$3	$10	$(6)

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)
The restructuring charges for the three and nine months ended September 28, 2014, include employee severance costs in EuAfME ($1 million and $6 million, respectively). Additionally, the nine months ended September 28, 2014, includes a reversal of a previously established reserve as a result of a change in estimate of severance costs ($2 million benefit), and accelerated depreciation related to the exiting of a research facility ($1 million). The restructuring benefit for the nine months ended September 29, 2013, is primarily related to the reversal of certain employee termination expenses associated with our operations in Europe.

The restructuring charges/benefits are associated with the following:

•	For the three months ended September 28, 2014––EuAfME ($1 million).

•	For the nine months ended September 28, 2014––EuAfME ($6 million) and Manufacturing/research/corporate ($1 million benefit).

•	For the nine months ended September 29, 2013––Manufacturing/research/corporate ($26 million benefit).

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

9 |

The components of and changes in our restructuring accruals follow:

	Employee
	Termination	Accelerated	Exit
(MILLIONS OF DOLLARS)	Costs	Depreciation	Costs	Accrual
Balance, December 31, 2013(a)	$15	$—	$6	$21
Provision	4	1	—	5
Utilization and other(b)	(7)	(1)	(3)	(11)
Balance, September 28, 2014(a)	$12	$—	$3	$15

(a)
At September 28, 2014, and December 31, 2013, included in Other current liabilities ($7 million and $13 million, respectively) and Other noncurrent liabilities ($7 million and $8 million, respectively).

(b)	Includes adjustments for foreign currency translation.

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Royalty-related income	$(7)	$(8)	$(21)	$(21)
Identifiable intangible asset impairment charges(a)	6	—	6	1
Net gain on sale of assets(b)	—	—	(6)	(6)
Certain legal and other matters, net(c)	(1)	1	10	1
Foreign currency loss(d)	7	—	23	12
Other, net(e)	(1)	1	1	2
Other (income)/deductions—net	$4	$(6)	$13	$(11)

(a)
For the three and nine months ended September 28, 2014, reflects the impairment of IPR&D assets, related to a pharmaceutical product for dogs acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability.

(b)
For the nine months ended September 28, 2014, represents the net gain on sale of land in our Taiwan joint venture. For the nine months ended September 29, 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

(c)
In July 2014, we reached a commercial settlement with several large poultry customers in Mexico associated with specific lots of a Zoetis poultry vaccine. Although there have been no quality or efficacy issues with the manufacturing of this vaccine, certain shipments from several lots in Mexico may have experienced an issue in storage with a third party in Mexico that could have impacted their efficacy. We issued a recall of these lots in July 2014 and the product is currently unavailable in Mexico. The nine months ended September 28, 2014, includes a $13 million charge recorded in the second quarter of 2014, which was partially offset by a $1 million insurance recovery recorded in the third quarter of 2014. We do not expect any significant additional charges related to this issue. The nine months ended September 28, 2014, also includes an insurance recovery of other litigation-related charges.

(d)
For the three and nine months ended September 28, 2014, primarily driven by costs related to hedging and exposures to certain emerging market currencies. The nine months ended September 28, 2014, also includes losses related to the depreciation of the Argentine peso in the first quarter of 2014. For the nine months ended September 29, 2013, primarily related to the Venezuela currency devaluation in February 2013.

(e)
For the nine months ended September 28, 2014, includes a pension plan settlement charge related to the sale of a manufacturing plant, partially offset by interest income and other miscellaneous income.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 29.8% for the third quarter of 2014, compared with 29.2% for the third quarter of 2013. The higher effective tax rate for the third quarter of 2014 compared with the third quarter of 2013 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The effective tax rate was 30.7% for the first nine months of 2014, compared with 29.3% for the first nine months of 2013. The higher effective tax rate for the first nine months of 2014 compared with the first nine months of 2013 was primarily attributable to:

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
Pfizer is primarily responsible for preparing and filing any tax return with respect to the Pfizer affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined, unitary or similar group for U.S. state or local or foreign income tax purposes or U.S. state or local non-income tax purposes that includes Pfizer or any of its subsidiaries, including those that also include us and/or any of our subsidiaries. We are generally be responsible for preparing and filing any tax returns that include only us and/or any of our subsidiaries.
The party responsible for preparing and filing a given tax return will generally have exclusive authority to control tax contests related to any such tax return.

C.	Deferred Taxes
As of September 28, 2014, the total net deferred income tax liability of $115 million is included in Current deferred tax assets ($106 million), Noncurrent deferred tax assets ($55 million), Other current liabilities ($11 million) and Noncurrent deferred tax liabilities ($265 million).
As of December 31, 2013, the total net deferred income tax liability of $177 million is included in Current deferred tax assets ($97 million), Noncurrent deferred tax assets ($63 million), Other current liabilities ($15 million) and Noncurrent deferred tax liabilities ($322 million).

D.	Tax Contingencies
As of September 28, 2014, the tax liabilities associated with uncertain tax positions of $54 million (exclusive of interest and penalties related to uncertain tax positions of $10 million) are included in Noncurrent deferred tax assets ($7 million) and Other taxes payable ($47 million).
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

11 |

8.	Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests
Changes, net of tax, in accumulated other comprehensive loss follow:

	Currency Translation
	Adjustment	Benefit Plans		Accumulated Other
	Net Unrealized	Actuarial		Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)		Loss
Balance, December 31, 2013	$(212)	$(7)		$(219)
Other comprehensive income (loss), net of tax	(20)	2	(a)	(18)
Pension plan transfers from Pfizer Inc.(b)	—	(3)		(3)
Balance, September 28, 2014	$(232)	$(8)		$(240)

(a)	Includes the first quarter 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility. See Note 12. Benefit Plans.

(b)
Reflects the 2014 transfers of defined benefit pension plans from Pfizer Inc. and the associated reclassification from Additional Paid in Capital to Accumulated other Comprehensive Loss. See Note 12 Benefit Plans.

9.	Financial Instruments

A.	Debt
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of September 28, 2014, and December 31, 2013. There were no amounts drawn under the credit facility as of September 28, 2014, or December 31, 2013.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 28, 2014, we had access to $73 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $10 million and $15 million as of September 28, 2014, and December 31, 2013, respectively. Long-term borrowings outstanding related to these facilities were $2 million as of both September 28, 2014, and December 31, 2013.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 28, 2014, and December 31, 2013, there was no commercial paper issued under this program.
Short-Term Borrowings
There were short-term borrowings of $10 million and $15 million as of September 28, 2014, and December 31, 2013, respectively (see Credit Facilities). The weighted-average interest rate on short-term borrowings outstanding was 8.0% and 5.7% for the periods ended September 28, 2014, and December 31, 2013, respectively.
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
The components of our long-term debt follow:

	September 28,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Lines of credit, due 2016-2017	$2	$2
1.150% Senior Notes due 2016	400	400
1.875% Senior Notes due 2018	750	750
3.250% Senior Notes due 2023	1,350	1,350
4.700% Senior Notes due 2043	1,150	1,150
	3,652	3,652
Unamortized debt discount	(10)	(10)
Long-term debt	$3,642	$3,642
The fair value of our long-term debt was $3,648 million and $3,526 million as of September 28, 2014, and December 31, 2013, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’s credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding as of September 28, 2014, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2015	2016	2017	2018	2019	2019	Total
Maturities	$—	$401	$1	$750	$—	$2,500	$3,652
Interest Expense
Interest expense, net of capitalized interest, was $29 million and $87 million for the three and nine months ended September 28, 2014, respectively, and $29 million and $83 million for the three and nine months ended September 29, 2013, respectively. Capitalized interest was $1 million and $3 million for the three and nine months ended September 28, 2014, respectively, and $1 million and $2 million for the three and nine months ended September 29, 2013, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.1 billion and $1.4 billion, as of September 28, 2014, and December 31, 2013, respectively. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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

13 |

Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments are as follows:

		Fair Value of Derivatives
		September 28,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2014	2013
Foreign currency forward-exchange contracts	Other current assets	$4	$10
Foreign currency forward-exchange contracts	Other current liabilities	(4)	(5)
Total foreign currency forward-exchange contracts		$—	$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The net gains and losses incurred on foreign currency forward-exchange contracts not designated as hedging instruments were losses of less than $1 million and $1 million for the three and nine months ended September 28, 2014, respectively, and gains of $13 million and $32 million for the three and nine months ended September 29, 2013, respectively, and are recorded in Other (income)/deductions—net. These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

10.	Inventories
The components of inventory follow:

	September 28,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Finished goods	$829	$862
Work-in-process	277	218
Raw materials and supplies	282	213
Inventories	$1,388	$1,293

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2013	$501	$157	$162	$162	$982
Other(a)	—	(1)	—	1	—
Balance, September 28, 2014	$501	$156	$162	$163	$982

(a)	Primarily reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,518 million as of September 28, 2014, and December 31, 2013. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of September 28, 2014, and December 31, 2013.

14 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of September 28, 2014			As of December 31, 2013
			Identifiable			Identifiable
			Intangible			Intangible
	Gross		Assets, Less	Gross		Assets, Less
	Carrying	Accumulated	Accumulated	Carrying	Accumulated	Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$762	$(253)	$509	$762	$(219)	$543
Brands	216	(108)	108	216	(100)	116
Trademarks and trade names	60	(40)	20	59	(38)	21
Other	120	(117)	3	121	(116)	5
Total finite-lived intangible assets	1,158	(518)	640	1,158	(473)	685
Indefinite-lived intangible assets:
Brands	39	—	39	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development(a)	3	—	3	12	—	12
Product rights(b)	8	—	8	—	—	—
Total indefinite-lived intangible assets	117	—	117	118	—	118
Identifiable intangible assets	$1,275	$(518)	$757	$1,276	$(473)	$803
(a) The in-process research and development (IPR&D) balance as of September 28, 2014, reflects the impairment of IPR&D assets, related to a pharmaceutical product for dogs acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability.

(b)	Product registration and application rights which were acquired from Pfizer in the third quarter of 2014. See Note 17. Transactions and Agreements with Pfizer.

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $15 million and $47 million for the three and nine months ended September 28, 2014, respectively, and $16 million and $47 million for the three and nine months ended September 29, 2013, respectively.

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million and $5 million for the three and nine months ended September 28, 2014, respectively, and $1 million and $5 million for the three and nine months ended September 29, 2013, respectively.
As part of the Separation, certain Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation) were made to transfer the assets and liabilities of certain international defined benefit pension plans to Zoetis in the first quarter of 2013, and we assumed the liabilities allocable to employees transferring to us. Prior to the Separation, these benefit plans were accounted for as multi-employer plans. Also, as part of the Separation, a net liability was recognized in 2013 for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that were expected to be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement. During the first quarter of 2014, our pension plan in Japan was transferred to us from Pfizer. The net pension obligation (approximately $2 million) and the related accumulated other comprehensive loss (approximately $2 million, net of tax) associated with this plan were recorded. During the third quarter of 2014, our pension plans in Australia and Switzerland were transferred to us from Pfizer and the combined net pension obligations (approximately $1 million) and the related accumulated other comprehensive loss (approximately $1 million, net of tax) associated with these plans were recorded. The $21 million net liability recognized in 2013 was reduced to approximately $18 million, the balance as of September 28, 2014. We expect the pension plan in Belgium to transfer to us in the fourth quarter of 2014 and the pension plan in the Philippines to transfer to us in 2015.

15 |

Pension expense associated with our dedicated international pension plans was approximately $2 million and $9 million for the three and nine months ended September 28, 2014, respectively, and $1 million and $3 million for the three and nine months ended September 29, 2013, respectively. The nine months ended September 28, 2014, includes a settlement charge of approximately $4 million (approximately $3 million, net of tax) associated with the 2012 sale of our Netherlands manufacturing facility. The active participants in the plan were transferred to the buyer at the time of sale and the plan liability associated with inactive participants remained with the insurance contract that was used to finance the plan. The insurance contract was also transferred to the buyer although we remained liable for the proportion of administrative costs that related to inactive members under the terms of this contract through December 31, 2013. Under the terms of the sale agreement, the contract was terminated on December 31, 2013 (fiscal year 2014 for our international operations) and the liability for benefits associated with this plan reverted in full to the insurance company.
Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $1 million and $4 million for the three and nine months ended September 28, 2014, respectively, and $2 million and $7 million for the three and nine months ended September 29, 2013, respectively.
Total contributions to the dedicated and multi-employer plans were approximately $2 million and $6 million for the three and nine months ended September 28, 2014, respectively, and $2 million and $8 million for the three and nine months ended September 29, 2013, respectively. We expect to contribute a total of approximately $8 million to these plans in 2014.

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
The components of share-based compensation expense follow:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Stock options / stock appreciation rights	$5	$3	$12	$7
RSUs / DSUs	4	3	10	5
Pfizer stock benefit plans	—	—	—	25
Share-based compensation expense—total	$9	$6	$22	$37
During the nine months ended September 28, 2014, the company granted 3,006,351 stock options with a weighted-average exercise price of $30.97 per stock option and a weighted-average fair value of $8.01 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.01%; expected dividend yield of 0.93%; expected stock price volatility of 24.7%; and expected term of 6.5 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 28, 2014, the company granted 837,990 RSUs with a weighted-average grant date fair value of $30.99 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 28, 2014, the company granted 36,256 DSUs with a weighted-average grant date fair value of $30.89 per DSU. DSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. DSUs vest immediately as of the grant date and the values are expensed at the time of grant into Selling, general and administrative expenses.

16 |

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2014	2013	2014	2013
Numerator
Net income before allocation to noncontrolling interests	$167	$131	$461	$399
Less: net income attributable to noncontrolling interests	1	—	4	—
Net income attributable to Zoetis Inc.	$166	$131	$457	$399
Denominator
Weighted-average common shares outstanding	501.453	500.000	500.887	500.000
Common stock equivalents: stock options, RSUs and DSUs	0.992	0.354	0.723	0.227
Weighted-average common and potential dilutive shares outstanding	502.445	500.354	501.610	500.227

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.33	$0.26	$0.91	$0.80
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.33	$0.26	$0.91	$0.80
As of September 28, 2014, and September 29, 2013, there were approximately 3 million and 2 million stock options outstanding, respectively, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

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

17 |

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
We have settled approximately 128 of these claims for amounts that are not material individually or in the aggregate. Investigations into possible causes of BNP continue and these settlements may not be representative of any future claims resolutions.
Advocin
On January 30, 2012, Bayer filed a complaint against Pfizer alleging infringement and inducement of infringement of Bayer U.S. patent No. 5,756,506 covering, among other things, a process for treating bovine respiratory disease (BRD) by administering a single high dose of fluoroquinolone. The complaint was filed after our product Advocin® was approved as a single dose treatment of BRD, in addition to its previous approval as a multi-dose treatment of BRD. Bayer seeks a permanent injunction, damages and a recovery of attorney's fees, and has demanded a jury trial. Discovery has now concluded. We have filed motions for summary judgment of non-infringement and invalidity of the Bayer patent, which are currently pending before the Court.
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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. The Municipal prosecutor held a meeting on October 3, 2014, in which it was announced there is no final outcome for the investigation as yet. Each defendant was called to verify tax documentation and provide comments on a proposed Term of Reference by January 2015.
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

18 |

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
In July 2014, we reached a commercial settlement with several large poultry customers in Mexico associated with specific lots of a Zoetis poultry vaccine. Although there have been no quality or efficacy issues with the manufacturing of this vaccine, certain shipments from several lots in Mexico may have experienced an issue in storage with a third party in Mexico that could have impacted their efficacy. We issued a recall of these lots in July 2014 and the product is currently unavailable in Mexico. We recorded a $13 million charge in Other (income)/deductions—net in the second quarter of 2014, and we do not expect any significant additional charges related to this issue. In the third quarter of 2014, we were notified of an insurance recovery of $1 million and have recorded this in Other (income)/deductions—net.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 28, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

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
Operating Segments

•	The U.S.

•	EuAfME—Includes, among others, the United Kingdom, Germany, France, Italy, Spain, Northern Europe and Central Europe as well as Russia, Turkey and South Africa.

•	CLAR––Includes Canada, Brazil, Mexico, Central America and other South American countries.

•	APAC––Includes Australia, Japan, New Zealand, South Korea, India, China/Hong Kong, Northeast Asia, Southeast Asia and South Asia.
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

19 |

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

•
Other unallocated includes certain overhead expenses associated with our global manufacturing operations not charged to our operating segments. Effective January 1, 2014, Other unallocated also includes certain costs associated with business technology and finance that specifically support our global manufacturing operations. These costs were previously reported in Corporate. Also, beginning in the first quarter of 2014, certain supply chain and global logistics costs that were previously reported in the four reportable segments are reported in Other unallocated. This presentation better reflects how we measure the performance of the global manufacturing organization.

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.5 billion and $6.6 billion at September 28, 2014, and December 31, 2013, respectively.

20 |

Selected Statement of Income Information

					Depreciation and
	Revenue(a)		Earnings(b)		Amortization(c)
	September 28,	September 29,	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013	2014	2013
Three months ended
U.S.	$532	$495	$313	$285	$7	$11
EuAfME	293	256	116	90	5	5
CLAR	194	171	68	56	4	5
APAC	179	167	71	57	4	4
Total reportable segments	1,198	1,089	568	488	20	25
Other business activities(d)	12	14	(75)	(78)	7	6
Reconciling Items:
Corporate(e)	—	—	(145)	(139)	7	4
Purchase accounting adjustments(f)	—	—	(13)	(12)	13	12
Acquisition-related costs(g)	—	—	(1)	(1)	—	—
Certain significant items(h)	—	—	(38)	(46)	1	—
Other unallocated(i)	—	—	(58)	(27)	2	2
	$1,210	$1,103	$238	$185	$50	$49

Nine months ended
U.S.	$1,470	$1,386	$849	$773	$24	$33
EuAfME	847	801	331	297	15	15
CLAR	576	555	220	186	10	14
APAC	533	528	209	203	13	10
Total reportable segments	3,426	3,270	1,609	1,459	62	72
Other business activities(d)	39	37	(221)	(225)	21	21
Reconciling Items:
Corporate(e)	—	—	(398)	(392)	21	16
Purchase accounting adjustments(f)	—	—	(38)	(37)	38	37
Acquisition-related costs(g)	—	—	(5)	(17)	—	—
Certain significant items(h)	—	—	(127)	(130)	4	—
Other unallocated(i)	—	—	(155)	(94)	5	5
	$3,465	$3,307	$665	$564	$151	$151

(a)
Revenue denominated in euros was $175 million and $525 million for the three and nine months ended September 28, 2014, respectively, and $159 million and $493 million for the three and nine months ended September 29, 2013, respectively.

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

(h)
Certain significant items includes substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items primarily include certain costs related to becoming an independent public company, restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, certain legal and commercial settlements and the impact of divestiture-related gains and losses. For additional information, see Note 5. Restructuring Charges and Other Costs Associated with Acquisition and Cost-Reduction/Productivity Initiatives.

•
In the third quarter of 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $32 million; (ii) intangible asset impairment charges related to an IPR&D project acquired with the FDAH acquisition in 2009 of $6 million; and (iii) restructuring charges of $1 million related to

21 |

employee severance costs in EuAfME. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs.

•	In the third quarter of 2013, Certain significant items primarily includes: (i) Zoetis stand-up costs of $41 million; and (ii) litigation-related charges of $5 million.

•
In the nine months ended September 28, 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $106 million; (ii) charges related to a commercial settlement in Mexico of $13 million, partially offset by the insurance recovery of $1 million income; (iii) restructuring charges of $6 million related to employee severance costs in EuAfME, partially offset by $2 million income related to a reversal of a previously established reserve as a result of a change in estimate of severance costs; (iv) intangible asset impairment charges related to an IPR&D project acquired with the FDAH acquisition in 2009 of $6 million; (v) the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture of $3 million; (vi) additional depreciation associated with asset restructuring of $1 million; (vii) a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million; and (viii) an insurance recovery of litigation related charges of $2 million income.

•
In the nine months ended September 29, 2013, Certain significant items primarily includes: (i) Zoetis stand-up costs of $152 million; (ii) $26 million income related to the reversal of certain employee termination expenses; (iii) $6 million income on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009; (iv) additional depreciation associated with asset restructuring of $3 million; and (v) litigation-related charges of $5 million.

(i)	Includes overhead expenses associated with our manufacturing operations.

B.	Other Revenue Information
Revenue by Species
Significant species revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Livestock:
Cattle	$437	$387	$1,207	$1,132
Swine	179	154	496	463
Poultry	147	137	428	412
Other	27	24	68	65
	790	702	2,199	2,072
Companion Animal:
Horses	38	37	127	124
Dogs and Cats	370	350	1,100	1,074
	408	387	1,227	1,198

Contract Manufacturing	$12	$14	$39	$37

Total revenue	$1,210	$1,103	$3,465	$3,307
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Anti-infectives	$356	$333	$965	$920
Vaccines	308	296	886	867
Parasiticides	178	156	528	519
Medicated feed additives	124	94	337	295
Other pharmaceuticals	200	175	598	555
Other non-pharmaceuticals	32	35	112	114
Contract manufacturing	12	14	39	37
Total revenue	$1,210	$1,103	$3,465	$3,307

22 |

17.	Transactions and Agreements with Pfizer
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

23 |

these sites and at our Guarulhos, Brazil facility continue to be supplied to us under the terms of a manufacturing and supply agreement we entered into with Pfizer.

•
R&D Facilities. We have R&D operations co-located with certain of our manufacturing sites in Australia, Belgium, Brazil, China, Spain and the United States to facilitate the efficient transfer of production processes from our laboratories to manufacturing sites. In addition, we maintain R&D operations at non-manufacturing locations in Belgium, Brazil, India and the United States. As part of the Separation, Pfizer conveyed to us its interest in each of these R&D facilities, with the exception of our Mumbai, India facility, which we expect Pfizer to transfer to us after the completion of the Separation for cash consideration to be agreed upon, and, in the interim, we are leasing this facility from Pfizer.

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
During the third quarter of 2014, Zoetis and Pfizer entered into an agreement whereby Pfizer agreed to transfer certain product registration and application rights associated with our operations in Indonesia. The fair value of these rights, as agreed by both parties, was $8 million, payable by Zoetis to Pfizer in four annual installments of $2 million each, beginning in October 2014. At September 28, 2014, the fair value of these indefinite-lived intangible assets of approximately $8 million was included in Identifiable intangible assets, less accumulated amortization and the related payable to Pfizer was included in Other current liabilities ($2 million) and Other noncurrent liabilities ($6 million).
At September 28, 2014, and December 31, 2013, $36 million and $121 million, respectively, was included in Accounts receivable as receivable from Pfizer, and $63 million and $181 million, respectively, was included in Accounts payable as payable to Pfizer.

24 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of September 28, 2014, the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 28, 2014 and September 29, 2013, and the related condensed consolidated statements of equity and cash flows for the nine-month periods ended September 28, 2014 and September 29, 2013. These condensed consolidated financial statements are the responsibility of the Company's management.

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of September 28, 2014 and for the three and nine-month periods ended September 28, 2014 and September 29, 2013 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
November 10, 2014

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
Introduction
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding the results of operations, comprehensive income, financial condition and cash flows of Zoetis Inc. (Zoetis). This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business of our 2013 Annual Report on Form 10-K.	26
Our operating environment	Information regarding the animal health industry and factors that affect our company.	27
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the condensed consolidated financial statements.	28
Analysis of the condensed consolidated statements of income	Consists of the following for all periods presented:
	• Revenue: An analysis of our revenue in total.	30
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	31
	• Operating segment results: A discussion of our revenue by operating segment and species and items impacting our earnings before income tax.	35
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	40
Our financial guidance for 2014	A discussion of our 2014 financial guidance.	44
Analysis of the condensed consolidated statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	44
Analysis of the condensed consolidated balance sheets	A discussion of changes in certain balance sheet accounts for all balance sheets presented.	45
Analysis of the condensed consolidated statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	45
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	46
New accounting standards	Accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.	48
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategic review, capital allocation and business-development plans. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.	48
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

26 |

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
A summary of our 2014 performance compared with the comparable 2013 period follows:

	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Revenue	$1,210	$1,103	10	$3,465	$3,307	5
Net income attributable to Zoetis	$166	$131	27	$457	$399	15
Adjusted net income(a)	$207	$172	20	$587	$529	11

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this MD&A for more information.
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
For example, drought conditions could negatively impact, among other things, the supply of corn and the availability of grazing pastures. A decrease in harvested corn results in higher corn prices, which could negatively impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices and reduced availability of grazing pastures contribute to reductions in herd or flock sizes that in turn result in less spending on animal health products. As such, a prolonged drought could have a material adverse impact on our operating results and financial condition. Factors influencing the magnitude and timing of effects of a drought on our performance include, but may not be limited to, weather patterns and herd management decisions. The widespread drought which impacted parts of the United States during 2011, 2012, and 2013 was considered the worst in many years and affected our performance in the U.S. market in 2012 and in the first half of 2013.
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
For example, since the second quarter of 2013 some producers in the United States have been experiencing an outbreak of the porcine epidemic diarrhea virus (PEDv). PEDv has existed in parts of Asia for many years. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting pork producers in understanding and controlling PEDv and we are partnering with the key stakeholders, including various academic institutions such as the University of Minnesota and Iowa State University. In addition, in September 2014, the U.S. Department of Agriculture (USDA) granted us a conditional license for a vaccine to help fight PEDv. In order to receive the conditional license, we had to demonstrate the safety of the vaccine in a field study and provide a reasonable expectation of the

27 |

vaccine’s efficacy. We began supplying the vaccine to veterinarians and pig farmers in September 2014, and we are working to complete the efficacy and potency studies necessary to obtain full licensure in the United States from the USDA. Since first reported in the United States in the second quarter of 2013, PEDv has continued to spread and has now been reported in at least 30 U.S. states, Canada, Mexico, and parts of South America. According to recent reports, the outbreak has impacted up to 50% of the sows in the United States, and up to one-third of the sows in Mexico. Furthermore, during the first nine months of 2014, active cases of PEDv were reported in several new markets in Asia, including Japan, South Korea and Taiwan, and in October of 2014, active cases of the disease were confirmed in Spain and Portugal. We currently believe the impact of PEDv on our 2014 revenue will not be significant. However, we are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on our 2014 revenue.
In addition, beginning in 2013, there have been several reported cases of the H7N9 avian influenza virus in China. In late March 2013, the Chinese government reported the first case of the H7N9 avian influenza virus. Since that time, approximately 420 cases have been detected. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2014 global revenue will not be significant. While China continues to represent a growth opportunity for us, sales in China represented less than 2% of our total revenue in 2013 and the majority was generated by our swine business.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 28, 2014, approximately 53% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 28, 2014, approximately 47% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for the nine months ended September 29, 2013.
Our Venezuelan subsidiary's functional currency is the U.S. dollar because of the hyperinflationary status of the Venezuelan economy. In the first quarter of 2014, the Venezuelan government expanded its exchange mechanisms, resulting in three official rates of exchange for the Venezuelan bolivar. As of September 28, 2014, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 11.7; and the SICAD II rate of 49.96. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows. We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations. As of September 28, 2014, in Venezuela we had net monetary assets denominated in local currency of $44 million. For the nine months ended September 28, 2014, our revenue from the Venezuelan market was approximately $53 million. These amounts may grow in the future.
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
We also expect to incur certain nonrecurring costs related largely to becoming an independent public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site

28 |

separation, certain legal registration and patent assignment costs, certain legal and commercial settlement costs, and certain restructuring and other charges. In addition, we will also incur certain costs related to the completion of FDAH integration activities. We expect all of the aforementioned nonrecurring costs to range between approximately $180 million to $195 million in 2014. These estimates exclude the impact of any depreciation or amortization of capitalized separation expenditures.
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
Agreements with Pfizer
On February 6, 2013, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. This agreement has a service commencement date of January 1, 2013 in the United States and December 1, 2012, for our international locations. In addition, on October 1, 2012, we entered into a master manufacturing and supply agreement with Pfizer whereby we and Pfizer agreed to manufacture and supply products to each other commencing January 1, 2013. See Notes to Condensed Consolidated Financial Statements— Note 17. Transactions and Agreements with Pfizer for more information related to these and other agreements, including the related costs.

29 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Revenue	$1,210	$1,103	10	$3,465	$3,307	5
Costs and expenses:
Cost of sales(a)	434	385	13	1,226	1,203	2
% of revenue	36%	35%		35%	36%
Selling, general and administrative expenses(a)	394	399	(1)	1,146	1,155	(1)
% of revenue	33%	36%		33%	35%
Research and development expenses(a)	93	93	—	272	278	(2)
% of revenue	8%	8%		8%	8%
Amortization of intangible assets(a)	16	15	7	46	45	2
Restructuring charges and certain acquisition-related costs	2	3	(33)	10	(10)	*
Interest expense, net of capitalized interest	29	29	—	87	83	5
Other (income)/deductions—net	4	(6)	*	13	(11)	*
Income before provision for taxes on income	238	185	29	665	564	18
% of revenue	20%	17%		19%	17%
Provision for taxes on income	71	54	31	204	165	24
Effective tax rate	29.8%	29.2%		30.7%	29.3%
Net income before allocation to noncontrolling interests	167	131	27	461	399	16
Less: Net income attributable to noncontrolling interests	1	—	—	4	—	—
Net income attributable to Zoetis	$166	$131	27	$457	$399	15
% of revenue	14%	12%		13%	12%
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

Revenue
Three months ended September 28, 2014 vs. three months ended September 29, 2013
Total revenue increased by $107 million, or 10%, in the third quarter of 2014 compared with the third quarter of 2013, reflecting higher operational revenue of $106 million, or 10%, comprised of 7% volume increases and 3% price increases. Operational results are defined as revenue excluding the impact of foreign exchange. Operational revenue growth was achieved across each of our operating segments, led by increased revenue in the U.S. segment, in addition to good performance in the EuAfME region, particularly France and the United Kingdom, as well as the CLAR region, particularly Venezuela and Brazil. Total livestock sales increased 13% operationally, driven by strong sales across all of our key species, particularly due to an increase in sales of our premium cattle products, and continued acceptance of new products in our swine and poultry portfolios. Total companion animal sales increased 5% operationally, driven by the introduction of Apoquel® in the U.S., UK and Germany, as well as the strong performance in Latin American countries due to price increases in high inflationary markets and the continued increase in medicalization rates.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Total revenue increased by $158 million, or 5%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, reflecting higher operational revenue of $212 million, or 6%, comprised of 4% volume increases and 2% price increases. Operational revenue growth was driven by increased revenue in the U.S. segment and good performance in emerging markets, particularly Venezuela, Brazil and China. Total livestock sales increased 8% operationally, driven by strong sales of our cattle, poultry and swine portfolios. Growth in sales of swine products were tempered by the effect of PEDv. Total companion animal sales increased 3% operationally, driven by the introduction of Apoquel® in the U.S., UK and Germany, as well as the strong performance in Latin American countries due to price increases in high inflationary markets and the continued increase in medicalization rates. Partially offsetting the increase in operating revenue was the unfavorable impact of foreign exchange, which decreased revenue by approximately $54 million, or 1%, driven by the depreciation of certain international currencies, particularly the Brazilian real and the Argentine peso.

30 |

Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Cost of sales(a)	$434	$385	13	$1,226	$1,203	2
% of revenue	35.9%	34.9%		35.4%	36.4%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocations from Pfizer of corporate enabling functions for the pre-Separation period were $3 million for the nine months ended September 29, 2013.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
Cost of sales increased by $49 million, or 13%, in the third quarter of 2014 compared with the third quarter of 2013, primarily as a result of:

•	an increase in sales volume;

•	incremental global manufacturing and supply spending associated with the build-up of our operations in 2013, which is now reflected in our 2014 results; and

•	an increase in inventory obsolescence, scrap and other charges;
partially offset by:

•	favorable foreign exchange.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Cost of sales increased by $23 million, or 2%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, primarily as a result of:

•	incremental global manufacturing and supply spending associated with the build-up of our operations in 2013, which is now reflected in our 2014 results;

•	an increase in sales volume; and

•	an increase in inventory obsolescence, scrap and other charges;
partially offset by:

•	favorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Selling, general and administrative expenses(a)	$394	$399	(1)	$1,146	$1,155	(1)
% of revenue	33%	36%		33%	35%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocations from Pfizer of corporate enabling functions for the pre-Separation period were $24 million for the nine months ended September 29, 2013.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
Selling, general & administrative (SG&A) expenses decreased by $5 million, or 1%, in the third quarter of 2014 compared with the third quarter of 2013, primarily as a result of:

•	a reduction in the amount of one-time costs related to becoming an independent public company; and

•	a reduction in the amount of direct marketing spending, primarily due to timing;
partially offset by:

•	increased field selling and distribution expenses in certain regions due to higher sales; and

•	additional costs due to the build-up of our supply chain and logistics organization and enabling functions and related costs post-separation from Pfizer.

31 |

Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
SG&A expenses decreased by $9 million, or 1%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, primarily as a result of:

•
a reduction in the amount of one-time costs related to becoming an independent public company, including the nonrecurrence of additional one-time costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation; and

•	favorable foreign exchange;
partially offset by:

•	increased field selling and distribution expenses in certain regions due to higher sales and increased temperature-controlled supply chain costs; and

•	additional costs due to the build-up of our supply chain and logistics organization and enabling functions and related costs post-separation from Pfizer.

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Research and development expenses	$93	$93	—	$272	$278	(2)
% of revenue	8%	8%		8%	8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
R&D expenses remained flat in the third quarter of 2014 compared with the third quarter of 2013, primarily as a result of:

•	a decrease in direct project spending; and

•	savings associated with the closure of two R&D sites;
offset by:

•	higher salary-related expenses.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
R&D expenses decreased by $6 million, or 2%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, primarily as a result of:

•	the nonrecurrence of additional one-time costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation;

•	a decrease in direct project spending;

•	savings associated with the closure of two R&D sites; and

•	favorable foreign exchange;
partially offset by:

•	higher salary-related expenses.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Amortization of intangible assets	$16	$15	7	$46	$45	2
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
Amortization of intangible assets increased by $1 million, or 7%, in the third quarter of 2014 compared with the third quarter of 2013.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013

32 |

Amortization of intangible assets increased by $1 million, or 2%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Restructuring charges and certain acquisition-related costs	$2	$3	(33)	$10	$(10)	*
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During the nine months ended September 28, 2014, we recorded a restructuring charge of $6 million related to employee severance costs in EuAfME as a result of an initiative to reduce costs and better align the organizational structure. We may incur additional restructuring costs throughout 2014 as we finalize plans and programs.
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
Three months ended September 28, 2014 vs. three months ended September 29, 2013
Restructuring charges and certain acquisition-related costs decreased by $1 million, or 33%, in the third quarter of 2014 compared with the third quarter of 2013, primarily as a result of a decrease in integration costs, partially offset by employee severance costs related to a restructuring initiative in EuAfME.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Restructuring charges and certain acquisition-related costs increased by $20 million in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, primarily as a result of a previously established termination reserve that was reversed in the second quarter of 2013 and employee severance costs related to a restructuring initiative in EuAfME, partially offset by a decrease in integration costs.

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Interest expense, net of capitalized interest	$29	$29	—	$87	$83	5
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
Interest expense, net of capitalized interest, remained flat in the third quarter of 2014 compared with the third quarter of 2013.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Interest expense, net of capitalized interest, increased by $4 million, or 5%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, primarily due to the issuance of our senior notes on January 28, 2013, partially offset by the nonrecurrence of allocated debt and related allocated interest expense from Pfizer. Interest expense related to allocated debt was $2 million for the nine months ended September 29, 2013.

33 |

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Other (income)/deductions—net	$4	$(6)	*	$13	$(11)	*
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
The change in Other (income)/deductions—net reflects an unfavorable impact of $10 million on income attributable to Zoetis in the third quarter of 2014 compared with the third quarter of 2013, primarily due to:

•	an impairment charge related to IPR&D assets acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability; and

•	higher foreign currency losses primarily driven by costs related to hedging and exposures to certain emerging market currencies;
partially offset by:

•	an insurance recovery related to a commercial settlement and recall in Mexico.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
The change in Other (income)/deductions—net reflects an unfavorable impact of $24 million on income attributable to Zoetis in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, primarily due to:

•	a charge associated with a commercial settlement and recall in Mexico of $13 million, partially offset by an insurance recovery of $1 million;

•	higher foreign currency losses primarily driven by costs related to hedging and exposures to certain emerging market currencies;

•	an impairment charge related to IPR&D assets acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability; and

•	a pension plan settlement charge related to the divestiture of a manufacturing facility;
partially offset by:

•	an insurance recovery of litigation related charges.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
Provision for taxes on income	$71	$54	31	$204	$165	24
Effective tax rate	29.8%	29.2%		30.7%	29.3%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
The effective tax rate was 29.8% for the third quarter of 2014, compared with 29.2% for the third quarter of 2013. The higher effective tax rate for the third quarter of 2014 compared with the third quarter of 2013 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
The effective tax rate was 30.7% for the nine months ended September 28, 2014, compared with 29.3% for the nine months ended September 29, 2013. The higher effective tax rate for the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, was primarily attributable to:

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

34 |

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
On a global basis, the mix of our revenue between livestock and companion animal products is as follows:

			% Change
	Three Months Ended			Related to
	September 28,	September 29,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.
Livestock	$308	$275	12	—	12
Companion animal	224	220	2	—	2
	532	495	7	—	7
EuAfME
Livestock	199	174	14	1	13
Companion animal	94	82	15	4	11
	293	256	14	2	12
CLAR
Livestock	146	129	13	(3)	16
Companion animal	48	42	14	(5)	19
	194	171	13	(4)	17
APAC
Livestock	137	124	10	1	9
Companion animal	42	43	(2)	(2)	—
	179	167	7	—	7

Total
Livestock	790	702	13	—	13
Companion animal	408	387	5	—	5
Contract Manufacturing	12	14	(14)	(3)	(11)
	$1,210	$1,103	10	—	10
Certain amounts and percentages may reflect rounding adjustments.

35 |

			% Change
	Nine Months Ended			Related to
	September 28,	September 29,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.
Livestock	$795	$724	10	—	10
Companion animal	675	662	2	—	2
	1,470	1,386	6	—	6
EuAfME
Livestock	573	547	5	1	4
Companion animal	274	254	8	4	4
	847	801	6	2	4
CLAR
Livestock	437	421	4	(9)	13
Companion animal	139	134	4	(8)	12
	576	555	4	(8)	12
APAC
Livestock	394	380	4	(3)	7
Companion animal	139	148	(6)	(5)	(1)
	533	528	1	(4)	5

Total
Livestock	2,199	2,072	6	(2)	8
Companion animal	1,227	1,198	2	(1)	3
Contract Manufacturing	39	37	5	3	2
	$3,465	$3,307	5	(1)	6
Certain amounts and percentages may reflect rounding adjustments.

Earnings information by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	September 28,	September 29,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.	$313	$285	10	—	10
EuAfME	116	90	29	1	28
CLAR	68	56	21	2	19
APAC	71	57	25	1	24
Total reportable segments	568	488	16	—	16
Other business activities	(75)	(78)	(4)
Reconciling Items:
Corporate	(145)	(139)	4
Purchase accounting adjustments	(13)	(12)	8
Acquisition-related costs	(1)	(1)	—
Certain significant items	(38)	(46)	(17)
Other unallocated	(58)	(27)	*
Income before provision for taxes on income	$238	$185	29
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

36 |

			% Change
	Nine Months Ended			Related to
	September 28,	September 29,		Foreign
(MILLIONS OF DOLLARS)	2014	2013	Total	Exchange	Operational
U.S.	$849	$773	10	—	10
EuAfME	331	297	11	—	11
CLAR	220	186	18	3	15
APAC	209	203	3	(7)	10
Total reportable segments	1,609	1,459	10	(1)	11
Other business activities	(221)	(225)	(2)
Reconciling Items:
Corporate	(398)	(392)	2
Purchase accounting adjustments	(38)	(37)	3
Acquisition-related costs	(5)	(17)	(71)
Certain significant items	(127)	(130)	(2)
Other unallocated	(155)	(94)	65
Income before provision for taxes on income	$665	$564	18
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
U.S. operating segment
U.S. segment revenue increased by $37 million, or 7%, in the third quarter of 2014 compared with the third quarter of 2013, of which approximately $33 million resulted from growth in livestock products and approximately $4 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales in cattle and swine. Strong growth in sales of cattle products was primarily due to higher demand for our premium products as a result of improved market conditions. Growth in swine sales was driven primarily by the successful launch of new products, which was slightly offset by the continued impact of PEDv.

•	Companion animal revenue growth was driven primarily by sales of Apoquel® and other key brands. Results were partially offset by competitive pressure in vaccines, pain products and parasiticides.
U.S. segment earnings increased by $28 million, or 10%, in the third quarter of 2014 compared with the third quarter of 2013 due to strong revenue growth as well as decreased promotional spending. U.S. segment earnings were also favorably impacted by a $4 million decrease in certain supply chain and logistics costs that were reported in the U.S. segment in the third quarter of 2013, but are reported in Other unallocated (see Reconciling items below) beginning in the first quarter of 2014.
EuAfME operating segment
EuAfME segment revenue increased by $37 million, or 14%, in the third quarter of 2014 compared with the third quarter of 2013. Operational revenue increased by $31 million, or 12%, of which approximately $23 million resulted from growth in livestock products and approximately $8 million resulted from growth in companion animal products.

•
Livestock revenue growth was achieved in all species, led by cattle and poultry products, and was primarily driven by increased sales in France and the UK, as well as emerging markets. In France, we saw increased sales of anti-infectives as customers sought to buy product ahead of more restrictive legislative changes. Growth in the UK was driven by strong demand for cattle products.

•	Companion animal revenue growth was favorably impacted by the successful launch of Apoquel® in Germany and the UK, as well as growth in parasiticides.
Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $6 million, or 2%.
EuAfME segment earnings increased by $26 million, or 29%, in the third quarter of 2014 compared with the third quarter of 2013. Operational earnings growth was $25 million, or 28%, primarily due to revenue growth, higher gross margins and lower operating expenses.
CLAR operating segment
CLAR segment revenue increased by $23 million, or 13%, in the third quarter of 2014 compared with the third quarter of 2013. Operational revenue growth was $29 million, or 17%, of which approximately $21 million resulted from growth in livestock products and $8 million resulted from growth in companion animal product sales.

37 |

•
Livestock revenue growth was driven by growth in Venezuela, Brazil, Argentina and Canada. Sales in Venezuela and Argentina grew significantly across all species, primarily driven by price increases. In Brazil, there was significant growth in the cattle portfolio, partially offset by a decline in poultry. Growth in Canada was driven by increases in the cattle and swine portfolios.

•	Companion animal growth was favorably impacted by sales in Venezuela and Argentina as a result of price increases, as well as growth in Brazil and Canada.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $6 million, or 4%, primarily due to the depreciation of currencies in Argentina and other emerging markets, as well as in Canada.
CLAR segment earnings increased by $12 million, or 21%, in the third quarter of 2014 compared with the third quarter of 2013. Operational earnings growth was $11 million, or 19%, driven by revenue growth and limited growth in operating expenses, partially offset by a decline in gross margin.
APAC operating segment
APAC segment revenue increased by $12 million, or 7%, in the third quarter of 2014 compared with the third quarter of 2013. Operational revenue growth was $11 million, or 7%, all of which resulted from growth in livestock products.

•	Livestock revenue growth was driven primarily by increased sales of swine products in Southeast Asia and sales of cattle products in Australia.

•
Companion animal revenue was favorably impacted by an increase in sales of parasiticides across the region, equine vaccines in Australia, and increased sales of vaccines in China, however this growth was offset by a decrease in sales in Japan due to an inventory buyback related to the termination of a distributor agreement.

APAC segment earnings increased by $14 million, or 25%, in the third quarter of 2014 compared with the third quarter of 2013, primarily due to revenue growth, improvement in gross margin and a decline in operating expenses.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
U.S. operating segment
U.S. segment revenue increased by $84 million, or 6%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, of which approximately $71 million resulted from growth in livestock products and approximately $13 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales across the cattle, poultry and swine portfolios. Strong growth in sales of cattle products was primarily due to improved market conditions, driven by higher cattle prices and lower costs of feed, compared with the first nine months of 2013. Sales of poultry products benefited from new vaccines and growth in medicated feed additives. Growth in swine products was due to the successful launch of new products, tempered by the effect of PEDv.

•
Companion animal revenue growth was driven by the introduction of Apoquel®. Results were partially offset by competitive pressure in our vaccine and pain portfolios and a reduced number of clinic visits due to extreme weather conditions across the United States early in the year.

U.S. segment earnings increased by $76 million, or 10%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, due to strong revenue growth, improvement in cost of goods sold and lower operating expenses. U.S. segment earnings were also favorably impacted by a $13 million decrease in certain supply chain and logistics costs that were reported in the U.S. segment in the first nine months of 2013, but are reported in Other unallocated (see Reconciling items below) beginning in the first quarter of 2014.
EuAfME operating segment
EuAfME segment revenue increased by $46 million, or 6%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013. Operational revenue growth was $31 million, or 4%, of which approximately $20 million resulted from growth in livestock products and $11 million resulted from growth in companion animal products.

•
Livestock revenue growth was primarily driven by higher sales in the cattle portfolio, particularly in emerging markets and France, where we are experiencing an increase in sales in advance of new legislation. Additionally, sales in the poultry portfolio increased due to improved market conditions in several Middle East markets.

•	Companion animal revenue growth was favorably impacted by the successful launch of Apoquel® in Germany and the UK.
Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $15 million, or 2%.
EuAfME segment earnings increased by $34 million, or 11%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013. Operational earnings growth was $32 million, or 11%, primarily due to higher gross margins.

38 |

CLAR operating segment
CLAR segment revenue increased by $21 million, or 4%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013. Operational revenue growth was $69 million, or 12%, of which approximately $53 million resulted from growth in livestock products and $16 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales in the cattle, swine and poultry portfolios, primarily in Brazil. Livestock sales were also favorably impacted by price increases in high inflationary markets such as Venezuela and Argentina.

•	Companion animal growth was favorably impacted by increased sales in Venezuela and Brazil, as well as higher prices in Argentina and Canada.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $48 million, or 8%, primarily due to the depreciation of currencies in Brazil and other emerging markets, as well as in Canada .
CLAR segment earnings increased by $34 million, or 18%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, driven by the unfavorable impact of the Venezuela currency devaluation in the year-ago quarter. Operational earnings increased $29 million, or 15%, primarily driven by revenue growth and higher gross margin.
APAC operating segment
APAC segment revenue increased by $5 million, or 1%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013. Operational revenue growth was $27 million, or 5%, of which approximately $29 million resulted from growth in livestock products, partially offset by a decline in companion animal products of approximately $2 million.

•	Livestock revenue growth was driven primarily by increased sales of swine products in China and Japan. Additionally, there was growth in sales of cattle products in China and Australia.

•
The decrease in companion animal revenue was primarily due to a decrease in sales in Japan due to an inventory buyback related to the termination of a distributor agreement and unfavorable market conditions. Results were partially offset by an increase in equine product sales in Australia and an increase in small animal product sales in China.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $22 million, or 4%, primarily due to the depreciation of currencies in Australia, Japan and India.
APAC segment earnings increased by $6 million, or 3%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013. Operational earnings growth was $20 million, or 10%, primarily due to revenue growth and higher gross margin.
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
Three months ended September 28, 2014 vs. three months ended September 29, 2013
Other business activities spend decreased by $3 million, or 4%, in the third quarter of 2014 compared with the third quarter of 2013, reflecting a decrease in direct R&D project spending and more favorable results in our CSS contract manufacturing business.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Other business activities spend decreased by $4 million, or 2%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, reflecting more favorable results in our CSS contract manufacturing business, partially offset by a slight increase in R&D spending.
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

39 |

beginning in the first quarter of 2014, certain supply chain and global logistics costs that were previously reported in the four reportable segments are reported in Other unallocated. This presentation better reflects how we measure the performance of the global manufacturing organization.
Three months ended September 28, 2014 vs. three months ended September 29, 2013
Corporate expenses increased by $6 million, or 4%, in the third quarter of 2014 compared with the third quarter of 2013, primarily due to additional costs associated with the build-up of our enabling functions post-separation from Pfizer, partially offset by a decrease in certain business technology and finance costs that were reported in Corporate in the third quarter of 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
Other unallocated expenses increased by $31 million in the third quarter of 2014 compared with the third quarter of 2013, primarily due to a build-up of our supply chain and logistics organization, in addition to certain of these costs that were reported in the four reportable segments in the third quarter of 2013, but are reported in Other unallocated beginning in the first quarter of 2014. The increase is also attributable to the addition of certain business technology and finance costs that were reported in Corporate in the third quarter of 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
See Notes to Condensed Consolidated Financial Statements—Note 16. Segment and Other Revenue Information for further information.
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Corporate expenses increased by $6 million, or 2%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, and include additional costs associated with the build-up of our enabling functions post-separation from Pfizer, as well as higher interest expense, net of capitalized interest, of $4 million primarily as a result of the issuance of our senior notes on January 28, 2013. These increases are partially offset by a decrease in certain inventory-related costs not charged to our operating segments, a reduction in share-based payment expenses as a result of our separation from Pfizer, and a decrease in certain business technology and finance costs that were reported in Corporate in the nine months ended September 29, 2013, but are reported in Other unallocated beginning in the nine months ended September 28, 2014.
Other unallocated expenses increased by $61 million, or 65%, in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, primarily due to the build-up of our supply chain and logistics organization, in addition to certain of these costs that were reported in the four reportable segments in the nine months ended September 29, 2013, but are reported in Other unallocated beginning in the first quarter of 2014. The increase is also attributable to the addition of certain business technology and finance costs that were reported in Corporate in the nine months ended September 29, 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
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

40 |

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

41 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to non-GAAP adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change	2014	2013	Change
GAAP reported net income attributable to Zoetis	$166	$131	27	$457	$399	15
Purchase accounting adjustments—net of tax	9	8	13	25	25	—
Acquisition-related costs—net of tax	—	—	—	3	11	(73)
Certain significant items—net of tax	32	33	(3)	102	94	9
Non-GAAP adjusted net income(a)	$207	$172	20	$587	$529	11
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 28.3% and 29.5% for the third quarter of 2014 and 2013, respectively, and 29.2% and 29.3% for the nine months ended September 28, 2014, and September 29, 2013, respectively. The lower effective tax rate in the third quarter of 2014 compared with the third quarter of 2013 is due to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. The higher effective tax rate in the nine months ended September 28, 2014, compared with the nine months ended September 29, 2013, is due to an $8 million discrete tax expense during the first quarter of 2014 related to an intercompany inventory adjustment, as well as changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. In addition, we recognized a $2 million discrete income tax provision benefit during the first quarter of 2013 related to the 2012 U.S. research and development tax credit which was retroactively extended on January 3, 2013.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
	2014	2013	Change	2014	2013	Change
Earnings per share—diluted(a)(b):
GAAP reported EPS attributable to Zoetis—diluted	$0.33	$0.26	27	$0.91	$0.80	14
Purchase accounting adjustments—net of tax	0.02	0.02	—	0.05	0.05	—
Acquisition-related costs—net of tax	—	—	—	0.01	0.02	(50)
Certain significant items—net of tax	0.06	0.06	—	0.20	0.19	5
Non-GAAP adjusted EPS—diluted	$0.41	$0.34	21	$1.17	$1.06	10
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs and DSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Interest expense, net of capitalized interest	$29	$29	$87	$83
Interest income	2	1	4	2
Income taxes	82	72	244	219
Depreciation	32	32	96	100
Amortization	3	5	12	13

42 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(MILLIONS OF DOLLARS)	2014	2013	2014	2013
Purchase accounting adjustments:
Amortization and depreciation(a)	$11	$12	$35	$35
Cost of sales(b)	2	—	3	2
Total purchase accounting adjustments—pre-tax	13	12	38	37
Income taxes(c)	4	4	13	12
Total purchase accounting adjustments—net of tax	9	8	25	25
Acquisition-related costs(d):
Integration costs(e)	1	1	5	16
Restructuring costs(f)	—	—	—	1
Total acquisition-related costs—pre-tax	1	1	5	17
Income taxes(c)	1	1	2	6
Total acquisition-related costs—net of tax	—	—	3	11
Certain significant items(g):
Restructuring charges(h)	1	—	4	(27)
Implementation costs and additional depreciation—asset restructuring(i)	—	—	1	3
Certain asset impairment charges(j)	6	—	6	1
Net gains on sale of assets (k)	—	—	(3)	(6)
Stand-up costs(l)	32	41	106	152
Other(m)	(1)	5	13	7
Total significant items—pre-tax	38	46	127	130
Income taxes(c)	6	13	25	36
Total significant items—net of tax	32	33	102	94
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$41	$41	$130	$130
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows: $1 million income in both the three and nine months ended September 28, 2014, included in Selling, general and administrative expenses; $1 million included in the nine months ended September 28, 2014, and $1 million in both the three and nine months ended September 29, 2013, respectively, included in Research and development expenses; and $12 million and $35 million in the three and nine months ended September 28, 2014, respectively, and $11 million and $34 million in the three and nine months ended September 29, 2013, respectively, included in Amortization of intangible assets.

(b)	Depreciation expense included in Cost of sales.

(c)
Included in Provision for taxes on income. Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate. Income taxes in Certain significant items for the three and nine months ended September 28, 2014, included a $1 million charge associated with uncertain tax positions related to taxable years prior to separation from Pfizer.

(d)
Acquisition-related costs were distributed as follows: $2 million income for the three months ended September 29, 2013, included in Cost of Sales; and $1 million and $5 million in the three and nine months ended September 28, 2014, respectively, and $3 million and $17 million in the three and nine months ended September 29, 2013, respectively, included in Restructuring charges and certain acquisition-related costs.

(e)
Integration costs were distributed as follows: $2 million income for the three months ended September 29, 2013, included in Cost of Sales; and $1 million and $5 million in the three and nine months ended September 28, 2014, respectively, and $3 million and $16 million in the three and nine months ended September 29, 2013, respectively, included in Restructuring charges and certain acquisition-related costs.

(f)
Included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(g)
Certain significant items were distributed as follows: $3 million and $14 million included in the three and nine months ended September 28, 2014, respectively, and $4 million and $20 million included in the three and nine months ended September 29, 2013, included in Cost of sales; $29 million and $90 million in the three and nine months ended September 28, 2014, respectively, and $40 million and $135 million in the three and nine months ended September 29, 2013, respectively, included in Selling, general and administrative expenses; $1 million and $5 million in the three and nine months ended September 29, 2013, respectively, included in Research and development expenses; $1 million and $5 million in the three and nine months ended September 28, 2014, respectively, and $27 million income in the nine months ended September 29, 2013, included in Restructuring charges and certain acquisition-related costs; and $5 million and $18 million in the three and nine months ended September 28, 2014, respectively, and $1 million and $3 million income in the three and nine months ended September 29, 2013, respectively, included in Other (income)/deductions—net.

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

43 |

(j)
For the three and nine months ended September 28, 2014, represents an impairment charge related to an IPR&D project acquired with the FDAH acquisition in 2009. Included in Other (income)/deductions—net.

(k)
For the nine months ended September 28, 2014, represents the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture. For the nine months ended September 29, 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009. Included in Other (income)/deductions—net. See Notes to Condensed Consolidated and Combined Financial Statements—Note 6. Other (Income)/Deductions—Net for more information

(l)
Certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs, which were distributed as follows: $3 million and $14 million in the three and nine months ended September 28, 2014, respectively, and $3 million and $18 million in the three and nine months ended September 29, 2013, respectively, included in Cost of sales; $29 million and $90 million in the three and nine months ended September 28, 2014, respectively, and $38 million and $129 million in the three and nine months ended September 29, 2013, respectively, included in Selling, general and administrative expenses; $5 million in the nine months ended September 29, 2013, included in Research and development expenses; and $2 million in the nine months ended September 28, 2014, included in Other (income)/deductions—net.

(m) For the nine months ended September 28, 2014, includes a charge associated with a commercial settlement in Mexico ($13 million), partially offset by the insurance recovery ($1 million). The nine months ended September 28, 2014, also includes a pension plan settlement charge related to the divestiture of a manufacturing plant ($4 million), partially offset by an insurance recovery of litigation related charges ($2 million income). For the three and nine months ended September 29, 2013, primarily includes litigation-related charges of $5 million and charges related to transitional manufacturing purchase agreements associated with divestitures of $1 million.
Our financial guidance for 2014
Our 2014 financial guidance is summarized below:

Selected Line Items
Revenue	$4,700 to $4,750 million
Adjusted cost of sales as a percentage of revenue(a)	Approximately 35.5%
Adjusted SG&A expenses(a)	$1,460 to $1,480 million
Adjusted R&D expenses(a)	$385 to $395 million
Adjusted interest expense and other (income)/deductions(a)	Approximately $110 million
Effective tax rate on adjusted income(a)	Approximately 29%
Adjusted diluted EPS(a)	$1.50 to $1.54
Certain significant items(b) and acquisition-related costs	$180 to $195 million
Reported diluted EPS	$1.16 to $1.20

(a)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

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
A reconciliation of 2014 adjusted net income and adjusted diluted EPS guidance to 2014 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full-Year 2014 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$750 - $770	~$1.50 - $1.54
Purchase accounting adjustments	~(30)	~(0.06)
Certain significant items(b) and acquisition-related costs	~(135 - 145)	~(0.27 - 0.29)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$580 - $600	~$1.16 - $1.20

(a)	For an understanding of adjusted net income, see the “Adjusted net income” section of this MD&A.

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

44 |

Analysis of the condensed consolidated balance sheets
September 28, 2014 vs. December 31, 2013
For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including current portion of allocated long term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of the timing of customer collections, including the settlement of receivables from Pfizer.
Inventories increased primarily due to the build up of safety stock levels in preparation of certain production transfers and the implementation of our enterprise resource planning (ERP) system, and to support increased commercial demand of selected products. See Notes to Condensed Consolidated Financial Statements— Note 10. Inventories.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the third quarter of 2014. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.

Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending in excess of depreciation expense.

Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense and an IPR&D impairment charge, partially offset by the acquisition of certain product registration and application rights from Pfizer. See Notes to Condensed Consolidated Financial Statements— Note 11. Goodwill and Other Intangible Assets and Note 17. Transactions with Pfizer.
Accounts payable decreased as a result of the timing of payments, including the settlement of payables with Pfizer.
Accrued compensation and related items decreased, primarily due to payment of 2013 annual bonuses to eligible employees and 2013 employee savings plan contributions, partially offset by the pro-rata accrual of similar items for 2014.
Dividends payable decreased, reflecting the payment of dividends declared on December 18, 2013. As of September 28, 2014, there were no dividends payable.
Other current liabilities decreased reflecting a reduction in accrued expenses, including accrued contract rebates and accrued interest, among others.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity.
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 28,	September 29,	%
(MILLIONS OF DOLLARS)	2014	2013	Change
Net cash provided by (used in):
Operating activities	$239	$383	(38)
Investing activities	(137)	(128)	7
Financing activities	(112)	(172)	(35)
Effect of exchange-rate changes on cash and cash equivalents	(2)	(11)	*
Net (decrease) increase in cash and cash equivalents	$(12)	$72	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Operating activities
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Net cash provided by operating activities was $239 million for the nine months ended September 28, 2014, compared with net cash provided by operating activities of $383 million for the nine months ended September 29, 2013. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business, including the settlement of payables with Pfizer, and a decrease in other liabilities, including lower accrued contract rebates. This decrease was partially offset by higher income before allocation to noncontrolling interests, as adjusted for depreciation and amortization.
Investing activities
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Our net cash used in investing activities was $137 million for the nine months ended September 28, 2014, compared with net cash used in investing activities of $128 million for the nine months ended September 29, 2013. The increase in investing cash flows was primarily due to a second quarter 2014 milestone payment related to previously acquired intangible assets.

45 |

Financing activities
Nine months ended September 28, 2014 vs. nine months ended September 29, 2013
Our net cash used in financing activities was $112 million for the nine months ended September 28, 2014, compared with cash used in financing activities of $172 million for the nine months ended September 29, 2013. The net cash used in financing activities for 2014 was due primarily to the payment of dividends. The net cash used in financing activities for 2013 was primarily attributable to the net transfers to Pfizer as a result of the Separation.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 28,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Cash and cash equivalents	$598	$610
Accounts receivable, net(a)	1,057	1,138
Short-term borrowings	10	15
Long-term debt(b)	3,642	3,642
Working capital	2,355	1,942
Ratio of current assets to current liabilities	3.36:1	2.37:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the nine months ended September 28, 2014, compared with December 31, 2013, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. There were no borrowings outstanding as of September 28, 2014, or December 31, 2013.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 28, 2014, we had access to $73 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $10 million and $15 million as of September 28, 2014 and December 31, 2013, respectively. Long-term borrowings outstanding related to these facilities were $2 million as of both September 28, 2014, and December 31, 2013.
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

46 |

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
Contractual Obligations
During the third quarter of 2014, Zoetis and Pfizer entered into an agreement whereby Pfizer agreed to transfer certain product registration and application rights associated with our operations in Indonesia. The fair market value of these rights, as agreed by both parties, was approximately $8 million, which will be payable by Zoetis to Pfizer in four annual installments of $2 million each beginning in October 2014. At September 28, 2014, the fair market value of these assets of approximately $8 million was included in Identifiable intangible assets, less

47 |

accumulated amortization and the related payable to Pfizer was included in Other current liabilities ($2 million) and Other noncurrent liabilities ($6 million).
Pension Obligations
We expect to contribute a total of approximately $8 million to our dedicated international benefits plans and the international plans accounted for as multi-employer plans in 2014. As part of the Separation from Pfizer, a net liability was recognized in 2013 for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that were expected to be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement. During the first quarter of 2014, our pension plan in Japan was transferred to us from Pfizer. The net pension obligation (approximately $2 million) and the related accumulated other comprehensive loss (approximately $2 million, net of tax) associated with this plan were recorded. During the third quarter of 2014, our pension plans in Australia and Switzerland were transferred to us from Pfizer and the combined net pension obligations (approximately $1 million) and the related accumulated other comprehensive loss (approximately $1 million, net of tax) associated with these plans were recorded. The $21 million net liability recognized in 2013 was reduced to approximately $18 million, the balance as of September 28, 2014. We expect the pension plan in Belgium to transfer to us in the fourth quarter of 2014 and the pension plan in the Philippines to transfer to us in 2015.
Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the Separation, Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $30 million as of September 28, 2014) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal semi-annual installments through 2022.
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 12. Benefit Plans.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 28, 2014, or December 31, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our recently adopted accounting standards, see Notes to Condensed Consolidated Financial Statements—Note 4. Significant Accounting Policies: New Accounting Standards.
Recently Issued Accounting Standards Not Adopted as of September 28, 2014.
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
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, new systems infrastructure stand-up, our 2014 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, dividend plans, our agreements with Pfizer, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-
looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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
Our financial instrument holdings at September 28, 2014, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at September 28, 2014, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $45 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $52 million. For additional details, see Notes to Condensed Consolidated Financial Statements—Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At September 28, 2014, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 28, 2014, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
In addition, in October 2014, the French Parliament passed a law that will prohibit rebates and discounts on antibiotics and will require the reporting of antibiotics sold to and agreements entered into with certain animal healthcare providers (including veterinarians, veterinary schools, pharmacists and students). The Parliament indicated that the law is in response to a government initiative aimed at fighting antimicrobial resistance in animals and reducing the use of certain categories of antibiotics by 25% (compared to 2013) by December 31, 2016.
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
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, such as avian influenza, foot-and-mouth disease or bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) or porcine epidemic diarrhea virus (otherwise known as PEDv), which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. For example, the outbreaks of PEDv that have seriously impacted swine herds in Asia since 2012 and the United States since 2013 spread to additional markets in 2014, including Canada, Mexico, Japan, Taiwan, Spain and Portugal. The continued spread of PEDv in the United States, Asia, Europe and neighboring countries could impact the size of swine herds and the demand for our swine products in these markets. In addition, in 2012, the USDA and the World Animal Health Organization announced that individual cases of BSE had been identified in California and Brazil. These announcements caused certain countries to implement additional inspections of, or suspend the importation of, U.S. and Brazilian beef. While the restrictions that were implemented as a result of these cases of BSE have not significantly affected demand for our products, the discovery of additional cases of BSE may result in additional restrictions related to, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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

50 |

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
Minor deviations in our manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including:

•	the failure of us or any of our vendors or suppliers, including logistical service providers, to comply with applicable regulations and quality assurance guidelines;

•	construction delays;

•	equipment malfunctions;

•	shortages of materials;

•	labor problems;

•	natural disasters;

•	power outages;

•	criminal and terrorist activities;

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
Risks related to legal matters and regulation
The illegal distribution and sale by third parties of counterfeit or illegally compounded versions of our products or of stolen, diverted, or relabeled products could have a negative impact on our reputation and business.
Third parties may illegally distribute and sell counterfeit or illegally compounded versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit or illegally compounded medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Counterfeit or illegally compounded products are frequently unsafe or ineffective and can be potentially life-threatening to animals. Our reputation and business could suffer harm as a result of counterfeit or illegally compounded products sold under our brand name. In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit, which are not properly stored or which have been repackaged or relabeled and which are sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting, illegally compounding or theft could have a material adverse effect on our product sales, business and results of operations.

51 |

Risks related to our international operations
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2013, we generated approximately 54% of our revenue in currencies other than the U.S. dollar, principally the euro, Australian dollar and Brazilian real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. For example, our Venezuelan subsidiary’s functional currency is the U.S. dollar because of the hyperinflationary status of the Venezuelan economy. On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivar per U.S. dollar. We incurred a foreign currency loss immediately on the devaluation as a result of remeasuring the local balance sheets and we will experience ongoing impacts to earnings as our revenue and expenses will be translated at lower rates. As of September 28, 2014, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 11.7; and the SICAD II rate of 49.96. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows. We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.
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
Even if we are able to implement these systems successfully, all technology systems, despite implementation of security measures, are vulnerable to disability, failures or unauthorized access. If our information technology systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.
We may experience difficulties with the implementation of our enterprise resource planning system, which could disrupt our business and adversely affect our results of operations and financial condition.
We are engaged in a multi-year implementation of an enterprise resource planning system (ERP). The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The implementation of the ERP will require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship products, send invoices, track payments, fulfill contractual obligations or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

52 |

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2012
Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of
Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.2	Severance and Release Agreement between Zoetis Inc. and Richard A. Passov, effective April 21, 2014
(incorporated by reference to Exhibit 10.2 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on August 12, 2014)
Exhibit 10.3	Offer Letter between Zoetis Inc. and Paul Herendeen, dated July 31, 2014
Exhibit 10.4	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014
Exhibit 10.5	Zoetis Equity Deferral Plan, effective November 1, 2014
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

53 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

November 10, 2014	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

November 10, 2014	By:	/S/ PAUL S. HERENDEEN
Paul S. Herendeen
Executive Vice President and
Chief Financial Officer

54 |