Form 10-K
period 2014-12-31
Zoetis Inc.
filed 2015-02-27
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 29, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $16,224 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 23, 2015 was 500,787,817 shares.
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 1, 2015 (hereinafter referred to as the “2015 Proxy Statement”) are incorporated into Parts II and III of this Form 10-K.

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
We were incorporated in Delaware in July 2012. The address of our principal executive offices is 100 Campus Drive, Florham Park, New Jersey 07932. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (2014 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2014 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries. Unless the context requires otherwise, statements relating to our history, for periods prior to the initial public offering (IPO), describe the history of Pfizer’s animal health business unit, although it is important to note that the net assets, operations and cash flows of Zoetis are not the same as the historical net assets, operations and cash flows of Pfizer's animal health operating segment.
On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange (NYSE) under the symbol “ZTS.” On February 6, 2013, an IPO of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering (senior notes offering) and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We did not receive any of the proceeds from the IPO. We paid an amount of cash equal to substantially all of the net proceeds that we received in the senior notes offering to Pfizer prior to the completion of the IPO. In addition, immediately prior to the completion of the IPO, we and Pfizer entered into certain agreements that provide a framework for our ongoing relationship with Pfizer. On June 24, 2013, an exchange offer was completed whereby Pfizer shareholders exchanged a portion of Pfizer common stock for Zoetis common stock, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis. We refer to the transactions to separate our business from Pfizer, as described here and elsewhere in this 2014 Annual Report, as the “Separation.” For additional information, see Notes to Consolidated and Combined Financial Statements—Note 2. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer.
Operating Segments
The animal health medicines and vaccines market is characterized by meaningful differences in customer needs across different regions. This is due to a variety of factors, including:

•	economic differences, such as standards of living in developed markets as compared to emerging markets;

•	cultural differences, such as dietary preferences for different animal proteins, pet ownership preferences and pet care standards;

•	epidemiological differences, such as the prevalence of certain bacterial and viral strains and disease dynamics;

•	treatment differences, such as utilization of different types of medicines and vaccines, as well as the pace of adoption of new technologies;

•	environmental differences, such as seasonality, climate and the availability of arable land and fresh water; and

•	regulatory differences, such as standards for product approval and manufacturing.
As a result of these differences, among other things, we organize and operate our business in four segments: the United States, Europe/Africa/Middle East, Canada/Latin America and Asia/Pacific. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers so that we can capitalize on local trends and customer needs. Our operating segments are:

•	United States with revenue of $2,059 million, or 43% of total revenue for the year ended December 31, 2014.

•
Europe/Africa/Middle East with revenue of $1,141 million, or 24% of total revenue for the year ended December 31, 2014. Key developed markets in this segment include the United Kingdom, France and Germany. Key emerging markets in this segment include South Africa, Russia and Turkey.

•
Canada/Latin America with revenue of $815 million, or 17% of total revenue for the year ended December 31, 2014. The developed market in this segment is Canada. Key emerging markets in this segment include Brazil and Mexico.

•
Asia/Pacific with revenue of $720 million, or 15% of total revenue for the year ended December 31, 2014. Key developed markets in this segment include Australia, Japan and New Zealand. Key emerging markets in this segment include China, India and Thailand.

In addition, our Client Supply Services (CSS) organization provides contract manufacturing services to third parties and represented 1% of our total revenue for the year ended December 31, 2014.

1 |

Our 2014 reported revenue for the U.S. and top ten non-U.S. markets, based on total revenue, is as follows:

	US	Brazil	Canada	Australia	UK	France	Germany	China	Japan	Italy	Spain
Livestock	56%	84%	63%	61%	55%	65%	58%	84%	56%	60%	79%
Companion Animal	44%	16%	37%	39%	45%	35%	42%	16%	44%	40%	21%
% of 2014 reported revenue
For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated and Combined Financial Statements—Note 18A. Segment, Geographic and Other Revenue Information—Segment Information.
Our 2014 reported revenue for each segment, by species and top countries, is as follows:

2 |

2014 EuAfME Segment Revenue
*Includes Russia and Commonwealth of Independent States, Africa, Turkey and Egypt, the Middle East, Iran and Caucasus, and Israel.
**Includes key markets such as Netherlands, Poland and Ireland.
2014 CLAR Segment Revenue
*Includes key markets such as Chile, Colombia and Peru.
2014 APAC Segment Revenue
*Includes markets such as Korea, New Zealand and Taiwan.

3 |

Products
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines and vaccines, complemented by diagnostics and genetics. We refer to a single product in all brands, or its dosage forms for all species, as a product line. We have more than 300 comprehensive product lines for both livestock and companion animals across each of our major product categories.
Our livestock products primarily help prevent or treat diseases and conditions to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive increased demand for improved nutrition, particularly animal protein. Second, population growth leads to increased natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve, there is increased focus on food quality and safety. Livestock products represented approximately 65% of our revenue for the year ended December 31, 2014.

Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines and vaccines sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, receiving increased medical treatment and benefiting from advances in animal health medicines and vaccines. Companion animal products represented approximately 34% of our revenue for the year ended December 31, 2014.
In addition, our Client Supply Services (CSS) organization provides contract manufacturing services to third parties and represented 1% of our total revenue for the year ended December 31, 2014.
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
Our remaining revenue is derived from other product categories, such as nutritionals and agribusiness, as well as products and services in complementary areas, including diagnostics, genetics, biodevices and services.
As part of our growth strategy, through our research and development (R&D) group, we focus on the discovery and development of new chemical and biological entities, as well as product lifecycle development. Historically, a substantial portion of our products and revenue has been the result of product lifecycle development where we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. For example, the first product in our ceftiofur line was an anti-infective approved for treating bovine respiratory disease (BRD) in cattle that was administered via intramuscular injection. Through follow-on studies and reformulations, we have expanded the product line into additional cattle claims and administration routes, as well as other species and regions. The ceftiofur product line currently includes the brands Excede, Excenel RTU, Excenel RTU EZ, Excenel, Naxcel and Spectramast.
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

•	Convenia, the first single-injection anti-infective for common bacterial skin infections in cats and dogs, launched in 2006;

•	Cerenia®, the first and only product on the market to prevent vomiting due to motion sickness in dogs, was first launched in Europe in 2006, followed by the United States in 2007;

•	Palladia, the first drug to be approved by the FDA for treating cancer in dogs, launched in 2009;

•
InforceTM3, the first and only respiratory vaccine for cattle that prevents respiratory disease caused by bovine respiratory syncytial virus (BRSV) while also aiding in the prevention of infectious bovine rhinotracheitis (IBR) and parainfluenza3 (PI3), launched in 2010;

•
Fostera® PCV MH was introduced in November 2013 and developed to help protect pigs from PCVAD and enzootic pneumonia caused by M. hyo. Unlike other combination vaccines that require field mixing, the one-bottle formulation of Fostera PCV MH allows the convenience of a one-dose program or the flexibility of a two-dose program; and

•
Apoquel, the first Janus kinase inhibitor for use in veterinary medicine, was approved for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. We launched Apoquel in the United States, United Kingdom, Austria and Germany in January 2014 and expect other market launches to follow.

We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first equine vaccine for West Nile virus in the United States and European Union; the first swine vaccine for pandemic H1N1 influenza virus in the United States; the first fully licensed vaccine to help reduce disease caused by the

4 |

Georgia 08 variant of infectious bronchitis virus (IBV) in poultry; and a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the United States.
In 2014, our top selling product line, the ceftiofur line, contributed approximately 8% of our revenue. The ceftiofur line and our next two top selling products, Revolution and Draxxin, contributed approximately 21% of our revenue. Our top ten product lines contributed 39% of our revenue. Our product lines and products that represented approximately 1% or more of our revenue in 2014, which comprise 59% of our total revenue, are as follows:
Livestock products

Product line / product	Description	Primary species

Anti-infectives
Ceftiofur injectable line
Broad-spectrum cephalosporin antibiotic active against gram-positive and gram-negative bacteria, including ß-lactamase-producing strains, with some formulations producing a single course of therapy in one injection
Cattle, sheep, swine
Draxxin	Single-dose low-volume antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine keratoconjunctivitis and bovine foot rot	Cattle, swine
Spectramast	Treatment of subclinical or clinical mastitis in dry or lactating dairy cattle, delivered via intramammary infusion; same active ingredient as the ceftiofur line	Cattle
Terramycin line	Antibiotic for the treatment of susceptible infections	Cattle, poultry, sheep, swine

Vaccines
Bovi-shield® line
Aids in preventing diseases, including infectious bovine rhinotracheitis (IBR), bovine viral diarrhea (BVD) Types 1 and 2, parainfluenza3 (PI3), bovine respiratory syncytial virus (BRSV), and leptospirosis caused by Leptospira borgpetersenii, L.canicola, L grippotyphosa, L. hardjo,L. icterohaemorrhagiae, and L. pamona, depending on formulation
Cattle
Improvac / Improvest / Vivax	Reduces boar taint, as an alternative to surgical castration	Swine
Rispoval® line	Aids in preventing three key viruses involved in cattle pneumonia-BRSV, PI3 and BVD-as well as other respiratory diseases, depending on formulation	Cattle
Suvaxyn® PCV / Fostera™ PCV	Aids in preventing viremia and helps control lymphoid depletion caused by porcine circovirus	Swine

Parasiticides
Cydectin	Injectable or pour-on endectocide to treat and control internal and external cattle parasites, including gastrointestinal roundworms, lungworms, cattle grubs, mites and lice	Cattle, sheep
Dectomax	Injectable or pour-on endectocide, characterized by extended duration of activity, for the treatment and control of internal and external parasite infections	Cattle, swine

Medicated Feed Additives
Aureomycin	Provides livestock producers control, treatment and convenience against a wide range of respiratory, enteric and reproductive diseases	Cattle, poultry, sheep, swine
BMD	Aids in preventing and controlling enteritis; and increases rate of weight gain and improves feed efficiency in poultry and swine	Poultry, swine
Lasalocid line	Controls coccidiosis in poultry (Avatec) and cattle (Bovatec) and for increased rate of weight gain and improved feed efficiency in cattle	Poultry, cattle
Lincomycin line	Controls necrotic enteritis; treatment of dysentery (bloody scours), control of ileitis, treatment/reduction in severity of mycoplasmal pneumonia, increases weight gain in swine	Swine, poultry

Other
Embrex® devices	Devices for enhancing hatchery operations' efficiency through in ovo detection and vaccination	Poultry
Lutalyse	For estrus control or in the induction of parturition or abortion	Cattle, swine
Orbeseal / Teatseal	Non-antibiotic intramammary infusion that prevents new intramammary infections in dairy cattle	Cattle

5 |

Companion animal products

Product line / product	Description	Primary species

Anti-infectives
Clavamox / Synulox	A broad-spectrum antibiotic and the first and only potentiated penicillin approved for use in dogs and cats	Cats, dogs
Convenia	Anti-infective for the treatment of common bacterial skin infections that provides a course of treatment in a single injection	Cats, dogs

Vaccines
Vanguard® L4 (4-way Lepto)	Compatible with the Vanguard line and helps protect against leptospirosis caused by Leptospira canicola, L. grippotyphosa, L. icterohaemorrhagiae and L. pomona	Dogs
Vanguard line
Aids in preventing canine distemper caused by canine distemper virus, infectious canine hepatitis caused by canine adenovirus type 1, respiratory disease caused by canine adenovirus type 2, canine parainfluenza caused by canine parainfluenza virus and canine parvoviral enteritis caused by canine parvovirus
Dogs

Parasiticides
Revolution / Stronghold	An antiparasitic for protection against fleas, heartworm disease and ear mites in cats and dogs; canine sarcoptic mites and American dog tick and roundworms and hookworms for cats	Cats, dogs
ProHeart	Prevents heartworm infestation; also for treatment of existing larval and adult hookworm infections	Dogs

Other
Cerenia	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs	Cats, dogs
Rimadyl	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs
International Operations
We directly market our products in approximately 70 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 120 countries. Operations outside the United States accounted for 57% of our total revenue for the year ended December 31, 2014. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and India, emerging markets contributed 24% of our revenue for the year ended December 31, 2014.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including through the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to human health. As of December 31, 2014, our sales organization consisted of approximately 3,600 employees.
Our livestock and companion animal products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through local agricultural and farming retail outlets, pharmacies and pet stores. We also market our products by advertising to veterinarians, livestock producers and pet owners.
Customers
We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork and poultry operations, and to veterinarians, third-party veterinary distributors and retail outlets that typically then sell the products to livestock producers. We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. Our two largest customers, both distributors, represented approximately 11% and 6%, respectively, of our revenue for the year ended December 31, 2014, and no other customer represented more than 4% of our revenue for the same period.

6 |

Research and Development
Our R&D operations are comprised of a dedicated veterinary medicine R&D organization, research alliances and other operations focused on the development or registration of our products. We spent $396 million in 2014, $399 million in 2013 and $409 million in 2012 on R&D.
Our R&D efforts are comprised of more than 400 programs and reflect our commitment to better solutions.  We create new insights for preventing and treating disease, and maximizing healthy performance, that result in the development of new platforms of knowledge which become the basis for continuous innovation.  Leveraging internal discoveries, complemented by diverse external research collaborations, results in the delivery of novel vaccine, pharmaceutical and biopharmaceutical products to help our customers face their toughest challenges.  While the development of new chemical and biological entities through new product R&D plays a critical role in our growth strategies, the majority of our R&D investment (including regulatory functions) is focused on product lifecycle development. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. We also create opportunities to optimize solutions through our extensive capabilities in diagnostics and genetics research, ensuring we can help our customers diagnose, prevent and treat a variety of conditions.
We prioritize our R&D spending on an annual basis with the goal of aligning our of research and business objectives, and do not disaggregate our R&D operations by research stage or by therapeutic area for purposes of managing our business. We make our strategic investments in R&D based on four criteria: strategic fit and importance to our current portfolio; technical feasibility of development and manufacture; return on investment; and the needs of customers and the market. A centralized portfolio management function links development plans with financial systems to build a comprehensive view of the status of project progression and spend without a focus on spending by research stage or by therapeutic area. This comprehensive view facilitates our ability to set targets for project timing and goals for investment efficiency. The allocation of our R&D investment between product lifecycle and new product development, in addition to our ability to leverage the discoveries of our existing R&D and other industries, supports a cost-effective, efficient, sustainable and relatively predictable R&D process.
Prior to the IPO, we entered into an R&D collaboration and license agreement with Pfizer pursuant to which we will maintain access to Pfizer's proprietary compound library and database to develop new products, subject to certain restrictions. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Research and development collaboration and license agreement. In addition, we regularly enter into R&D collaboration agreements and external alliances with other parties.
As of December 31, 2014, we employed approximately 1,100 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Melbourne, Australia; Louvain-la-Neuve, Belgium; Campinas, Brazil; Guarulhos, Brazil; Olot, Spain; Charles City, Iowa, United States and Lincoln, Nebraska, United States. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Zaventem, Belgium; São Paulo, Brazil; Beijing, China; Mumbai, India; and College Park, Maryland, United States and Durham, North Carolina, United States. We own each of these R&D facilities, with the exception of our Mumbai, India facility, which we lease from Pfizer. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Mumbai, India interim lease agreement. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents.
Many of our research programs involve external partnerships, often with funding from a non-governmental organization or a government grant. We are generally responsible for providing technical direction and supplemental direct and indirect expertise in, as well as investment for, such external partnerships. Depending on the nature of the agreement, we may act as the commercialization partner for discoveries that originate during the period of collaborative research, or we may own or have exclusive rights to any intellectual property that enables the development of proprietary products or models.
Manufacturing and Supply Chain
Our products are manufactured at both sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 27 sites, which utilizes centralized oversight of a system of 13 “anchor” and 14 “satellite” manufacturing sites to maximize cost efficiencies.

7 |

Our global manufacturing network is comprised of the following sites:

Anchor Sites		Satellite Sites
Site	Location	Site	Location
Catania	Italy	Campinas	Brazil
Charles City	Iowa, U.S.	Durham	North Carolina, U.S.
Chicago Heights	Illinois, U.S.	Eagle Grove	Iowa, U.S.
Guarulhos(1)	Brazil	Hsinchu(4)	Taiwan
Haridwar	India	Laurinburg	North Carolina, U.S.
Jilin(2)	China	Longmont	Colorado, U.S.
Kalamazoo(3)	Michigan, U.S.	Medolla	Italy
Lincoln	Nebraska, U.S.	Salisbury	Maryland, U.S.
Louvain-la-Neuve	Belgium	San Diego	California, U.S.
Melbourne	Australia	Shenzhou	China
Olot	Spain	Van Buren	Arkansas, U.S.
Suzhou	China	Wellington	New Zealand
Willow Island	West Virginia, U.S.	White Hall	Illinois, U.S.
		Yantai	China

(1)
This site is owned by us and leased back to Pfizer, pursuant to an arrangement by which Pfizer operates the manufacturing operations at the site for a period of time. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Brazil lease agreements.

(2)	This site is operated by the China joint venture, Jilin Zoetis Guoyuan Animal Health Company, Ltd.

(3)
Prior to the Separation, Pfizer's manufacturing site in Kalamazoo manufactured both human health and animal health products. Since the Separation, we own the portions of this site that predominantly manufacture animal health products and Pfizer owns the portions of this site that predominantly manufacture human health products.

(4)	This site is operated by the Taiwan joint venture, Zoetis Biotech Manufacturing Limited.
We own all of these sites, with the exception of our facilities in Melbourne, Australia; Medolla, Italy; Van Buren, Arkansas, United States; and San Diego, California, United States, which are leased sites.
In addition to our global manufacturing network and our CMOs, Pfizer continues to manufacture products for us at 11 Pfizer sites located in 11 countries pursuant to a master manufacturing and supply agreement. Included in these 11 Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a period of time. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Master manufacturing and supply agreements.
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2014, this network was comprised of approximately 200 CMOs, including those centrally managed as well as local CMOs.
We select CMOs based on several factors: (i) their ability to reliably supply products or materials that meet our quality standards at an optimized cost; (ii) their access to niche products and technologies; (iii) capacity; and (iv) financial efficiency analyses. Our regional and global manufacturing teams seek to ensure that all of the CMOs we use adhere to our standards of manufacturing quality and are regularly audited.
We purchase certain raw materials necessary for the commercial production of our products from a variety of third-party suppliers. We utilize logistics service providers as a part of our global supply chain, primarily for shipping and logistics support.
We intend to continue our efficiency improvement programs in our manufacturing and supply chain organization, including Six Sigma and Lean capabilities, which are processes intended to improve manufacturing efficiency. We have strong globally managed and coordinated quality control and quality assurance programs in place at our global manufacturing network sites, and we regularly inspect and audit our global manufacturing network and CMO sites. We are currently conducting a review of our global manufacturing and supply network to improve efficiency.
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
Our primary competitors include animal health medicines and vaccines companies such as Merck Animal Health, the animal health division of Merck & Co., Inc. (formerly known as Intervet/Schering-Plough); Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; and Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH. In addition, we compete with hundreds of other producers of animal health products throughout the world.
The level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the United States. Unlike in the human health market, there is no large, well-capitalized company focused on generic animal health products that exists as a global competitor in the industry. The reasons for this include the relatively smaller average market

8 |

size of each product opportunity, the importance of direct distribution and education to veterinarians and livestock producers and the primarily self-pay nature of the business. In addition, companion animal health products are often directly prescribed and dispensed by veterinarians.
Our livestock products tend to experience lower generic competition than our companion animal products for several reasons:

•
livestock producers tend to be loyal to medicines and vaccines that have been demonstrated to be efficacious because medicines and vaccines are a small portion of a livestock producer's total production costs and ineffective medicines and vaccines could result in the loss of animals, causing disproportionate harm to such producer's investment;

•	livestock producers value the technical assistance provided through our veterinary operations' support of our products and field force; and

•	the importance of reliable supply.
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
Our product portfolio enjoys the protection of approximately 4,800 granted patents and 2,000 pending patent applications, filed in more than 60 countries, with concentration in our major market countries as well as other countries with strong patent systems, such as Australia, Brazil, Canada, Europe, Japan and the United States. Many of the patents and patent applications in our portfolio are the result of our own and Pfizer's work, while other patents and patent applications in our portfolio were at least partially developed by, and are licensed to us by, third parties.
Patents for individual products extend for varying periods depending on the date of the patent filing or grant and the legal term of patents in the countries where such patents are obtained. Several patents cover the ceftiofur product line, including formulation and use patents that begin expiring in the United States in 2015, with others extending until 2024. Draxxin and Convenia are covered by patents in the United States with terms that expire in 2021 and 2023, respectively. The compound patent on doramectin, which is the active ingredient in Dectomax, an antiparasitic, expired in all regions; however, process patents and the injectable formulation patent for this product do not expire in the United States until 2020 and 2016, respectively. The compound patent on selamectin, which is the active ingredient in Revolution, a parasiticide, expired during 2014; however, we have process and formulation patents covering this product expiring in 2018 and 2019, respectively.
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

9 |

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
In addition, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.
Outside the United States
European Union (EU). The European Medicines Agency (EMA) is the centralized regulatory agency of the EU, located in London. The agency is responsible for the scientific evaluation of medicines developed by healthcare companies seeking centralized approval for use in the EU. The agency has a veterinary review section distinct from the medical review section. The Committee for Veterinary Medicinal Products (CVMP) is responsible for scientific and technical review of the submissions for innovative pharmaceuticals, biopharmaceuticals and vaccines. After the CVMP issues a positive opinion on the approvability of a product, the EU commission reviews the opinion and, if they agree with the CVMP, they grant the product market authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. Products can also be registered in the EU via a decentralized route under the supervision of the Co-ordination Group for Mutual Recognition and Decentralized Procedures - Veterinary (CMDv). This co-ordination group is composed of one representative per member state from each national regulatory agency, including Norway, Iceland and Liechtenstein. The CMDv reviews submissions of pharmaceuticals and vaccines for authorization of a veterinary product in two or more member states in accordance with the mutual recognition or the decentralized procedure. A series of Regulations, Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for product approval in the EU. In general, these requirements are similar to those in the United States, requiring demonstrated evidence of, safety, efficacy, and quality/consistency of manufacturing processes.
Brazil. The Ministry of Agriculture, Livestock Production and Supply (MAPA) is the regulatory body in Brazil that is responsible for the regulation and control of pharmaceuticals, biologicals and medicated feed additives for animal use. MAPA's regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. In addition, regulatory activities are conducted at a local level through the Federal Agriculture Superintendence. These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biologicals and medicated feed additives. MAPA is one of the most active regulatory agencies in Latin America, having permanent seats at several international animal health forums, such as Codex Alimentarius, World Organization for Animal Health and Committee of Veterinary Medicines for the Americas. MAPA was also invited to be a Latin American representative at meetings of the International Cooperation on Harmonisation of Technical Requirements for Registration of Veterinary Medicinal Products (VICH). Several normative instructions issued by MAPA have set regulatory trends in Latin America.
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
Advertising and promotion review. Promotion of prescription animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and endorsed by the applicable agency. We conduct a review of promotion materials for compliance with the local and regional requirements in the markets where we sell animal health products.

10 |

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
International Cooperation on Harmonisation of Technical Requirements for Registration of Veterinary Medicinal Products (VICH). VICH is a trilateral (EU-Japan-USA) program aimed at harmonizing technical requirements for veterinary product registration. The objectives of the VICH are as follows:

•
Establish and implement harmonized technical requirements for the registration of veterinary medicinal products in the VICH regions, which meet high quality, safety and efficacy standards and minimize the use of test animals and costs of product development.

•	Provide a basis for wider international harmonization of registration requirements.

•	Monitor and maintain existing VICH guidelines, taking particular note of the ICH work program and, where necessary, update these VICH guidelines.

•	Ensure efficient processes for maintaining and monitoring consistent interpretation of data requirements following the implementation of VICH guidelines.

•
By means of a constructive dialogue between regulatory authorities and industry, provide technical guidance enabling response to significant emerging global issues and science that impact on regulatory requirements within the VICH regions.

Employees
As of December 31, 2014, we had more than 10,000 employees worldwide, which included approximately 4,150 employees in the United States and approximately 5,850 in other jurisdictions. Some of these employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements, including approximately 50 union employees in the United States.
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
Certain environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), impose joint and several liability, without regard to fault, for cleanup costs on persons who disposed of or released hazardous substances into the environment, including at third-party sites or offsite disposal locations, or that currently own or operate (or formerly owned or operated) sites where such a release occurred. In addition to clean-up actions brought by federal, state, local and foreign governmental entities, private parties could raise personal injury or other claims against us due to the presence of, or exposure to, hazardous materials on, from or otherwise relating to such a property.
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2014 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:

•	environmental-related capital expenditures - $1 million; and

•	other environmental-related expenditures - $10 million.
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

11 |

Available Information
The company's Internet website address is www.zoetis.com. On our website, the company makes available, free of charge, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC).
Also available on our website is information relating to corporate governance at Zoetis and our Board of Directors, including as follows: our Corporate Governance Principles; Director Qualification Standards; Zoetis Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; Board Committees and Committee Charters; and ways to communicate by email with our Directors. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Zoetis Inc., 100 Campus Drive, Florham Park, New Jersey 07932. Information relating to shareholder services is also available on our website.
We use our website (www.zoetis.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website (www.zoetis.com) in the “Investors” and “News & Media” sections. Accordingly, investors should monitor these portions of our website (www. zoetis.com), in addition to following our press releases, SEC filings and public conference calls and webcasts.
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2014 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.
Item 1A. Risk Factors.
In addition to the other information in this 2014 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are not guarantees of future performance, actions or events.
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, expectations regarding indebtedness, the repurchase of shares, future use of cash and dividend payments, future actions, business plans or prospects, prospective products, product approvals or products under development, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, our agreements with Pfizer, the expected timing and content of regulatory actions, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
Risks related to our business and industry
Restrictions and bans on the use of antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterials resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.3 billion for the year ended December 31, 2014.
In December 2013, the FDA announced final guidance establishing procedures for the voluntary phase out in the United States over a three year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. Our total revenue attributable to medicated feed additives was approximately $479 million for the year ended December 31, 2014. The FDA indicated that they took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. Zoetis supports the FDA's

12 |

efforts to voluntarily phase-out growth promotion indications for medically important antibiotics in food producing animals and will comply with procedures outlined in the December 2013 FDA guidance.
In addition, in October 2014, the French Parliament passed a law that, inter-alia, prohibits rebates and discounts on antibiotics and requires the reporting of antibiotics sold to and agreements entered into with certain animal healthcare providers (including veterinarians, veterinary schools, pharmacists and students). The Parliament indicated that the law is in response to a government initiative aimed at fighting antimicrobial resistance in animals and reducing the use of certain categories of antibiotics by 25% (compared to 2013) by December 31, 2016.
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

13 |

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
Macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. For example, the economic downturns experienced in many markets across the globe have had an impact on certain of our customers and, as a result, on our operating results in those affected markets. If one or more of our large customers, including distributors discontinue their relationship with us as a result of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Furthermore, our exposure to credit and collectability risk is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk, there can be no assurances such procedures will effectively limit such risk and avoid losses.
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
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. There are several new start-up companies working in the animal health area. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. In addition to competition from established market participants, new entrants to the animal health medicines and vaccines industry could substantially reduce our market share or render our products obsolete.
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

14 |

Generic products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and data exclusivity periods to provide us with exclusive marketing rights for some of our products. Our patent protection for these products extends for varying periods in accordance with the dates of filing or grant and the legal life of patents in countries in which patents are granted. The protection afforded by our patents, which varies from country to country, is limited by the following in the applicable country: the scope and applicable terms of our patents and the availability and enforcement of legal remedies. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of launching at risk before our patent rights expire, and their pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. In addition, private label products may compete with our products. If animal health customers increase their use of new or existing generic or private label products, our operating results and financial condition could be materially adversely affected. We estimate that approximately 80% of our revenue in 2014 was derived from products that are either unpatented (i.e., never patented or off-patent) or covered by our patents that, while providing a competitive advantage, may not provide market exclusivity. Over the next several years, several of our products' patents will expire. For example, our compound patent on selamectin, the active ingredient in Revolution and Stronghold, expired in several countries in January 2014, which could lead to the launch of generic counterparts, if generic manufacturers are able to successfully design-around our formulation and process patents.
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

15 |

We may be required to write down goodwill or identifiable intangible assets.
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2014, we had goodwill of $976 million and identifiable intangible assets, less accumulated amortization, of $727 million. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents and in-process R&D.
Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management's valuation of an intangible asset in a short amount of time. The timing and amount of impairment charges recorded in our consolidated and combined statements of income and write-downs recorded in our consolidated balance sheets could vary if management's conclusions change. Any impairment of goodwill or identifiable intangible assets could have a material adverse effect on our operating results and financial position.
Our historical combined financial data is not necessarily representative of the results we would have achieved as an independent company and may not be a reliable indicator of our future results.
Our historical combined financial data for the periods prior to the IPO (the years ended December 31, 2010, 2011 and 2012, and the period ended January 31, 2013) included in this 2014 Annual Report does not reflect the financial condition, results of operations or cash flows we would have achieved as an independent company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

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

•	our cost of debt and our capital structure is different from that reflected in our historical combined financial statements;

•
significant increases may occur in our cost structure as a result of our being an independent public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act); and

•	loss of economies of scale as a result of our no longer being a part of Pfizer.
Our financial condition and future results of operations will be materially different from amounts reflected in our historical combined financial statements included in this 2014 Annual Report for the periods prior to the IPO. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
As an independent public company, we are required to expend additional time and resources to comply with rules and regulations that did not previously apply to us, and failure to comply with such rules may lead investors to lose confidence in our financial data.
As an independent public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and regulations of the NYSE. Such requirements have increased our legal, accounting and financial compliance costs, have made some activities more difficult, time-consuming and costly and require additional resources. We are devoting significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs and makes some activities more time-consuming and costly.
In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our Annual Reports on Form 10-K. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting pursuant to Auditing Standard No. 5 beginning with this 2014 Annual Report. If we are unable to conclude that we have effective internal controls over financial reporting, or if our registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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

16 |

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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. We have a global manufacturing network consisting of 27 manufacturing sites located in 10 countries. In addition, 11 Pfizer sites located in 11 countries manufacture certain of our products for us. Included in these Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a period of time. These Pfizer sites consist of sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured human health products. We also employ a network of approximately 200 CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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

17 |

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
The illegal distribution and sale by third parties of counterfeit or illegally compounded versions of our products or of stolen, diverted or relabeled products could have a negative impact on our reputation and business.
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
Unanticipated safety, quality, or efficacy concerns can arise with respect to animal health products, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims. For example, as a result of safety concerns related to our product, PregSure BVD, in 2010, we voluntarily suspended sales of the product and withdrew the marketing authorization in the EU and, in 2011, we suspended sales and withdrew the marketing authorization for the product in New Zealand. Also, in May 2013, we were advised that the European Commission started a procedure regarding the EU marketing authorization for Suvaxyn PCV, a vaccine against porcine circovirus type 2 in swine. The initiation of the procedure followed a recall of two batches of Suvaxyn PCV as a result of higher than expected adverse reactions, reported mainly in Spain. In June 2013, we completed a root cause investigation of the higher than expected adverse reactions in these two batches, and subsequently submitted to the EMA a proposed variation to describe specific adjustments to the manufacturing process to help minimize the risk of future reactive batches. In October 2013, the EMA’s Committee on Medicinal Products for Veterinary Use adopted a positive opinion as to the proposed variation and concurrently adopted an opinion concluding that no action was required at that time with regard to the EU marketing authorization for Suvaxyn PCV. Both opinions were transmitted to the European Commission according to the applicable procedure and the Commission officially advised us in January 2014 that it had adopted those positive opinions and concluded the procedure begun in May 2013 by maintaining the marketing authorization for Suvaxyn PCV in effect.

18 |

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
As a global company, we are subject to various state, federal and international laws and regulations, including regulations relating to the development, quality assurance, manufacturing, importation, distribution, marketing and sale of our products. In addition, our manufacturing facilities are subject to periodic inspections by regulatory agencies. An inspection may report conditions or practices that indicate possible violations of regulatory requirements. Our failure to comply with these regulatory requirements, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer could result in, among other things, inspection observation notices, warning letters or similar regulatory correspondence, fines, a partial or total shutdown of production in one or more of our facilities while an alleged violation is remediated, withdrawals or suspensions of current products from the market, and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims. Any one of these consequences could materially adversely affect our operating results and financial condition.
In addition, we will not be able to market new products unless and until we have obtained all required regulatory approvals in each jurisdiction where we propose to market those products. Even after a product reaches market, it may be subject to re-review and may lose its approvals. In connection with the Separation, we will likely change the location of the manufacture of certain of our products and, because of these changes, may be required to obtain new regulatory approvals. Our failure to obtain approvals, delays in the approval process, or our failure to maintain approvals in any jurisdiction, may prevent us from selling products in that jurisdiction until approval or reapproval is obtained, if ever.
Furthermore, we cannot predict the nature of future laws, regulations, or changes in tax laws, challenges brought against our incentive tax rulings, and tariffs, nor can we determine the effect that additional laws or regulations or changes in existing laws or regulations could have on our business when and if promulgated, or the impact of changes in the interpretation of these laws and regulations, or of disparate federal, state, local and foreign regulatory schemes. Changes to such laws or regulations may include, among other things, changes to taxation requirements, such as tax-rate changes and changes affecting the taxation by the United States of income earned outside the United States.
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

19 |

•	compliance with governmental controls;

•	difficulties enforcing contractual and intellectual property rights;

•
parallel trade in our products (importation of our products from European Union countries where our products are sold at lower prices into European Union countries where the products are sold at higher prices);

•	compliance with a wide variety of laws and regulations, such as the FCPA and similar non-U.S. laws and regulations;

•	compliance with foreign labor laws;

•	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements;

•	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;

•	political and social instability, including crime, civil disturbance, terrorist activities and armed conflicts;

•
trade restrictions and restrictions on direct investments by foreign entities, including restrictions administered by the OFAC and the European Union, in relation to our products or the products of farmers and other customers (e.g., restrictions on the importation of agricultural products from the European Union to Russia);

•	changes in tax laws, challenges brought against our incentive tax rulings, and tariffs;

•	imposition of antidumping and countervailing duties or other trade-related sanctions;

•	costs and difficulties in staffing, managing and monitoring international operations; and

•	longer payment cycles and increased exposure to counterparty risk.
In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. In addition, variations in the pricing of our products between jurisdictions may result in the unauthorized importation or unauthorized re-importation of our products between jurisdictions and may also result in the imposition of antidumping and countervailing duties or other trade-related sanctions. While the impact of these factors is difficult to predict, any of them could materially adversely affect our operating results and financial condition. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2014, we generated approximately 53% of our revenue in currencies other than the U.S. dollar, principally the euro, Australian dollar and Brazilian real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
For example, on February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for the year ended December 31, 2013.
Our Venezuelan subsidiary's functional currency is the U.S. dollar because of the hyperinflationary status of the Venezuelan economy. In the first quarter of 2014, the Venezuelan government expanded its exchange mechanisms, resulting in three official rates of exchange for the Venezuelan bolivar. As of December 31, 2014, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 12.0; and the SICAD II rate of 49.99. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations. As of November 30, 2014, we had net monetary assets denominated in local currency of $56 million in Venezuela and other consolidated entities had receivables from our Venezuela business of $37 million. For the year ended November 30, 2014, our revenue from the Venezuelan market was approximately $77 million. These amounts may grow in the future.
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system and that the primary rate of 6.3 bolivars to the dollar would remain in place for imports that are deemed essential. A new free-floating rate (SIMADI) will replace the existing third-tier rate (SICAD II). We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.

20 |

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
Risks related to tax matters
The Company could be subject to changes in its tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities.
The multinational nature of our business subjects us to taxation in the U.S and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.
For example, the European Commission has opened formal investigations to examine whether decisions by the tax authorities in certain European countries, including Belgium, comply with European Union rules on state aid. The outcome of the European Commission’s investigations could require changes to existing tax rulings that, in turn, could have an impact on the company’s taxes. In addition, our effective tax rate is subject to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability. The company is also subject to the examination of its tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the company’s effective tax rates were to increase, particularly in the United States or other material foreign jurisdictions, or if the ultimate determination of the company’s taxes owed is for an amount in excess of amounts previously accrued, the company’s operating results, cash flows, and financial condition could be adversely affected.
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

21 |

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
In addition, patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, in September 2011, the United States enacted the America Invents Act, which will permit enhanced third-party actions for challenging patents and will implement a first-to-invent system. In April 2012, Australia enacted the Intellectual Property Laws Amendment (Raising the Bar) Act, which provides higher standards for obtaining patents. Similarly, in 2012, Argentina enacted new regulations regarding the patentability of formulations, methods and processes which raises the standards for such patents. In September 2013, the Brazilian Patent Office challenged the validity and term of the so-called “mailbox patents” of pharmaceutical and veterinary companies which were filed in the interim period before Brazil fully implemented the Trade-Related Aspects of Intellectual Property Right (TRIPS) Agreement's patentability standards. The action of the Brazilian Patent Office potentially could shorten the duration or invalidate some of our patents. We have filed an appeal, but the decision will not be known for several years. These reforms could result in increased costs to protect our intellectual property or limit our ability to patent our products in these jurisdictions.
Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and materially adversely affect our operating results and financial condition.
Likewise, in the United States and other countries, we currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the same and thus create the potential need to rebrand or re-label a product. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.
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
We rely on the efficient and uninterrupted operation of complex information technology systems to manage our operations, to process, transmit and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers and suppliers around the world. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our customers, or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.
In addition, we depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information systems. These third parties include large established vendors, as well as many small, privately owned companies. Failure by these providers to adequately support our operations or a change in control or insolvency of these providers could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition.
In connection with the IPO and the Separation, we have substantially changed a number of our business processes, including our financial reporting and supply chain processes. In order to support the new business processes under the terms of our transitional services agreement with Pfizer, we have made significant configuration and data changes within some of our information technology systems. If our information and processes are not sufficient to support our business and financial reporting functions, or if we fail to properly implement our new business processes, our financial

22 |

reporting may be delayed or inaccurate and our operations may be adversely affected and, as a result, our operating results and financial condition may be materially adversely affected.
In addition, we are implementing new business systems to support our operations, including an enterprise resource planning (ERP) system to better integrate our manufacturing, financial, commercial and business operations. There is risk associated with ensuring that the milestones, timelines and budget associated with these new systems stay on track. Transitioning to new systems, integrating new systems into current systems or any disruptions or malfunctions (including from circumstances beyond our control) affecting our information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Any of these potential issues, individually or in aggregation, could have a material adverse effect on our operating results and financial condition.
Even if we are able to implement these systems successfully, all information systems, despite implementation of security measures, are vulnerable to disability, failures or unauthorized access. If our information systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.
We may experience difficulties with the implementation of our enterprise resource planning system, which could disrupt our business and adversely affect our results of operations and financial condition.
We are engaged in a multi-year implementation of an ERP. The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The implementation of the ERP will require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.
We may be unable to successfully manage our online ordering sites.
In many markets around the world, such as the United States and Brazil, we provide online ordering sites to customers, often relying on third parties to host and support the application. The operation of our online business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and fulfillment operations. Risks associated with our online business include: disruptions in telephone service or power outages; failures of the information systems that support our website, including inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems; reliance on third parties for computer hardware and software as well as delivery of merchandise to our customers; rapid technology changes; credit card fraud; natural disasters or adverse weather conditions; power and network outages; changes in applicable federal and state regulations; liability for online content; and consumer privacy concerns. Problems in any one or more of these areas could have a material adverse effect on our operating results and financial condition and could damage our reputation.
We may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
Our reputation as a global leader in animal health and our reliance on complex information systems make us inherently vulnerable to malicious cyber intrusion and attack. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, denial-of-service, and other means to threaten data confidentiality, integrity and availability. A successful cyber-attack could cause serious negative consequences for our company, including the disruption of operations, the misappropriation of confidential business information and trade secrets, and the disclosure of corporate strategic plans. Like other global companies, we have experienced threats to our data and information technology systems. To date, those threats have not had a material impact on our business operations or financial condition. However, although we devote resources to protect our information technology systems, we expect cyber-attacks to continue, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition.
We may be unable to adequately protect our customers' privacy or we may fail to comply with privacy laws.
The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could result in lost sales, remediation costs, legal liability including severe penalties, regulatory action and reputational harm. Despite our considerable efforts and investments in technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. In addition, the payment card industry (PCI) is controlled by a limited number of vendors that have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses. Such failures could materially adversely affect our operating results and financial condition.
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2014, we had approximately $3.6 billion of total unsecured indebtedness outstanding. In addition, we have entered into an agreement

23 |

for a five-year revolving credit facility and a commercial paper program each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
In addition, the instruments governing our indebtedness contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. For example, our credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio and covenants that, among other things, limit or restrict our and our subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, transact with affiliates and incur priority indebtedness. Our failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
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

24 |

announcement that our ratings are under further review for a downgrade, could affect the market prices of our securities and increase our borrowing costs.
Risks related to our relationship with Pfizer
We may not achieve some or all of the expected benefits of the Separation.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. These expected benefits include the following:

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

We may not achieve the anticipated benefits of the Separation for a variety of reasons, which could adversely affect our operating results and financial condition.
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

Each of the foregoing terms and Pfizer's other rights under the R&D agreement and related licenses (if any), could limit our ability to realize the expected benefits of the R&D agreement. If we fail to achieve the expected benefits of the R&D agreement, it may be more difficult, time-consuming or expensive for us to develop and commercialize certain new products.

25 |

For a summary description of the terms of the R&D collaboration and license agreement, see Item 13. Certain Relationships and Related Transactions, and Director Independence— Relationship with Pfizer—Research and development collaboration and license agreement.
Pfizer's rights as licensor under the patent and know-how license could limit our ability to develop and commercialize certain products.
Under the patent and know-how license agreement (Pfizer as licensor) (the Patent and Know-How License Agreement), Pfizer licenses to us certain of its intellectual property. If we fail to comply with our obligations under this license agreement and Pfizer exercises its right to terminate it, our ability to continue to research, develop and commercialize products incorporating that intellectual property will be limited. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or, in limited instances, subject to Pfizer's right to terminate such license at will. These limitations and termination rights may make it more difficult, time-consuming or expensive for us to develop and commercialize certain new products, or may result in our products being later to market than those of our competitors.
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
Prior to the Separation, Pfizer performed or supported many important corporate functions for our company. Our combined financial statements reflect charges for these services on an allocation basis. Following the Separation, many of these services are governed by our transitional services agreement with Pfizer. Under the transitional services agreement we are able to use these Pfizer services for a fixed term established on a service-by-service basis. However, we generally have the right to terminate a service earlier if we give notice to Pfizer. Partial reduction in the provision of any service requires Pfizer's consent. In addition, either party is able to terminate the agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods.
We pay Pfizer mutually agreed-upon fees for these services, based on Pfizer's costs of providing the services. During the two years following the IPO, the markup for these services was 0% and, for the remainder of the term of the agreement, Pfizer may introduce a markup of 7%. For the services that Pfizer continues to provide to Zoetis under this agreement, a 7% markup will apply for the remainder of 2015. We believe this markup is consistent with arm's length pricing for the services provided. However, since our transitional services agreement was negotiated in the context of a parent-subsidiary relationship, the terms of the agreement, including the fees charged for the services, may be higher or lower than those that would be agreed to by parties bargaining at arm's length for similar services and may be higher or lower than the costs reflected in the allocations in our historical financial statements. Third-party costs are passed through to us at Pfizer's or its affiliates' cost. In addition, while these services are being provided to us by Pfizer, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited.
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

26 |

Risks related to our common stock
The price of our common stock may fluctuate substantially, and you could lose all or part of your investment in Zoetis common stock as a result.
Our common stock has a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through December 31, 2014, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $28.14 on April 15, 2014 to a high sales price of $45.24 on December 1, 2014. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2014 Annual Report, are:

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
On December 17, 2014, our Board of Directors declared the 2015 first quarter dividend of $0.083 per share to be paid on March 3, 2015 to holders of record on January 22, 2015; and on February 27, 2015, our Board of Directors declared the 2015 second quarter dividend of $0.083 per share to be paid on June 2, 2015, to holders of record on April 9, 2015. Although we currently intend to pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the United States, impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
Provisions in our amended and restated certificate of incorporation, amended and restated by-laws, shareholder rights plan and Delaware law may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation, which we refer to as “our certificate of incorporation,” our amended and restated by-laws, which we refer to as “our by-laws,” and our shareholder rights plan contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:

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

27 |

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 136 owned and leased properties, amounting to approximately 10.3 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.5 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network will continue to be supplemented by approximately 200 CMOs.
Our corporate headquarters are located at 100 Campus Drive, Florham Park, New Jersey 07932 and our operations extend internationally to more than 60 countries. Under the transitional services agreement we entered into with Pfizer, Pfizer granted us continued access to certain of its premises occupied by our employees prior to the IPO. We currently lease space from Pfizer in 15 different locations globally, mainly in Europe.
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
Shares of our common stock are traded on the NYSE (symbol ZTS).
The following table sets forth the high and low sales price of our common stock for each quarter presented below.

	High	Low
2013
First Quarter (beginning February 1, 2013)	$35.42	$30.47
Second Quarter	$34.74	$29.40
Third Quarter	$32.90	$28.81
Fourth Quarter	$33.34	$30.76
2014
First Quarter	$32.73	$28.77
Second Quarter	$33.05	$28.14
Third Quarter	$37.31	$31.67
Fourth Quarter	$45.24	$34.16
As of February 23, 2015, there were 500,787,817 shares of our common stock outstanding, held by 2,165 shareholders of record. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2015 Proxy Statement.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated and Combined Financial Statements—Note 15. Stockholders’ Equity.
Purchases of Equity Securities by the Issuer
On November 18, 2014, we announced that our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. This program does not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers. No share repurchases were made under this program during the year ended December 31, 2014.

29 |

Issuer purchases of equity securities for the three months ended December 31, 2014 were as follows:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2014	296	$36.45	—	$500,000,000
November 1 - November 30, 2014	184	$38.60	—	500,000,000
December 1 - December 31, 2014	471	$38.28	—	500,000,000
Total	951	$37.77	—	$500,000,000
(a) The company repurchased 951 shares during the three-month period ended December 31, 2014, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
Dividend Policy, Declaration and Payment
During the years ended December 31, 2014 and 2013, we paid the following quarterly cash dividends per share on our common stock:

	2014	2013
First Quarter	$0.072	$0.065
Second Quarter	$0.072	$0.065
Third Quarter	$0.072	$0.065
Fourth Quarter	$0.072	$0.065
We expect to pay quarterly cash dividends to holders of our common stock, subject to the approval of our Board of Directors. On December 17, 2014, our Board of Directors declared the 2015 first quarter dividend of $0.083 per share to be paid on March 3, 2015, to holders of record on January 22, 2015. On February 27, 2015, our Board of Directors declared the 2015 second quarter dividend of $0.083 per share to be paid on June 2, 2015, to holders of record on April 9, 2015.
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
Stock Performance Graph(1)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the period from our initial public offering through the year ended December 31, 2014. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes the investment of $100 on February 1, 2013, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, are reinvested.

30 |

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	February 1, 2013	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014
Zoetis Inc.	$100	$107.71	$99.81	$100.87	$106.07	$94.35	$105.56	$119.67	$140.84
S&P 500	$100	$104.11	$107.14	$113.44	$124.61	$125.86	$133.55	$135.72	$141.67
S&P 500 Pharmaceuticals Index	$100	$107.48	$109.67	$114.24	$125.16	$133.85	$140.83	$145.82	$152.97
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
The selected historical consolidated and combined statements of income data for the years ended December 31, 2014, 2013 and 2012 and the selected historical consolidated balance sheet data as of December 31, 2014 and 2013 presented below have been derived from our audited consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data. The selected historical combined balance sheet data as of December 31, 2012, December 31, 2011 and December 31, 2010, presented below has been derived from our audited combined financial statements not included in this 2014 Annual Report. The revenue data for the years ended December 31, 2011 and 2010 is derived from our audited combined financial statements not included in this 2014 Annual Report.
Our consolidated and combined financial statements for the periods prior to the IPO include expense allocations for certain support functions that were provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as well as certain manufacturing and supply costs incurred by manufacturing sites that were shared with other Pfizer business units, Pfizer’s global external supply group and Pfizer’s global logistics and support group. Pfizer does not routinely allocate these costs to any of its business units. These allocations were based on either a specific identification basis or, when specific identification is not practicable, proportional cost allocation methods (e.g., using third-party sales, headcount, animal health identified manufacturing costs, etc.), depending on the nature of the services and/or costs.
The financial statements included in this 2014 Annual Report may not be indicative of our future performance and do not necessarily reflect what our financial position and results of operations would have been had we operated as an independent public company during the periods presented prior to the IPO.
You should read the selected historical consolidated and combined financial data set forth below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated and combined financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

31 |

	Year Ended December 31,(a)
(MILLIONS, EXCEPT PER SHARE AMOUNTS)	2014	2013	2012	2011	2010
Statement of income data:
Revenue	$4,785	$4,561	$4,336	$4,233	$3,582
Net income attributable to Zoetis	583	504	436	245	110
Balance sheet data:
Total assets	$6,607	$6,558	$6,262	$5,711	$5,284
Long-term obligations(b)	3,643	3,642	509	575	673
Other data (unaudited):
Adjusted net income(c)	$790	$709	$539	$503	$275
Earnings per share attributable to Zoetis Inc. stockholders(d):
Basic	$1.16	$1.01	$0.87	$0.49	$0.22
Diluted	$1.16	$1.01	$0.87	$0.49	$0.22
Weighted average shares outstanding (in thousands):
Basic	501,055	500,002	500,000	500,000	500,000
Diluted	502,025	500,317	500,000	500,000	500,000
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

(b)
In 2010 through 2012, primarily includes an allocation of Pfizer debt that was issued to partially finance the acquisition of Wyeth (including FDAH) in 2009. The debt has been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth.

(c)
Adjusted net income (a non-GAAP financial measure) is defined as reported net income attributable to Zoetis excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Management uses adjusted net income, among other factors, to set performance goals and to measure the performance of the overall company, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. We believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. Reconciliations of U.S. GAAP reported net income attributable to Zoetis to non-GAAP adjusted net income for the years ended December 31, 2014, 2013 and 2012 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.

(d)
The weighted average shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 was calculated using 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO, which was completed on February 6, 2013.

32 |

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
This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business.	33
Our operating environment	Information regarding the animal health industry and factors that affect our company.	34
Our growth strategies	An explanation of our growth strategies.	37
Components of revenue and costs and expenses	An explanation of the components of our consolidated and combined statements of income.	37
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the consolidated and combined financial statements.	38
Significant accounting policies and application of critical accounting estimates	Accounting policies and estimates that we consider important to understanding our consolidated and combined financial statements.	39
Analysis of the consolidated and combined statements of income	Consists of the following for all periods presented:
	• Revenue: An analysis of our revenue in total, by operating segment and by species.	42
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	42
	• Operating segment results: A discussion of our revenue by operating segment and species and items impacting our earnings before income tax.	47
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	51
Our financial guidance for 2015	A discussion of our 2015 financial guidance.	55
Analysis of the consolidated and combined statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	55
Analysis of the consolidated balance sheets	A discussion of changes in certain balance sheet accounts for balance sheets presented.	56
Analysis of the consolidated and combined statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	56
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	57
New accounting standards	Accounting standards that we have recently adopted.	60
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A and elsewhere in this 2014 Annual Report. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.	60
Overview of our business
We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. For more than 60 years, as a business unit of Pfizer and now as an independent public company, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
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

33 |

(CLAR) and Asia/Pacific (APAC). See Notes to Consolidated and Combined Financial Statements—Note 18. Segment, Geographic and Other Revenue Information.
We directly market our products to livestock producers and veterinarians located in approximately 70 countries across North America, Europe, Africa, Asia, Australia and South America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and India, we believe we are the largest animal health medicines and vaccines business as measured by revenue across emerging markets as a whole. Emerging markets contributed 24% of our revenue for the year ended December 31, 2014. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
We believe our investments in the industry’s largest sales organization, including our extensive network of technical and veterinary operations specialists, our high-quality manufacturing and reliability of supply, and our long track record of developing products that meet customer needs, has led to enduring and valued relationships with our customers. Our R&D efforts enable us to deliver innovative products to address unmet needs and evolve our product lines so they remain relevant for our customers. Additionally, our management team’s focus on improving operational and cost efficiencies increases the likelihood of achieving our core growth strategies and enhancing long-term value for our shareholders.
A summary of our 2014 performance compared to the comparable 2013 and 2012 periods follows:

	Years Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Revenue	$4,785	$4,561	$4,336	5	5
Net income attributable to Zoetis	583	504	436	16	16
Adjusted net income(a)	790	709	539	11	32

(a)	Adjusted net income is a non-GAAP financial measure. See the Adjusted net income section of this MD&A for more information.
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

34 |

The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, are the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (topical, oral, intramuscular/subcutaneous injections, or intravenous). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take restrictive actions even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.3 billion for the year ended December 31, 2014.
In December 2013, the FDA announced final guidance establishing procedures for the voluntary phase out in the United States over a three year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. We believe the impact of this FDA guidance on our financial performance will not be significant based on the overall diversity and breadth of our product portfolio of medicines, vaccines and diagnostics serving eight core species.
In addition, in October 2014, the French Parliament passed a law that, inter-alia, prohibits rebates and discounts on antibiotics and requires the reporting of antibiotics sold to and agreements entered into with certain animal healthcare providers (including veterinarians, veterinary schools, pharmacists and students). The Parliament indicated that the law is in response to a government initiative aimed at fighting antimicrobial resistance in animals and reducing the use of certain categories of antibiotics by 25% (compared to 2013) by December 31, 2016.
We cannot predict whether antibacterials resistance concerns will result in additional restrictions or bans, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.
The overall economic environment
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions. Growth in both the livestock and companion animal sectors is driven by overall economic development and related growth, particularly in many emerging markets. In recent years, certain of our customers and suppliers have been affected directly by economic downturns, which decreased the demand for our products and, in some cases, hindered our ability to collect amounts due from customers.
The cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products is intended to improve livestock producers’ economic outcomes. As a result, demand for our products has historically been more stable than demand for other production inputs. Similarly, industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care. While these factors have mitigated the impact of recent downturns in the global economy, further economic challenges could increase cost sensitivity among our customers, which may result in reduced demand for our products, which could have a material adverse effect on our operating results and financial condition.
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

35 |

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
For example, since the second quarter of 2013 some producers in the United States have experienced an outbreak of the porcine epidemic diarrhea virus (PEDv). PEDv has existed in parts of Asia for many years. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting pork producers in understanding and controlling PEDv and we are partnering with the key stakeholders, including various academic institutions such as the University of Minnesota and Iowa State University. In September 2014, the U.S. Department of Agriculture (USDA) granted us a conditional license for a vaccine to help fight PEDv. In order to receive the conditional license, we had to demonstrate the safety of the vaccine in a field study and provide a reasonable expectation of the vaccine’s efficacy. We began supplying the vaccine to veterinarians and pig farmers in September 2014, and we are working to complete the efficacy and potency studies necessary to obtain full licensure in the United States from the USDA. Since first reported in the United States in 2013, PEDv has spread and has now been reported in at least 33 U.S. states, as well as in Canada, Mexico and parts of South America. According to recent reports, during 2014 the outbreak impacted up to 50% of the sows in the United States, and up to one-third of the sows in Mexico. Furthermore, during the first half of 2014, active cases of PEDv were reported in several new markets in Asia, including Japan, South Korea and Taiwan, and in the second half of 2014, active cases of the disease were confirmed in Spain and Portugal. Although many of the farms that were previously infected have since returned to normal production, the virus continues to pose a threat to the swine industry. We currently believe the impact of PEDv on our 2015 revenue will not be significant. However, we are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on our 2015 revenue.
In addition, beginning in 2013, there have been several reported cases of the H7N9 avian influenza virus in China. In late March 2013, the Chinese government reported the first case of the H7N9 avian influenza virus. Since that time, approximately 450 cases have been detected. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2015 global revenue will not be significant. While China continues to represent a growth opportunity for us, sales in China represented approximately 2% of our total revenue in 2014 and the majority was generated by our swine business.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. In 2014, approximately 53% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, the Brazilian real, the Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. In 2014, approximately 47% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 2 percentage points from changes in foreign currency values relative to the U.S. dollar.
On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We incurred a foreign currency loss of $9 million immediately on the devaluation as a result of remeasuring the local assets and liabilities, which is included in Other (income)/deductions—net for the year ended December 31, 2013.
Our Venezuelan subsidiary's functional currency is the U.S. dollar because of the hyperinflationary status of the Venezuelan economy. In the first quarter of 2014, the Venezuelan government expanded its exchange mechanisms, resulting in three official rates of exchange for the Venezuelan bolivar. As of December 31, 2014, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 12.0; and the SICAD II rate of 49.99. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. These impacts are not expected to be significant to our financial condition or results of operations. As of November 30, 2014, we had net monetary assets denominated in local currency of $56 million in Venezuela and other consolidated entities had receivables from our Venezuela business of $37 million. For the year ended November 30, 2014, our revenue from the Venezuelan market was approximately $77 million. These amounts may grow in the future.
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system and that the primary rate of 6.3 bolivars to the dollar would remain in place for imports that are deemed essential. A new free-floating rate (SIMADI) will replace the existing third-tier rate (SICAD II). We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in an impairment charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.
Certain Regulatory Matters
Our manufacturing facilities are subject to periodic inspections by regulatory agencies. An inspector may report conditions or practices that indicate possible violations of regulatory requirements. The FDA provides notice of these observations in a Form 483. In January 2015, the FDA conducted inspections at three of our manufacturing facilities, after which the FDA issued Form 483s to the company in connection with two of these inspections. We responded to the FDA and are in the process of addressing the observations in the Form 483s. We cannot give any assurances that the FDA will be satisfied with our responses to their Form 483 observations or as to the expected date of resolution of observations included in the Form

36 |

483s. In October 2014, we received a letter from the USDA’s Center for Veterinary Biologicals (CVB) requesting that we meet with the CVB to discuss compliance issues at certain of our U.S. sites that manufacture biological products. We have met with the CVB to discuss the CVB’s specific concerns and to present a plan for certain corrective and preventive actions. We are implementing that plan. We cannot give any assurances that the USDA will be satisfied with the progress of our corrective and preventive actions and not take further regulatory action affecting our USDA establishment license.
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
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines and vaccines used to treat and protect livestock and companion animals. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2014, our top selling product line, the ceftiofur line, contributed approximately 8% of our revenue. The ceftiofur line and our next two top selling products, Revolution and Draxxin, contributed approximately 21% of our revenue. Our top ten selling product lines contributed approximately 39% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2014, see Item 1. Business—Products.
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

37 |

Comparability of historical results and our relationship with Pfizer
During the periods prior to the IPO covered by the combined financial statements in this 2014 Annual Report, we operated solely as a business unit of Pfizer. The related combined financial statements have been derived from the consolidated financial statements and accounting records of Pfizer and include allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. These combined financial statements do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent public company during the periods presented. In addition, the historical combined financial statements may not be reflective of what our results of operations, comprehensive income/(loss), financial position, equity or cash flows might be in the future as an independent public company.
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
We have also incurred certain nonrecurring costs related to becoming an independent public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, the accelerated vesting of certain Pfizer equity awards and associated cash payment related thereto, site separation and certain legal registration and patent assignment costs.
Some of our products are manufactured at sites that were retained by Pfizer or that are operated by Pfizer under a sale-leaseback arrangement. In 2013, pursuant to the master manufacturing and supply agreement with Pfizer, we began purchasing these products from Pfizer. Under the master manufacturing and supply agreement, our supply price is Pfizer's costs plus a percentage markup. Subject to limited exceptions, during the two years following the completion of the IPO (from February 6, 2013, through February 5, 2015), the markup was 0% and, for the remainder of the term of the agreement, the markup will be 15%. The cost of each Pfizer-supplied product is subject to annual review. The historical combined statements of income for the periods prior to the IPO include allocations of certain manufacturing and supply costs incurred by the manufacturing sites that would not have been charged to us under the master manufacturing and supply agreement with Pfizer had such agreement been in effect in the periods presented, such as operating variances, as well as purchase price and volume variances under a certain threshold. The costs allocated in the historical combined statements of income are higher than the amounts that would have been charged by Pfizer under the master manufacturing and supply agreement, had it been in effect during the periods presented, by approximately $10 million for the year ended December 31, 2012. In connection with the IPO, we and Pfizer have entered into certain agreements that will provide a framework for our ongoing relationship with Pfizer. See Notes to Consolidated and Combined Financial Statements—Note 19B. Transactions and Agreements with Pfizer—Agreements with Pfizer.
Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for equity award purposes. On June 24, 2013, Pfizer completed the Exchange Offer whereby Pfizer disposed of all shares of Zoetis common stock owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rata basis, outstanding Pfizer restricted stock units (RSUs), Total Shareholder Return Units (TSRUs) and Performance Share Awards (PSAs) previously granted to our employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested Pfizer stock options previously granted to our employees accelerated in full, and our employees generally have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from Pfizer's completion of the Exchange Offer), (ii) termination of their employment from Zoetis or (iii) the expiration date of the stock option. Zoetis employees who held Pfizer stock options and were retirement eligible as of June 24, 2013, will have the full term of the stock option to exercise.
The accelerated vesting of the outstanding Pfizer stock options, and the settlement, on a pro-rata basis, of other Pfizer equity awards, resulted in the recognition of additional expense for the year ended December 31, 2013, of $9 million, which is included in stock-based compensation. The unvested portion of Pfizer RSUs, TSRUs and PSAs were forfeited as of the completion of the Exchange Offer. In the third quarter of 2013, Zoetis made a cash payment of approximately $20 million to certain non-executive Zoetis employees, based on the value of the employees' forfeited Pfizer RSUs, TSRUs and PSAs (as applicable). This amount is included in the consolidated statement of income as additional compensation expense for the year ended December 31, 2013. Members of the Zoetis Executive Team did not receive a cash payment for any forfeited Pfizer RSUs, TSRUs and PSAs, but instead, in the third quarter of 2013, were granted Zoetis RSUs which were equivalent in value and vest on the same date as their forfeited Pfizer RSUs, TSRUs and PSAs.
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
On November 17, 2014, we announced that we had entered into an agreement to purchase animal health assets of Abbott for a purchase price of $255 million. On February 10, 2015, after satisfying all customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, we completed the purchase of certain assets of Abbott Animal Health. The purchase price includes a $230 million cash payment

38 |

on the date of closing and a contingent payment of $25 million to be paid within one year of closing if certain product supply conditions are met. Abbott Animal Health is a companion animal health business focused on the veterinary surgical suite. The final allocation of the purchase price amongst assets, liabilities and goodwill is subject to final valuation.
Delays in establishing new operating subsidiaries
Due to local regulatory and operational requirements in certain non-U.S. jurisdictions, the transfer to us of certain assets and liabilities of Pfizer's animal health business had not yet legally occurred as of the IPO date. These assets and liabilities were not material to our consolidated financial statements, individually or in the aggregate. As of December 31, 2013, all expected subsidiaries had been established and the related assets and liabilities had transferred.
Agreements with Pfizer
On February 6, 2013, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. This agreement has a service commencement date of January 1, 2013, in the United States and December 1, 2012 for our international locations. In addition, on October 1, 2012, we entered into a master manufacturing and supply agreement with Pfizer on October 1, 2012, whereby we and Pfizer agreed to manufacture and supply products to each other commencing January 1, 2013. See Notes to Consolidated and Combined Financial Statements— Note 19B. Transactions and Agreements with Pfizer—Agreements with Pfizer for more information related to these and other agreements, including the related costs.
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
Fair value
For a discussion about the application of fair value to our long-term debt and financial instruments, see Notes to Consolidated and Combined Financial Statements—Note 9. Financial Instruments.
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
We recorded the following identifiable intangible asset impairment charges in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable:

•
In 2014, the intangible asset impairment charges reflect (i) approximately $6 million of acquired in-process research and development (IPR&D) assets related to a pharmaceutical product for dogs acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability; and (ii) approximately $1 million related to finite-lived developed technology rights and IPR&D due to negative market conditions and the re-assessment of economic viability.

•
In 2013, the intangible asset impairment charges reflect (i) approximately $2 million of finite-lived developed technology rights due to a re-assessment of economic viability; (ii) approximately $2 million of finite-lived developed technology rights and IPR&D as a result of exiting a combined manufacturing and R&D facility; and (iii) approximately $2 million related to acquired IPR&D as a result of the termination of certain development programs due to a re-assessment of their economic viability.

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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $2 million as of December 31, 2014). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
For a description of our accounting policy, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses purchased and is assigned to reporting units. We test goodwill for impairment on at least an annual basis, or more frequently if impairment indicators exist, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or by performing a quantitative assessment.
Factors considered in the qualitative assessment include general macroeconomic conditions, conditions specific to the industry and market, cost factors which could have a significant effect on earnings or cash flows, the overall financial performance of the reporting unit, and whether there have been sustained declines in our share price. Additionally, we evaluate the extent to which the fair value exceeded the carrying value of the reporting unit at the date of the last quantitative assessment performed.
When performing a quantitative assessment to test for goodwill impairment we utilize the income approach, which is forward-looking, and relies primarily on internal forecasts. Within the income approach, the method that we use is the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then apply a reporting unit-

40 |

specific discount rate to arrive at a net present value. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of technological risk and competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
In 2014, we quantitatively assessed, as of September 28, 2014, the fair value of each of our reporting units using the income approach. The fair value of each reporting unit was found to exceed its respective carrying value, therefore no impairments were recorded.
In 2013, we qualitatively assessed, as of September 29, 2013, whether it is more likely than not that the respective fair values of our reporting units are less than their carrying amounts, including goodwill. Based on that assessment, we determined that this condition did not exist for all reporting units and performing a quantitative fair value test for our reporting units was not necessary. As a result, we did not believe that the risk of goodwill impairment for any of our reporting units was significant at that time.
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

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Revenue	$4,785	$4,561	$4,336	5	5
Costs and expenses:
Cost of sales(a)	1,717	1,669	1,563	3	7
% of revenue	36%	37%	36%
Selling, general and administrative expenses(a)	1,643	1,613	1,470	2	10
% of revenue	34%	35%	34%
Research and development expenses(a)	396	399	409	(1)	(2)
% of revenue	8%	9%	9%
Amortization of intangible assets	60	60	64	—	(6)
Restructuring charges and certain acquisition-related costs	25	26	135	(4)	(81)
Interest expense, net of capitalized interest	117	113	31	4	*
Other (income)/deductions—net	7	(9)	(46)	*	(80)
Income before provision for taxes on income	820	690	710	19	(3)
% of revenue	17%	15%	16%
Provision for taxes on income	233	187	274	25	(32)
Effective tax rate	28.4%	27.1%	38.6%
Net income before allocation to noncontrolling interests	587	503	436	17	15
Less: Net income attributable to noncontrolling interests	4	(1)	—	*	*
Net income attributable to Zoetis	$583	$504	$436	16	16
% of revenue	12%	11%	10%
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Exclusive of amortization of intangible assets, except as disclosed in Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

41 |

Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
U.S.	$2,059	$1,902	$1,776	8	7
EuAfME	1,141	1,115	1,068	2	4
CLAR	815	778	769	5	1
APAC	720	713	695	1	3
Contract Manufacturing	50	53	28	(6)	89
Total	$4,785	$4,561	$4,336	5	5
Certain amounts and percentages may reflect rounding adjustments.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Livestock	$3,103	$2,916	$2,795	6	4
Companion animal	1,632	1,592	1,513	3	5
Contract Manufacturing	50	53	28	(6)	89
Total	$4,785	$4,561	$4,336	5	5
Certain amounts and percentages may reflect rounding adjustments.
2014 vs. 2013
Total revenue increased $224 million, or 5%, in 2014 compared to 2013, with growth across all operating segments, due to higher operational revenue of $320 million, or 7%, comprised of 5% volume increases and 2% price increases. Operational revenue growth was driven by increased revenue in the U.S. and good performance in emerging markets, particularly Venezuela, Brazil, and China. Total livestock sales increased 9% operationally, driven by strong sales of our cattle, swine and poultry portfolios. Growth in sales of cattle products were driven by increased sales of our premium anti-infective products, while sales of swine products were tempered by the effect of PEDv. Total companion animal sales increased 4% operationally, driven by the introduction of Apoquel® in the United States, the UK, and Germany, as well as strong performance in Latin American countries due to price and volume increases in high inflationary markets and the continued increase in medicalization rates. Partially offsetting the increase in operational revenue was the unfavorable impact of foreign exchange, which decreased revenue by approximately $96 million, or 2%, driven by the depreciation of certain international currencies, particularly the Brazilian real and Argentine peso.
2013 vs. 2012
Total revenue increased $225 million, or 5%, in 2013 compared to 2012, with growth across all operating segments, due to higher operational revenue of $288 million, or 7%, comprised of 5% volume and 2% price. Operational revenue growth was driven by increased revenue in the United States and good performance in emerging markets, particularly Brazil, China and Russia. Total livestock sales increased 6% operationally, driven by strong sales of our swine, poultry and cattle portfolios. Growth in sales of swine products were primarily driven by new product launches, while poultry performance was driven by sales of our medicated feed additive products, which were in rotation for much of the year. Total companion animal sales increased 6% operationally, driven by the successful implementation of marketing and promotional strategies. Partially offsetting the increase in operational revenue was the unfavorable impact of foreign exchange, which decreased revenue by approximately $63 million, or 2%, driven by the depreciation of certain international currencies, particularly the Brazilian real and Japanese yen.
Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Cost of sales (a)	$1,717	$1,669	$1,563	3	7
% of revenue	36%	37%	36%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were: $3 million in 2013 and $1 million in 2012.
2014 vs. 2013
Cost of sales increased $48 million, or 3%, in 2014 compared with 2013, primarily as a result of::

•	an increase in sales volume;

•	incremental global manufacturing and supply spending associated with the build-up of our operations in 2013, which is now impacting our 2014 cost of sales; and

•	an increase in inventory obsolescence, scrap and other charges,

42 |

partially offset by:

•	favorable foreign exchange.
2013 vs. 2012
Cost of sales increased $106 million, or 7%, in 2013 compared with 2012, primarily as a result of:

•	revenue growth and product and geographic mix;

•
additional costs of $21 million related to becoming an independent public company, including expense of $2 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation;

•	a $19 million charge associated with the write-offs of inventory and intercompany accounts that were transferred to us as part of the Separation from Pfizer;

•	higher costs associated with certain manufacturing agreements related to government-mandated divestitures from prior acquisitions; and

•	unfavorable foreign exchange,
partially offset by:

•	operational efficiencies; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Selling, general and administrative expenses (a)	$1,643	$1,613	$1,470	2	10
% of revenue	34%	35%	34%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were: $24 million in 2013 and $254 million in 2012.
2014 vs. 2013
SG&A expenses increased by $30 million, or 2%, in 2014 compared with 2013, primarily as a result of:

•	increased field selling and distribution expenses in certain regions due to higher sales and increased costs associated with delivering our products to customers; and

•	additional costs due to the build-up of our supply chain and logistics organization and enabling functions and related costs post-separation from Pfizer, partially offset by:

•
a reduction in the amount of additional costs related to becoming an independent public company, including the nonrecurrence of additional costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation;

•	favorable foreign exchange; and

•	lower direct marketing spending.
2013 vs. 2012
SG&A expenses increased by $143 million, or 10%, in 2013 compared with 2012, primarily as a result of:

•
additional costs of $177 million related to becoming an independent public company, including expense of $25 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation;

•	a $5 million charge associated with the write-offs of intercompany accounts that were transferred to us as part of the Separation from Pfizer; and

•	increased distribution expenses due to higher sales and increased temperature-controlled supply chain costs in certain regions, partially offset by:

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees;

•	lower bad debt expense associated with improved accounts receivable collection experience; and

•	favorable foreign exchange.

43 |

Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Research and development expenses (a)	$396	$399	$409	(1)	(2)
% of revenue	8%	9%	9%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were $55 million in 2012.
2014 vs. 2013
R&D expenses decreased by $3 million, or 1%, in 2014 compared with 2013, primarily as a result of:

•	the nonrecurrence of additional costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation;

•	savings associated with the closure of two R&D sites; and

•	favorable foreign exchange,
partially offset by:

•	higher salary-related expenses.
2013 vs. 2012
R&D expenses decreased $10 million, or 2%, in 2013 compared with 2012, primarily as a result of:

•	the non-recurrence of depreciation expense incurred in 2012 related to the closing of an R&D facility in the UK; and

•	lower employee benefit costs due to the termination of the defined benefit pension plan for U.S. employees, partially offset by:

•
incremental costs of $7 million related to becoming an independent public company, including expense of $4 million due to the accelerated vesting of certain Pfizer equity awards and associated cash payments, as a result of the Separation; and

•	an increase in the volume of R&D activities.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Amortization of intangible assets	$60	$60	$64	—	(6)
Certain amounts and percentages may reflect rounding adjustments.
2014 vs. 2013
Amortization of intangible assets was flat in 2014 compared with 2013.
2013 vs. 2012
Amortization of intangible assets decreased $4 million, or 6%, in 2013 compared with 2012, which reflects the impact of certain intangible assets reaching the end of their respective useful lives.
Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Restructuring charges and certain acquisition-related costs(a)	$25	$26	$135	(4)	(81)
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of Restructuring charges and certain acquisition-related costs were $57 million in 2012.
During the year ended December 31, 2014, we recorded restructuring charges of $12 million related to employee severance costs in EuAfME and $6 million related to employee severance costs in our global manufacturing operations, as a result of initiatives to reduce costs and better align our organizational structure. We may incur additional restructuring costs in 2015 as we finalize plans and programs aimed at improving operational and cost efficiencies.
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

44 |

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
2014 vs. 2013
Restructuring charges and certain acquisition-related costs decreased by $1 million in 2014 compared with 2013, primarily as a result of:

•	a decrease in asset impairment charges due to the exiting of one of our manufacturing facilities in 2013; and

•	a decrease in integration costs related to the KAH and FDAH acquisitions, partially offset by:

•
an increase in employee termination costs primarily due to a reversal in 2013 related to a previously established termination reserve that was reversed in the second quarter of 2013 related to our operations in Europe.

2013 vs. 2012
Restructuring charges and certain acquisition-related costs decreased $109 million, or 81%, in 2013 compared with 2012, primarily as a result of:

•	a $27 million decrease in employee termination costs related to the reversal of a previously established termination reserve related to our operations in Europe;

•	a decrease in integration and restructuring costs related to the KAH and FDAH acquisitions; and

•	the non-recurrence of allocated charges from Pfizer,
partially offset by:

•	asset impairment charges of approximately $17 million related to one of our manufacturing facilities in the United States; and

•	employee termination costs of $2 million, exit costs of $4 million, and accelerated depreciation of $5 million as a result of exiting certain manufacturing and research facilities.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Interest expense, net of capitalized interest	$117	$113	$31	4	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2014 vs. 2013
Interest expense, net of capitalized interest, increased by $4 million, or 4%, in 2014 compared with 2013, primarily related to an additional month of interest expense in 2014 associated with our senior notes which were issued on January 28, 2013. This increase was partially offset by the nonrecurrence of allocated debt and related allocated interest expense from Pfizer. Interest expense related to allocated debt was $2 million for 2013.
2013 vs. 2012
Interest expense, net of capitalized interest, increased by $82 million in 2013 compared with 2012, primarily due to the issuance of our senior notes on January 28, 2013.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Other (income)/deductions—net	$7	$(9)	$(46)	*	*
*    Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2014 vs. 2013
The change in Other (income)/deductions—net reflects an unfavorable impact of $16 million on income attributable to Zoetis in 2014 compared with 2013, primarily as a result of:

45 |

•	a charge associated with a commercial settlement and recall in Mexico of $13 million, partially offset by the related insurance recovery of $1 million;

•
higher foreign currency losses of $8 million, primarily driven by costs related to hedging and exposures to certain emerging market currencies, as well as losses related to the depreciation of the Argentine peso in the first quarter of 2014;

•	an impairment charge related to IPR&D assets acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability; and

•	a pension plan settlement charge related to the divestiture of a manufacturing facility, partially offset by:

•	an insurance recovery of litigation related charges.
2013 vs. 2012
The change in Other (income)/deductions—net reflects an unfavorable impact of $37 million on income attributable to Zoetis in 2013 compared with 2012, primarily as a result of:

•
the non-recurrence of income recognized in 2012 from a favorable legal settlement of $14 million and the non-recurrence of a favorable change in estimate for an environmental-related reserve of $7 million in 2012;

•	foreign currency loss of $9 million related to the Venezuela currency devaluation in February 2013; and

•	other foreign currency losses primarily related to Argentina, partially offset by:

•	a net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009; and

•	lower asset impairment charges of identifiable intangible assets of approximately $4 million.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Provision for taxes on income	$233	$187	$274	25	(32)
Effective tax rate	28.4%	27.1%	38.6%
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
The impact of the incentive tax rulings in Belgium, effective December 1, 2012 through 2017, and Singapore, effective October 29, 2012 through 2016, continue to be a component of the 2014 effective tax in rate. These incentive tax rulings may be extended for another 5 and 6 years, respectively, if certain requirements are met.
On December 19, 2014, the President of the United States signed into law the Tax Increase Prevention Act of 2014 (the 2014 Act), which extended the U.S. Research and Development Tax Credit for tax year 2014, as well as other provisions. Given the enactment date of the 2014 Act, the impact of the 2014 U.S. Research and Development Tax Credit is included in the 2014 effective tax rate.
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
For more information, see Notes to Consolidated and Combined Financial Statements—Note 8A. Tax Matters—Taxes on Income.
2014 vs. 2013
The difference in the effective tax rate in 2014 compared with 2013 is primarily due to the following components:

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

•	changes in valuation allowances and resolution of other tax items;

•	the tax cost related to changes in uncertain tax positions, see Notes to Consolidated and Combined Financial Statements—Note 8D. Tax Matters—Tax Contingencies; and

•	an $8 million discrete tax expense during the first quarter of 2014 related to an intercompany inventory adjustment.

46 |

2013 vs. 2012
The lower effective tax rate in 2013 compared with 2012 is primarily due to:

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
Operating Segment Results
In the first quarter of 2014, we realigned our segment reporting with respect to our Client Supply Services (CSS) organization, which provides contract manufacturing services to third parties, to reflect how our chief operating decision maker currently evaluates our financial results. The revenue and earnings associated with CSS are now reported within Other business activities, separate from our four reportable segments. In 2013 and 2012, CSS results were reported in the EuAfME segment. The current presentation of segments is more reflective of our commercial business since CSS operates differently from our commercial operations within the geographic segments. CSS revenue for 2013 was $53 million (livestock - $15 million; companion animal - $38 million). CSS revenue for 2012 was $28 million (livestock - $11 million; companion animal - $17 million). CSS earnings (loss) for 2013 and 2012 were $8 million and $(1) million, respectively. We have revised our segment results presented herein to reflect this new segment structure, including for the comparable 2013 and 2012 periods.
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

				% Change
				14/13			13/12
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2014	2013	2012	Total	Exchange	Operational	Total	Exchange	Operational
U.S.
Livestock	$1,163	$1,034	$966	12	—	12	7	—	7
Companion animal	896	868	810	3	—	3	7	—	7
	2,059	1,902	1,776	8	—	8	7	—	7
EuAfME
Livestock	772	762	729	1	(1)	2	5	1	4
Companion animal	369	353	339	5	1	4	4	1	3
	1,141	1,115	1,068	2	—	2	4	1	3
CLAR
Livestock	633	605	603	5	(8)	13	—	(6)	6
Companion animal	182	173	166	5	(8)	13	4	(5)	9
	815	778	769	5	(8)	13	1	(5)	6
APAC
Livestock	535	515	497	4	(4)	8	4	(4)	8
Companion animal	185	198	198	(7)	(5)	(2)	—	(7)	7
	720	713	695	1	(4)	5	3	(4)	7
Total
Livestock	3,103	2,916	2,795	6	(3)	9	4	(2)	6
Companion animal	1,632	1,592	1,513	3	(1)	4	5	(1)	6
Contract manufacturing	50	53	28	(6)	(1)	(5)	89	3	86
	$4,785	$4,561	$4,336	5	(2)	7	5	(2)	7
Certain amounts and percentages may reflect rounding adjustments.

47 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				14/13			13/12
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2014	2013	2012	Total	Exchange	Operational	Total	Exchange	Operational
U.S.	$1,176	$1,045	$921	13	—	13	13	—	13
EuAfME	437	412	376	6	(1)	7	10	2	8
CLAR	310	266	253	17	—	17	5	(11)	16
APAC	278	271	236	3	(6)	9	15	(3)	18
Total reportable segments	2,201	1,994	1,786	10	(2)	12	12	(1)	13
Other business activities	(314)	(312)	(276)	1			13
Reconciling Items:
Corporate	(571)	(567)	(506)	1			12
Purchase accounting adjustments	(51)	(48)	(52)	6			(8)
Acquisition-related costs	(8)	(22)	(53)	(64)			(58)
Certain significant items	(205)	(240)	(96)	(15)			*
Other unallocated	(232)	(115)	(93)	*			24
Income before income taxes	$820	$690	$710	19			(3)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2014 vs. 2013
U.S. operating segment
U.S. segment revenue increased by $157 million, or 8%, in 2014 compared with 2013, of which approximately $129 million resulted from growth in livestock products and approximately $28 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales across the cattle, swine, and poultry portfolios. Strong growth in sales of cattle products was primarily due to higher demand for our premium products as a result of improved market conditions, driven by higher cattle prices and lower costs of feed, compared with 2013. Growth in swine products was due to the successful launch of new products, tempered by the impact of PEDv on the number of treatable animals. Sales of poultry products benefited from new vaccines and growth in medicated feed additives.

•
Companion animal revenue growth was driven by the introduction of Apoquel® as well as sales growth in other key brands. Results were partially offset by competitive pressures in our vaccine and pain portfolios and were tempered by competition in our parasiticides portfolio.

U.S. segment earnings increased by $131 million, or 13%, in 2014 compared with 2013, due to strong revenue growth and improved gross margin due to the benefit of higher prices and favorable product mix. Segment earnings growth also benefited from limited growth in operating expenses.
EuAfME operating segment
EuAfME segment revenue increased by $26 million, or 2%, in 2014 compared with 2013. Operational revenue growth was $28 million, or 2%, of which approximately $15 million resulted from growth in livestock products and $13 million resulted from growth in companion animal products.

•
Livestock revenue growth was primarily driven by higher sales in the cattle portfolio, particularly in emerging markets, driven by strong performance of our anti-infectives portfolio and the introduction of new products. Additionally, sales in the poultry portfolio increased due to strong performance in our vaccine portfolio and improved market conditions in several Middle Eastern markets.

•	Companion animal revenue growth was favorably impacted by the successful launch of Apoquel® in Germany and the UK.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $2 million.
EuAfME segment earnings increased by $25 million, or 6%, in 2014 compared with 2013. Operational earnings growth was $27 million, or 7%, primarily driven by revenue growth and improved gross margin due to the benefit of favorable mix and higher prices.
CLAR operating segment
CLAR segment revenue increased by $37 million, or 5%, in 2014 compared with 2013. Operational revenue growth was $103 million, or 13%, of which approximately $80 million resulted from growth in livestock products and $23 million resulted from growth in companion animal product sales.

•
Livestock revenue growth was primarily driven by increased sales in the cattle and swine portfolios, particularly in Venezuela, Brazil and Canada. Livestock sales were also favorably impacted by price increases in high inflationary markets such as Venezuela and Argentina.

48 |

•	Companion animal growth was favorably impacted by increased sales in Venezuela and Brazil, as well as higher prices in Argentina and Canada.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $66 million, or 8%.
CLAR segment earnings increased by $44 million, or 17%, in 2014 compared with 2013, primarily due to revenue growth and higher gross margin, as well as the unfavorable impact of the Venezuela currency devaluation in the prior year. Operational earnings growth was $45 million, or 17%, in 2014 compared to 2013.
APAC operating segment
APAC segment revenue increased by $7 million, or 1%, in 2014 compared with 2013. Operational revenue growth was $35 million, or 5%, of which approximately $39 million resulted from growth in livestock products and approximately $4 million resulted from declines in companion animal products.

•	Livestock revenue growth was primarily driven by increased sales in the swine portfolio in China. Additionally, there was growth in sales of cattle products in China and Australia.

•
The decrease in companion animal revenue was primarily due to a decrease in sales in Japan due to an inventory buyback related to the termination of a distributor agreement and unfavorable market conditions. Results were partially offset by an increase in equine product sales in Australia and an increase in small animal product sales in China.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $28 million, or 4%.
APAC segment earnings increased by $7 million, or 3%, in 2014 compared with 2013. Operational earnings growth was $25 million, or 9%, in 2013 compared to 2012, primarily due to increased revenue.
2013 vs. 2012
U.S. operating segment
U.S. segment revenue increased by $126 million, or 7%, in 2013 compared with 2012, of which approximately $68 million resulted from growth in livestock products and approximately $58 million resulted from growth in companion animal products.

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

U.S. segment earnings increased by $124 million, or 13%, in 2013 compared with 2012, due to strong revenue growth and improved gross margin due to the benefit of higher prices and favorable product mix. Segment earnings growth also benefited from limited growth in operating expenses.
EuAfME operating segment
EuAfME segment revenue increased by $47 million, or 4%, in 2013 compared with 2012. Operational revenue growth was $37 million, or 3%, of which approximately $28 million resulted from growth in livestock products and approximately $9 million resulted from growth in companion animal products.

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

•
Companion animal revenue growth was favorably impacted by increased sales of products that are related to certain third-party manufacturing agreements. Additionally, sales in the UK and France increased due to the benefit of increased promotional programs. Results were partially offset by continuing adverse macroeconomic conditions throughout Western Europe.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $10 million, or 1%.
EuAfME segment earnings increased by $36 million, or 10%, in 2013 compared with 2012. Operational earnings growth was $32 million, or 8%, primarily driven by revenue growth and increased operating efficiencies.
CLAR operating segment
CLAR segment revenue increased by $9 million, or 1%, in 2013 compared with 2012. Operational revenue growth was $49 million, or 6%, of which approximately $35 million resulted from growth in livestock products and approximately $14 million resulted from growth in companion animal product sales.

49 |

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
CLAR segment earnings increased by $13 million, or 5%, in 2013 compared with 2012. Operational earnings growth was $40 million, or 16%, primarily driven by revenue growth and favorable product mix. The unfavorable foreign exchange impact was driven by the depreciation of the Brazilian real as well as the devaluation of the Venezuela bolivar which occurred in the first quarter of 2013.
APAC operating segment
APAC segment revenue increased by $18 million, or 3%, in 2013 compared with 2012. Operational revenue growth was $52 million, or 7%, of which approximately $38 million resulted from growth in livestock products and approximately $14 million resulted from growth in companion animal products.

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
APAC segment earnings increased by $35 million, or 15%, in 2013 compared with 2012. Operational earnings growth was $42 million, or 18%, primarily due to increased revenue and lower operating expenses, partially offset by the unfavorable impact of geographic and product mix.
Other business activities
Other business activities includes our CSS contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine R&D organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the respective regional segment.
2014 vs. 2013
Other business activities net loss increased by $2 million, or 1%, in 2014 compared with 2013. The increase is driven primarily by higher salary-related expenses in our veterinary medicine R&D organization, partially offset by favorable results in our CSS contract manufacturing business.
2013 vs. 2012
Other business activities net loss increased by $36 million, or 13%, in 2013 compared with 2012, reflecting approximately $38 million in comparable R&D expenses in 2012 that were reported in Corporate in 2012, but were reported in Other business activities beginning in 2013, partially offset by favorable results in our CSS contract manufacturing business.
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

50 |

2014 vs. 2013
Corporate expenses increased by $4 million, or 1%, in 2014 compared with 2013. In 2014 we had additional costs associated with the build-up of our enabling functions post-separation from Pfizer, as well as higher interest expense, net of capitalized interest, of $4 million primarily related to an additional month of interest expense in 2014 associated with our senior notes which were issued on January 28, 2013. These increases were offset by a decrease in certain inventory-related costs not charged to our operating segments, a reduction in share-based payment expenses as a result of our separation from Pfizer, and a decrease in certain business technology and finance costs that were reported in Corporate in 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
Other unallocated expenses increased by $117 million in 2014 compared with 2013, primarily due to a build-up of our supply chain and logistics organization. In addition, a portion of these costs were reported in the four reportable segments in 2013, but are reported in Other unallocated beginning in the first quarter of 2014. The increase is also attributable to the addition of certain business technology and finance costs that were reported in Corporate in 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
See Notes to Consolidated and Combined Financial Statements—Note 18. Segment, Geographic and Other Revenue Information for further information.
2013 vs. 2012
Corporate expenses increased by $61 million, or 12%, in 2013 compared with 2012, due to additional costs related to becoming an independent public company, including interest expense related to the issuance of our senior notes on January 28, 2013, partially offset by R&D-related expenses that are now presented in Other business activities.
Other unallocated expenses increased by $22 million, or 24%, in 2013 compared with 2012, due primarily to the build-up of our supply chain and logistics organization.
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
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the Pharmacia Animal Health business (acquired in 2003), FDAH (acquired in 2009) and KAH (acquired in 2011), include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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

51 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
GAAP Reported net income attributable to Zoetis	$583	$504	$436	16	16
Purchase accounting adjustments—net of tax	34	32	35	6	(9)
Acquisition-related costs—net of tax	5	14	34	(64)	(59)
Certain significant items—net of tax	168	159	34	6	*
Non-GAAP adjusted net income(a)(b)	$790	$709	$539	11	32
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 26.8%, 29.2% and 40.8% for full year 2014, 2013 and 2012, respectively. The lower effective tax rate in 2014 compared to 2013 is primarily due to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, changes in valuation allowances and resolution of other tax items. In addition, we recognized an $8 million discrete tax expense during the first quarter of 2014 related to an intercompany inventory adjustment. The lower effective tax rate in 2013 compared to 2012 is primarily due to incentive tax rulings in Belgium, effective December 1, 2012, and Singapore, effective October 29, 2012, as well as changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. In addition, we recognized a $2 million discrete income tax benefit during the first quarter of 2013 related to the 2012 U.S. Research and Development Tax Credit which was retroactively extended on January 3, 2013.

(b)
The impact of the incentive tax rulings in Belgium, effective December 1, 2012 through 2017, and Singapore, effective October 29, 2012 through 2016, continue to be a component of the 2014 effective tax in rate, as well as the 2014 U.S. Research and Development Tax Credit which was extended on December 19, 2014.

52 |

The following table provides a reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, and non-GAAP adjusted diluted EPS:

	Year Ended December 31,			% Change
	2014	2013	2012	14/13	13/12
Earnings per share—diluted(a)(b):
GAAP Reported net income attributable to Zoetis	$1.16	$1.01	$0.87	15	16
Purchase accounting adjustments—net of tax	0.07	0.06	0.07	17	(14)
Acquisition-related costs—net of tax	0.01	0.03	0.07	(67)	(57)
Certain significant items—net of tax	0.33	0.32	0.07	3	*
Non-GAAP adjusted net income	$1.57	$1.42	$1.08	11	31
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The weighted-average shares outstanding for diluted earnings per share for the period prior to the IPO was calculated using an aggregate of 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding immediately prior to the IPO. For the years ended December 31, 2014 and 2013, diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs and DSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Interest expense, net of capitalized interest	$117	$113	$31
Interest income	6	3	1
Taxes	290	292	372
Depreciation	131	138	119
Amortization	17	17	18

53 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Purchase accounting adjustments:
Amortization and depreciation(a)	$47	$46	$48
Cost of sales(b)	4	2	4
Total purchase accounting adjustments—pretax	51	48	52
Income taxes(c)	17	16	17
Total purchase accounting adjustments—net of tax	34	32	35
Acquisition-related costs(d):
Integration costs(e)	8	22	47
Restructuring charges(e)	—	—	(4)
Additional depreciation—asset restructuring(f)	—	—	10
Total acquisition-related costs—pretax	8	22	53
Income taxes(c)	3	8	19
Total acquisition-related costs—net of tax	5	14	34
Certain significant items(g):
Restructuring charges (benefits) (h)	17	(20)	92
Implementation costs and additional depreciation--asset restructuring(f)	1	8	23
Certain asset impairment charges(i)	6	20	—
Net gains on sale of assets(j)	(5)	(6)	—
Stand-up costs(k)	168	206	—
Inventory and intercompany account write-offs(l)	—	24	—
Other(m)	18	8	(19)
Total certain significant items—pretax	205	240	96
Income taxes(c)	37	81	62
Total certain significant items—net of tax	168	159	34
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$207	$205	$103
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expense related to purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows in 2014, 2013 and 2012, respectively: $45 million, $46 million and $49 million included in Amortization of intangible assets; $0 million, $1 million income and $1 million income included in Selling, general and administrative expenses; and $2 million, $1 million and $0 million included in Research and development expenses.

(b)	Depreciation expense included in Cost of sales.

(c)	Included in Provision for taxes on income.

(d)
Acquisition-related costs were distributed as follows in 2014, 2013 and 2012, respectively: $0 million, $0 million and $9 million included in Cost of sales; $0 million, $0 million and $1 million included in Selling, general and administrative expenses; and $8 million, $22 million and $43 million included in Restructuring charges and certain acquisition-related costs.

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

(g)
Certain significant items were distributed as follows in 2014, 2013 and 2012, respectively: $33 million, $42 million and $1 million included in Cost of sales; $136 million, $188 million and $18 million included in Selling, general and administrative expenses; $1 million, $7 million and $10 million included in Research and development expenses; $17 million, $4 million and $92 million, included in Restructuring charges and certain acquisition-related costs; and $18 million, $1 million income and $25 million income included in Other (income)/deductions—net.

(h)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. The restructuring charges in 2014 primarily represent employee severance costs in Europe and our global manufacturing operations. The restructuring benefit in the year ended December 31, 2013, is primarily due to a $27 million decrease in employee termination expenses related to the reversal of a previously established termination reserve related to our operations in Europe. Included in Restructuring charges and certain acquisition-related costs. See Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

(i)
In 2014, amounts primarily represent an impairment charge related to an IPR&D project acquired with the FDAH acquisition in 2009 and were included in Other (income)/deductions—net. In 2013, amounts primarily relate to restructuring initiatives in 2013 and were included in Restructuring charges and certain acquisition-related costs. See Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 7. Other (Income)/Deductions—Net for more information.

(j)
In 2014, primarily represents the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture and the net gain on the government-mandated sale of certain product rights in Argentina that were acquired with the FDAH acquisition in 2009. In 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil in 2013 that were acquired with the FDAH acquisition in 2009. Included in Other (income)/deductions—net. See Notes to Consolidated and Combined Financial Statements—Note 7. Other (Income)/Deductions—Net for more information.

54 |

(k)
Certain non-recurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs which were distributed as follows in 2014 and 2013, respectively: $32 million and $21 million included in Cost of sales; $131 million and $177 million included in Selling, general and administrative expenses, $0 million and $7 million included in Research and development expenses, and $5 million and $1 million included in Other (income)/deductions—net.

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

(m)
For 2014, primarily includes a charge associated with a commercial settlement in Mexico ($13 million), partially offset by the insurance recovery ($1 million income), charges due to unusual investor-related activities ($5 million), a pension plan settlement charge related to the divestiture of a manufacturing plant ($4 million), and an insurance recovery of other litigation related charge ($2 million income). For 2013, primarily relates to litigation-related charges ($5 million) and charges related to transitional manufacturing purchase agreements associated with divestitures ($1 million). For 2012, primarily relates to income related to a favorable legal settlement for an intellectual property matter ($14 million) and income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures ($4 million). See Notes to Consolidated and Combined Financial Statements—Note 7. Other (Income)/Deductions—Net for more information.

Our financial guidance for 2015
Our 2015 financial guidance is summarized below:

Selected Line Items
Revenue	$4,800 to $4,900 million
Operational growth(a)	6.5% to 8.5%
Adjusted cost of sales as a percentage of revenue(b)	35.5% to 36.0%
Adjusted SG&A expenses(b)	$1,420 to $1,470 million
Adjusted R&D expenses(b)	$385 to $405 million
Adjusted interest expense and other (income)/deductions (b)	Approximately $110 million
Effective tax rate on adjusted income(b)	Approximately 29%
Adjusted diluted EPS(b)	$1.61 to $1.68
Adjusted net income(b)	$810 to $845 million
Operational growth(a)	11% to 16%
Certain significant items(c) and acquisition-related costs	$140 to $160 million
Reported diluted EPS	$1.32 to $1.39

(a)	Growth excluding the impact of foreign exchange.

(b)	For an understanding of adjusted net income and its components, see the Adjusted net income section of this MD&A.

(c)
Includes certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

Full year 2015 guidance reflects current exchange rates and other factors.
A reconciliation of 2015 adjusted net income and adjusted diluted EPS guidance to 2015 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full Year 2015 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$810 - $845	~$1.61 - $1.68
Purchase accounting adjustments	~(35)	~(0.07)
Certain significant items(b) and acquisition-related costs	~(105 - 120)	~(0.21 - 0.24)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$665 - $700	~$1.32 - $1.39

(a)	For an understanding of adjusted net income, see the Adjusted net income section of this MD&A.

(b)
Includes certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

Our 2015 financial guidance is subject to a number of factors and uncertainties—as described in the Forward-looking information and factors that may affect future results, Our operating environment and Our growth strategies of this MD&A and in Part I, Item 1A. Risk Factors.
Analysis of the consolidated and combined statements of comprehensive income
Substantially all changes in other comprehensive income for the periods presented are related to foreign currency translation adjustments. These changes result from the strengthening or weakening of the U.S. dollar as compared to the currencies in the countries in which we do business. The gains and losses associated with these changes are deferred on the balance sheet in Accumulated other comprehensive loss until realized.

55 |

Analysis of the consolidated balance sheets
December 31, 2014 vs. December 31, 2013
For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including current portion of allocated long term debt, and Long-term debt, see "Analysis of financial condition, liquidity and capital resources" below.
Accounts receivable, less allowance for doubtful accounts decreased primarily as a result of the timing of customer collections, the settlement of receivables from Pfizer, and the impact of foreign exchange. These decreases were partially offset by higher net sales. See Notes to Consolidated and Combined Financial Statements— Note 19. Transactions and Agreements with Pfizer.
Inventories decreased primarily due to the impact of foreign exchange. The decrease was partially offset by increases related to certain production transfers and to support increased commercial demand of selected products. See Notes to Consolidated and Combined Financial Statements— Note 10. Inventories.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the year ended December 31, 2014. See Notes to Consolidated and Combined Financial Statements— Note 8. Tax Matters.
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending in excess of depreciation expense.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense, the impact of foreign exchange and an IPR&D impairment charge, partially offset by the acquisition of certain product registration and application rights from Pfizer. See Notes to Consolidated and Combined Financial Statements— Note 12. Goodwill and Other Intangible Assets and Note 19. Transactions and Agreements with Pfizer.
Accounts payable decreased as a result of the timing of payments, the settlement of payables with Pfizer, and the impact of foreign exchange.
Dividends payable increased due to the increase in the dividend rate, which was declared on December 17, 2014.
Accrued Expenses decreased primarily due to lower accrued expenses associated with the Separation from Pfizer and lower accrued milestone payments. See Notes to Consolidated and Combined Financial Statements— Note 19. Transactions and Agreements with Pfizer.
Accrued Compensation and related items increased primarily due to increases in sales-related bonus accruals.
Other current liabilities decreased reflecting a reduction in deferred revenue and legal reserves.
Long-term debt reflects the senior notes offering. See Notes to Consolidated and Combined Financial Statements— Note 2C. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Senior Notes Offering and Note 9A. Financial Instruments: Debt.
Other noncurrent liabilities increased primarily as a result of an increase in net pension obligations and higher deferred income. See Notes to Consolidated and Combined Financial Statements— Note 13A. Benefit Plans—International Pension Plans.
For an analysis of the changes in Total Equity, see the Consolidated and Combined Statements of Equity.
Analysis of the consolidated and combined statements of cash flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2014	2013	2012	14/13	13/12
Cash provided by/(used in):
Operating activities	$626	$681	$454	(8)	50
Investing activities	(187)	(179)	(135)	4	33
Financing activities	(154)	(200)	(78)	(23)	*
Effect of exchange-rate changes on cash and cash equivalents	(13)	(9)	(3)	44	*
Net increase in cash and cash equivalents	$272	$293	$238	(7)	23
Certain amounts and percentages may reflect rounding adjustments.
*    Calculation not meaningful.
Operating activities
2014 vs. 2013
Net cash provided by operating activities was $626 million in 2014 compared with $681 million in 2013. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business, the settlement of payables with Pfizer, and a decrease in other liabilities. This decrease was partially offset by higher income before allocation to noncontrolling interests, as adjusted for depreciation and amortization.

56 |

2013 vs. 2012
Net cash provided by operating activities was $681 million in 2013 compared with $454 million in 2012, and was primarily attributable to income before allocation to non-controlling interests, as adjusted for depreciation and amortization. The net change in operating assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer, was primarily driven by an increase in other liabilities, reflecting higher accrued interest on long-term debt and higher accrued compensation, partially offset by higher inventory levels. In addition, net cash provided by operating activities was impacted by the timing and of receipts and payments in the ordinary course of business.
Investing activities
2014 vs. 2013
Net cash used in investing activities was $187 million in 2014 compared with $179 million in 2013. The increase in investing cash flows was primarily due to a 2014 milestone payment related to previously acquired intangible assets.
2013 vs. 2012
Net cash used in investing activities was $179 million in 2013 compared with $135 million in 2012, primarily due to increased capital investment in property, plant and equipment.
Financing activities
2014 vs. 2013
Net cash used in financing activities was $154 million in 2014 compared with $200 million in 2013. The net cash used in financing activities for 2014 was due primarily to the payment of dividends. The net cash used in financing activities for 2013 was primarily attributable to the net transfers to Pfizer as a result of the Separation.
2013 vs. 2012
Net cash used in financing activities was $200 million in 2013 compared with $78 million in 2012. The increase in net cash used in financing activities was primarily attributable to the net transfers to Pfizer as a result of the IPO and an increase in cash dividends paid, partially offset by, net proceeds from long-term and short-term borrowings.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Cash and cash equivalents(a)	$882	$610
Accounts receivable, net(b)	980	1,138
Short-term borrowings	7	15
Long-term debt(c)	3,643	3,642
Working capital	2,379	1,942
Ratio of current assets to current liabilities	3.19:1	2.37:1

(a)
Prior to our IPO, we participated in Pfizer's centralized cash management system, and generally all of our excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded, as needed, by Pfizer.

(b)
Accounts receivable are usually collected over a period of 60 to 90 days. For the year ended December 31, 2014, compared to the year ended December 31, 2013, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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

For additional information about the sources and uses of our funds, see the "Analysis of the consolidated balance sheets" and "Analysis of the consolidated and combined statements of cash flows" sections of this MD&A.

57 |

Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of December 31, 2014. There were no borrowings outstanding as of both December 31, 2014 and 2013.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2014, we had access to $74 million of lines of credit which expire at various times through 2016. As of December 31, 2014, we had $7 million of short-term borrowings outstanding and $3 million of long-term borrowings outstanding related to these facilities. As of December 31, 2013, we had $15 million of short-term borrowings outstanding and $2 million of long-term borrowings outstanding related to these facilities.
Domestic and international short-term funds
Many of our operations are conducted outside the United States. The amount of funds held in the U.S. will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional United States, federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside the United States, no accrual for U.S. taxes is provided.
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
Contractual obligations
Payments due under contractual obligations as of December 31, 2014, are set forth below:

			2016-	2018-	There-
(MILLIONS OF DOLLARS)	Total	2015	2017	2019	after
Long-term debt, including current portion and interest obligations(a)	$5,574	$117	$627	$947	$3,883
Other long-term liabilities reflected on our consolidated and combined
balance sheets under U.S. GAAP(b)	47	4	8	9	26
Operating lease commitments	104	27	40	20	17
Purchase obligations and other(c)	81	34	25	10	12
Benefit plans - continuing service credit obligations(d)	30	4	8	8	10
Uncertain tax positions(e)	—	—	—	—	—
Certain amounts may reflect rounding adjustments.

(a)
Long-term debt consists of senior notes and other notes. Our calculations of expected interest payments incorporate only current period assumptions for interest rates, foreign currency translation rates and Zoetis hedging strategies. See Notes to Consolidated and Combined Financial Statements—Note 9A. Financial Instruments—Debt.

(b)
Includes expected payments to Pfizer related to the transfer of certain product registration and application rights associated with our operations in Indonesia, expected payments related to our unfunded U.S. supplemental (non-qualified) savings plans, deferred compensation and expected payments relating to our future benefit payments net of plan assets (included in the determination of the projected benefit obligation) for pension plans that are dedicated to Zoetis employees and those transferred to us from Pfizer in 2014 and 2013. Excludes the pension obligation associated with a defined benefit plan in the Philippines that Pfizer will transfer to us in 2015 as described in the applicable local separation agreement or employee matters agreement. See Notes to Consolidated and Combined Financial Statements—Note 13. Benefit Plans and Note 19B. Transactions and Agreements with Pfizer—Agreements with Pfizer—Employee matters agreement. Excludes approximately $160 million of noncurrent liabilities related to legal and environmental accruals, employee termination and exit costs, deferred income and other accruals, most of which do not represent contractual obligations. See Notes to Consolidated and Combined Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 17. Commitments and Contingencies.

(c)
Includes agreements to purchase goods and services that are enforceable and legally binding and includes amounts relating to advertising, information technology services and employee benefit administration services.

(d)
Includes the cost of service credit continuation for certain Zoetis employees in the Pfizer U.S. qualified defined benefit pension and U.S. retiree medical plans, in accordance with the employee matters agreement. See Notes to Consolidated and Combined Financial Statements—Note 13. Benefit Plans.

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

58 |

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
The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
Lines of credit	$3 million	6.400%	Due 2016-2018
2016 Senior Note	$400 million	1.150%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2016
2018 Senior Note	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2023 Senior Note	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2043 Senior Note	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
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
Pension Obligations
As part of the Separation, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans of $22 million and $21 million in 2014 and 2013, respectively. We expect to contribute a total of approximately $7 million to these plans in 2015. Also as part of the Separation, in accordance with the applicable local employee matters agreement, a net liability has been recognized as of December 31, 2014, for the pension obligation less the fair value of plan assets associated with the Philippines pension plan that will be transferred to us in 2015 (approximately $1 million).

59 |

Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the Separation, Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2014, the remaining payments due to Pfizer (approximately $30 million in the aggregate) were to be paid over the next 8 years.
In 2013, Pfizer transferred to us the U.S. supplemental savings plan liability of approximately $14 million, cash of $9 million and a deferred tax asset of $5 million associated with employees transferred to us as part of the Separation. As of December 31, 2014, the supplemental savings plan liability was approximately $21 million.
For additional information, see Notes to Consolidated and Combined Financial Statements—Note 13. Benefit Plans.
Share Repurchase Program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. There were no share repurchases under this program during the year ended December 31, 2014.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2014 and December 31, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies—New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2014
In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. Early adoption is not permitted. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We are currently assessing the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.
Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, new systems infrastructure stand-up, our 2015 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, our agreements with Pfizer, the expected timing and content of regulatory actions, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	emerging restrictions and bans on the use of antibacterials in food-producing animals;

•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	fluctuations in foreign exchange rates and potential currency controls;

•	changes in tax laws, regulations, and challenges brought against our incentive tax rulings;

•
legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns, commercial disputes and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products;

•	an outbreak of infectious disease carried by animals;

•	adverse weather conditions and the availability of natural resources;

•	adverse global economic conditions;

•	failure of our R&D, acquisition and licensing efforts to generate new products;

60 |

•	quarterly fluctuations in demand and costs; and

•
governmental laws and regulations affecting domestic and foreign operations, including without limitation, tax obligations and changes affecting the tax treatment by the United States of income earned outside the United States that may result from pending and possible future proposals.

However, there may also be other risks that we are unable to predict at this time. These risks or uncertainties may cause actual results to differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the above to be a complete discussion of all potential risks or uncertainties.

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
Our financial instruments at December 31, 2014, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Consolidated and Combined Financial Statements—Note 4. Significant Accounting Policies— Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at December 31, 2014, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $25 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $21 million. For additional details, see Notes to Consolidated and Combined Financial Statements—Note 9B. Financial Instruments— Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At December 31, 2014, we had no outstanding principal balance under our revolving credit facility. See Notes to Consolidated and Combined Financial Statements—Note 9. Financial Instruments.

61 |

Item 8. Financial Statements and Supplementary Data.

62 |

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zoetis Inc.:
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the two-year period ended December 31, 2014, and the combined statements of income, comprehensive income, equity, and cash flows of Zoetis (the animal health business unit of Pfizer Inc.) for the year ended December 31, 2012. In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement schedule II - Valuation and Qualifying Accounts. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Zoetis Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, and the combined results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zoetis Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 27, 2015

63 |

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zoetis Inc.:

We have audited Zoetis Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zoetis Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zoetis Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the two-year period ended December 31, 2014, and the combined statements of income, comprehensive income, equity, and cash flows of Zoetis (the animal health business unit of Pfizer Inc.) for the year ended December 31, 2012, and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP
New York, New York
February 27, 2015

64 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2014	2013	2012
Revenue	$4,785	$4,561	$4,336
Costs and expenses:
Cost of sales(a)	1,717	1,669	1,563
Selling, general and administrative expenses(a)	1,643	1,613	1,470
Research and development expenses(a)	396	399	409
Amortization of intangible assets	60	60	64
Restructuring charges and certain acquisition-related costs	25	26	135
Interest expense, net of capitalized interest	117	113	31
Other (income)/deductions––net	7	(9)	(46)
Income before provision for taxes on income	820	690	710
Provision for taxes on income	233	187	274
Net income before allocation to noncontrolling interests	587	503	436
Net income/(loss) attributable to noncontrolling interests	4	(1)	—
Net income attributable to Zoetis	$583	$504	$436
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.16	$1.01	$0.87
Diluted	$1.16	$1.01	$0.87
Weighted-average common shares outstanding(b):
Basic	501.055	500.002	500.000
Diluted	502.025	500.317	500.000
Dividends declared per common share	$0.299	$0.267	$—

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

(b)
The weighted average shares outstanding for both basic and diluted earnings per share for the year ended December 31, 2012 was calculated using 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the initial public offering, which was completed on February 6, 2013. There were no Zoetis restricted stock units, deferred stock units, stock options or performance shares outstanding prior to the initial public offering.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
65 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Net income before allocation to noncontrolling interests	$587	$503	$436
Other comprehensive loss, net of tax and reclassification adjustments:
Foreign currency translation adjustments, net	(123)	(54)	(93)
Benefit plans: Actuarial gains/(losses), net(a)	(10)	(2)	1
Plan settlement, net(b)	3	—	—
Total other comprehensive loss, net of tax	(130)	(56)	(92)
Comprehensive income before allocation to noncontrolling interests	457	447	344
Comprehensive income/(loss) attributable to noncontrolling interests	5	(1)	—
Comprehensive income attributable to Zoetis	$452	$448	$344

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

(b)
Reflects the 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility which was recorded to Other (income)/deductions—net. See Note 13. Benefit Plans for additional information.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
66 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2014	2013
Assets
Cash and cash equivalents	$882	$610
Accounts receivable, less allowance for doubtful accounts of $32 in 2014 and $31 in 2013	980	1,138
Inventories	1,289	1,293
Current deferred tax assets	109	97
Other current assets	205	219
Total current assets	3,465	3,357
Property, plant and equipment, less accumulated depreciation of $1,145 in 2014 and $1,028 in 2013	1,318	1,295
Goodwill	976	982
Identifiable intangible assets, less accumulated amortization	727	803
Noncurrent deferred tax assets	54	63
Other noncurrent assets	67	58
Total assets	$6,607	$6,558

Liabilities and Equity
Short-term borrowings	$7	$15
Accounts payable	290	506
Dividends payable	42	36
Accrued expenses	475	570
Accrued compensation and related items	238	229
Income taxes payable	26	40
Other current liabilities	8	19
Total current liabilities	1,086	1,415
Long-term debt, net of discount	3,643	3,642
Noncurrent deferred tax liabilities	277	322
Other taxes payable	57	49
Other noncurrent liabilities	207	168
Total liabilities	5,270	5,596
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,342,267 and 500,007,735 shares issued; 501,327,524 and 500,007,428 shares outstanding at December 31, 2014 and 2013, respectively	5	5
Treasury stock, at cost, 14,743 and 307 shares of common stock at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	958	878
Retained earnings	709	276
Accumulated other comprehensive loss	(361)	(219)
Total Zoetis Inc. equity	1,311	940
Equity attributable to noncontrolling interests	26	22
Total equity	1,337	962
Total liabilities and equity	$6,607	$6,558

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
67 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Zoetis
						Accumulated	Equity
			Business	Additional		Other	Attributable to
	Common	Treasury	Unit	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Equity(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2011	$—	$—	$3,785	$—	$—	$(65)	$16	$3,736
Net income	—	—	436	—	—	—	—	436
Other comprehensive loss	—	—	—	—	—	(92)	—	(92)
Share-based compensation awards	—	—	28	—	—	—	—	28
Net transfers between Pfizer and noncontrolling interests	—	—	1	—	—	—	(1)	—
Net transfers—Pfizer(b)	—	—	(4)	—	—	—	—	(4)
Dividends declared	—	—	(63)	—	—	—	—	(63)
Balance, December 31, 2012	$—	$—	$4,183	$—	$—	$(157)	$15	$4,041
Net income (loss)	—	—	94	—	410	—	(1)	503
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Share-based compensation awards(c)	—	—	3	40	—	—	—	43
Net transfers—Pfizer Inc.(b)	—	—	(271)	—	—	—	—	(271)
Separation adjustments(d)	—	—	414	29	—	(6)	8	445
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	2	—	—	—	2
Reclassification of net liability due to Pfizer Inc.(f)	—	—	(60)	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in connection with the Separation(g)	—	—	—	(3,551)	—	—	—	(3,551)
Issuance of common stock to Pfizer Inc. in connection with the Separation and reclassification of Business Unit Equity(g)	5	—	(4,363)	4,358	—	—	—	—
Dividends declared	—	—	—	—	(134)	—	—	(134)
Balance, December 31, 2013	$5	$—	$—	$878	$276	$(219)	$22	$962
Net income	—	—	—	—	583	—	4	587
Other comprehensive income (loss)	—	—	—	—	—	(131)	1	(130)
Share-based compensation awards(c)	—	—	—	31	—	—	—	31
Defined contribution plan transactions(h)	—	—	—	36	—	—	—	36
Pension plan transfer from Pfizer Inc.(i)	—	—	—	11	—	(11)	—	—
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	(150)	—	(1)	(151)
Balance, December 31, 2014	$5	$—	$—	$958	$709	$(361)	$26	$1,337

(a)
As of December 31, 2014, there were 501,327,524 outstanding shares of common stock and 14,743 shares or treasury stock. Treasury stock is recognized at the cost to reacquire the shares, which totaled approximately $0.5 million for the year ended December 31, 2014. The cost to reacquire treasury shares for the year ended December 31, 2013 was insignificant.

(b)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— The Separation.

(c)
Includes the issuance of shares of Zoetis Inc. common stock and the reacquisition of shares of treasury stock associated with exercises of employee share-based awards. Treasury shares are reacquired from employees for withholding tax purposes in connection with the vesting and exercise of awards under our equity compensation plan. For additional information, see Note 14. Share-Based Payments and Note 15. Stockholders' Equity.

(d)
For additional information, see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer—Adjustments Associated with the Separation.

(e)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 13. Benefit Plans.

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

(h)
Reflects company matching and profit-sharing contributions funded through the issuance of shares of Zoetis Inc. common stock for the year ended December 31, 2014. For additional information, see Note 15. Stockholders' Equity.

(i)
Reflects the 2014 transfers of defined benefit pension plans from Pfizer Inc. and the associated reclassification from Additional Paid in Capital to Accumulated Other Comprehensive Loss. See Note 13. Benefit Plans.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
68 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Operating Activities
Net income before allocation to noncontrolling interests	$587	$503	$436
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	204	209	200
Share-based compensation expense	32	43	28
Asset write-offs and asset impairments	10	15	10
Deferred taxes	(49)	23	(74)
Employee benefit plan contribution from Pfizer Inc.	2	2	—
Other non-cash adjustments	(3)	(10)	3
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.
Accounts receivable	69	(99)	(65)
Inventories	(16)	(104)	(318)
Other assets	(2)	(24)	(5)
Accounts payable	(210)	(82)	96
Other liabilities	11	196	62
Other tax accounts, net	(9)	9	81
Net cash provided by operating activities	626	681	454
Investing Activities
Purchases of property, plant and equipment	(180)	(184)	(126)
Milestone payment related to previously acquired intangibles	(15)	—	—
Net proceeds from sales of assets	9	9	3
Other investing activities	(1)	(4)	(12)
Net cash used in investing activities	(187)	(179)	(135)
Financing Activities
Increase/(decrease) in short-term borrowings, net	(8)	16	—
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	—	2,625	—
Stock-based compensation-related proceeds and excess tax benefits	2	—	—
Consideration paid to Pfizer Inc. in connection with the Separation(a)	—	(2,559)	—
Cash dividends paid(b)	(146)	(98)	(63)
Other net financing activities with Pfizer Inc.	(2)	(184)	(15)
Net cash used in financing activities	(154)	(200)	(78)
Effect of exchange-rate changes on cash and cash equivalents	(13)	(9)	(3)
Net increase in cash and cash equivalents	272	293	238
Cash and cash equivalents at beginning of period	610	317	79
Cash and cash equivalents at end of period	$882	$610	$317

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$278	$134	$276
Interest, net of capitalized interest	118	60	31
Non-cash transactions:
Intangible asset acquisition(c)	$8	$—	$—
Purchases of property, plant and equipment	9	16	14
Contingent purchase price consideration	—	3	—
Dividends declared, not paid	42	36	—
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(d)	—	992	—

(a)
Reflects the Separation transaction. Amount is net of the non-cash portion. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer—The Separation.

(b)	For the twelve months ended December 31, 2012, reflects payments to other non-Zoetis Pfizer Inc. entities.

(c)	Reflects the non-cash portion of the acquisition of product registration and application rights from Pfizer. See Note 19. Transactions and Agreements with Pfizer.

(d)
Reflects the non-cash portion of the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer—The Separation.

See Notes to Consolidated and Combined Financial Statements, which are an integral part of these statements.
69 |

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

•
The addition of (i) inventory (approximately $15 million); (ii) net deferred tax assets (approximately $1 million); and (iii) miscellaneous other assets (approximately $5 million) transferred to us by Pfizer, and the removal of (i) property, plant and equipment (approximately $2

70 |

million); (ii) miscellaneous other liabilities (approximately $57 million); and (iii) the elimination of prepaid taxes (approximately $4 million) that were retained by Pfizer; and

•	The addition of net benefit plan liabilities (approximately $21 million) associated with certain international plans that transferred from Pfizer to Zoetis in 2014. See Note 13. Benefit Plans.
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
The consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For subsidiaries operating outside the United States, the consolidated and combined financial information is included as of and for the fiscal year ended November 30 for each year presented. All significant intercompany balances and transactions between the legal entities that comprise Zoetis have been eliminated. For those subsidiaries included in these consolidated and combined financial statements where our ownership is less than 100%, the minority interests have been shown in equity as Equity attributable to noncontrolling interests.
Certain reclassifications of prior year information have been made to conform to the current year's presentation. In the first quarter of 2014, we realigned our segment reporting with respect to our Client Supply Services (CSS) organization, which provides contract manufacturing services to third parties, to reflect how our chief operating decision maker currently evaluates our financial results. The revenue and earnings associated with CSS are now reported within Other business activities, separate from the four reportable segments. In 2013, CSS results were reported in the EuAfME segment. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented. We have revised our segment results presented herein to reflect this new segment structure, including for the comparable 2013 and 2012 periods. For additional information, see Note 18. Segment, Geographic and Other Revenue Information.

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

•
The combined statement of income for the year ended December 31, 2012, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, include allocations from certain support functions (Enabling Functions) that are provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others, as Pfizer did not routinely allocate these costs to any of its business units. These allocations were based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods (e.g., using third-party sales, headcount, etc.), depending on the nature of the services.

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

71 |

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

•
The combined statement of income for the year ended December 31, 2012, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, includes allocations of certain manufacturing and supply costs incurred by manufacturing plants that were shared with other Pfizer business units, Pfizer's global external supply group and Pfizer's global logistics and support group (collectively, Pfizer Global Supply, or PGS). These costs may include manufacturing variances and changes in the standard costs of inventory, among others, as Pfizer did not routinely allocate these costs to any of its business units. These allocations were based on either a specific identification basis or, when specific identification is not practicable, proportional allocation methods, such as animal health identified manufacturing costs, depending on the nature of the costs.

•
The combined statement of income for the year ended December 31, 2012, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, also includes allocations from the Enabling Functions and PGS for restructuring charges, integration costs, additional depreciation associated with asset restructuring and implementation costs, as Pfizer did not routinely allocate these costs to any of its business units. For additional information about allocations of restructuring charges and other costs associated with acquisitions and cost-reduction/productivity initiatives, see Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

•
The combined statement of income for the year ended December 31, 2012, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, includes an allocation of share-based compensation expense and certain other compensation expense items, such as certain fringe benefit expenses, maintained on a centralized basis within Pfizer, as Pfizer does not routinely allocate these costs to any of its business units. For additional information about allocations of share-based payments, see Note 14. Share-Based Payments.

The allocated expenses from Pfizer include the items noted below for the pre-Separation period in 2013 and the year ended December 31, 2012.

•
Enabling Functions operating expenses––$11 million and $310 million in 2013 and 2012, respectively ($1 million in 2012 in Cost of sales; $11 million and $254 million in 2013 and 2012, respectively, in Selling, general and administrative expenses; and $55 million in 2012, in Research and development expenses).

•	PGS manufacturing costs—$25 million in 2012 (in Cost of sales).

•	Restructuring charges and certain acquisition-related costs—$57 million in 2012 (in Restructuring charges and certain acquisition-related costs).

•
Other costs associated with cost reduction/productivity initiatives—additional depreciation associated with asset restructuring—$2 million and $13 million in 2013 and 2012, respectively ($2 million and $4 million in 2013 and 2012, respectively, in Selling, general and administrative expenses and $9 million in 2012 in Research and development expenses).

•
Other costs associated with cost reduction/productivity initiatives—implementation costs—$1 million and $9 million in 2013 and 2012, respectively ($1 million and $8 million in 2013 and 2012, respectively, in Selling, general and administrative expenses; and $1 million in 2012 in Research and development expenses).

•
Share-based compensation expense—$3 million and $33 million in 2013 and 2012, respectively ($1 million and $7 million in 2013 and 2012, respectively, in Cost of sales; $2 million and $21 million in 2013 and 2012, respectively, in Selling, general and administrative expenses; and $5 million in 2012 in Research and development expenses).

•
Compensation-related expenses—$1 million and $12 million in 2013 and 2012, respectively ($5 million in 2012 in Cost of sales; $1 million and $5 million in 2013 and 2012, respectively, in Selling, general and administrative expenses; and $2 million in 2012 in Research and development expenses).

•	Interest expense—$2 million and $31 million in 2013 and 2012, respectively.
The income tax provision in the combined statement of income for the periods prior to the Separation was calculated as if Zoetis filed a separate return.
Management believes that the allocations were a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and its operations and that the combined statements of income for the year ended December 31, 2012, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, reflect all of the costs of the animal health business of Pfizer.
Prior to the Separation, we participated in Pfizer's centralized cash management system and generally all excess cash was transferred to Pfizer on a daily basis. Cash disbursements for operations and/or investing activities were funded as needed by Pfizer. We had also participated in Pfizer's centralized hedging and offsetting programs. As such, in the combined statement of income for the year ended December 31, 2012, we included the impact of Pfizer's derivative financial instruments used for offsetting changes in foreign currency rates, net of the related foreign exchange gains and losses for the portion that is deemed to be associated with the animal health operations. Such gains and losses were not material to the combined financial statements for the periods presented.

B.	Basis of Presentation After the Separation
The consolidated financial statements after the date of the Separation comprise the following: (i) the results of operations, comprehensive income, and cash flow amounts for the period prior to the Separation (see above), which includes allocations for direct costs and indirect costs attributable to

72 |

the operations of the animal health business; and (ii) the amounts for the period after the Separation, which reflect the results of operations, comprehensive income, financial position, equity and cash flows resulting from our operation as an independent public company.
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
Estimates and Assumptions
In preparing the consolidated and combined financial statements, we use certain estimates and assumptions that affect reported amounts and disclosures, including amounts recorded in connection with acquisitions. These estimates and underlying assumptions can impact all elements of our consolidated and combined financial statements. For example, in the consolidated and combined statements of income, in addition to estimates used in determining the allocations of costs and expenses from Pfizer, estimates are used when accounting for deductions from revenue (such as rebates, sales allowances, product returns and discounts), determining cost of sales, allocating cost in the form of depreciation and amortization, and estimating restructuring charges and the impact of contingencies. On the consolidated balance sheets, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable, benefit obligations, the impact of contingencies, deductions from revenue and restructuring reserves, all of which also impact the consolidated and combined statements of income.
Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable but that can be inherently uncertain and unpredictable. If our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.
As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. We are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in competition, litigation, legislation and regulations. We regularly evaluate our estimates and assumptions using historical experience and expectations about the future. We adjust our estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under relevant accounting standards. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
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

73 |

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
As of December 31, 2014 and 2013, accruals for sales deductions included in Other current liabilities are approximately $136 million and $153 million, respectively.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $132 million in 2014, $143 million in 2013 and $141 million in 2012.
Shipping and handling costs totaled approximately $62 million in 2014, $60 million in 2013 and $59 million in 2012.
Research and Development Expenses
R&D costs are expensed as incurred. Research is the effort associated with the discovery of new knowledge that will be useful in developing a new product or in significantly improving an existing product. Development is the implementation of the research findings. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval in a major market, we record any milestone payments in Identifiable intangible assets, less accumulated amortization and, unless the assets are determined to have an indefinite life, we amortize them on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.
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

74 |

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

•
For goodwill, we test for impairment on at least an annual basis, or more frequently if impairment indicators exist, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2014, we quantitatively assessed, as of September 28, 2014, the fair value of each of our reporting units using the income approach. The fair value of each reporting unit was found to exceed its respective carrying value, therefore no impairments were recorded.

Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of 5 to 10 years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $69 million and $35 million of internal-use software for the years ended December 31, 2014 and 2013, respectively. Depreciation expense for capitalized software was $6 million in 2014 and $2 million in both 2013 and 2012.
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
Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Zoetis by the weighted-average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted-average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method.
Cash Equivalents
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and time deposits with maturity periods of three months or less when purchased.

75 |

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
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2014 and 2013, Accounts receivable, less allowance for doubtful accounts, of $980 million and $1,138 million, respectively, includes approximately $72 million and $65 million of other receivables, such as trade notes receivable and royalty receivables, among others.
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
We account for income tax contingencies using a benefit recognition model. If we consider that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. Under the benefit recognition model, if the initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law, analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard. Liabilities associated with uncertain tax positions are classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, are recorded in Provision for taxes on income and are classified on our consolidated balance sheet with the related tax liability.
Amounts recorded for valuation allowances and income tax contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Generally, most of our employees were eligible to participate in Pfizer’s pension plans. The combined statements of income for the year ended December 31, 2012, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, included all of the benefit plan expenses attributable to the animal health operations of Pfizer, including expenses associated with pension plans, postretirement plans and defined contribution plans. The expenses included allocations of direct expenses, as well as expenses that were deemed attributable to the animal health operations. The consolidated balance sheets as of December 31, 2014 and 2013, included the benefit plan assets and liabilities of those plans that were dedicated to animal health employees, as well as the benefit plan assets and liabilities that were transferred to Zoetis from Pfizer as part of the Separation. All dedicated benefit plans are pension plans.
For the dedicated plans, we recognize the overfunded or underfunded status of defined benefit plans as an asset or liability on the consolidated balance sheets and the obligations generally are measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. Pension obligations may include assumptions such as long-term rate of return on plan assets, expected employee turnover, participant mortality, and future compensation levels. Plan assets are measured at fair value. Net periodic benefit costs are recognized, as required, into Cost of sales, Selling, general and administrative expenses and Research and development expenses, as appropriate.

76 |

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
As of December 31, 2014 and 2013, accruals for direct asset retirement obligations included in Other current liabilities are $0.1 million and $0.1 million, respectively, and included in Other noncurrent liabilities are $13 million and $12 million, respectively.
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
Reclassifications
Certain reclassifications have been made to prior year data to conform to current year presentation.
5.    Acquisitions, Divestitures and Certain Investments
A. Acquisitions
Acquisition of Abbott Animal Health
On November 17, 2014, we announced an agreement to purchase certain animal health assets of Abbott Laboratories (Abbott) for a total purchase price of $255 million. Abbott Animal Health, a subsidiary of Abbott, is a companion animal health business focused on the veterinary surgical suite. The purchase expands our companion animal product portfolio to bring veterinarians solutions for anesthesia and treating pain and serious illnesses, such as diabetes. For additional information, see Note 21. Subsequent Events.
B. Divestitures
On October 15, 2009, Pfizer acquired all the outstanding equity of Wyeth, including Fort Dodge Animal Health (FDAH). In connection with the regulatory approval process of that acquisition, we were required to divest certain animal health assets. In 2014, and as a result of a government-mandated sale, we sold certain product rights in Argentina and China that were associated with the FDAH acquisition. The proceeds from the sale were approximately $3 million, net of transaction costs, and we recognized a $3 million gain in Other (income)/deductions––net on the sale. In 2013, and as a result of a government-mandated sale, we sold certain product rights acquired from legacy Wyeth in Brazil. The proceeds from the sale were approximately $6 million, net of transactions costs, and we recognized a $6 million gain in Other (income)/deductions––net on the sale.
All of the divestiture transactions required transitional supply and service agreements, including technology transfers, where necessary and appropriate, as well as other customary ancillary agreements.

77 |

C. Certain Investments
Investment in Jilin Zoetis Guoyuan Animal Health Co., Ltd.
In 2011, Pfizer and Jilin Guoyuan Animal Health Company, Ltd. created a new company, Jilin Zoetis Guoyuan Animal Health Co., Ltd. (Jilin), to focus on swine vaccine development and commercialization in China. In exchange for payments of approximately $14 million, we acquired a 45% equity interest in Jilin. We have determined that Jilin is a variable interest entity and that Zoetis is the primary beneficiary of Jilin since Zoetis (i) has the power to direct the activities of Jilin that most significantly impact Jilin’s economic performance, (ii) has the right to appoint the majority of the Board of Directors and (iii) has the obligation to absorb losses of Jilin that could potentially be significant to Jilin and the right to receive benefits from Jilin that could potentially be significant to Jilin. As such, since the formation of Jilin, we have included all of the operating results, assets, liabilities and cash flows of Jilin in our consolidated and combined financial statements. The 55% interest held by Jilin Guoyuan Animal Health Company is reflected in our consolidated balance sheet as a noncontrolling interest. In connection with this investment, we recorded approximately $3 million in Identifiable intangible assets, consisting of a manufacturing license and an industrial land-use right in China, and approximately $10 million in Goodwill.

6.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
In connection with the cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems. In connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the consolidated company, which may include charges related to employees, assets and activities that will not continue in the consolidated company. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as functions such as business technology, shared services and corporate operations.
During the year ended December 31, 2014, we recorded restructuring charges of $12 million related to employee severance costs in EuAfME and $6 million related to employee severance costs in our global manufacturing operations, as a result of initiatives to reduce costs and better align our organizational structure.
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
In 2012, we incurred significant costs in connection with Pfizer’s cost-reduction initiatives (several programs initiated since 2005), and the acquisitions of FDAH on October 15, 2009, and King Animal Health (KAH) on January 31, 2011.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$8	$21	$26
Restructuring charges (benefits)(b):
Employee termination costs	16	(23)	49
Accelerated depreciation	—	5	—
Asset impairment charges	—	19	4
Exit costs	1	4	(1)
Total direct	25	26	78
Integration costs(a)	—	—	21
Restructuring charges(b):
Employee termination costs	—	—	19
Asset impairment charges	—	—	10
Exit costs	—	—	7
Total allocated	—	—	57
Total Restructuring charges and certain acquisition-related costs	25	26	135

Other costs associated with cost-reduction/productivity initiatives:
Additional depreciation associated with asset restructuring––direct(c)	1	1	11
Additional depreciation associated with asset restructuring––allocated(c)	—	2	13
Implementation costs––allocated(d)	—	1	9
Total costs associated with restructuring, acquisitions and cost-reduction/productivity initiatives	$26	$30	$168

78 |

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges for the year ended December 31, 2014, are primarily related to:
•employee termination costs in EuAfME and in our global manufacturing operations ($18 million);
•a reversal of a previously established reserve as a result of a change in estimate of employee termination costs ($2 million benefit); and
•exit costs related to the exiting of a certain leased manufacturing facility ($1 million).
The restructuring charges (benefits) for the year ended December 31, 2013, are primarily related to:
•a reversal of certain employee termination costs associated with our operations in Europe ($27 million benefit);
•asset impairment charges related to one of our manufacturing facilities ($17 million); and

•
restructuring charges related to the exiting of certain leased manufacturing and research facilities consisting of employee termination expenses ($2 million), exit costs ($4 million), and accelerated depreciation ($5 million).

The direct restructuring charges (benefits) are associated with the following:

•	For the year ended December 31, 2014––EuAfME ($12 million) and manufacturing/research/corporate ($5 million).

•	For the year ended December 31, 2013—EuAfME ($4 million), CLAR ($4 million) and manufacturing/research/corporate ($3 million income).

•	For the year ended December 31, 2012––EuAfME ($51 million), CLAR ($3 million), APAC ($1 million income) and manufacturing/research/corporate ($1 million income).

(c)
Additional depreciation associated with asset restructuring represents the impact of changes in the estimated lives of assets involved in restructuring actions. In 2014, included in Research and development expenses. In 2013, included in Cost of sales ($1 million) and Selling, general and administrative expenses ($2 million). In 2012, included in Cost of sales ($10 million), Selling, general and administrative expenses ($5 million) and Research and development expenses ($9 million).

(d)
Implementation costs—allocated represent external, incremental costs directly related to implementing cost reduction/productivity initiatives, and primarily include expenditures related to system and process standardization and the expansion of shared services. Included in Selling, general and administrative expenses.

The components of and changes in our direct restructuring accruals follow:

	Employee	Asset
	Termination	Impairment	Accelerated	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Depreciation	Costs	Accrual
Balance, December 31, 2011	$70	$—	$—	$11	$81
Provision/(Benefit)	49	4	—	(1)	52
Utilization and other(a)	(51)	(4)	—	(4)	(59)
Balance, December 31, 2012	68	—	—	6	74
Provision/(Benefit)	(23)	19	5	4	5
Utilization and other(a)	(16)	—	—	(4)	(20)
Non-cash activity	—	(19)	(5)	—	(24)
Separation adjustment(b)	(14)	—	—	—	(14)
Balance, December 31, 2013(c)	15	—	—	6	21
Provision/(Benefit)	16	—	—	1	17
Utilization and other(a)	(13)	—		(6)	(19)
Balance, December 31, 2014(c)	$18	$—	$—	$1	$19

(a)	Includes adjustments for foreign currency translation.

(b)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation.

(c)	At December 31, 2014 and 2013, included in Other current liabilities ($13 million for both years) and Other noncurrent liabilities ($6 million and $8 million, respectively).

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Royalty-related income	$(32)	$(23)	$(32)
Identifiable intangible asset impairment charges(a)	7	1	5
Net gain on sale of assets(b)	(9)	(6)	—
Certain legal matters, net(c)	10	1	(19)
Foreign currency (gain)/loss(d)	28	20	—
Other, net(e)	3	(2)	—
Other (income)/deductions—net	$7	$(9)	$(46)

(a)
In 2014, the intangible asset impairment charges primarily include (i) approximately $6 million related to the impairment of IPR&D assets related to a pharmaceutical product for dogs acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability; and (ii) approximately $1 million related to finite-lived developed technology rights and IPR&D due to negative market conditions and the re-assessment of economic viability. In 2012, the intangible asset impairment charges include (i) approximately $2 million of finite-lived companion animal developed technology rights; (ii) approximately $1 million of finite-lived trademarks related to genetic testing services; and (iii) approximately $2 million of finite-lived patents related to poultry technology. The asset impairment charges for 2012 reflect, among other things, loss of revenue as a result of negative market conditions and, with respect to the poultry technology, a re-assessment of economic viability.

79 |

(b)
In 2014, represents the net gain on sale of land in our Taiwan joint venture of $6 million and the net gain on the government-mandated sale of certain product rights in Argentina and China that were associated with the FDAH acquisition in 2009 of $3 million. In 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

(c)
In July 2014, we reached a commercial settlement with several large poultry customers in Mexico associated with specific lots of a Zoetis poultry vaccine. Although there have been no quality or efficacy issues with the manufacturing of this vaccine, certain shipments from several lots in Mexico may have experienced an issue in storage with a third party in Mexico that could have impacted their efficacy. We issued a recall of these lots in July 2014 and the product is currently unavailable in Mexico. For 2014, includes a $13 million charge recorded in the second quarter of 2014, which was partially offset by a $1 million insurance recovery recorded in the third quarter of 2014, related to the commercial settlement in Mexico. We do not expect any significant additional charges related to this issue. For 2014, also includes an insurance recovery of other litigation-related charges of $2 million. For 2012, represents income from a favorable legal settlement related to an intellectual property matter ($14 million) and a change in estimate for an environmental-related reserve due to a favorable settlement ($7 million income) partially offset by litigation-related charges ($2 million).

(d)
For 2014, primarily represents costs related to hedging and exposures to certain emerging market currencies, as well as losses related to the depreciation of the Argentine peso in the first quarter of 2014. For 2013, includes a foreign currency loss of $9 million incurred in the first quarter of 2013 related to the Venezuela currency devaluation in February 2013 and other foreign currency losses in the fourth quarter of 2013 primarily related to Argentina.

(e)	Includes interest income and other miscellaneous income and charges. For 2014, also includes a pension plan settlement charge related to the sale of a manufacturing plant of $4 million.

8.	Tax Matters
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
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
United States	$455	$238	$340
International	365	452	370
Income before provision for taxes on income(a)(b)	$820	$690	$710
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
United States:
Current income taxes:
Federal	$179	$63	$132
State and local	13	12	5
Deferred income taxes:
Federal	(14)	10	(7)
State and local	(3)	2	11
Total U.S. tax provision	175	87	141
International:
Current income taxes	90	89	211
Deferred income taxes	(32)	11	(78)
Total international tax provision	58	100	133
Provision for taxes on income(a)(b)(c)	$233	$187	$274

(a)	In 2014, the Provision for taxes on income reflects the following:

•
U.S. tax expense of approximately $2 million as a result of providing U.S. deferred income taxes on certain current-year income earned outside the United States that will not be indefinitely reinvested overseas (see C. Deferred Taxes);

•	U.S. tax benefit related to U.S. Research and Development Tax Credit which was extended on December 19, 2014, and the U.S. Domestic Production Activities deduction;

•	Tax benefit related to the changes in valuation allowances and the resolution of other tax items;

•	Tax expense related to an $8 million discrete tax item during the first quarter of 2014 related to an intercompany inventory adjustment; and

•	Tax cost related to changes in uncertain tax positions (see D. Tax Contingencies).

(b)	In 2013, the Provision for taxes on income reflects the following:

•
U.S. tax expense of approximately $3 million as a result of providing U.S. deferred income taxes on certain current-year income earned outside the United States that will not be indefinitely reinvested overseas (see C. Deferred Taxes);

•	U.S. tax benefit related to U.S. Research and Development Tax Credit which was retroactively extended on January 3, 2013, and the U.S. Domestic Production Activities deduction;

80 |

•	Tax expense of approximately $25 million related to the establishment of valuation allowance; and

•	Tax cost related to changes in uncertain tax positions (see D. Tax Contingencies).

(c)	In 2012, the Provision for taxes on income reflects the following:

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

•	The expiration of the U.S. Research and Development Tax Credit on December 31, 2011; and

•	Tax cost related to changes in uncertain tax positions (see D. Tax Contingencies).
Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2014	2013	2012
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefits	0.4	1.0	1.7
Taxation of non-U.S. operations(a)(b)	(8.9)	(6.7)	5.6
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(c)	1.0	1.1	(4.1)
U.S. healthcare legislation(d)	—	—	(0.4)
U.S. Research and Development Tax Credit and U.S. Domestic Production Activities deduction(e)	(1.5)	(1.2)	(0.3)
Non-deductible / non-taxable items(f)	0.5	0.5	0.8
All other—net	1.9	(2.6)	0.3
Effective tax rate	28.4%	27.1%	38.6%

(a)
The rate impact of taxation of non-U.S. operations was a decrease to our effective tax rate in 2014 and 2013 due to (i) the jurisdictional mix of earnings as tax rates outside the United States are generally lower than the U.S. statutory income tax rate; and (ii) incentive tax rulings in Belgium effective December 1, 2012, and in Singapore effective October 29, 2012. The rate impact of taxation of non-U.S. operations was an increase to our effective tax rate in 2012 due to (i) the cost of repatriation decisions and other U.S. tax implications that more than offset the impact of the generally lower tax rates outside the United States; (ii) the tax impact of non-deductible items in those jurisdictions; and (iii) the tax impact of changes in uncertain tax positions related to our non-U.S. operations.

(b)
In 2014 and 2013, the impact to the rate due to increases in uncertain tax positions was more than offset by the jurisdictional mix of earnings and other U.S. tax implications of our foreign operations described in the above footnotes. The increase in the rate in 2012 is primarily due to increases in uncertain tax positions (see D. Tax Contingencies, for current and prior period increases to uncertain tax positions), of which a significant portion relates to our non-U.S. operations.

(c)	For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see A. Taxes on Income and D. Tax Contingencies.

(d)
The decrease in the rate in 2012 primarily relates to the tax benefit recorded in connection with the establishment of deferred income tax assets related to the Medicare Part D subsidy for retiree prescription drug coverage.

(e)
In 2014 and 2013, the decrease in the rate was due to the benefit associated with the U.S. Research and Development Tax Credit. In 2012, no benefit from the U.S. Research and Development Tax Credit was reflected as the credit expired on December 31, 2011, and was not extended until January 2013. In all years, we received a benefit from the U.S. Domestic Production Activities deduction.

(f)	Non-deductible items include meals and entertainment expenses.

B.	Tax Matters Agreement
In connection with the Separation, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For additional information, see below and Note 19B. Transactions and Agreements with Pfizer—Agreements with Pfizer.
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

81 |

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
Pfizer is primarily responsible for preparing and filing any tax return with respect to the Pfizer affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined, unitary or similar group for U.S. state or local or foreign income tax purposes or U.S. state or local non-income tax purposes that includes Pfizer or any of its subsidiaries, including those that also include us and/or any of our subsidiaries. We are generally not responsible for preparing and filing any tax returns that include only us and/or any of our subsidiaries.
The party responsible for preparing and filing a given tax return will generally have exclusive authority to control tax contests related to any such tax return.
C. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2014	2013
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$56	$59
Inventories	25	29
Intangibles	(98)	(111)
Property, plant and equipment	(89)	(92)
Employee benefits	19	11
Restructuring and other charges	5	4
Legal and product liability reserves	19	13
Net operating loss/credit carryforwards	65	51
Unremitted earnings	(5)	(3)
All other	(3)	(10)
Subtotal	(6)	(49)
Valuation allowance	(119)	(128)
Net deferred tax liability(a)(b)	$(125)	$(177)

(a)
The decrease in the total net deferred tax liability from December 31, 2013, to December 31, 2014, is primarily attributable to an increase in deferred tax assets related to net operating loss/credit carryforwards and other prepaid/deferred items, partially offset by a decrease in valuation allowances representing the amounts determined to be unrecoverable.

(b)
In 2014, included in Current deferred tax assets ($109 million), Noncurrent deferred tax assets ($54 million), Other current liabilities ($11 million) and Noncurrent deferred tax liabilities ($277 million). In 2013, included in Current deferred tax assets ($97 million), Noncurrent deferred tax assets ($63 million), Other current liabilities ($15 million) and Noncurrent deferred tax liabilities ($322 million).

We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2015 to 2034.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $119 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non U.S. subsidiaries. As of December 31, 2014, the cumulative amount of such undistributed earnings was $1.4 billion, for which we have not provided U.S. federal income and foreign withholding taxes. As these earnings are intended to be indefinitely reinvested overseas, as of December 31, 2014, we cannot predict the time or manner of such potential repatriation. As such, it is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of its hypothetical calculation.
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

82 |

For a description of our accounting policies associated with accounting for income tax contingencies, see Note 4. Significant Accounting Policies—Deferred Tax Assets and Liabilities and Income Tax Contingencies. For a description of the risks associated with estimates and assumptions, see Note 4. Significant Accounting Policies—Estimates and Assumptions.
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2014 and 2013, we had approximately $54 million and $44 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest:

•
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2014 and 2013, we had approximately $1 million and $1 million, respectively, in assets associated with uncertain tax positions recorded in Other noncurrent assets.

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

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2014	2013	2012
Balance, January 1	$(45)	$(144)	$(114)
Adjustments associated with the Separation(a)	—	115	—
Increases based on tax positions taken during a prior period(b)	(1)	(2)	(2)
Decreases based on tax positions taken during a prior period(b)(c)	6	—	40
Decreases based on cash payments for a prior period	—	1	3
Increases based on tax positions taken during the current period(b)	(15)	(16)	(73)
Lapse in statute of limitations	1	1	2
Balance, December 31(d)	$(54)	$(45)	$(144)

(a)
The significant decrease in the total gross unrecognized tax benefits from December 31, 2012, to December 31, 2013, is primarily attributable to the elimination of net tax liabilities associated with uncertain tax positions that were retained by Pfizer. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation.

(b)	Primarily included in Provision for taxes on income.

(c)
In 2014, the decreases are primarily related to movements in foreign translation adjustments on prior year positions and effective settlement of certain issues with the U.S. tax authorities. In 2012, the decreases are primarily a result of effectively settling certain issues with the U.S. and non-U.S. tax authorities. See A. Tax Matters—Taxes on Income.

(d)
In 2014, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($48 million). In 2013, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($39 million).

•
Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our consolidated and combined statements of income. In 2014, we recorded a net interest expense of $1 million; in 2013, we recorded a net interest expense of $3 million; and in 2012, we recorded a net interest expense of $1 million. Gross accrued interest totaled $4 million and $11 million as of December 31, 2014 and 2013, respectively, and were included in Other taxes payable. Accrued penalties are not significant.

Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the United States including various states, and foreign jurisdictions. The United States is one of our major tax jurisdictions. For U.S. Federal and state tax purposes, the tax years 2013 and 2014 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
In addition to the open audit years in the United States, we have open audit years in other major foreign tax jurisdictions, such as Canada (2010-2014), Asia-Pacific (2011-2014 primarily reflecting Australia, Japan, and New Zealand), Europe (2012-2014, primarily reflecting the United Kingdom, France and Germany) and Latin America (2005-2014, primarily reflecting Brazil and Mexico).
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
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of December 31, 2014. There were no borrowings outstanding as of both December 31, 2014 and 2013.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2014, we had access to $74 million of lines of credit which expire at various times through 2016. As of December 31, 2014, we had $7 million of short-term borrowings outstanding and $3 million of long-term borrowings outstanding related to these facilities. As of December 31, 2013, we had $15 million of short-term borrowings outstanding and $2 million of long-term borrowings outstanding related to these facilities.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2014 and 2013, no commercial paper was issued under this program.
Short-Term Borrowings
There were short-term borrowings of $7 million as of December 31, 2014, and $15 million as of December 31, 2013 (see A. Credit Facilities). The weighted-average interest rate on short-term borrowings outstanding was 7.8% and 5.7% as of December 31, 2014 and December 31, 2013, respectively.
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

84 |

The components of our long-term debt follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2014	2013
Lines of credit, due 2016-2018	$3	$2
1.150% Senior Notes due 2016	400	400
1.875% Senior Notes due 2018	750	750
3.250% Senior Notes due 2023	1,350	1,350
4.700% Senior Notes due 2043	1,150	1,150
	3,653	3,652
Unamortized debt discount	(10)	(10)
Long-term debt / Allocated long-term debt	$3,643	$3,642
The fair value of our long-term debt was $3,690 million and $3,526 million as of December 31, 2014, and December 31, 2013, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 4. Significant Accounting Policies— Fair Value.
The principal amount of long-term debt outstanding as of December 31, 2014, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2015	2016	2017	2018	2018	Total
Maturities	$—	$401	$1	$751	$2,500	$3,653
Interest Expense
Interest expense, net of capitalized interest, was $117 million for 2014, $113 million for 2013 and $31 million for 2012. Capitalized interest expense was $4 million and $3 million for the years ended December 31, 2014 and 2013, respectively. We did not have capitalized interest expense for the year ended December 31, 2012.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.1 billion and $1.4 billion as of December 31, 2014, and December 31, 2013, respectively. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments are as follows:

		December 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2014	2013
Foreign currency forward-exchange contracts	Other current assets	$9	$10
Foreign currency forward-exchange contracts	Other current liabilities	(4)	(5)
Total foreign currency forward-exchange contracts		$5	$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value. See Note 4. Significant Accounting Policies— Fair Value.
The net gains incurred on foreign currency forward-exchange contracts not designated as hedging instruments were $20 million and $27 million for the years ended December 31, 2014, and 2013, respectively, and are recorded in Other (income)/deductions—net. This amount was substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

85 |

10.	Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2014	2013
Finished goods	$688	$862
Work-in-process	340	218
Raw materials and supplies	261	213
Inventories	$1,289	$1,293
11.    Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2014	2013
Land	—	$36	$36
Buildings	33 1/3 - 50	918	883
Machinery, equipment and fixtures	3 - 20	1,342	1,205
Construction-in-progress	—	167	199
		2,463	2,323
Less: Accumulated depreciation		1,145	1,028
Property, plant and equipment		$1,318	$1,295
Depreciation expense was $141 million in 2014, $146 million in 2013 and $133 million in 2012.

12.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2012	$502	$157	$163	$163	$985
Other(a)	(1)	—	(1)	(1)	(3)
Balance, December 31, 2013	$501	$157	$162	$162	$982
Other(a)	—	(4)	(1)	(1)	(6)
Balance, December 31, 2014	$501	$153	$161	$161	$976

(a)	Primarily reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,512 million as of December 31, 2014, and $1,518 million as of December 31, 2013. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of December 31, 2014, and December 31, 2013.

86 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2014			As of December 31, 2013
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$744	$(259)	$485	$762	$(219)	$543
Brands	216	(111)	105	216	(100)	116
Trademarks and tradenames	60	(41)	19	59	(38)	21
Other	119	(116)	3	121	(116)	5
Total finite-lived intangible assets	1,139	(527)	612	1,158	(473)	685
Indefinite-lived intangible assets:
Brands	38	—	38	39	—	39
Trademarks and trade names	67	—	67	67	—	67
In-process research and development(a)	2	—	2	12	—	12
Product rights	8	—	8	—	—	—
Total indefinite-lived intangible assets	115	—	115	118	—	118
Identifiable intangible assets	$1,254	$(527)	$727	$1,276	$(473)	$803
(a) The in-process research and development (IPR&D) balance as of December 31, 2014, includes the impairment of IPR&D assets, related to a pharmaceutical product for dogs acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability.
Developed Technology Rights
Developed technology rights represent the amortized cost associated with developed technology, which has been acquired from third parties and which can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. These assets include technologies related to the care and treatment of cattle, swine, poultry, sheep, dogs, cats and horses.
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
Product Rights
Product rights represent product registration and application rights that were acquired from Pfizer in 2014. See Note 19. Transactions and Agreements with Pfizer.

C.	Amortization
The weighted average life of our total finite-lived intangible assets, developed technology rights, and finite-lived brands is approximately 12 years. Total amortization expense for finite-lived intangible assets was $63 million in 2014, $63 million in 2013, and $67 million in 2012.

87 |

The annual amortization expense expected for the years 2015 through 2019 is as follows:

(MILLIONS OF DOLLARS)	2015	2016	2017	2018	2019
Amortization expense	$60	$60	$60	$58	$55
D. Impairments
For information about intangible asset impairments, see Note 7. Other (Income)/Deductions––Net.
13.    Benefit Plans
The combined statement of income for the year ended December 31, 2012, and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, included all of the benefit plan expenses attributable to the animal health operations of Pfizer, including expenses associated with pension plans, postretirement plans and defined contribution plans. The expenses included allocations of direct expenses, as well as expenses that were deemed attributable to the animal health operations. The consolidated balance sheets as of December 31, 2014 and 2013 included the benefit plan assets and liabilities of only those plans that were dedicated to animal health employees, as well as the benefit plan assets and liabilities that were transferred to Zoetis from Pfizer as part of the Separation, as further discussed below. All dedicated benefit plans are pension plans.
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
Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the consolidated statement of equity. The balance in the contra-equity account was approximately $20 million and $23 million as of December 31, 2014 and 2013, respectively. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of ten years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $6 million per year in 2014 and 2013. For additional information see Note 19B. Transactions and Agreements with Pfizer—Agreements with Pfizer—Employee matters agreement.
Pension expense associated with the U.S. and certain significant international locations totaled approximately $19 million in 2014, $15 million in 2013 (inclusive of service cost grow-in benefits discussed above) and $61 million in 2012.
A. International Pension Plans
As part of the Separation, certain Separation Adjustments (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation) were made to transfer the assets and liabilities of certain international defined benefit pension plans including Austria, France, Germany, India, Mexico, South Africa, Taiwan and Venezuela to Zoetis in 2013, and we assumed the liabilities allocable to employees transferring to us. Prior to the Separation, these benefit plans were accounted for as multi-employer plans. The net obligation of the transferred plans totaled $21 million.
Also as part of the Separation, a net liability was recognized in 2013 for the pension obligations less the fair value of plan assets associated with additional defined benefit pension plans in certain international locations that were expected to be transferred to us in 2014 (approximately $21 million), in accordance with the applicable local separation agreements or employee matters agreement. During 2014, our pension plans in Australia, Belgium, Japan and Switzerland were transferred to us from Pfizer, and the combined net pension obligations (approximately $22 million) and the related accumulated other comprehensive loss (approximately $11 million, net of tax) associated with these plans were recorded. The net liability was adjusted to reflect the transfer of these plans, and for the expected transfer of the Philippines pension plan in early 2015. As of December 31, 2014, the balance of the net liability was approximately $1 million.
Information about the dedicated pension plans in Germany, India, Korea and the Netherlands, as well as plans transferred to us in 2014 and 2013 as part of the Separation, is provided in the tables below.
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us in 2014 and 2013):

88 |

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013
Change in benefit obligation:
Projected benefit obligation, beginning	$73	$39
Separation adjustments(a)	78	28
Changes in actuarial assumptions and other	17	(2)
Plan settlement	(38)	—
Adjustments for foreign currency translation	(7)	2
Other––net	6	6
Benefit obligation, ending	129	73
Change in plan assets:
Fair value of plan assets, beginning	45	35
Separation adjustments(a)	56	7
Actual return on plan assets	3	—
Company contributions	3	2
Plan settlement	(38)	—
Adjustments for foreign currency translation	(3)	2
Other––net	(3)	(1)
Fair value of plan assets, ending	63	45
Funded status—Projected benefit obligation in excess of plan assets at end of year(b)	$(66)	$(28)

(a)
Represents the benefit obligations and plan assets transferred to us in 2014 and 2013 (net obligation of approximately $22 million and 21 million, respectively) from Pfizer as part of the Separation, as described above.

(b)	Included in Other noncurrent liabilities.
Actuarial losses were approximately $33 million ($25 million net of tax) at December 31, 2014, and $10 million ($7 million net of tax) at December 31, 2013. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive income/(loss). At December 31, 2014, the actuarial losses included approximately $15 million ($11 million, net of tax) associated with the plans transferred to us from Pfizer during 2014. At December 31, 2013, the actuarial losses included approximately $4 million ($3 million net of tax) associated with the Netherlands plan. The actuarial loss associated with the Netherlands plan was recognized into net periodic benefit costs in full as a result of the termination of the insurance contract associated with the Netherlands plan in the first quarter of 2014. The remaining losses will be amortized into net periodic benefit costs over an average period of 13.5 years.
The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into 2015 net periodic benefit cost is approximately $2 million.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2014	2013
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$35	$37
Accumulated benefit obligation	73	58
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	63	42
Projected benefit obligation	129	70
Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us in 2014 and 2013):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Service cost	$4	$2	$1
Interest cost	2	3	2
Expected return on plan assets	(1)	(2)	(1)
Special termination benefits	1	—	—
Settlement loss	5	1	—
Net periodic benefit cost	$11	$4	$2

89 |

The settlement loss for the year ended December 31, 2014, includes a settlement charge of approximately $4 million (approximately $3 million, net of tax) associated with the 2012 sale of our Netherlands manufacturing facility. The pension assets associated with this plan were financed through an insurance contract for which the insurer was responsible for the investment of the plan assets. The active participants in the plan were transferred to the buyer at the time of sale and the plan liability associated with inactive participants remained with the insurance contract that was used to finance the plan. The insurance contract was also transferred to the buyer although we remained liable for the proportion of administrative costs that related to inactive members under the terms of this contract through December 31, 2013. Under the terms of the sale agreement, the contract was terminated on December 31, 2013 (fiscal year 2014 for our international operations), and the liability for benefits associated with this plan reverted in full to the insurance company.
Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us in 2014 and 2013):

	As of December 31,
(PERCENTAGES)	2014	2013	2012
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.8%	5.0%	4.6%
Rate of compensation increase	3.6%	4.4%	5.3%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	5.0%	4.6%	5.8%
Expected return on plan assets	4.0%	4.5%	3.6%
Rate of compensation increase	4.4%	5.3%	2.7%
The assumptions above are used to develop the benefit obligations at the end of the year and to develop the net periodic benefit cost for the following year. Therefore, the assumptions used to determine the net periodic benefit cost for each year are established at the end of each previous year, while the assumptions used to determine the benefit obligations are established at each year-end. The net periodic benefit cost and the benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The assumptions are revised based on an annual evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits. In 2013 and 2012, the calculation of the weighted average expected rate of compensation increase used to determine benefit obligations excluded the Netherlands plan as that plan had no active participants at December 31, 2013 and 2012 (the plan was terminated on December 31, 2013).
Actuarial and other assumptions for pension plans can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For a description of the risks associated with estimates and assumptions, see Note 4. Significant Accounting Policies—Estimates and Assumptions.
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2014	2013
Cash and cash equivalents	$1	$—
Equity securities: Equity commingled funds	27	7
Debt securities: Government bonds	26	31
Other investments	9	7
Total(a)	$63	$45

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

90 |

The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2014	2014	2013
Cash and cash equivalents	0-10%	2.1%	—%
Equity securities	0-50%	42.5%	14.2%
Debt securities	20-70%	41.3%	70.1%
Other investments	0-40%	14.1%	15.7%
Total	100%	100%	100%
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
We expect to contribute approximately $7 million to our dedicated pension plans in 2015. Benefit payments are expected to be approximately $3 million for 2015, $3 million for 2016, and $5 million for each of the next three years. Benefit payments are expected to be approximately $36 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2015 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
Multi-employer Plans
Pension expense associated with the Philippines pension plan and certain other international benefit plans accounted for as multi-employer plans and transferred to us from Pfizer in 2013 and 2014, was approximately $5 million in 2014, $7 million in 2013 and $6 million in 2012. Contributions to these plans were approximately $5 million in 2014 and $7 million per year in 2013 and 2012. We expect the Philippines plan to transfer to us in early 2015.
B. Postretirement Plans
Prior to the Separation from Pfizer, many of our employees were eligible to participate in postretirement plans sponsored by Pfizer. As discussed above, Pfizer is continuing to credit certain United States employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. retiree medical plans. Postretirement benefit expense associated with these U.S. retiree medical plans totaled approximately $4 million per year in 2014 and 2013 (inclusive of service cost grow-in benefits discussed above) and $17 million in 2012. The expected benefit payments for each of the next five years is approximately $4 million per year, and approximately $10 million in the aggregate over the remaining four years of the agreement with Pfizer.
Also prior to the Separation from Pfizer, employees in the United States who met certain eligibility requirements participated in a supplemental (non-qualified) savings plan sponsored by Pfizer. In 2013, Pfizer transferred the supplemental savings plan liability of approximately $14 million, cash of $9 million and a deferred tax asset of $5 million associated with employees transferred to us. Post-Separation, employees in the United States who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost of the supplemental savings plan was $3 million and $1 million in 2014 and 2013, respectively.
C. Defined Contribution Plans
Zoetis has a voluntary defined contribution plan (Zoetis Savings Plan) that allows participation by substantially all U. S. employees. Zoetis matches 100% of employee contributions, up to a maximum of 5% of each employee’s eligible compensation. The Zoetis Savings Plan also includes a profit-sharing feature that provides for an additional contribution ranging between 0 and 8 percent of each employee’s eligible compensation. All eligible employees receive the profit-sharing contribution regardless of the amount they choose to contribute to the Zoetis Savings Plan. The profit-sharing contribution is a discretionary amount provided by Zoetis and is determined on an annual basis. Employees can direct their contributions and the company's matching and profit-sharing contributions into any of the funds offered. These funds provide participants with a cross section of investing options, including the Zoetis stock fund. Through December 31, 2014, matching and profit-sharing contributions were funded through the issuance of Zoetis common stock.

91 |

Prior to the Separation from Pfizer, our U.S. employees were eligible to participate in Pfizer’s defined contribution plans, whereby employees contributed a portion of their salaries and bonuses to the plans, which was partially matched by Pfizer, largely in Pfizer stock or Pfizer stock units. The matching contributions in Pfizer stock were sourced through open market purchases.
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the U.S. defined contribution plans, totaled approximately $38 million in 2014, $35 million in 2013 and $20 million in 2012.

14.	Share-Based Payments
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
Twenty-five million shares of stock were approved and registered with the SEC for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2014, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 17 million shares.

A.	Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Stock options / stock appreciation rights	$18	$9	$—
RSUs / DSUs	14	9	—
Pfizer stock benefit plans—direct	—	25	28
Share-based compensation expense—direct	32	43	28
Share-based compensation expense—indirect	—	—	5
Share-based compensation expense—total	$32	$43	$33
Tax benefit for share-based compensation expense	(8)	(6)	(10)
Share-based compensation expense, net of tax	$24	$37	$23

B.	Stock Options
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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2014	2013
Expected dividend yield(a)	0.93%	1.00%
Risk-free interest rate(b)	2.01%	1.30%
Expected stock price volatility(c)	24.72%	28.21%
Expected term(d) (years)	6.5	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)	Determined using implied volatility.

(d)	Determined using expected exercise and post-vesting termination patterns.

92 |

The following table provides an analysis of stock option activity for the year ended December 31, 2014:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value(a)
	Shares	Per Share	(Years)	(MILLIONS)
Outstanding, December 31, 2013	2,879,564	$26.11
Granted	3,006,351	30.97
Exercised	(58,536)	26.00
Forfeited	(286,066)	29.75
Outstanding, December 31, 2014	5,541,313	$28.56	8.7	$66
Exercisable, December 31, 2014	63,751	$27.39	8.4	$1

(a)	Market price of underlying Zoetis common stock less exercise price.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2014	2013
Weighted-average grant date fair value per stock option	$8.01	$7.05
Aggregate intrinsic value on exercise	1	—
Cash received upon exercise	2	—
Tax benefits realized related to exercise	1	—
Total compensation cost related to nonvested stock options not yet recognized, pre-tax	17	11
Weighted-average period over which stock option compensation is expected to be recognized (years)	1.8	2.0

C.	Restricted Stock and Restricted Stock Units (RSUs)
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
The following table provides an analysis of RSU activity for the year ended December 31, 2014:

		Weighted-Average
		Grant Date Fair Value
	Shares	Per Share
Nonvested, December 31, 2013	949,370	$26.82
Granted	844,079	31.03
Vested	(58,306)	27.81
Reinvested dividend equivalents	10,545	28.92
Forfeited	(122,714)	28.77
Nonvested, December 31, 2014	1,622,974	$28.85
The follow table provides data related to RSU activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS)	2014	2013
Total compensation cost related to nonvested RSU awards not yet recognized, pre-tax	$24	$17
Weighted-average period over which RSU cost is expected to be recognized (years)	1.8	2.1

D.	Deferred Stock Units (DSUs)
DSUs, which are granted to non-employee Directors, represent the right to receive shares of our common stock at a future date. The DSU awards will be automatically settled and paid in shares (including fractional shares) within sixty days following the non-employee Director’s separation of service on the Board of Directors.

93 |

DSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. DSUs vest immediately as of the grant date and the values are expensed at the time of grant into Selling, general and administrative expenses.
For the years ended December 31, 2014 and 2013, Zoetis granted 36,256 and 34,804 DSUs, respectively, at a grant date weighted-average fair value of $30.89 and $28.15, respectively, per stock unit. As of December 31, 2014 and 2013, there were 71,727 and 35,024 DSUs outstanding, respectively, including dividend equivalents.

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

F.	Treatment of Outstanding Pfizer Equity Awards
Following the IPO, the equity awards previously granted to our employees by Pfizer continued to vest, and service with Zoetis counted as service with Pfizer for equity award purposes. On June 24, 2013, Pfizer completed the Exchange Offer whereby Pfizer disposed of all of its shares of Zoetis common stock owned by Pfizer. Pfizer accelerated the vesting of, and in some cases the settlement of, on a pro-rata basis, outstanding Pfizer RSUs, Total Shareholder Return Units (TSRUs) and Performance Share Awards (PSAs) previously granted to our employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the 2004 Pfizer Stock Plan and the applicable award agreements and any outstanding deferral elections. In addition, unvested Pfizer stock options previously granted to our employees accelerated in full, and our employees generally have the ability to exercise the stock options until the earlier of (i) June 23, 2016 (three years from Pfizer's completion of the Exchange Offer), (ii) termination of employment from Zoetis or (iii) the expiration date of the stock option. Zoetis employees who held Pfizer stock options and were retirement eligible as of June 24, 2013, will have the full term of the stock option to exercise.
The accelerated vesting of the outstanding Pfizer stock options, and the settlement, on a pro-rata basis, of other Pfizer equity awards, resulted in the recognition of additional expense for the year ended December 31, 2013, of $9 million, which is included in stock-based compensation. The unvested portion of Pfizer RSUs, TSRUs and PSAs were forfeited as of the completion of the Exchange Offer. In the third quarter of 2013, Zoetis made a cash payment of approximately $20 million to certain non-executive Zoetis employees, based on the value of the employees' forfeited Pfizer RSUs, TSRUs and PSAs (as applicable). This amount is included in the consolidated statement of income as additional compensation expense for the year ended December 31, 2013. Members of the Zoetis Executive Team did not receive a cash payment for any forfeited Pfizer RSUs, TSRUs and PSAs, but instead, in the third quarter of 2013, they were granted Zoetis RSUs which were equivalent in value and vest on the same date as their forfeited Pfizer RSUs, TSRUs and PSAs.

15.	Stockholders' Equity
Zoetis is authorized to issue 6,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock.
Changes in common shares and treasury stock were as follows:

(MILLIONS OF DOLLARS AND SHARES)	Common Shares Issued	Treasury Stock(a)	Cost of Treasury Stock
Balance, December 31, 2012	—	—	$—
IPO	500.000	—	—
Stock-based compensation	0.008	—	—
Defined contribution plan	—	—	—
Balance, December 31, 2013	500.008	—	—
Stock-based compensation	0.104	0.015	0.5
Defined contribution plans	1.230	—	—
Balance, December 31, 2014	501.342	0.015	$0.5

(a)
Treasury shares are reacquired from employees for withholding tax purposes in connection with the vesting and exercise of awards under our equity compensation plan. For additional information regarding share-based compensation, see Note 14. Share-Based Payments.

A. Share Repurchase Program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. There were no share repurchases under this program during the year ended December 31, 2014.
B. Shareholder Rights Plan
In November 2014, the company adopted a one-year shareholder rights plan. Under the plan, one preferred stock purchase right was distributed for each share of common stock held by stockholders of record on November 24, 2014. Under certain circumstances, the rights will become exercisable and each right will entitle stockholders to buy a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock of the company at an exercise price of $200 per unit. In general, the rights become exercisable at the close of business on the tenth business day following (i) public announcement that a person or group acquired 15% or more of our common stock or (ii) commencement or announcement of a

94 |

tender offer or exchange offer that would result in a person or group owning 15% or more of our common stock. The company is entitled to redeem the rights at $0.001 per right at any time prior to 10 business days following the announcement that a person or group has acquired 15% or more of our outstanding common stock. The rights will expire on November 16, 2015, unless the rights are earlier redeemed or exchanged by the company or terminated.
Subject to limited exceptions, if a person or group acquires 15% or more of the outstanding common stock of the company (including in the form of synthetic ownership through derivative positions), each right (other than those held by that person or group) will become exercisable and entitle its holder to purchase, at the right's then-current exercise price, a number of shares of common stock having a market value at that time of twice the right's exercise price. If the company is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors after the rights become exercisable, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of shares of the acquiring company's common stock having a market value at that time of twice the right's exercise price.
C. Accumulated other comprehensive income (loss)
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

	Currency Translation			Accumulated
	Adjustment	Benefit Plans		Other
	Net Unrealized	Actuarial		Comprehensive
(MILLIONS OF DOLLARS)	Losses	Gains/(Losses)		Loss
Balance, December 31, 2011	$(59)	$(6)		$(65)
Other comprehensive loss, net of tax	(93)	1		(92)
Balance, December 31, 2012	(152)	(5)		(157)
Other comprehensive loss, net of tax	(54)	(2)		(56)
Separation adjustments(a)	(6)	—		(6)
Balance, December 31, 2013	(212)	(7)		(219)
Other comprehensive loss, net of tax	(124)	(7)	(b)	(131)
Pension plan transfers from Pfizer Inc. (c)	—	(11)		(11)
Balance, December 31, 2014	$(336)	$(25)		$(361)

(a)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation.

(b)	Includes the 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility. See Note 13. Benefit Plans.

(c)
Relates to 2014 transfers of defined benefit pension plans from Pfizer Inc. and the reclassification from Additional Paid in Capital to Accumulated Other Comprehensive Loss. See Note 13. Benefit Plans.

16.	Earnings per Share
The weighted average shares outstanding for both basic and diluted earnings per share for the year ended December 31, 2012, was calculated using an aggregate of 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO. There were no Zoetis RSUs, stock options or performance shares outstanding prior to the IPO.
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2014	2013	2012
Numerator
Net income before allocation to noncontrolling interests	$587	$503	$436
Net income/(loss) attributable to noncontrolling interests	4	(1)	—
Net income attributable to Zoetis Inc.	$583	$504	$436
Denominator
Weighted-average common shares outstanding	501.055	500.002	500.000
Common stock equivalents: stock options, RSUs and DSUs	0.970	0.315
Weighted-average common and potential dilutive shares outstanding	502.025	500.317	500.000
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.16	$1.01	$0.87
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.16	$1.01	$0.87
As of December 31, 2014 and 2013, the number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis.

95 |

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
PregSure®
We have received in total approximately 240 claims in Europe and New Zealand seeking damages related to calves claimed to have died of Bovine Neonatal Pancytopenia (BNP) on farms where PregSure BVD, a vaccine against Bovine Virus Diarrhea (BVD), was used. BNP is a rare syndrome that first emerged in cattle in Europe in 2006. Studies of BNP suggest a potential association between the administration of PregSure and the development of BNP, although no causal connection has been established. The cause of BNP is not known.

96 |

In 2010, we voluntarily stopped sales of PregSure BVD in Europe, and recalled the product at wholesalers while investigations into possible causes of BNP continued. In 2011, after incidences of BNP were reported in New Zealand, we voluntarily withdrew the marketing authorization for PregSure throughout the world.
We have settled approximately half of these claims for amounts that are not material individually or in the aggregate. Investigations into possible causes of BNP continue and these settlements may not be representative of any future claims resolutions.
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
In early August 2013, new labor claims were filed against FDSAL as well as 57 other companies. These claims were filed by 30 employees of the local waste incineration facility that was used by FDSAL and the 57 other companies. The employees of the incineration facility allege that FDSAL and the other users of the facility are severally liable for health injuries suffered in connection with plaintiffs' employment at the waste site. Based on legal precedent, it is possible that FDSAL may be considered a liable party. The plaintiffs' lawyers presented a motion for discontinuance of these 30 labor claims during the hearing held on December 9, 2013, because (i) not all defendants had been summoned which would generate delays in the proceedings and preliminaries of lawsuits' dismissal; and (ii) the pieces of evidence for each claim shall be more concentrated. The court dismissed the cases on the same date.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.
C. Purchase Commitments
As of December 31, 2014, we have agreements totaling $81 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing and information technology services.

97 |

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
E. Commitments under Operating Leases
We have facilities, vehicles and office equipment under various non-cancellable operating leases with third parties. Total rent expense, net of sublease rental income, was approximately $29 million in 2014, $32 million in 2013 and $17 million in 2012.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2014, follow:

						After
(MILLIONS OF DOLLARS)	2015	2016	2017	2018	2019	2019	Total
Maturities	$27	$23	$17	$12	$8	$17	$104

18.	Segment, Geographic and Other Revenue Information

A.	Segment Information
In the first quarter of 2014, we realigned our segment reporting with respect to our CSS organization, which provides contract manufacturing services to third parties, to reflect how our chief operating decision maker currently evaluates our financial results. The revenue and earnings associated with CSS are now reported within Other business activities, separate from our four reportable segments. In 2013 and 2012, CSS results were reported in the EuAfME segment. The current presentation of segments is more reflective of our commercial business since CSS operates differently from our commercial operations within the geographic segments. CSS revenue for 2013 was $53 million (livestock - $15 million; companion animal - $38 million). CSS revenue for 2012 was $28 million (livestock - $11 million; companion animal - $17 million) CSS earnings (loss) for 2013 and 2012 were $8 million and $(1) million, respectively. We have revised our segment results presented herein to reflect this new segment structure, including for the comparable 2013 and 2012 periods.
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

98 |

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
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities, includes our CSS contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the respective regional segment.

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.6 billion at both December 31, 2014 and 2013.

99 |

Selected Statement of Income Information

			Depreciation
(MILLIONS OF DOLLARS)	Revenue(a)	Earnings(b)	and Amortization(c)
Year Ended December 31, 2014
U.S.	$2,059	$1,176	$33
EuAfME	1,141	437	20
CLAR	815	310	13
APAC	720	278	17
Total reportable segments	4,735	2,201	83
Other business activities(d)	50	(314)	28
Reconciling Items:
Corporate(e)	—	(571)	31
Purchase accounting adjustments(f)	—	(51)	51
Acquisition-related costs(g)	—	(8)	—
Certain significant items(h)	—	(205)	5
Other unallocated(i)	—	(232)	6
	$4,785	$820	$204

Year Ended December 31, 2013
U.S.	$1,902	$1,045	$43
EuAfME	1,115	412	22
CLAR	778	266	18
APAC	713	271	13
Total reportable segments	4,508	1,994	96
Other business activities(d)	53	(312)	28
Reconciling Items:
Corporate(e)	—	(567)	23
Purchase accounting adjustments(f)	—	(48)	48
Acquisition-related costs(g)	—	(22)	—
Certain significant items(h)	—	(240)	5
Other unallocated(i)	—	(115)	9
	$4,561	$690	$209

Year Ended December 31, 2012
U.S.	$1,776	$921	$28
EuAfME	1,068	376	27
CLAR	769	253	23
APAC	695	236	17
Total reportable segments	4,308	1,786	95
Other business activities(d)	28	(276)	17
Reconciling Items:
Corporate(e)	—	(506)	25
Purchase accounting adjustments(f)	—	(52)	52
Acquisition-related costs(g)	—	(53)	10
Certain significant items(h)	—	(96)	1
Other unallocated(i)	—	(93)	—
	$4,336	$710	$200

(a)	Revenue denominated in euros were $710 million in 2014, $693 million in 2013, and $639 million in 2012.

(b)	Defined as income before provision for taxes on income.

(c)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(d)	Other business activities reflects R&D costs managed by our Research and Development organization and not allocated to the operating segments, as well as our contract manufacturing business.

100 |

(e)	Corporate includes, among other things, administration expenses, interest expense, certain compensation and other costs not charged to our operating segments.

(f)	Purchase accounting adjustments include certain charges related to intangible assets, property, plant and equipment not charged to our operating segments.

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

•
For 2014, certain significant items primarily includes: (i) Zoetis stand-up costs of $168 million; (ii) charges related to a commercial settlement in Mexico of $13 million, partially offset by the insurance recovery of $1 million; (iii) restructuring charges of $12 million related to employee termination costs in EuAfME and $6 million related to employee termination costs in our global manufacturing operations, partially offset by a $2 million benefit related to the reversal of a previously established reserve as a result of a change in estimate of employee termination costs; (iv) intangible asset impairment charges related to an IPR&D project acquired with the FDAH acquisition in 2009 of $6 million; (v) costs of $5 million due to unusual investor-related activities; (vi) the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture of $3 million income, and the net gain on the government-mandated sale of certain product rights in Argentina that were acquired with the FDAH acquisition in 2009 of $2 million income; (vii) additional depreciation associated with asset restructuring of $1 million; (viii) a pension plan settlement charge related to a divestiture of a manufacturing plant of $4 million; and (ix) an insurance recovery of other litigation related charges of $2 million income. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs.

•
For 2013, certain significant items includes: (i) Zoetis stand-up costs of $206 million; (ii) $20 million income primarily related to a reversal of certain employee termination expenses, partially offset by restructuring charges related to exiting certain manufacturing and research facilities; (iii) $6 million income on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009; (iv) asset impairment charges associated with asset restructuring of $19 million; (v) additional depreciation associated with asset restructuring of $8 million; (vi) write-offs of inventory and intercompany accounts that were transferred to us as part of the Separation from Pfizer of $24 million; and (vii) litigation-related charges of $5 million.

•
In 2012, certain significant items includes: (i) $115 million for restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition; (ii) $14 million income related to a favorable legal settlement for an intellectual property matter; and (iii) $4 million income due to a change in estimate related to transitional manufacturing purchase agreements associated with divestitures.

(i)	Includes overhead expenses associated with our manufacturing operations.
B. Geographic Information
Revenue exceeded $100 million in each of nine countries outside the United States in 2014, and in each of eight countries outside the United States in 2013 and 2012. The United States was the only country to contribute more than 10% of total revenue in each year.
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2014	2013
U.S.	$867	$827
EuAfME	217	233
CLAR	104	114
APAC	130	121
Property, plant and equipment, less accumulated depreciation	$1,318	$1,295

C.	Other Revenue Information
Significant Customers
We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. We sell our companion animal products primarily to veterinarians who then sell the products to pet owners. In 2014 and 2013, sales to our largest U.S. veterinary distributor represented approximately 11% of total revenue. No single customer accounts for 10% or more of our total revenue in 2012.

101 |

Revenue by Species
Significant species revenue are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Livestock:
Cattle	$1,747	$1,628	$1,603
Swine	695	652	592
Poultry	568	551	506
Other	93	85	94
	3,103	2,916	2,795
Companion Animal:
Equine	182	179	185
Dogs and Cats	1,450	1,413	1,328
	1,632	1,592	1,513

Contract Manufacturing	50	53	28

Total revenue	$4,785	$4,561	$4,336
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2014	2013	2012
Anti-infectives	$1,398	$1,295	$1,268
Vaccines	1,212	1,189	1,108
Parasiticides	708	691	675
Medicated feed additives	479	446	403
Other pharmaceuticals	783	739	710
Other non-pharmaceuticals	155	148	144
Contract manufacturing	50	53	28
Total revenue	$4,785	$4,561	$4,336

19.	Transactions and Agreements with Pfizer
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
In the pre-Separation period, Pfizer provided significant corporate, manufacturing and shared services functions and resources to us. Our combined financial statements as of and for the year ended December 31, 2013, respectively, reflect an allocation of these costs. For further information about the cost allocations for these services and resources, see Note 3A. Basis of Presentation: Basis of Presentation Prior to the Separation. Management believes that these allocations are a reasonable reflection of the services received. However, these allocations may not reflect the expenses that would have been incurred if we had operated as an independent public company for the period presented.
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

102 |

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

•
Environmental matters agreement. This agreement governs the performance of remedial actions for liabilities allocated to each party under the global separation agreement; addresses our substitution for Pfizer with respect to animal health assets and remedial actions allocated to us (including substitution related to, for example, permits, financial assurances and consent orders); allows our conditional use of Pfizer's consultants and contractors to assist in the conduct of remedial actions; and addresses the exchange of related information between the parties. The agreement also sets forth standards of conduct for remedial activities at the co-located facilities: Guarulhos, Brazil; Catania, Italy; Hsinchu, Taiwan; and Kalamazoo, Michigan, in the United States. In addition, the agreement sets forth site-specific terms to govern conduct at several of these co-located facilities.

•	Screening services agreement. This agreement requires us to provide certain high throughput screening services to Pfizer's R&D organization for which Pfizer pays to us agreed-upon fees.

•
Intellectual property license agreements. Under these agreements (i) Pfizer and certain of its affiliates licensed to us and certain of our affiliates the right to use certain intellectual property rights in the animal health field; (ii) we licensed to Pfizer and certain of its affiliates certain rights to intellectual property in all fields outside the animal health field; and (iii) Pfizer granted us rights with respect to certain trademarks and copyrighted works.

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

•
Manufacturing Facilities. Our global manufacturing network consists of 13 “anchor” manufacturing sites and 14 “satellite” manufacturing sites. Ownership of, or the existing leasehold interest in, these facilities were conveyed to us by Pfizer as part of the Separation. Among these 27 manufacturing sites is our facility in Guarulhos, Brazil, which we leased back to Pfizer. Certain of our products are currently manufactured at 11 manufacturing sites that were retained by Pfizer. The products manufactured by Pfizer at these sites and at our Guarulhos, Brazil facility continue to be supplied to us under the terms of a manufacturing and supply agreement we entered into with Pfizer.

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

103 |

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
In 2014, Zoetis and Pfizer entered into an agreement whereby Pfizer agreed to transfer certain product registration and application rights associated with our operations in Indonesia. The fair value of these rights, as agreed by both parties, was $8 million, payable by Zoetis to Pfizer in four annual installments of $2 million each, beginning in October 2014. At December 31, 2014, the fair value of these indefinite-lived intangible assets of approximately $8 million was included in Identifiable intangible assets, less accumulated amortization and the remaining payable to Pfizer was included in Other current liabilities ($2 million) and Other noncurrent liabilities ($4 million).
At December 31, 2014 and 2013, $24 million and $121 million, respectively, was included in Accounts receivable as receivable from Pfizer, and $42 million and $181 million, respectively, was included in Accounts Payable as payable to Pfizer.
We remained part of Pfizer's consolidated U.S. tax returns until we fully separated on June 24, 2013, and therefore reflected 2013 U.S. income taxes payable of $31 million as a payable to Pfizer in Accrued expenses as of December 31, 2013.

104 |

20.    Selected Quarterly Financial Data (Unaudited)

(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	FIRST	SECOND	THIRD	FOURTH
2014:
Revenue	$1,097	$1,158	$1,210	$1,320
Costs and expenses(a)	867	953	970	1,150
Restructuring charges and certain acquisition-related costs	3	5	2	15
Income before provision for taxes on income	227	200	238	155
Provision for taxes on income	72	61	71	29
Net income before allocation to noncontrolling interests	155	139	167	126
Net income/(loss) attributable to noncontrolling interests	—	3	1	—
Net income/(loss) attributable to Zoetis	$155	$136	$166	$126
Earnings per common share--basic(b)	$0.31	$0.27	$0.33	$0.25
Earnings per common share--diluted(b)	$0.31	$0.27	$0.33	$0.25
2013:
Revenue	$1,090	$1,114	$1,103	$1,254
Costs and expenses(a)	891	947	915	1,092
Restructuring charges and certain acquisition-related costs	7	(20)	3	36
Income before provision for taxes on income	192	187	185	126
Provision for taxes on income	52	59	54	22
Net income before allocation to noncontrolling interests	140	128	131	104
Net income/(loss) attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to Zoetis	$140	$128	$131	$105
Earnings per common share--basic(b)	$0.28	$0.26	$0.26	$0.21
Earnings per common share--diluted(b)	$0.28	$0.26	$0.26	$0.21

(a)	Costs and expenses in the fourth quarter reflect seasonal trends as well as specific costs associated with the build-up of our capabilities as an independent company.

(b)
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

21.	Subsequent Events
Effective February 3, 2015, William F. Doyle entered into an indemnification agreement with the company on the company’s standard form of indemnification agreement for officers and directors. A copy of the company’s form of indemnification agreement was previously filed by the company as Exhibit 10.19 to Amendment No. 4 to the company’s Registration Statement on Form S-1 (File No. 333-183254), as originally filed with the Securities and Exchange Commission on August 13, 2012, as subsequently amended.
On February 10, 2015, after satisfying all customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, we completed the purchase of certain assets of Abbott Animal Health. The purchase price includes a $230 million cash payment on the date of closing and a contingent payment of $25 million to be paid within one year of closing if certain product supply conditions are met. Abbott Animal Health is a companion animal health business focused on the veterinary surgical suite. The final allocation of the purchase price amongst assets, liabilities and goodwill is subject to final valuation.

105 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,				Balance,
	Beginning of				End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions		Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$31	$5	$(4)		$32

Year Ended December 31, 2013
Allowance for doubtful accounts	49	6	(24)	(a)	31

Year Ended December 31, 2012
Allowance for doubtful accounts	29	23	(3)		49

(a) Primarily reflects Separation Adjustments (see Notes to Consolidated and Combined Financial Statements—Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer— Adjustments Associated with the Separation) as well as an adjustment related to improved accounts receivable collection experience.

106 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2014, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
Item 9B. Other Information.
None.

107 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2015 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2015 Proxy Statement. Information about Zoetis Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Corporate Governance at Zoetis in our 2015 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2015 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2015 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2015 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2015 Proxy Statement.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2015 Proxy Statement.
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
In connection with the IPO and the Separation, we and Pfizer entered into, certain agreements that provide a framework for our ongoing relationship with Pfizer. Of the agreements summarized below, the material agreements are filed as exhibits to this 2014 Annual Report, and the summaries of these agreements set forth the terms of the agreements that we believe are material. The summaries below are qualified in their entirety by reference to the full text of such agreements.
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

108 |

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
We pay Pfizer mutually agreed-upon fees for the Pfizer services, which are based on Pfizer's costs of providing the Pfizer services. During the two years following the completion of the IPO (from February 6, 2013, through February 5, 2015), the markup for these services was 0% and, for the remainder of the term of the agreement, Pfizer may introduce a markup of 7%. For the services which Pfizer continues to provide to Zoetis under this agreement, a 7% markup will apply for the remainder of 2015. We are able to request good faith negotiations of the applicable fees if we believe that the fees materially overcompensate Pfizer for any of the Pfizer services and Pfizer has reciprocal rights if it believes the fees materially under compensate Pfizer. Third-party costs are passed through to us at Pfizer's or its affiliates' cost.
Under the agreement we are able to use the Pfizer services for a fixed term established on a service-by-service basis. However, we generally have the right to terminate a service earlier if we give notice to Pfizer. Partial reduction in the provision of any service requires Pfizer's consent. In addition, either party is able to terminate the agreement due to a material breach of the other party, subject to limited cure periods.
In addition, we may, from time to time, agree to provide to Pfizer certain limited reverse transitional services with respect to the continued use of certain assets or resources that Pfizer conveyed to us prior to the completion of the IPO. To the extent such services are provided, Pfizer will pay us a mutually agreed-upon fee for these services, which fee will be based on our costs of providing the service to Pfizer.
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

109 |

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

110 |

Pfizer will own all intellectual property invented or generated under the agreement (subject to any third-party rights) and will have sole discretion regarding filing, prosecuting and maintaining such intellectual property, subject to our rights, in certain instances, to request that Pfizer file or continue to maintain patents at our cost. Pfizer will have sole discretion regarding enforcement of any intellectual property licensed to us under the agreement.
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
Benefit plans generally. Prior to the completion of the IPO, except to the extent provided in respect of certain jurisdictions, we became a participating employer in the Pfizer benefit plans (including legacy King Pharmaceuticals, Inc. benefit plans where applicable). We ceased to be a participating employer in the Pfizer plans and adopted our own benefit plans on the “Plan Transition Date,” which was a date following the completion of the IPO, which was determined by the parties, and which varied by benefit plan and by country. An appropriate allocation of our costs incurred under Pfizer benefit plans prior to the Plan Transition Date was charged back to Zoetis. The only exception to this is in Japan, where we participate with other employers in multiemployer plans administered by Pfizer. For these plans, we are charged for the appropriate allocation of the multiemployer plan costs.
Credited service. In general, our employee benefit plans recognize service at Pfizer for those colleagues who were employed by Zoetis as of June 24, 2013, except as otherwise specified in the employee matters agreement.
Defined benefit and retiree medical plans. Our employees ceased to participate in the Pfizer U.S. qualified defined benefit pension plan and the U.S. retiree medical plan effective December 31, 2012, and liabilities allocable to our employees under such plans were retained by Pfizer. Our employees under the U.S. qualified defined benefit pension plan became 100% vested in their accrued benefits as of December 31, 2012. Pfizer will continue crediting certain employees' service with us generally through December 31, 2017 (or termination of employment from us, if earlier), for certain early retirement benefits with respect to the defined benefit pension plan, and for plan eligibility with respect to the retiree medical plan. Outside the United States, Pfizer transferred to us its defined benefit plan pension assets and liabilities associated with the employees transferring to us in certain countries as described in the applicable local separation agreements. In certain countries, liabilities with respect to past service with Pfizer were retained by Pfizer.

111 |

Nonqualified defined benefit pension plans. We ceased to be a participating employer in the Pfizer U.S. nonqualified defined benefit pension plans on December 31, 2012, and Pfizer will continue crediting certain employees' service with us through December 31, 2017 (or termination of employment from us if earlier), for certain early retirement benefits. Our employees under the U.S. nonqualified defined benefit pension plan became 100% vested in their accrued benefits as of December 31, 2012. Pfizer has retained the liabilities allocable to our employees under the U.S. nonqualified pension plans.
Defined contribution plans. The employee matters agreement provided for the transfer from the U.S. Pfizer qualified defined contribution plan to a U.S. Zoetis qualified defined contribution plan on the Plan Transition Date, with assets and liabilities allocable to the participants who transferred to us. Our employees under the Pfizer qualified defined contribution benefit plan were 100% vested in their account balances as of the Plan Transition Date. Outside the United States, Pfizer transferred to our defined contribution plans assets and liabilities allocable to the employees transferring to us in the certain countries as described in any applicable local separation agreement.
Deferred compensation plans. With respect to the supplemental savings plan in the United States, Pfizer transferred liabilities allocable to the employees who transferred to us as described in the employee matters agreement. Liabilities allocable to our employees under other Pfizer nonqualified plans will be retained by Pfizer.
Health and welfare plans. Generally, we have established or continued (or assumed the obligation of contributing to) health and welfare plans or arrangements in every country where we have employees. Health and welfare liabilities allocable to our employees prior to the Plan Transition Date were retained by Pfizer and the allocated cost for these plans were charged to us.
Master manufacturing and supply agreements
We entered into two master manufacturing and supply agreements with Pfizer. Under the first of these agreements, Pfizer manufactures and supplies us with animal health products, which we refer to as the “Pfizer-supplied products.” Under the second agreement, we manufacture and supply Pfizer with human health products, which we refer to as the “Zoetis-supplied products.” Only our Kalamazoo manufacturing site manufactures Zoetis-supplied products. Following the termination of the lease agreements related to our Guarulhos manufacturing site and subject to the receipt of various regulatory approvals in Brazil, the parties may agree that the Guarulhos site may also manufacture Zoetis-supplied products pursuant to this second agreement. See "—Brazil lease agreements." We do not expect that any of our other sites will manufacture products for Pfizer.
Under the agreement related to the Pfizer-supplied products, our supply price is Pfizer's costs plus a percentage markup. Subject to limited exceptions, during the two years following the completion of the IPO (from February 6, 2013, through February 5, 2015), the markup was 0% and, for the remainder of the term of the agreement, the markup will be 15%. The cost of each Pfizer-supplied product is subject to annual review. The agreement related to the Zoetis-supplied products contains reciprocal payment provisions pursuant to which Pfizer makes payments related to the Zoetis supplied products.
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
Intellectual property license agreements
Immediately prior the completion of the IPO, we entered into a patent and know-how license agreements with Pfizer, pursuant to which: (i) Pfizer and certain of its affiliates have licensed to us and certain of our affiliates the right to use certain intellectual property rights in the animal health field; and (ii) we have licensed to Pfizer and certain of its affiliates certain rights to intellectual property in all fields outside the animal health field.
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

112 |

have been granted a royalty-free, fully paid-up, sublicensable (subject to certain restrictions) non-exclusive, worldwide license for the animal health field to certain know-how that is not compound-related or product-related.
Pfizer also granted us a sublicense of certain third-party intellectual property for use in the animal health field, the terms of which are royalty-free and fully paid-up as between us and Pfizer, but otherwise vary based on each third-party agreement. With respect to certain of such third-party intellectual property, Pfizer will have a right of first negotiation with us for an exclusive license to improvements to such third-party intellectual property and related patents that we own.
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
Pfizer will have the right to enforce against third-party infringements all patents licensed to us and patents that it may later assign to us if the infringement is within the scope of Pfizer's license to such assigned patents, unless Pfizer does not pay for certain prosecution and maintenance costs and the patents are exclusively licensed or assigned to us, in which case, we will have rights to enforce such patents against third-party infringements within the scope of our exclusive rights. We also will have the right to enforce new patents that we file and own.
The agreement expires, with respect to licensed patents, upon expiration of the last to expire patent right that Pfizer owns, with respect to third party intellectual property, upon expiration or termination of the agreement pursuant to which such third-party intellectual property is licensed to Pfizer and with respect to know-how that Pfizer owns, upon the thirtieth anniversary of the agreement. Upon expiration of the agreement in its entirety, our licenses to know-how owned by Pfizer convert to fully paid-up, perpetual licenses. We are able to terminate the agreement in whole or in part upon prior written notice to Pfizer. In the event of either party's uncured material breach, the other party is able to terminate the agreement. The agreement also provides that insolvency of either party and the occurrence of certain other events related to each party's bankruptcy or indebtedness will also result in automatic termination. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or in limited instances, subject to Pfizer's right to terminate such license at will. Pfizer also has the ability to terminate any third-party agreements under which it is sublicensing rights to us.
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
The agreement expires, with respect to licensed patents that we own, upon the expiration of the last to expire patent right, with respect to third-party intellectual property, upon the expiration or termination of the agreement pursuant to which such third-party intellectual property is licensed to us and with respect to know-how that we own, upon the thirtieth anniversary of the agreement. Upon expiration of the agreement in its entirety, Pfizer's licenses to any know-how owned by us will convert to fully paid-up, perpetual licenses. Pfizer is able to terminate the agreement in whole or in part upon prior notice to us. In the event of either party's uncured material breach, the other party is be able to terminate the agreement. The agreement also provides that the insolvency of either party and the occurrence of certain other events related to bankruptcy or indebtedness will also result in automatic termination. Upon termination of the agreement, all licenses terminate.
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

113 |

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
Each of the agreements between us and Pfizer and its subsidiaries that have been entered into prior to the completion of the IPO, and any transactions contemplated thereby, have been deemed to be approved and not subject to the terms of such policy. If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to the Chair of our Corporate Governance Committee (for purposes of this section only, we refer to the Corporate Governance Committee as the “Committee”). The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Committee. In approving or rejecting such proposed transactions, the Committee is required to consider relevant facts and circumstances. The Committee will approve only those transactions that, in light of known circumstances, are deemed to be in our best interests. In the event that any member of the Committee is not a disinterested person with respect to the related person transaction under review, that member will be excluded from the review and approval or rejection of such related person transaction; provided, however, that such Committee member may be counted in determining the presence of a quorum at the meeting of the Committee at which such transaction is considered. If we become aware of an existing related person transaction which has not been approved under the policy, the matter will be referred to the Committee. The Committee will evaluate all options available, including ratification, revision or termination of such transaction. In the event that management determines that it is impractical or undesirable to wait until a meeting of the Committee to consummate a related person transaction, the Chair of the Committee may approve such transaction in accordance with the related person transaction approval policy. Any such approval must be reported to the Committee at its next regularly scheduled meeting.

114 |

A copy of our related person transaction approval policy is available on our website.
Director Independence
Eight of our directors (William F. Doyle, Michael B. McCallister, Sanjay Khosla, Gregory Norden, Louise M. Parent, Willie M. Reed, Robert W. Scully and William C. Steere, Jr.) are independent under the applicable rules of the NYSE and the Exchange Act.
Item 14. Principal Accounting Fees and Services.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2014 and 2013 is incorporated by reference from the discussion under the heading Item 3—Ratification of Independent Registered Public Accounting Firm in our 2015 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Independent Registered Public Accounting Firm.

115 |

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following entire exhibits are included:

A.	(1) The financial statements and notes to financial statements are filed as part of this report in Item 8. Financial Statements and Supplementary Data.
(2)    The financial statement schedule is listed in the Index to Financial Statements.
(3)    The exhibits are listed in the Index to Exhibits.

116 |

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

Name	Title	Date

/S/ JUAN RAMÓN ALAIX	Chief Executive Officer and Director	February 27, 2015
Juan Ramón Alaix	(Principal Executive Officer)

/S/ PAUL S. HERENDEEN	Executive Vice President and	February 27, 2015
Paul S. Herendeen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 27, 2015
Michael B. McCallister

/S/ FRANK A. D'AMELIO	Director	February 27, 2015
Frank A. D’Amelio

/S/ WILLIAM F. DOYLE	Director	February 27, 2015
William F. Doyle

/S/ SANJAY KHOSLA	Director	February 27, 2015
Sanjay Khosla

/s/ GREGORY NORDEN	Director	February 27, 2015
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 27, 2015
Louise M. Parent

/S/ WILLIE M. REED	Director	February 27, 2015
Willie M. Reed

/s/ ROBERT W. SCULLY	Director	February 27, 2015
Robert W. Scully

/S/ WILLIAM C. STEERE, JR.	Director	February 27, 2015
William C. Steere, Jr.

117 |

The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Quarterly
Report on Form 10-Q filed on November 10, 2014)
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2012 Annual
Report on Form 10-K filed on March 28, 2013)
Exhibit 3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Zoetis Inc. filed with the Secretary of State of the State of Delaware on November 17, 2014 (incorporate by reference to Exhibit 3.1 to Zoetis Inc.’s Current Report on Form 8-K filed on November 17, 2014)
Exhibit 4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Zoetis Inc.’s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Form of 1.150% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.5	Form of 1.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.5 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.6	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.6 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.7	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.7 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.8	Rights Agreement, dated November 14, 2014, between Zoetis Inc. and Computershare Trust Company, N.A., as Rights Agent,
including the form of Certificate of Designation as Exhibit A, the form of Rights Certificate as Exhibit B and the form of Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Zoetis Inc.’s
Current Report on Form 8-K filed on November 17, 2014)
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.2	Transitional Services Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.3	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.4	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)
Exhibit 10.5	Employee Matters Agreement (incorporated by reference to Exhibit 10.5 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 10.6	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.7	Pfizer Inc. Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments
(incorporated by reference to Exhibit 10.7 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.8	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)
Exhibit 10.9	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)

118 |

Exhibit 10.10	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.11	Private Instrument of Non Residential Lease Agreement and Others, dated September 28, 2012, by and between PAH Brasil
Participações Ltda. and Laboratórios Pfizer Ltda. (incorporated by reference to Exhibit 10.11 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.12	Private Instrument of Lease Agreement Movable Assets and Others, dated September 28, 2012, by and between PAH Brasil
Participações Ltda. and Laboratórios Pfizer Ltda. (incorporated by reference to Exhibit 10.12 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.14	Master Manufacturing and Supply Agreement, dated October 1, 2012, by and between Pfizer Inc. and Zoetis Inc. (Pfizer as as manufacturer) (incorporated by reference to Exhibit 10.14 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 10.15	Registration Rights Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.15 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.16	Zoetis Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013)*
Exhibit 10.17	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013)*
Exhibit 10.18	Revolving Credit Agreement, dated as of December 21, 2012, among Zoetis Inc., the lenders named therein and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.19	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.20	Registration Rights Agreement, dated as of January 28, 2013, by and among Zoetis Inc. and Merrill Lynch, Pierce, Fenner &
Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.20 of Zoetis Inc.'s registration statement on Form
S-1 (File No. 333-183254))
Exhibit 10.21	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013)*
Exhibit 10.22	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013)*
Exhibit 10.23	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.22 on Form 10-K filed on March 28, 2013)*
Exhibit 10.24	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013)*
Exhibit 10.25	Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s
Current Report on Form 8-K filed on May 7, 2013)*
Exhibit 10.26	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013)*
Exhibit 10.27	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014*
Exhibit 10.28	Severance and Release Agreement between the Registrant and Richard A. Passov, effective April 21, 2014
(incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2014)*
Exhibit 10.29	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014)*
Exhibit 10.30	Offer Letter between Zoetis Inc. and Paul Herendeen, dated July 31, 2014 (incorporated by reference to Exhibit 10.3

119 |

to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
Exhibit 10.31	Letter Agreement, dated as of February 3, 2015, by and among Zoetis and Pershing Square Capital Management, L.P.
and certain affiliates thereof and Sachem Head Capital Management LP and certain affiliates thereof (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on February 4, 2015
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges †
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith
*	Management contracts or compensatory plans or arrangements

120 |