Form 10-Q
period 2015-03-29
Zoetis Inc.
filed 2015-05-07
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
At May 1, 2015, there were 499,964,316 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2015	2014
Revenue	$1,102	$1,097
Costs and expenses:
Cost of sales(a)	394	379
Selling, general and administrative expenses(a)	354	356
Research and development expenses(a)	80	87
Amortization of intangible assets(a)	15	15
Restructuring charges and certain acquisition-related costs	1	3
Interest expense, net of capitalized interest	28	29
Other (income)/deductions—net	—	1
Income before provision for taxes on income	230	227
Provision for taxes on income	65	72
Net income before allocation to noncontrolling interests	165	155
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$165	$155
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.33	$0.31
Diluted	$0.33	$0.31
Weighted-average common shares outstanding:
Basic	501.146	500.231
Diluted	503.224	500.702
Dividends declared per common share	$0.083	$0.072

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Net income before allocation to noncontrolling interests	$165	$155
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments, net	(118)	(11)
Benefit plans: Actuarial gains, net(a)	1	—
Plan settlement, net(b)	—	3
Total other comprehensive loss, net of tax	(117)	(8)
Comprehensive income before allocation to noncontrolling interests	48	147
Less: Comprehensive income attributable to noncontrolling interests	1	—
Comprehensive income attributable to Zoetis Inc.	$47	$147

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 31,
	2015	2014
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$559	$882
Accounts receivable, less allowance for doubtful accounts of $31 in 2015 and $32 in 2014	905	980
Inventories	1,346	1,289
Current deferred tax assets	87	109
Other current assets	213	205
Total current assets	3,110	3,465
Property, plant and equipment, less accumulated depreciation of $1,155 in 2015 and $1,145 in 2014	1,301	1,318
Goodwill	1,169	976
Identifiable intangible assets, less accumulated amortization	735	727
Noncurrent deferred tax assets	57	54
Other noncurrent assets	58	67
Total assets	$6,430	$6,607

Liabilities and Equity
Short-term borrowings	$2	$7
Current portion of long-term debt	400	—
Accounts payable	256	290
Dividends payable	42	42
Accrued expenses	426	475
Accrued compensation and related items	173	238
Income taxes payable	41	26
Other current liabilities	30	8
Total current liabilities	1,370	1,086
Long-term debt	3,243	3,643
Noncurrent deferred tax liabilities	256	277
Other taxes payable	57	57
Other noncurrent liabilities	199	207
Total liabilities	5,125	5,270
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,454,917 and 501,342,267 shares issued; 500,367,604 and 501,327,524 shares outstanding at March 29, 2015, and December 31, 2014, respectively	5	5
Treasury stock, at cost, 1,087,313 and 14,743 shares of common stock at March 29, 2015, and December 31, 2014, respectively	(49)	—
Additional paid-in capital	969	958
Retained earnings	832	709
Accumulated other comprehensive loss	(479)	(361)
Total Zoetis Inc. equity	1,278	1,311
Equity attributable to noncontrolling interests	27	26
Total equity	1,305	1,337
Total liabilities and equity	$6,430	$6,607

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2013	$5	$—	$878	$276	$(219)	$22	$962
Three months ended March 30, 2014
Net income	—	—	—	155	—	—	155
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Share-based compensation awards(b)	—	—	5	—	—	—	5
Defined contribution plans transactions(c)	—	—	21	—	—	—	21
Pension plan transfer from Pfizer Inc.(d)	—	—	2	—	(2)	—	—
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	—	—	—	—
Dividends declared	—	—	—	(36)	—	—	(36)
Balance, March 30, 2014	$5	$—	$906	$395	$(229)	$22	$1,099

Balance, December 31, 2014	$5	$—	$958	$709	$(361)	$26	$1,337
Three months ended March 29, 2015
Net income	—	—	—	165	—	—	165
Other comprehensive loss	—	—	—	—	(118)	1	(117)
Share-based compensation awards (b)	—	(2)	10	—	—	—	8
Treasury stock acquired(f)	—	(47)	—	—	—	—	(47)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(42)	—	—	(42)
Balance, March 29, 2015	$5	$(49)	$969	$832	$(479)	$27	$1,305

(a)
As of March 29, 2015, and March 30, 2014, there were 500,367,604 and 500,738,620 outstanding shares of common stock, respectively, and 1,087,313 and 6,763 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 14. Stockholders' Equity.

(b)
Includes the issuance of shares of Zoetis Inc. common stock and the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards. For additional information, see Note 13. Share-Based Payments and Note. 14. Stockholders' Equity.

(c)	Reflects company matching and profit-sharing contributions funded through the issuance of shares of Zoetis Inc. common stock. For additional information, see Note 14. Stockholders' Equity.

(d)
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

(f)	Reflects the acquisition of treasury shares in connection with the Share Repurchase Program. For additional information, see Note 14. Stockholders' Equity.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Operating Activities
Net income before allocation to noncontrolling interests	$165	$155
Adjustments to reconcile net income before noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization expense	48	50
Share-based compensation expense	10	5
Asset write-offs and asset impairments	1	—
Deferred taxes	(3)	2
Employee benefit plan contribution from Pfizer Inc.	1	—
Other non-cash adjustments	3	3
Other changes in assets and liabilities, net of acquisitions and divestitures	(165)	(238)
Net cash provided by/(used in) operating activities	60	(23)
Investing Activities
Purchases of property, plant and equipment	(45)	(45)
Asset acquisition(a)	(230)	—
Net proceeds from sales of assets	1	—
Net cash used in investing activities	(274)	(45)
Financing Activities
Increase/(decrease) in short-term borrowings, net	(5)	1
Stock-based compensation-related proceeds and excess tax benefits	1	—
Purchases of treasury stock	(48)	—
Cash dividends paid	(42)	(36)
Net cash used in financing activities	(94)	(35)
Effect of exchange-rate changes on cash and cash equivalents	(15)	(1)
Net decrease in cash and cash equivalents	(323)	(104)
Cash and cash equivalents at beginning of period	882	610
Cash and cash equivalents at end of period	$559	$506

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$52	$13
Interest, net of capitalized interest	58	59
Non-cash transactions:
Purchases of property, plant and equipment	$10	$—
Contingent purchase price consideration(a)	22	—
Dividends declared, not paid	42	36

(a)	Reflects the acquisition of certain assets of Abbott Animal Health. See Note 5. Acquisitions for additional information.

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

2.	The Separation and Transactions and Agreements with Pfizer
Pfizer Inc. (Pfizer) formed Zoetis to acquire, own and operate the animal health business of Pfizer. On June 24, 2013, Pfizer completed an exchange offer (the Exchange Offer) resulting in the full separation of Zoetis from Pfizer and the disposal of Pfizer's entire ownership and voting interest in Zoetis.
In the first quarter of 2013, through a series of steps (collectively, the Separation), Pfizer transferred to us its subsidiaries holding substantially all of the assets and liabilities of its animal health business. After the Separation, an initial public offering (IPO) of our common stock was completed. Pfizer retained the net proceeds from the IPO.
Zoetis had related party transactions with Pfizer through the completion of the Exchange Offer. As of the completion of the Exchange Offer, Pfizer is no longer a related party. In connection with the IPO, we entered into certain agreements that provide a framework for an ongoing relationship with Pfizer. For additional information regarding activities while Pfizer was a related party, as well as our ongoing agreements with Pfizer, see Note 19. Transactions and Agreements with Pfizer in our 2014 Annual Report on Form 10-K.
At March 29, 2015, and December 31, 2014, $22 million and $24 million, respectively, was included in Accounts receivable as receivable from Pfizer, and $40 million and $42 million, respectively, was included in Accounts payable as payable to Pfizer.

3.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three-month periods ended February 22, 2015, and February 23, 2014.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2014 Annual Report on Form 10-K.

4.	Significant Accounting Policies
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). The provisions of the new standard are effective beginning January 1, 2016, for annual and interim reporting periods. The guidance requires all prior period balance sheets to be adjusted retrospectively and early adoption is permitted. As of March 29, 2015, we had approximately $18 million of debt issuance costs recorded within Other noncurrent assets. We are currently assessing whether or not to early adopt this guidance.
In February 2015, the FASB issued an accounting standards update that provides revised guidance on whether to consolidate certain legal entities, such as limited partnerships, limited liability corporations and securitization structures. The provisions of the new standard are effective

6 |

beginning January 1, 2016, for annual and interim reporting periods. Early adoption is permitted. We are currently assessing the potential impact that the adoption of this guidance will have on our consolidated financial statements, as well as whether or not to early adopt this guidance.
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. Early adoption is not permitted. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.

5.	Acquisitions
Acquisition of Abbott Animal Health
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health (AAH), a subsidiary of Abbott Laboratories (Abbott). AAH is a companion animal health business focused on the veterinary surgical suite. The purchase expands our companion animal product portfolio to include veterinarian solutions for anesthesia, pain management, and the diagnosis of diabetes.
The $255 million purchase price included cash of $230 million and an additional contingent payment of $25 million which is due to Abbott within one year of the acquisition date, subject to certain deductions in the event of sales disruptions due to supply issues. The range of undiscounted amounts that Zoetis could pay pursuant to this contingent consideration arrangement is between zero and $25 million, with an acquisition date fair value of $22 million. The fair value of the contingent consideration recognized as of the acquisition date was determined using a probability weighted discounted cash flow analysis that considered significant estimates and assumptions not available in the market (Level 3 inputs).
The transaction was accounted for as a business combination, with the net assets acquired measured at their respective acquisition date fair values. Preliminary amounts recorded include $14 million of inventory, $8 million of in-process research and development (IPR&D) associated with oncology and osteoarthritis projects, $4 million of trade names related to diabetes and pain management products, $11 million of developed technology assets associated with pain management and surgical products, $15 million of other intangible assets including a favorable supply agreement and product exclusivity rights and property, plant and equipment of less than $1 million. Trade names and developed technology assets will be amortized over 15 years while other intangible assets acquired have a weighted average useful life of 5 years.
Goodwill of $200 million, representing the excess of consideration transferred over the fair value of assets acquired, was allocated across our reportable segments and is predominantly attributable to synergies expected to be realized through the integration of AAH operations into the existing Zoetis business. The goodwill recorded is expected to be deductible for tax purposes.
All amounts recorded are subject to final valuation, however any difference between such amounts and the final fair value determination for net assets acquired is not expected to be material to our condensed consolidated financial statements.
Acquisition-related costs of the transaction were expensed as incurred and are not material to our condensed consolidated statements of income. AAH revenue and earnings occurring subsequent to the acquisition date have been included in our quarterly financial results but are not material to the condensed consolidated statements of income.

6.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems. In connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the consolidated company, which may include charges related to employees, assets and activities that will not continue in the consolidated company. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and research and development (R&D), as well as functions such as business technology, shared services and corporate operations.
In the first quarter of 2014, we recorded restructuring charges of $2 million related to employee severance costs in EuAfME as a result of initiatives to reduce costs and better align our organizational structure.

7 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$2
Restructuring charges(b):	—	1
Total Restructuring charges and certain acquisition-related costs	$1	$3

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs. For the first quarter of 2015, integration costs primarily relate to the purchase of certain assets of Abbott Animal Health.

(b)
The restructuring charges for the three months ended March 30, 2014, include employee severance costs in EuAfME ($2 million), a reversal of a previously established reserve as a result of a change in estimate of severance costs ($2 million benefit), and accelerated depreciation related to the exiting of a research facility ($1 million).

For the three months ended March 30, 2014, the restructuring charges are associated with the following: EuAfME ($2 million) and Manufacturing/research/corporate ($1 million benefit).
The components of and changes in our restructuring accruals follow:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2014(a)	$18	$1	$19
Provision	—	—	—
Utilization and other(b)	(8)	—	(8)
Balance, March 29, 2015(a)	$10	$1	$11

(a)	At March 29, 2015, and December 31, 2014, included in Other current liabilities ($6 million and $13 million, respectively) and Other noncurrent liabilities ($5 million and $6 million, respectively).

(b)	Includes adjustments for foreign currency translation.

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Royalty-related income	$(7)	$(8)
Certain legal and other matters, net(a)	—	(2)
Foreign currency loss(b)	8	9
Other, net(c)	(1)	2
Other (income)/deductions—net	$—	$1

(a)	For the three months ended March 30, 2014, represents an insurance recovery of litigation-related charges.

(b)
For the three months ended March 29, 2015, primarily driven by costs related to hedging and exposures to certain emerging market currencies. For the three months ended March 30, 2014, primarily driven by losses related to the depreciation of the Argentine peso in the first quarter of 2014.

(c)	For the three months ended March 30, 2014, represents a pension plan settlement charge related to the sale of a manufacturing plant, partially offset by interest income and other miscellaneous income.

8.	Income Taxes

A.	Taxes on Income
The effective tax rate was 28.3% for the first quarter of 2015, compared with 31.7% for the first quarter of 2014. The lower effective tax rate for the first quarter of 2015 compared with the first quarter of 2014 was primarily attributable to a $9 million discrete tax benefit recorded in the first quarter of 2015 related to a revaluation of deferred taxes as a result of a change in tax rates, an $8 million discrete tax expense during the first quarter of 2014 related to a prior period intercompany inventory adjustment, and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.

B.	Deferred Taxes
As of March 29, 2015, the total net deferred income tax liability of $121 million is included in Current deferred tax assets ($87 million), Noncurrent deferred tax assets ($57 million), Other current liabilities ($9 million) and Noncurrent deferred tax liabilities ($256 million).

8 |

As of December 31, 2014, the total net deferred income tax liability of $125 million is included in Current deferred tax assets ($109 million), Noncurrent deferred tax assets ($54 million), Other current liabilities ($11 million) and Noncurrent deferred tax liabilities ($277 million).

C.	Tax Contingencies
As of March 29, 2015, the tax liabilities associated with uncertain tax positions of $54 million (exclusive of interest and penalties related to uncertain tax positions of $8 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($48 million).
As of December 31, 2014, the tax liabilities associated with uncertain tax positions of $54 million (exclusive of interest and penalties related to uncertain tax positions of $8 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($48 million).
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
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of March 29, 2015, and December 31, 2014. There were no amounts drawn under the credit facility as of March 29, 2015, or December 31, 2014.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 29, 2015, we had access to $68 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $2 million and $7 million as of March 29, 2015, and December 31, 2014, respectively. Long-term borrowings outstanding related to these facilities were $2 million and $3 million as of March 29, 2015, and December 31, 2014, respectively.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 29, 2015, and December 31, 2014, there was no commercial paper issued under this program.
Short-Term Borrowings
There were short-term borrowings related to credit facilities of $2 million and $7 million as of March 29, 2015, and December 31, 2014, respectively (see Credit Facilities). The weighted-average interest rate on the short-term borrowings outstanding related to credit facilities was 9.7% and 7.8% for the periods ended March 29, 2015, and December 31, 2014, respectively.
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
The current portion of long-term debt was $400 million as of March 29, 2015, with a weighted-average interest rate of 1.150%. There was no current portion of long-term debt as of December 31, 2014.
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

9 |

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
The components of our long-term debt follow:

	March 29,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Lines of credit, due 2016-2018	$2	$3
1.150% Senior Notes due 2016	400	400
1.875% Senior Notes due 2018	750	750
3.250% Senior Notes due 2023	1,350	1,350
4.700% Senior Notes due 2043	1,150	1,150
	3,652	3,653
Unamortized debt discount	(9)	(10)
Less current portion of long-term debt	(400)	—
Long-term debt	$3,243	$3,643
The fair value of our long-term debt, including the current portion of long-term debt, was $3,703 million and $3,690 million as of March 29, 2015, and December 31, 2014, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’s credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, including the current portion of long-term debt, as of March 29, 2015, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2016	2017	2018	2019	2020	2020	Total
Maturities	$401	$—	$751	$—	$—	$2,500	$3,652
Interest Expense
Interest expense, net of capitalized interest, was $28 million and $29 million for the three months ended March 29, 2015, and March 30, 2014, respectively. Capitalized interest was $1 million for both the three months ended March 29, 2015, and March 30, 2014.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.4 billion and $1.1 billion, as of March 29, 2015, and December 31, 2014, respectively. The derivative financial instruments primarily offset exposures in the euro, U.K. pound, and Japanese Yen. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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

10 |

Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments are as follows:

		Fair Value of Derivatives
		March 29,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2015	2014
Foreign currency forward-exchange contracts	Other current assets	$16	$9
Foreign currency forward-exchange contracts	Other current liabilities	(6)	(4)
Total foreign currency forward-exchange contracts		$10	$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The net gains incurred on foreign currency forward-exchange contracts not designated as hedging instruments were $7 million and $12 million for the three months ended March 29, 2015, and March 30, 2014, respectively, and are recorded in Other (income)/deductions—net. These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

10.	Inventories
The components of inventory follow:

	March 29,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Finished goods	$715	$688
Work-in-process	354	340
Raw materials and supplies	277	261
Inventories	$1,346	$1,289

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	EuAfME	CLAR	APAC	Total
Balance, December 31, 2014	$501	$153	$161	$161	$976
Additions(a)	162	26	5	7	200
Other(b)	—	(5)	(1)	(1)	(7)
Balance, March 29, 2015	$663	$174	$165	$167	$1,169

(a)
Reflects the allocation across reportable segments of goodwill associated with the acquisition of certain assets of Abbott Animal Health (amounts recorded are preliminary and subject to final valuation). For additional information, see Note 5. Acquisitions.

(b)	Reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,705 million and $1,512 million as of March 29, 2015, and December 31, 2014, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of March 29, 2015, and December 31, 2014.

11 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of March 29, 2015			As of December 31, 2014
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$735	$(264)	$471	$744	$(259)	$485
Brands	216	(114)	102	216	(111)	105
Trademarks and trade names(a)	63	(41)	22	60	(41)	19
Other(a)	133	(116)	17	119	(116)	3
Total finite-lived intangible assets	1,147	(535)	612	1,139	(527)	612
Indefinite-lived intangible assets:
Brands	38	—	38	38	—	38
Trademarks and trade names	67	—	67	67	—	67
In-process research and development(a)	10	—	10	2	—	2
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	123	—	123	115	—	115
Identifiable intangible assets	$1,270	$(535)	$735	$1,254	$(527)	$727
(a) Includes the acquisition of intangible assets associated with the purchase of certain assets of Abbott Animal Health in the first quarter of 2015 (amounts recorded are preliminary and subject to final valuation), as well as the impact of foreign exchange. For additional information, see Note 5. Acquisitions.

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $15 million for both the three months ended March 29, 2015, and March 30, 2014.

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million in each three-month period ended March 29, 2015, and March 30, 2014, respectively.
As part of the Separation (see Note 2. The Separation and Transactions and Agreements with Pfizer), certain separation adjustments were made to transfer the assets and liabilities of certain international defined benefit pension plans from Pfizer to Zoetis. During the first quarter of 2014, our pension plan in Japan was transferred to us from Pfizer. The net pension obligation (approximately $2 million) and the related accumulated other comprehensive loss (approximately $2 million, net of tax) associated with this plan were recorded. During the remainder of 2014, our pension plans in Australia, Belgium and Switzerland were transferred to us. Prior to the Separation and transfer, these benefit plans were accounted for as multi-employer plans. There were no transfers during the first quarter of 2015. As of March 29, 2015, there existed a net liability of $1 million for the expected transfer of the Philippines pension plan which is expected to occur in 2015.
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Three months ended,
(MILLIONS OF DOLLARS)	March 29, 2015	March 30, 2014
Service cost	$2	$1
Interest cost	1	1
Expected return on plan assets	—	—
Amortization of net actuarial loss	—	—
Settlement loss(a)	—	4
Net periodic benefit cost	$3	$6

(a)	Includes the first quarter 2014 settlement charge of approximately $4 million ($3 million, net of tax) associated with the 2012 sale of our Netherlands manufacturing facility.

12 |

For the three months ended March 29, 2015, and March 30, 2014, the company contributed $2 million and $2 million, respectively, to the dedicated international pension plans. We expect to contribute a total of approximately $7 million to these plans in 2015.
Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $1 million for the three months ended March 30, 2014. Contributions to these plans were approximately $1 million for the three months ended March 30, 2014. There were no plans accounted for as multi-employer plans in 2015.

13.	Share-Based Payments
The company may grant a variety of share-based payments under the Zoetis 2013 Equity and Incentive Plan (Equity Plan) to employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock unit awards (DSUs), performance share unit awards (PSUs) and other equity-based or cash-based awards.
The components of share-based compensation expense follow:

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Stock options / stock appreciation rights	$6	$3
RSUs / DSUs	4	2
PSUs(a)	—	—
Share-based compensation expense—total	$10	$5
(a) Share-based compensation expense related to PSUs was $0.3 million for the three months ended March 29, 2015.
During the three months ended March 29, 2015, the company granted 856,105 stock options with a weighted-average exercise price of $45.92 per stock option and a weighted-average fair value of $11.72 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The expected volatility assumption required for the Black-Scholes-Merton model for the 2015 grant was calculated using a 2-year historical volatility of the Zoetis stock price and weighting it equally against the implied volatility. Prior to 2015, the company had used an implied volatility. The selection of the blended historical and implied volatility approach was based on our assessment that this calculation of expected volatility is more representative of future stock price trends. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.78%; expected dividend yield of 0.72%; expected stock price volatility of 24.04%; and expected term of 6.5 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 29, 2015, the company granted 701,281 RSUs with a weighted-average grant date fair value of $46.06 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 29, 2015, the company granted 157,130 PSUs with a weighted-average grant date fair value of $63.14 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon total shareholder return of the company in comparison to the total shareholder return of a select benchmark group of companies (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 21.8% and 23.5%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn up to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

13 |

14.	Stockholders' Equity
Zoetis is authorized to issue 6,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock.
Changes in common shares and treasury stock were as follows:

(MILLIONS OF DOLLARS AND SHARES)	Common Shares Issued	Treasury Stock(a)	Cost of Treasury Stock
Balance, December 31, 2013	500.008	—	$—
Stock-based compensation(b)	0.033	0.007	0.2
Defined contribution plan	0.704	—	—
Balance, March 30, 2014	500.745	0.007	$0.2

Balance, December 31, 2014	501.342	0.015	$0.5
Stock-based compensation(b)	0.113	0.020	0.9
Share repurchase program(c)	—	1.053	47.4
Balance, March 29, 2015	501.455	1.087	$48.8

(a)	Shares may not add due to rounding.

(a)
Treasury shares associated with stock-based compensation are reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards. For additional information regarding share-based compensation, see Note 13. Share-Based Payments.

(b)
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of March 29, 2015, there was approximately $453 million remaining under this authorization.

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

	Currency Translation
	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2014	$(336)	$(25)	$(361)
Other comprehensive income (loss), net of tax	(119)	1	(118)
Balance, March 29, 2015	$(455)	$(24)	$(479)

15.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2015	2014
Numerator
Net income before allocation to noncontrolling interests	$165	$155
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$165	$155
Denominator
Weighted-average common shares outstanding	501.146	500.231
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.078	0.471
Weighted-average common and potential dilutive shares outstanding	503.224	500.702

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.33	$0.31
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.33	$0.31
There were approximately 1 million and 5 million stock options outstanding as of March 29, 2015, and March 30, 2014, respectively, and approximately 1 million RSUs outstanding as of March 29, 2015, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

14 |

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
We have settled more than half of these claims for amounts that are not material individually or in the aggregate. Investigations into possible causes of BNP continue and these settlements may not be representative of any future claims resolutions.
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

15 |

At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature, and expressing our interest in discussing alternatives to address the matter. In response, the prosecutor suggested engaging a technical consultant to conduct an environmental diagnostic of the contaminated area. We have until May 29, 2015, to evaluate the engagement of an environmental diagnostic.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 29, 2015, recorded amounts for the estimated fair value of these indemnifications were not significant.

17.	Segment and Other Revenue Information

A.	Segment Information
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
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities includes our Client Supply Services (CSS) contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the respective regional segment.

•
Corporate, which is responsible for platform functions such as business technology, facilities, legal, finance, human resources, business development, public affairs and procurement, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.

16 |

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

•
Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; and (iii) certain supply chain and global logistics costs.

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.4 billion and $6.6 billion at March 29, 2015, and December 31, 2014, respectively.
Selected Statement of Income Information

					Depreciation and
	Revenue(a)		Earnings(b)		Amortization(c)
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014	2015	2014
Three months ended
U.S.	$521	$479	$315	$278	$6	$8
EuAfME	237	270	102	112	4	5
CLAR	173	168	66	64	3	3
APAC	161	169	62	66	4	5
Total operating segments	1,092	1,086	545	520	17	21
Other business activities(d)	10	11	(67)	(72)	7	7
Reconciling Items:
Corporate(e)	—	—	(133)	(125)	9	6
Purchase accounting adjustments(f)	—	—	(13)	(12)	13	12
Acquisition-related costs(g)	—	—	(1)	(2)	—	—
Certain significant items(h)	—	—	(41)	(36)	1	2
Other unallocated(i)	—	—	(60)	(46)	1	2
	$1,102	$1,097	$230	$227	$48	$50

(a)	Revenue denominated in euros was $135 million and $168 million for the three months ended March 29, 2015, and March 30, 2014, respectively.

(b)	Defined as income before provision for taxes on income.

(c)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(d)	Other business activities reflects the R&D costs managed by our Research and Development organization, as well as our contract manufacturing business.

(e)	Corporate includes, among other things, administration expenses, interest expense, certain compensation and other costs not charged to our operating segments.

(f)	Purchase accounting adjustments includes certain charges related to intangible assets and property, plant and equipment not charged to our operating segments.

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

•
For the three months ended March 29, 2015, Certain significant items primarily includes: (i) Zoetis stand-up costs of $23 million; (ii) consulting fees related to our operational efficiency initiative of $15 million; and (iii) charges due to unusual investor-related activities of $3 million. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs.

•
For the three months ended March 30, 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $33 million; (ii) restructuring charges of $2 million related to employee severance costs in EuAfME, offset by a $2 million benefit related to a reversal of a previously established reserve as a result of a change in estimate of severance costs; (iii) additional depreciation associated with asset restructuring of $1 million; (iv) a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million; and (v) an insurance recovery of litigation-related charges of $2 million income.

(i)	Includes overhead expenses associated with our manufacturing operations.

17 |

B.	Other Revenue Information
Revenue by Species
Significant species revenue are as follows:

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Livestock:
Cattle	$397	$391
Swine	170	160
Poultry	129	135
Other	19	20
	715	706
Companion Animal:
Horses	40	43
Dogs and Cats	337	337
	377	380

Contract Manufacturing	$10	$11

Total revenue	$1,102	$1,097
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Anti-infectives	$312	$322
Vaccines	271	274
Parasiticides	153	151
Medicated feed additives	121	104
Other pharmaceuticals	187	191
Other non-pharmaceuticals	48	44
Contract manufacturing	10	11
Total revenue	$1,102	$1,097

18.	Subsequent Events
On May 5, 2015, we announced a comprehensive operational efficiency program. The program’s actions are focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product SKUs, changing our selling approach in certain markets and reducing our presence in certain countries, as well as planning to sell or exit ten manufacturing sites over the long term. We also plan to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing commercial activities and operating more efficiently as a result of less internal complexity and more standardization of processes.
As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries, primarily over the next 12 to 18 months. We expect these actions to result in approximately $400 million to $500 million in pre-tax charges. We also expect to incur additional charges, primarily non-cash, associated with exiting the manufacturing sites and are currently evaluating whether we will divest or close those facilities and will have charges associated with accelerated depreciation, asset impairments and contract terminations.
Additionally, we are consolidating our current regional structure from four regions to two regions. As a result, we are evaluating our segment reporting and will likely recast our current segment reporting in the second quarter of 2015.

18 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of March 29, 2015, and the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 29, 2015 and March 30, 2014. These condensed consolidated financial statements are the responsibility of the Company's management.
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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of March 29, 2015 and for the three-month periods ended March 29, 2015 and March 30, 2014 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoetis Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
May 7, 2015

19 |

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
Introduction
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding the results of operations, comprehensive income, financial condition and cash flows of Zoetis Inc. (Zoetis). This MD&A is organized as follows:

Section	Description	Page
Overview of our business	A general description of our business and the industry in which we operate. For more information regarding our business and the animal health industry, see Item 1. Business of our 2014 Annual Report on Form 10-K.	20
Our operating environment	Information regarding the animal health industry and factors that affect our company.	21
Recent developments	A discussion of recent developments.	22
Comparability of historical results and our relationship with Pfizer	Information about the limitations of the predictive value of the condensed consolidated financial statements.	22
Analysis of the condensed consolidated statements of income	Consists of the following for all periods presented:
	• Revenue: An analysis of our revenue in total, by operating segment and by species.	24
	• Costs and expenses: A discussion about the drivers of our costs and expenses.	24
	• Operating segment results: A discussion of our revenue by operating segment and species and items impacting our earnings before income tax.	27
Adjusted net income	A discussion of adjusted net income, an alternative view of performance used by management. Adjusted net income is a non-GAAP financial measure.	29
Our financial guidance for 2015	A discussion of our 2015 financial guidance.	33
Analysis of the condensed consolidated statements of comprehensive income	An analysis of the components of comprehensive income for all periods presented.	33
Analysis of the condensed consolidated balance sheets	A discussion of changes in certain balance sheet accounts for balance sheets presented.	33
Analysis of the condensed consolidated statements of cash flows	An analysis of the drivers of our operating, investing and financing cash flows for all periods presented.	34
Analysis of financial condition, liquidity and capital resources	An analysis of our ability to meet our short-term and long-term financing needs.	35
New accounting standards	Accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.	37
Forward-looking statements and factors that may affect future results	A description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategic review, capital allocation and business-development plans. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.	37
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
The animal health medicines and vaccines industry is characterized by meaningful differences in customer needs across different regions. As a result of these differences, among other things, we manage our operations through four geographic operating segments. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. Our four operating segments are the United States (U.S.), Europe/Africa/Middle East (EuAfME), Canada/Latin America (CLAR) and Asia/Pacific (APAC). See Notes to Condensed Consolidated Financial Statements—Note 17. Segment and Other Revenue Information.
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

20 |

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
A summary of our 2015 performance compared with the comparable 2014 period follows:

	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Revenue	$1,102	$1,097	—
Net income attributable to Zoetis	$165	$155	6
Adjusted net income(a)	$207	$191	8

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this MD&A for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2014 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2014 Form 10-K.
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
For example, since the second quarter of 2013 some producers in the United States have experienced an outbreak of the porcine epidemic diarrhea virus (PEDv). PEDv has existed in parts of Asia for many years. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting pork producers in understanding and controlling PEDv and we are partnering with the key stakeholders, including various academic institutions such as the University of Minnesota and Iowa State University. In September 2014, the U.S. Department of Agriculture (USDA) granted us a conditional license for a vaccine to help fight PEDv. In order to receive the conditional license, we had to demonstrate the safety of the vaccine in a field study and provide a reasonable expectation of the vaccine’s efficacy. We began supplying the vaccine to veterinarians and pig farmers in September 2014, and we are working to complete the efficacy and potency studies necessary to obtain full licensure in the United States from the USDA. Since first reported in the United States in 2013, PEDv has spread and has now been reported in at least 33 U.S. states, as well as in Canada, Mexico, and parts of South America. According to recent reports, during 2014 the outbreak impacted up to 50% of the sows in the United States, and up to one-third of the sows in Mexico. Furthermore, during the first half of 2014, active cases of PEDv were reported in several new markets in Asia, including Japan, South Korea and Taiwan, and in the second half of 2014, active cases of the disease were confirmed in Spain and Portugal. Although many of the farms that were previously infected have since returned to normal production, the virus continues to pose a threat to the swine industry. We currently believe the impact of PEDv on our 2015 revenue will not be significant. However, we are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on our 2015 revenue.
In addition, beginning in 2013, there have been several reported cases of the H7N9 avian influenza virus in China. In March 2013, the Chinese government reported the first case of the H7N9 avian influenza virus, and by the end of December 2014, approximately 450 cases had been detected. During the first quarter of 2015, approximately 160 additional cases of H7N9 avian influenza have been detected. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2015 global revenue will not be significant. While China continues to represent a growth opportunity for us, sales in China represented approximately 2% of our total revenue in 2014 and the majority was generated by our swine business.

21 |

Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 29, 2015, approximately 48% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Canadian dollar, Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 29, 2015, approximately 52% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 6% from changes in foreign currency values relative to the U.S. dollar.
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
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the dollar would remain in place for imports that are deemed essential. A new free-floating rate (SIMADI) will replace the existing third-tier rate (SICAD II). As of March 29, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 12; and the SIMADI rate of 193. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. As of February 22, 2015, we had net monetary assets denominated in local currency of $66 million (including $76 million in cash) in Venezuela and other consolidated entities had receivables from our Venezuela business of $46 million. For the three months ended February 22, 2015, our revenue from the Venezuelan market was approximately $21 million.
In February 2014, the Venezuelan government issued a Law on Fair Pricing, establishing a maximum profit margin of 30%. At the time of its issuance, there was uncertainty as to how the law would be interpreted and applied. The Venezuelan government also recently issued new regulations relating to the publication of these fair prices to consumers. While we believe we are currently fully compliant with this new law, it is uncertain how this law may be interpreted and enforced in the future.
The actions of the Venezuelan government described above relating to currency and to the interpretation and enforcement of the Law on Fair Pricing and associated regulations, as well as other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in a charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.
Based on all of the factors noted above, we have decided to reduce our sales in Venezuela for the rest of 2015. As a result, we expect our revenue for the year ended November 30, 2015, to decline, as compared with $77 million for the year ended November 30, 2014.
Recent developments
On May 5, 2015, we announced a comprehensive operational efficiency program. The program’s actions are focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product SKUs, changing our selling approach in certain markets and reducing our presence in certain countries, as well as planning to sell or exit ten manufacturing sites over the long term. We also plan on optimizing our resource allocation and efficiency by reducing resources associated with non-customer facing commercial activities and operating more efficiently as a result of less internal complexity and more standardization of processes.
The combination of these actions is expected to reduce revenue and gross profit by 2017 by approximately $280 million and $100 million, respectively. Additionally, we expect these actions to generate approximately $300 million in cost savings by 2017. As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries, primarily over the next 12 to 18 months. We expect these actions to result in approximately $400 million to $500 million in pre-tax charges. We also expect to incur additional charges, primarily non-cash, associated with exiting the manufacturing sites and are currently evaluating whether we will divest or close those facilities and will have charges associated with accelerated depreciation, asset impairments and contract terminations.
Additionally, we are consolidating our current regional structure from four regions to two regions. As a result, we are evaluating our segment reporting and will likely recast our current segment reporting in the second quarter of 2015.
Comparability of historical results and our relationship with Pfizer
Our historical expenses are not necessarily indicative of the expenses we may incur in the future as we continue to stand up as an independent public company. With respect to support functions, for example, our historical combined financial statements prior to the IPO have included expense allocations for certain support functions that were provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among

22 |

others. At the time of the IPO, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. In addition, we entered into a master manufacturing and supply agreement with Pfizer, whereby we and Pfizer agreed to manufacture and supply products to each other. We are also incurring other costs to replace the services and resources that will not be provided by Pfizer. As an independent public company, our total costs related to such support functions may differ from the costs charged under these agreements with Pfizer, or that were historically allocated to us from Pfizer. For additional information regarding our ongoing agreements with Pfizer, see Note 19. Transactions and Agreements with Pfizer in our 2014 Annual Report on Form 10-K.
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
Recent acquisitions and government-mandated divestitures
The assets, liabilities, operating results and cash flows of acquired businesses are included in our results commencing from their respective acquisition dates.
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health, a subsidiary of Abbott Laboratories. For additional information, see Note 5. Acquisitions.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Revenue	$1,102	$1,097	—
Costs and expenses:
Cost of sales(a)	394	379	4
% of revenue	36%	35%
Selling, general and administrative expenses(a)	354	356	(1)
% of revenue	32%	32%
Research and development expenses(a)	80	87	(8)
% of revenue	7%	8%
Amortization of intangible assets(a)	15	15	—
Restructuring charges and certain acquisition-related costs	1	3	(67)
Interest expense, net of capitalized interest	28	29	(3)
Other (income)/deductions—net	—	1	(100)
Income before provision for taxes on income	230	227	1
% of revenue	21%	21%
Provision for taxes on income	65	72	(10)
Effective tax rate	28.3%	31.7%
Net income before allocation to noncontrolling interests	165	155	6
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Zoetis	$165	$155	6
% of revenue	15%	14%
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

23 |

Revenue
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Total revenue increased by $5 million in the first quarter of 2015 compared with the first quarter of 2014, reflecting higher operational revenue of $63 million, or 6%, comprised of 3% volume increases and 3% price increases. Operational revenue growth is defined as revenue growth excluding the impact of foreign exchange. Operational revenue growth was driven by increased revenue in the U.S. segment, in addition to good performance in the CLAR region, particularly Brazil and Venezuela, as well as modest growth in the APAC region. EuAfME revenue growth was flat. Total livestock sales increased 7% operationally, driven by growth across all of our key species, particularly due to an increase in sales of our premium cattle products and medicated feed additives driven by high producer profitability, and an increase in treatable animals due to the recovery of the swine population after last year’s PEDv outbreaks. Total companion animal sales increased 4% operationally, driven by strong performance of our parasiticide products, as well as the addition of sales as a result of the acquisition of certain assets of Abbott Animal Health.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Cost of sales	$394	$379	4
% of revenue	35.8%	34.5%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Cost of sales increased by $15 million, or 4%, in the first quarter of 2015 compared with the first quarter of 2014, primarily as a result of:

•	product mix;

•
higher global manufacturing and supply costs, reflective of incremental spending associated with the build-up of our operations, which were not fully reflected in our results until the second half of 2014; and

•	consulting charges relating to our operational efficiency initiative;
partially offset by:

•	favorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Selling, general and administrative expenses	$354	$356	(1)
% of revenue	32%	32%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Selling, general & administrative (SG&A) expenses decreased by $2 million, or 1%, in the first quarter of 2015 compared with the first quarter of 2014, primarily as a result of:

•	favorable foreign exchange;

•	a reduction in marketing spending, primarily due to timing;
partially offset by:

•	higher compensation-related and share-based payment expenses;

•	higher costs associated with our enabling functions, including higher business technology and facilities costs; and

•	consulting charges relating to our operational efficiency initiative.

24 |

Research and development expenses
	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Research and development expenses	$80	$87	(8)
% of revenue	7%	8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
R&D expenses decreased $7 million, or 8%, in the first quarter of 2015 compared with the first quarter of 2014, primarily as a result of:

•	a decrease in direct project spending, primarily due to timing; and

•	favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Amortization of intangible assets	$15	$15	—
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Amortization of intangible assets was flat in the first quarter of 2015 compared with the first quarter of 2014.

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Restructuring charges and certain acquisition-related costs	$1	$3	(67)
Certain amounts and percentages may reflect rounding adjustments.
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
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives, as well as Note 18. Subsequent Events for a description of our recently announced comprehensive operational efficiency program.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Restructuring charges and certain acquisition-related costs decreased by $2 million, or 67%, in the first quarter of 2015 compared with the first quarter of 2014, primarily as a result of a decrease in employee severance and accelerated depreciation costs. In the first quarter of 2014, we recorded restructuring charges of $2 million related to employee severance costs in EuAfME as a result of initiatives to reduce costs and better align our organizational structure.

Interest expense, net of capitalized interest
	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Interest expense, net of capitalized interest	$28	$29	(3)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Interest expense, net of capitalized interest, decreased $1 million, or 3%, in the first quarter of 2015 compared with the first quarter of 2014.

25 |

Other (income)/deductions—net
	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Other (income)/deductions—net	$—	$1	(100)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
The change in Other (income)/deductions—net reflects a favorable impact of $1 million on income attributable to Zoetis in the first quarter of 2015 compared with the first quarter of 2014, primarily due to the nonrecurrence of a pension plan settlement charge incurred in the first quarter of 2014 related to the sale of a manufacturing plant.

Provision for taxes on income
	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Provision for taxes on income	$65	$72	(10)
Effective tax rate	28.3%	31.7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
The effective tax rate was 28.3% for the first quarter of 2015, compared with 31.7% for the first quarter of 2014. The lower effective tax rate for the first quarter of 2015 compared with the first quarter of 2014 was primarily attributable to a $9 million discrete tax benefit recorded in the first quarter of 2015 related to a revaluation of deferred taxes as a result of a change in tax rates, an $8 million discrete tax expense during the first quarter of 2014 related to a prior period intercompany inventory adjustment, and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The impact of the incentive tax rulings in Belgium, effective December 1, 2012 through 2017, and Singapore, effective October 29, 2012 through 2016, continue to be a component of the 2015 effective tax rate.

26 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	March 29,	March 30,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Livestock	$299	$263	14	—	14
Companion animal	222	216	3	—	3
	521	479	9	—	9
EuAfME
Livestock	156	181	(14)	(12)	(2)
Companion animal	81	89	(9)	(13)	4
	237	270	(12)	(12)	—
CLAR
Livestock	138	135	2	(11)	13
Companion animal	35	33	6	(8)	14
	173	168	3	(10)	13
APAC
Livestock	122	127	(4)	(5)	1
Companion animal	39	42	(7)	(7)	—
	161	169	(5)	(6)	1

Total
Livestock	715	706	1	(6)	7
Companion animal	377	380	(1)	(5)	4
Contract Manufacturing	10	11	(9)	3	(12)
	$1,102	$1,097	—	(6)	6
Certain amounts and percentages may reflect rounding adjustments.

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	March 29,	March 30,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.	$315	$278	13	—	13
EuAfME	102	112	(9)	(12)	3
CLAR	66	64	3	(23)	26
APAC	62	66	(6)	(4)	(2)
Total reportable segments	545	520	5	(6)	11
Other business activities	(67)	(72)	(7)
Reconciling Items:
Corporate	(133)	(125)	6
Purchase accounting adjustments	(13)	(12)	8
Acquisition-related costs	(1)	(2)	(50)
Certain significant items	(41)	(36)	14
Other unallocated	(60)	(46)	30
Income before provision for taxes on income	$230	$227	1
Certain amounts and percentages may reflect rounding adjustments.

27 |

Three months ended March 29, 2015 vs. three months ended March 30, 2014
U.S. operating segment
U.S. segment revenue increased by $42 million, or 9%, in the first quarter of 2015 compared with the first quarter of 2014, of which approximately $36 million resulted from growth in livestock products and approximately $6 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales in cattle and swine. Strong growth in sales of cattle products was driven by increased sales of medicated feed additives and premium products, as a result of improved market conditions, as well as new product launches. Growth in swine sales was driven primarily by a higher population of treatable animals, as well as sales of the PEDv vaccine.

•
Companion animal revenue growth was driven primarily by performance in parasiticides as a result of promotional programs and improved weather conditions, as well as product launches in diagnostics. Revenue growth was also driven by the addition of products resulting from the acquisition of certain assets of Abbott Animal Health. Results were partially offset by competitive pressure in pain products as well as equine products.

U.S. segment earnings increased by $37 million, or 13%, in the first quarter of 2015 compared with the first quarter of 2014 due to strong revenue growth and lower expenses, partially offset by unfavorable product mix.
EuAfME operating segment
EuAfME segment revenue decreased by $33 million, or 12%, in the first quarter of 2015 compared with the first quarter of 2014. Operational revenue was flat, reflecting declines of approximately $4 million in livestock products and growth of approximately $3 million in companion animal products.

•
The decline in livestock revenue was driven by a decrease in sales of cattle products primarily in France and Russia, partially offset by growth in other emerging markets. The decrease in cattle sales in France was due to the implementation of new anti-infective legislation.

•
Companion animal revenue growth was favorably impacted by growth in both our equine and small animal products. Equine growth was driven by return of supply of a key product and growth in the small animal portfolio was driven by good parasiticide performance due to an early flea season, partially offset by the impact of the new France anti-infective legislation.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $32 million, or 12%, primarily driven by the depreciation of the euro.
EuAfME segment earnings decreased by $10 million, or 9%, in the first quarter of 2015 compared with the first quarter of 2014. Operational earnings growth was $3 million, or 3%, primarily due to higher gross profit margins.
CLAR operating segment
CLAR segment revenue increased by $5 million, or 3%, in the first quarter of 2015 compared with the first quarter of 2014. Operational revenue growth was $22 million, or 13%, of which approximately $17 million resulted from growth in livestock products and $5 million resulted from growth in companion animal product sales.

•
Livestock revenue growth was driven by growth in cattle and swine, partially offset by a decrease in poultry sales. The cattle and swine growth was driven by favorable market dynamics across the region which drove growth of premium anti-infective brands, particularly in Brazil and Venezuela. Poultry product sales declined due primarily to timing of customer product rotations for several key accounts in Brazil, Mexico, and Argentina.

•	Companion animal growth was favorably impacted by sales in Venezuela, as well as growth in Brazil due to good performance of key brands.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $17 million, or 10%, primarily due to the depreciation of currencies in Brazil and other emerging markets, as well as in Canada.
CLAR segment earnings increased by $2 million, or 3%, in the first quarter of 2015 compared with the first quarter of 2014. Operational earnings growth was $16 million, or 26%, driven by revenue and margin growth, as well as limited growth in operating expenses.
APAC operating segment
APAC segment revenue decreased by $8 million, or 5%, in the first quarter of 2015 compared with the first quarter of 2014. Operational revenue growth was $1 million, or 1%, all of which resulted from growth in livestock products.

•
Livestock revenue growth was driven primarily by increased sales of swine products, partially offset by declines in our poultry and cattle portfolios. Swine growth was primarily due to strong sales in Southeast Asia, partially offset by declines in China due to weaker market conditions which led to softer demand for premium products. Poultry declines were driven by low demand throughout much of the region, and the decline in cattle was due to prolonged drought conditions in Australia and New Zealand, partially offset by emerging market growth, particularly in China and India.

28 |

•	Companion animal sales were flat, mainly due to declines in Australia, and the prior termination of a distributor agreement in Japan.
APAC segment earnings decreased by $4 million, or 6%, in the first quarter of 2015 compared with the first quarter of 2014. Operational earnings declined by $1 million, or 2%, primarily due to lower gross margin, partially offset by a decline in operating expenses.
Other business activities
Other business activities includes our Client Supply Services (CSS) contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the respective regional segment.
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Other business activities net loss decreased by $5 million, or 7%, in the first quarter of 2015 compared with the first quarter of 2014, reflecting a decrease in direct R&D project spending, partially offset by less favorable results in our CSS contract manufacturing business.
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

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets, and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for restructuring and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and

•
Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; and (iii) certain supply chain and global logistics costs.

Three months ended March 29, 2015 vs. three months ended March 30, 2014
Corporate expenses increased by $8 million, or 6%, in the first quarter of 2015 compared with the first quarter of 2014, primarily due to additional costs associated with the build-up of our enabling functions post-separation from Pfizer, higher business technology costs and higher depreciation on assets recently placed in service, partially offset by the favorable impact of foreign exchange.
Other unallocated expenses increased by $14 million, or 30%, in the first quarter of 2015 compared with the first quarter of 2014, primarily due to a build-up of our supply chain and logistics organization.
See Notes to Condensed Consolidated Financial Statements—Note 17. Segment and Other Revenue Information for further information.
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

29 |

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
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the acquisition of certain assets of Abbott Animal Health (acquired in 2015), Pharmacia Animal Health business (acquired in 2003), Fort Dodge Animal Health (FDAH) (acquired in 2009) and King Animal Health (KAH) (acquired in 2011), include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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
Certain significant items
Adjusted net income is calculated prior to considering certain significant items. Certain significant items represents substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to becoming an independent public company; a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements—Note 16. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

30 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
GAAP reported net income attributable to Zoetis	$165	$155	6
Purchase accounting adjustments—net of tax	6	8	(25)
Acquisition-related costs—net of tax	3	1	*
Certain significant items—net of tax	33	27	22
Non-GAAP adjusted net income(a)	$207	$191	8
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 27.4% and 31.0% for the first quarter of 2015 and 2014, respectively. The lower effective tax rate in the first quarter of 2015 compared with the first quarter of 2014 was primarily attributable to a $4 million discrete tax benefit recorded in the first quarter of 2015 related to prior period deferred tax adjustments, an $8 million discrete tax expense during the first quarter of 2014 related to a prior period intercompany inventory adjustment, and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 29,	March 30,	%
	2015	2014	Change
Earnings per share—diluted(a)(b):
GAAP reported EPS attributable to Zoetis—diluted	$0.33	$0.31	6
Purchase accounting adjustments—net of tax	0.01	0.02	(50)
Acquisition-related costs—net of tax	0.01	—	—
Certain significant items—net of tax	0.06	0.05	20
Non-GAAP adjusted EPS—diluted	$0.41	$0.38	8
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Interest expense, net of capitalized interest	$28	$29
Interest income	2	1
Income taxes	78	86
Depreciation	30	33
Amortization	4	3

31 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 29,	March 30,
(MILLIONS OF DOLLARS)	2015	2014
Purchase accounting adjustments:
Amortization and depreciation(a)	$11	$11
Cost of sales(b)	2	1
Total purchase accounting adjustments—pre-tax	13	12
Income taxes(c)	7	4
Total purchase accounting adjustments—net of tax	6	8
Acquisition-related costs:
Integration costs(d)	1	2
Total acquisition-related costs—pre-tax	1	2
Income taxes(c)	(2)	1
Total acquisition-related costs—net of tax	3	1
Certain significant items:
Restructuring charges(e)	—	1
Stand-up costs(f)	23	33
Operational efficiency initiative(g)	15	—
Other(h)	3	2
Total certain significant items—pre-tax	41	36
Income taxes(c)	8	9
Total certain significant items—net of tax	33	27
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$42	$36
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows: $11 million in Amortization of intangible assets in the three months ended March 29, 2015; $1 million income included in Selling, general and administrative expenses and $12 million included in Amortization of intangible assets in the three months ended March 30, 2014.

(b)	Depreciation expense included in Cost of sales.

(c)
Included in Provision for taxes on income. Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate. Income taxes in Purchase accounting adjustments for the three months ended March 29, 2015, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates. Income taxes in Acquisition-related costs for the three months ended March 29, 2015, includes a tax charge related to the acquisition of certain assets of Abbott Animal Health. Income taxes in Certain significant items for the three months ended March 29, 2015, includes a net tax charge related to the revaluation of deferred taxes and other deferred tax adjustments.

(d)	Integration costs were included in Restructuring charges and certain acquisition-related costs.

(e)
Amounts relate to our cost-reduction/productivity initiatives and were included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(f)
Certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs, which were distributed as follows: $2 million and $3 million in the three months ended March 29, 2015, and March 30, 2014, respectively, included in Cost of sales; and $21 million and $30 million in the three months ended March 29, 2015, and March 30, 2014, respectively, included in Selling, general and administrative expenses.

(g)	Represents consulting fees related to our operational efficiency initiative. Included in Cost of sales ($5 million) and Selling, general and administrative expenses ($10 million).

(h)
For the three months ended March 29, 2015, represents charges due to unusual investor-related activities, included in Selling, general and administrative expenses. For the three months ended March 30, 2014, primarily includes a pension plan settlement charge related to the divestiture of a manufacturing plant ($4 million), partially offset by an insurance recovery of litigation-related charges ($2 million income), both included in Other (income)/deductions.

32 |

Our financial guidance for 2015
Our 2015 financial guidance is summarized below:

Selected Line Items
Revenue	$4,675 to $4,775 million
Operational growth(a)	5.5% to 7.5%
Adjusted cost of sales as a percentage of revenue(b)	35.5% to 36.0%
Adjusted SG&A expenses(b)	$1,355 to $1,405 million
Adjusted R&D expenses(b)	$380 to $400 million
Adjusted interest expense and other (income)/deductions(b)	Approximately $110 million
Adjusted EBIT(c) margin(b)	Approximately 27%
Effective tax rate on adjusted income(b)	Approximately 29%
Adjusted diluted EPS(b)	$1.61 to $1.68
Adjusted net income	$810 to $845 million
Operational growth(a)	12% to 17%
Certain significant items(d) and acquisition-related costs	$410 to $490 million
Reported diluted EPS	$0.79 to $1.02

(a)	Growth excluding the impact of foreign exchange.

(b)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

(c)	Earnings before interest and taxes

(d)
Includes certain nonrecurring costs related to restructuring and other charges for the operational efficiency initiative, becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

In updating our guidance for full-year 2015, we have considered current exchange rates and other factors, including the expected impact of our business reduction in Venezuela.
A reconciliation of 2015 adjusted net income and adjusted diluted EPS guidance to 2015 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full-Year 2015 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$810 - $845	~$1.61 - $1.68
Purchase accounting adjustments	~(40)	~(0.08)
Certain significant items(b) and acquisition-related costs	~(290 - 370)	~(0.58 - 0.74)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$400 - $515	~$0.79 - $1.02

(a)	For an understanding of adjusted net income, see the “Adjusted net income” section of this MD&A.

(b)
Includes certain nonrecurring costs related to restructuring and other charges for the operational efficiency initiative, becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

Our 2015 financial guidance is subject to a number of factors and uncertainties—as described in the “Forward-looking information and factors that may affect future results,” “Our operating environment” and “Our strategy” and in Part I, Item 1A. “Risk Factors” of our 2014 Annual Report on Form 10-K.
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
Analysis of the condensed consolidated balance sheets
March 29, 2015 vs. December 31, 2014
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of the timing of customer collections and the impact of foreign exchange.

33 |

Inventories increased primarily to support certain production transfers, increased commercial demand of selected products, and purchases of inventory associated with the acquisition of certain assets from Abbott Animal Health. These increases were partially offset by the impact of foreign exchange. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Note 10. Inventories for additional information.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first quarter of 2015, as well as the impact of a revaluation of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 8. Income Taxes.
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending in excess of depreciation expense.
Goodwill increased primarily as a result of the acquisition of certain assets from Abbott Animal Health. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Note 11. Goodwill and Other Intangible Assets.
Identifiable intangible assets, less accumulated amortization increased primarily as a result of the acquisition of certain assets from Abbott Animal Health, partially offset by amortization expense and the impact of foreign exchange. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Note 11. Goodwill and Other Intangible Assets.
Accounts payable decreased as a result of the timing of payments and the impact of foreign exchange.
Accrued compensation and related items decreased, primarily due to payment of 2014 annual bonuses to eligible employees and 2014 employee savings plan contributions, partially offset by the pro-rata accrual of similar items for 2015.
Dividends payable relates to the dividend of $0.083 per share declared on February 27, 2015, payable June 2, 2015, to shareholders of record at the close of business on April 9, 2015.
Other current liabilities increased primarily as a result of the 2015 first quarter recognition of the contingent purchase price consideration to be paid to Abbott. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 14. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 29,	March 30,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Net cash provided by (used in):
Operating activities	$60	$(23)	*
Investing activities	(274)	(45)	*
Financing activities	(94)	(35)	*
Effect of exchange-rate changes on cash and cash equivalents	(15)	(1)	*
Net decrease in cash and cash equivalents	$(323)	$(104)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Operating activities
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Net cash provided by operating activities was $60 million for the three months ended March 29, 2015, compared with net cash used in operating activities of $23 million for the three months ended March 30, 2014. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business, including the settlement of payables with Pfizer, as well as higher income before allocation to noncontrolling interests, as adjusted for depreciation and amortization. This increase was partially offset by higher inventory levels.
Investing activities
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Our net cash used in investing activities was $274 million for the three months ended March 29, 2015, compared with net cash used in investing activities of $45 million for the three months ended March 30, 2014. The increase in investing cash flows reflects the acquisition of certain assets of Abbott Animal Health.

34 |

Financing activities
Three months ended March 29, 2015 vs. three months ended March 30, 2014
Our net cash used in financing activities was $94 million for the three months ended March 29, 2015, compared with cash used in financing activities of $35 million for the three months ended March 30, 2014. The net cash used in financing activities for 2015 was due primarily to the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2014 was primarily attributable to the payment of dividends.
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
Global financial markets may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position, but there can be no assurance that a challenging economic environment or an economic downturn will not impact our liquidity or our ability to obtain future financing.
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 29,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Cash and cash equivalents	$559	$882
Accounts receivable, net(a)	905	980
Short-term borrowings	2	7
Current portion of long-term debt	400	—
Long-term debt	3,243	3,643
Working capital	1,740	2,379
Ratio of current assets to current liabilities	2.27:1	3.19:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the three months ended March 29, 2015, compared with December 31, 2014, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

For additional information about the sources and uses of our funds, see the "Analysis of the condensed consolidated balance sheets" and "Analysis of the condensed consolidated statements of cash flows" sections of this MD&A.
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of March 29, 2015. There were no borrowings outstanding as of March 29, 2015, or December 31, 2014.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 29, 2015, we had access to $68 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $2 million and $7 million as of March 29, 2015, and December 31, 2014, respectively. Long-term borrowings outstanding related to these facilities were $2 million and $3 million as of March 29, 2015, and December 31, 2014, respectively.
Domestic and international short-term funds
Many of our operations are conducted outside the United States. The amount of funds held in the United States will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside the United States, no accrual for U.S. taxes is provided.

35 |

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
The components of our long-term debt, including the current portion of long-term debt, follow:

Description	Principal Amount	Interest Rate	Terms
Lines of credit	$2 million	6.400%	Due 2016-2018
2016 Senior Note	$400 million	1.150%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2016
2018 Senior Note	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2023 Senior Note	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2043 Senior Note	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
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
Contractual Obligations
On February 10, 2015 we completed the purchase of certain assets of Abbott Animal Health, a subsidiary of Abbott Laboratories (Abbott). The $255 million purchase price included cash of $230 million and an additional contingent payment of $25 million which is due to Abbott within one year of the acquisition date, subject to certain deductions in the event of sales disruptions due to supply issues. The range of undiscounted amounts that Zoetis could pay pursuant to this contingent consideration arrangement is between zero and $25 million, with an acquisition date fair value of $22 million. At March 29, 2015, the contingent liability was recorded at the acquisition date fair value of $22 million and was included in Other current liabilities.
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 5. Acquisitions for further information.

36 |

Share Repurchase Program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first quarter of 2015, approximately one million shares were repurchased. As of March 29, 2015, there was approximately $453 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 29, 2015, or December 31, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of March 29, 2015.
In April 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). The provisions of the new standard are effective beginning January 1, 2016, for annual and interim reporting periods. The guidance requires all prior period balance sheets to be adjusted retrospectively and early adoption is permitted. As of March 29, 2015, we have approximately $18 million of debt issuance costs recorded within Other noncurrent assets. We are currently assessing whether or not to early adopt this guidance.
In February 2015, the FASB issued an accounting standards update that provides revised guidance on whether to consolidate certain legal entities, such as limited partnerships, limited liability corporations and securitization structures. The provisions of the new standard are effective beginning January 1, 2016, for annual and interim reporting periods. Early adoption is permitted. We are currently assessing the potential impact that the adoption of this guidance will have on our consolidated financial statements, as well as whether or not to early adopt this guidance.
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. Early adoption is not permitted. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.
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

37 |

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the euro, Brazilian real, Canadian dollar and Australian dollar. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at March 29, 2015, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at March 29, 2015, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $21 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $6 million. For additional details, see Notes to Condensed Consolidated Financial Statements—Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At March 29, 2015, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 29, 2015, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

38 |

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

39 |

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 16. Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Information and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2014 Annual Report on Form 10-K.
Risks related to our business and industry
We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our recently announced comprehensive operational efficiency initiative.
On May 5, 2015, we announced an initiative to simplify our operations, improve our efficiency and cost structure, and better allocate our resources to key growth opportunities in animal health. As part of the initiative, we plan to reduce staff and close or divest certain facilities. We may not realize, in full or in part, the anticipated benefits and savings from our efforts due to unforeseen difficulties, the complexity inherent in unwinding our current structure, and delays or unexpected costs, which may adversely affect our business and results of operations.
Following the completion of our program, we will execute our business initiatives with fewer staff and in some instances existing employees will be transitioning to new key roles. We must also attract, retain and motivate key employees that are critical to our business. If we are unable to effectively execute with fewer staff members, transition key roles and/or attract, retain and motivate key employees, it may adversely impact our business.
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

•
changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers, including the imposition of limits on our profitability (e.g., the Venezuelan Law on Fair Pricing);

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

40 |

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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the three months ended March 29, 2015, we generated approximately 48% of our revenue in currencies other than the U.S. dollar, principally the euro and Brazilian real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
For example, on February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We immediately incurred a foreign currency loss of $9 million on the devaluation as a result of remeasuring the local assets and liabilities.
Our Venezuelan subsidiary's functional currency is the U.S. dollar because of the hyperinflationary status of the Venezuelan economy. In the first quarter of 2014, the Venezuelan government expanded its exchange mechanisms, resulting in three official rates of exchange for the Venezuelan bolivar.
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the dollar would remain in place for imports that are deemed essential, and that a new free-floating rate (SIMADI) would replace the then-existing third-tier rate (SICAD II). As of March 29, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 12.0; and the SIMADI rate of 193. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. As of February 22, 2015, we had net monetary assets denominated in local currency of $66 million ($76 million of which was in cash) in Venezuela and other consolidated entities had receivables from our Venezuela business of $46 million. For the three months ended February 22, 2015, our revenue from the Venezuelan market was approximately $21 million.
We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances. Further, other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in a charge and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
March 29, 2015:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 25, 2015	221,433	$43.47	218,776	$490,487,894
January 26 - February 22, 2015	372,452	$44.05	372,012	474,101,376
February 23 - March 29, 2015	478,685	$46.39	462,237	452,642,773
Total	1,072,570	$44.98	1,053,025	$452,642,773
(a) The company repurchased 19,545 shares during the three-month period ended March 29, 2015, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b) On November 18, 2014, the company announced that its Board of Directors had authorized the repurchase of up to $500 million of our outstanding common stock.

41 |

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
On May 1, 2015, in connection with his appointment to the company’s Board of Directors, Paul M. Bisaro entered into an indemnification agreement with the company on the company’s standard form of indemnification agreement for officers and directors.
On May 5, 2015, in connection with his appointment to the company’s executive management team, Roman Trawicki entered into an indemnification agreement with the company on the company’s standard form of indemnification agreement for officers and directors.
A copy of the company’s form of indemnification agreement was previously filed by the company as Exhibit 10.19 to Amendment No. 4 to the company’s Registration Statement on Form S-1 (File No. 333-183254), as originally filed with the Securities and Exchange Commission on August 13, 2012, as subsequently amended.

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014 (incorporated by reference to
Exhibit 3.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014)
Exhibit 3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2012
Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of
Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.2	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015)
Exhibit 10.3	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015)
Exhibit 10.4	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015)
Exhibit 10.5	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to
Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015)
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

42 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 7, 2015	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

May 7, 2015	By:	/S/ PAUL S. HERENDEEN
Paul S. Herendeen
Executive Vice President and
Chief Financial Officer

43 |