Form 10-Q
period 2015-06-28
Zoetis Inc.
filed 2015-08-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 3, 2015, there were 498,943,831 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2015	2014	2015	2014
Revenue	$1,175	$1,158	$2,277	$2,255
Costs and expenses:
Cost of sales(a)	427	413	821	792
Selling, general and administrative expenses(a)	379	396	733	752
Research and development expenses(a)	84	92	164	179
Amortization of intangible assets(a)	15	15	30	30
Restructuring charges and certain acquisition-related costs	266	5	267	8
Interest expense, net of capitalized interest	29	29	57	58
Other (income)/deductions—net	2	8	2	9
(Loss)/income before provision for taxes on income	(27)	200	203	427
Provision for taxes on income	9	61	74	133
Net (loss)/income before allocation to noncontrolling interests	(36)	139	129	294
Less: Net income attributable to noncontrolling interests	1	3	1	3
Net (loss)/income attributable to Zoetis Inc.	$(37)	$136	$128	$291
(Loss) earnings per share attributable to Zoetis Inc. stockholders:
Basic	$(0.07)	$0.27	$0.26	$0.58
Diluted	$(0.07)	$0.27	$0.25	$0.58
Weighted-average common shares outstanding:
Basic	500.173	500.975	500.660	500.603
Diluted	500.173	501.684	502.893	501.193
Dividends declared per common share	$—	$—	$0.083	$0.072

(a)
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate, in the condensed consolidated statements of operations.

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Net (loss)/income before allocation to noncontrolling interests	$(36)	$139	$129	$294
Other comprehensive (loss)/income, net of taxes and reclassification adjustments:
Foreign currency translation adjustments, net	(25)	29	(143)	18
Benefit plans: Actuarial gains, net(a)	—	—	1	—
Plan settlement, net(b)	—	—	—	3
Total other comprehensive (loss)/income, net of tax	(25)	29	(142)	21
Comprehensive (loss)/income before allocation to noncontrolling interests	(61)	168	(13)	315
Less: Comprehensive income attributable to noncontrolling interests	—	2	1	2
Comprehensive (loss)/income attributable to Zoetis Inc.	$(61)	$166	$(14)	$313

(a)
Presented net of reclassification adjustments and tax impacts, which are not significant in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of operations.

(b) Reflects the 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility which was recorded to Other (income)/deductions—net. See Note 12. Benefit Plans for additional information.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,
	2015	2014
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$544	$882
Accounts receivable, less allowance for doubtful accounts of $35 in 2015 and $32 in 2014	993	980
Inventories	1,417	1,289
Current deferred tax assets	127	109
Other current assets	235	205
Total current assets	3,316	3,465
Property, plant and equipment, less accumulated depreciation of $1,179 in 2015 and $1,145 in 2014	1,295	1,318
Goodwill	1,167	976
Identifiable intangible assets, less accumulated amortization	697	727
Noncurrent deferred tax assets	65	54
Other noncurrent assets	58	67
Total assets	$6,598	$6,607

Liabilities and Equity
Short-term borrowings	$4	$7
Current portion of long-term debt	400	—
Accounts payable	278	290
Dividends payable	—	42
Accrued expenses	627	475
Accrued compensation and related items	165	238
Income taxes payable	59	26
Other current liabilities	39	8
Total current liabilities	1,572	1,086
Long-term debt	3,243	3,643
Noncurrent deferred tax liabilities	234	277
Other taxes payable	59	57
Other noncurrent liabilities	288	207
Total liabilities	5,396	5,270
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,501,542 and 501,342,267 shares issued; 499,339,397 and 501,327,524 shares outstanding at June 28, 2015, and December 31, 2014, respectively	5	5
Treasury stock, at cost, 2,162,145 and 14,743 shares of common stock at June 28, 2015, and December 31, 2014, respectively	(100)	—
Additional paid-in capital	980	958
Retained earnings	795	709
Accumulated other comprehensive loss	(504)	(361)
Total Zoetis Inc. equity	1,176	1,311
Equity attributable to noncontrolling interests	26	26
Total equity	1,202	1,337
Total liabilities and equity	$6,598	$6,607

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2013	$5	$—	$878	$276	$(219)	$22	$962
Six months ended June 29, 2014
Net income	—	—	—	291	—	3	294
Other comprehensive income/(loss)	—	—	—	—	22	(1)	21
Share-based compensation awards(b)	—	—	13	—	—	—	13
Defined contribution plans transactions(c)	—	—	29	—	—	—	29
Pension plan transfer from Pfizer Inc.(d)	—	—	2	—	(2)	—	—
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(36)	—	(1)	(37)
Balance, June 29, 2014	$5	$—	$923	$531	$(199)	$23	$1,283

Balance, December 31, 2014	$5	$—	$958	$709	$(361)	$26	$1,337
Six months ended June 28, 2015
Net income	—	—	—	128	—	1	129
Other comprehensive (loss)/income	—	—	—	—	(143)	1	(142)
Share-based compensation awards (b)	—	(2)	21	—	—	—	19
Treasury stock acquired(f)	—	(98)	—	—	—	—	(98)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(42)	—	(2)	(44)
Balance, June 28, 2015	$5	$(100)	$980	$795	$(504)	$26	$1,202

(a)
As of June 28, 2015, and June 29, 2014, there were 499,339,397 and 501,037,794 outstanding shares of common stock, respectively, and 2,162,145 and 13,420 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 14. Stockholders' Equity.

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014
Operating Activities
Net income before allocation to noncontrolling interests	$129	$294
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	98	101
Share-based compensation expense	21	13
Restructuring, net of payments	225	(5)
Asset write-offs and asset impairments	38	1
Deferred taxes	(73)	(4)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	9	(8)
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(71)	24
Inventories	(134)	(40)
Other assets	(30)	(3)
Accounts payable	(2)	(176)
Other liabilities	(60)	(100)
Other tax accounts, net	31	38
Net cash provided by operating activities	182	136
Investing Activities
Purchases of property, plant and equipment	(91)	(87)
Milestone payment related to previously acquired intangibles	—	(15)
Asset acquisition(a)	(229)	—
Net proceeds from sales of assets	2	7
Net cash used in investing activities	(318)	(95)
Financing Activities
Decrease in short-term borrowings, net	(2)	(2)
Stock-based compensation-related proceeds and excess tax benefits	2	1
Purchases of treasury stock	(100)	—
Cash dividends paid	(85)	(73)
Net cash used in financing activities	(185)	(74)
Effect of exchange-rate changes on cash and cash equivalents	(17)	1
Net decrease in cash and cash equivalents	(338)	(32)
Cash and cash equivalents at beginning of period	882	610
Cash and cash equivalents at end of period	$544	$578

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$121	$87
Interest, net of capitalized interest	59	57
Non-cash transactions:
Purchases of property, plant and equipment	$17	$—
Contingent purchase price consideration(a)	22	—

(a)	Reflects the acquisition of certain assets of Abbott Animal Health. See Note 5. Acquisitions for additional information.

See notes to condensed consolidated financial statements.
5 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization
Zoetis Inc. (including its subsidiaries, collectively, Zoetis, the company, we, us or our) is a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. We organize and operate our business in two geographic regions: the United States (U.S.) and International.
We directly market our products in approximately 70 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 120 countries, including developed markets and emerging markets, and our revenue is mostly generated in the United States. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals.

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
At June 28, 2015, and December 31, 2014, $19 million and $24 million, respectively, was included in Accounts receivable as receivable from Pfizer, and $34 million and $42 million, respectively, was included in Accounts payable as payable to Pfizer.

3.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three-month periods ended May 24, 2015, and May 25, 2014.
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
In the second quarter of 2015, we changed our segment reporting structure and recategorized certain costs that are not allocated to our operating segments. The prior period presentation has been revised to reflect the new segment reporting structure. See Note 17. Segment and Other Revenue Information for additional information.
Certain reclassifications have been made to prior year data to conform to current year presentation.

4.	Significant Accounting Policies
New Accounting Standards
In July 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update to simplify the measurement of inventory by requiring that inventory be measured at the lower of cost or net realizable value, rather than as the lower of cost or market with market being defined as either replacement cost, net realizable value or net realizable value less a normal profit margin. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. The guidance will be adopted prospectively and early adoption is permitted. We are currently assessing the potential impact that the adoption of this guidance will have on our consolidated financial statements, as well as whether or not to early adopt this guidance.

6 |

In April 2015, the FASB issued an accounting standards update that requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). The provisions of the new standard are effective beginning January 1, 2016, for annual and interim reporting periods. The guidance requires all prior period balance sheets to be adjusted retrospectively and early adoption is permitted. As of June 28, 2015, we had approximately $18 million of debt issuance costs recorded within Other noncurrent assets. We are currently assessing whether or not to early adopt this guidance.
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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued a one year deferral of the effective date. The provisions of the new standard are now effective for Zoetis beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.

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
The $254 million purchase price included net cash of $229 million and an additional contingent payment of $25 million which is due to Abbott within one year of the acquisition date, subject to certain deductions in the event of sales disruptions due to supply issues. The range of undiscounted amounts that Zoetis could pay pursuant to this contingent consideration arrangement is between zero and $25 million, with an acquisition date fair value of $22 million. The fair value of the contingent consideration recognized as of the acquisition date was determined using a probability weighted discounted cash flow analysis that considered significant estimates and assumptions not available in the market (Level 3 inputs).
The transaction was accounted for as a business combination, with the net assets acquired measured at their respective acquisition date fair values. Preliminary amounts recorded for the acquisition include $13 million of inventory, $8 million of in-process research and development (IPR&D) associated with oncology and osteoarthritis projects, $4 million of trade names related to diabetes and pain management products, $11 million of developed technology assets associated with pain management and surgical products, $15 million of other intangible assets including a favorable supply agreement and product exclusivity rights and property, plant and equipment of less than $1 million. Trade names and developed technology assets will be amortized over 15 years while other intangible assets acquired have a weighted average useful life of 5 years.
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
Acquisition-related costs of the transaction were expensed as incurred and are not material to our condensed consolidated statements of operations. AAH revenue and earnings occurring subsequent to the acquisition date have been included in our 2015 financial results but are not material to the condensed consolidated statements of operations.

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

7 |

On May 5, 2015, we announced a comprehensive operational efficiency program, which is incremental to the supply network strategy that was previously announced. These program’s actions are focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product SKUs, changing our selling approach in certain markets and reducing our presence in certain countries, as well as planning to sell or exit ten manufacturing sites over the long term. We also plan to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing commercial activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries, primarily over the next 18 months.
In the second quarter of 2015, we recorded restructuring charges of $253 million relating to the operational efficiency initiative, consisting of employee termination costs of $228 million and asset impairment charges of $25 million.
In the second quarter of 2015, we recorded restructuring charges of $10 million relating to the supply network strategy, consisting of employee termination costs of $9 million and asset impairment charges of $1 million.
In the first half of 2014, we recorded restructuring charges of $5 million related to employee termination costs in Europe as a result of initiatives to reduce costs and better align our organizational structure.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$3	$2	$4	$4
Restructuring charges(b):
Employee termination costs	237	3	237	3
Accelerated depreciation	—	—	—	1
Asset impairment charges	26	—	26	—
Total Restructuring charges and certain acquisition-related costs	266	5	267	8

Other costs associated with cost-reduction/productivity initiatives:
Other operational efficiency initiative charges(c)	10	—	20	—
Other supply network strategy charges(d)	5		10
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$281	$5	$297	$8

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)
The restructuring charges for the three and six months ended June 28, 2015, represent charges related to our operational efficiency initiative and supply network strategy. The restructuring charges for the three and six months ended June 29, 2014, include employee termination costs in Europe ($3 million and $5 million, respectively). Additionally, the six months ended June 29, 2014, includes a reversal of a previously established reserve as a result of a change in estimate of severance costs ($2 million benefit), and accelerated depreciation related to the exiting of a research facility ($1 million).

The restructuring charges are associated with the following:

•	For the three and six months ended June 28, 2015—U.S. ($30 million), International ($115 million) and Manufacturing/research/corporate ($118 million).
•For the three months ended June 29, 2014—International ($3 million).
•For the six months ended June 29, 2014—International ($5 million) and Manufacturing/research/corporate ($1 million benefit).

(c)	Primarily represents consulting fees and is included in Selling, general and administrative expenses .

(d)	Primarily represents consulting fees and is included in Cost of sales.
The components of, and changes in, our restructuring accruals follow:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2014(a)	$18	$—	$1	$19
Provision	237	26	—	263
Utilization and other(b)	(12)	(26)	—	(38)
Balance, June 28, 2015(a)	$243	$—	$1	$244

(a)	At June 28, 2015, and December 31, 2014, included in Accrued expenses ($148 million and $13 million, respectively) and Other noncurrent liabilities ($96 million and $6 million, respectively).

(b)	Includes adjustments for foreign currency translation.

8 |

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Royalty-related income	$(7)	$(6)	$(14)	$(14)
Identifiable intangible asset impairment charges(a)	2	—	2	—
Net gain on sale of assets(b)	—	(6)	—	(6)
Certain legal and other matters, net(c)	—	13	—	11
Foreign currency loss(d)	4	7	12	16
Other, net(e)	3	—	2	2
Other (income)/deductions—net	$2	$8	$2	$9

(a)	For the three and six months ended June 28, 2015, represents an impairment of IPR&D assets related to the termination of a canine oncology project.

(b)	For the three and six months ended June 29, 2014, represents the net gain on sale of land in our Taiwan joint venture.

(c)
For the three and six months ended June 29, 2014, represents a $13 million charge related to a commercial settlement in Mexico. See Note 16. Commitments and Contingencies for additional information. The six months ended June 29, 2014, also includes a $2 million insurance recovery of litigation related charges.

(d)
Primarily driven by costs related to hedging and exposures to certain emerging market currencies. The six months ended June 29, 2014, also includes losses related to the depreciation of the Argentine peso in the first quarter of 2014.

(e)
For the three and six months ended June 28, 2015, primarily represents inventory losses of $3 million sustained as a result of weather damage at storage facilities in Brazil and Australia, partially offset by interest income and other miscellaneous income. For the six months ended June 29, 2014, represents a pension plan settlement charge related to the sale of a manufacturing plant, partially offset by interest income and other miscellaneous income.

8.	Income Taxes

A.	Taxes on Income
The effective tax rate was (33.3)% for the second quarter of 2015, compared with 30.5% for the second quarter of 2014. The negative effective tax rate for the second quarter of 2015 was driven by a pre-tax loss which resulted from restructuring charges recorded in the quarter related to the operational efficiency initiative and supply network strategy. See Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for additional information. In addition the effective tax rate for the second quarter of 2015 includes a $6 million discrete tax benefit related to prior period tax adjustments, partially offset by a valuation allowance of $3 million, and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The effective tax rate was 36.5% for the six months ended June 28, 2015, compared with 31.1% for the six months ended June 29, 2014. The higher effective tax rate for the six months ended June 28, 2015 was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations, restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs; and

•	the recording of a valuation allowance of $3 million in the second quarter of 2015;
partially offset by:

•	an $9 million discrete tax benefit recorded in the first quarter of 2015 related to a revaluation of deferred taxes as a result of a change in tax rates; and

•	a $6 million discrete tax benefit recorded related to prior period tax adjustments.

B.	Deferred Taxes
As of June 28, 2015, the total net deferred income tax liability of $52 million is included in Current deferred tax assets ($127 million), Noncurrent deferred tax assets ($65 million), Accrued expenses ($10 million) and Noncurrent deferred tax liabilities ($234 million).
As of December 31, 2014, the total net deferred income tax liability of $125 million is included in Current deferred tax assets ($109 million), Noncurrent deferred tax assets ($54 million), Accrued expenses ($11 million) and Noncurrent deferred tax liabilities ($277 million).

C.	Tax Contingencies
As of June 28, 2015, the tax liabilities associated with uncertain tax positions of $57 million (exclusive of interest and penalties related to uncertain tax positions of $8 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($51 million).
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

9 |

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
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of June 28, 2015, and December 31, 2014. There were no amounts drawn under the credit facility as of June 28, 2015, or December 31, 2014.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 28, 2015, we had access to $82 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $4 million and $7 million as of June 28, 2015, and December 31, 2014, respectively. Long-term borrowings outstanding related to these facilities were $2 million and $3 million as of June 28, 2015, and December 31, 2014, respectively.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 28, 2015, and December 31, 2014, there was no commercial paper issued under this program.
Short-Term Borrowings
As of June 28, 2015, short-term borrowings outstanding related to credit facilities were $4 million, with a weighted-average interest rate of 6.4%. As of December 31, 2014, short-term borrowings outstanding related to credit facilities were $7 million, with a weighted-average interest rate of 9.7%. See Credit Facilities for additional information.
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
The current portion of long-term debt was $400 million as of June 28, 2015, with a weighted-average interest rate of 1.150%. There was no current portion of long-term debt as of December 31, 2014.
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

10 |

The components of our long-term debt follow:

	June 28,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Lines of credit, due 2016-2018	$2	$3
1.150% Senior Notes due 2016	400	400
1.875% Senior Notes due 2018	750	750
3.250% Senior Notes due 2023	1,350	1,350
4.700% Senior Notes due 2043	1,150	1,150
	3,652	3,653
Unamortized debt discount	(9)	(10)
Less current portion of long-term debt	(400)	—
Long-term debt	$3,243	$3,643
The fair value of our long-term debt, including the current portion of long-term debt, was $3,580 million and $3,690 million as of June 28, 2015, and December 31, 2014, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’s credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, including the current portion of long-term debt, as of June 28, 2015, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2016	2017	2018	2019	2020	2020	Total
Maturities	$401	$—	$751	$—	$—	$2,500	$3,652
Interest Expense
Interest expense, net of capitalized interest, was $29 million and $57 million for the three and six months ended June 28, 2015, respectively, and $29 million and $58 million for the three and six months ended June 29, 2014, respectively. Capitalized interest was $1 million and $2 million for the both the three and six months ended June 28, 2015, and June 29, 2014, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.3 billion and $1.1 billion, as of June 28, 2015, and December 31, 2014, respectively. The derivative financial instruments primarily offset exposures in the euro, U.K. pound, and Japanese Yen. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
Fair Value of Derivative Instruments
The location and fair values of derivative instruments not designated as hedging instruments are as follows:

		Fair Value of Derivatives
		June 28,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2015	2014
Foreign currency forward-exchange contracts	Other current assets	$11	$9
Foreign currency forward-exchange contracts	Other current liabilities	(12)	(4)
Total foreign currency forward-exchange contracts		$(1)	$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.

11 |

The net gains and losses incurred on foreign currency forward-exchange contracts not designated as hedging instruments were losses of $1 million and gains of $6 million for the three and six months ended ended June 28, 2015, respectively, and losses of $13 million and $1 million for the three and six months ended June 29, 2014, respectively, and are recorded in Other (income)/deductions—net. These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

10.	Inventories
The components of inventory follow:

	June 28,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Finished goods	$715	$688
Work-in-process	424	340
Raw materials and supplies	278	261
Inventories	$1,417	$1,289

11.	Goodwill and Other Intangible Assets

A.	Goodwill
Prior to the second quarter of 2015, our businesses were managed through four operating segments, and they are now managed through two operating segments: U.S. and International. See Note 17. Segment and Other Revenue Information for additional information.
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2014	$501	$475	$976
Additions(a)	162	38	200
Other(b)	—	(9)	(9)
Balance, June 28, 2015	$663	$504	$1,167

(a)
Reflects the allocation across reportable segments of goodwill associated with the acquisition of certain assets of Abbott Animal Health (amounts recorded are preliminary and subject to final valuation). For additional information, see Note 5. Acquisitions.

(b)	Reflects adjustments for foreign currency translation.
The gross goodwill balance was $1,703 million and $1,512 million as of June 28, 2015, and December 31, 2014, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of June 28, 2015, and December 31, 2014.

12 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of June 28, 2015			As of December 31, 2014
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$709	$(268)	$441	$744	$(259)	$485
Brands	212	(116)	96	216	(111)	105
Trademarks and trade names(a)	63	(42)	21	60	(41)	19
Other(a)	133	(116)	17	119	(116)	3
Total finite-lived intangible assets	1,117	(542)	575	1,139	(527)	612
Indefinite-lived intangible assets:
Brands	39	—	39	38	—	38
Trademarks and trade names	67	—	67	67	—	67
In-process research and development(a)	8	—	8	2	—	2
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	122	—	122	115	—	115
Identifiable intangible assets	$1,239	$(542)	$697	$1,254	$(527)	$727

(a)
Includes the acquisition of intangible assets associated with the purchase of certain assets of Abbott Animal Health in the first quarter of 2015 (amounts recorded are preliminary and subject to final valuation), as well as the impact of foreign exchange. For additional information, see Note 5. Acquisitions.

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $16 million and $31 million for each of the three and six months ended June 28, 2015, and June 29, 2014, respectively.

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $1 million in each three month period ended June 28, 2015, and June 29, 2014, respectively, and approximately $3 million in each six month period ended June 28, 2015, and June 29, 2014, respectively.
As part of the Separation (see Note 2. The Separation and Transactions and Agreements with Pfizer), certain separation adjustments were made to transfer the assets and liabilities of certain international defined benefit pension plans from Pfizer to Zoetis. During the first quarter of 2014, our pension plan in Japan was transferred to us from Pfizer. The net pension obligation (approximately $2 million) and the related accumulated other comprehensive loss (approximately $2 million, net of tax) associated with this plan were recorded. During the remainder of 2014, our pension plans in Australia, Belgium and Switzerland were transferred to us. Prior to the Separation and transfer, these benefit plans were accounted for as multi-employer plans. There were no transfers during the first six months of 2015. As of June 28, 2015, there existed a net liability of $1 million for the expected transfer of the Philippines pension plan which is expected to occur in 2015.
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Service cost	$2	$1	$4	$2
Interest cost	1	—	2	1
Expected return on plan assets	(1)	—	(1)	—
Amortization of net actuarial loss	1	—	1	—
Settlement loss(a)	—	—	—	4
Net periodic benefit cost	$3	$1	$6	$7

(a)	Includes the first quarter 2014 settlement charge of approximately $4 million ($3 million, net of tax) associated with the 2012 sale of our Netherlands manufacturing facility.
Total company contributions to the dedicated international pension plans were $1 million and $3 million for the three and six months ended June 28, 2015, respectively, and $0 million and $2 million for the three and six months ended June 29, 2014, respectively. We expect to contribute a total of approximately $7 million to these plans in 2015.
Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $2 million and $3 million for the three months and six months ended June 29, 2014, respectively. Contributions to these plans were approximately $1 million and $2 million for the three and six months ended June 29, 2014, respectively. There were no plans accounted for as multi-employer plans in 2015.

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

13 |

The components of share-based compensation expense follow:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Stock options / stock appreciation rights	$5	$4	$11	$7
RSUs / DSUs	5	4	9	6
PSUs	1	—	1	—
Share-based compensation expense—total(a)	$11	$8	$21	$13
(a) For the three and six months ended June 28, 2015, we capitalized $1 million of share-based compensation expense to inventory.
During the six months ended June 28, 2015, the company granted 857,715 stock options with a weighted-average exercise price of $45.99 per stock option and a weighted-average fair value of $11.69 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The expected volatility assumption required for the Black-Scholes-Merton model for the 2015 grant was calculated using a 2-year historical volatility of the Zoetis stock price and weighting it equally against the implied volatility. Prior to 2015, the company had used an implied volatility. The selection of the blended historical and implied volatility approach was based on our assessment that this calculation of expected volatility is more representative of future stock price trends. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.79%; expected dividend yield of 0.72%; expected stock price volatility of 23.91%; and expected term of 6.5 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 28, 2015, the company granted 707,932 RSUs with a weighted-average grant date fair value of $46.04 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 28, 2015, the company granted 157,130 PSUs with a weighted-average grant date fair value of $63.14 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon total shareholder return of the company in comparison to the total shareholder return of the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 21.8% and 23.5%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

14.	Stockholders' Equity
Zoetis is authorized to issue 6,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock.
Changes in common shares and treasury stock were as follows:

(MILLIONS OF DOLLARS AND SHARES)	Common Shares Issued(a)	Treasury Stock(a)	Cost of Treasury Stock
Balance, December 31, 2013	500.008	—	$—
Stock-based compensation(b)	0.086	0.013	0.4
Defined contribution plan	0.957	—	—
Balance, June 29, 2014	501.051	0.013	$0.4

Balance, December 31, 2014	501.342	0.015	$0.5
Stock-based compensation(b)	0.159	0.023	1.1
Share repurchase program(c)	—	2.124	98.1
Balance, June 28, 2015	501.502	2.162	$99.7

(a)	Shares may not add due to rounding.

(b)
Treasury shares associated with stock-based compensation are reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards. For additional information regarding share-based compensation, see Note 13. Share-Based Payments.

(c)
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of June 28, 2015, there was approximately $402 million remaining under this authorization.

14 |

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

	Currency Translation
	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2014	$(336)	$(25)	$(361)
Other comprehensive income (loss), net of tax	(144)	1	(143)
Balance, June 28, 2015	$(480)	$(24)	$(504)

15.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2015	2014	2015	2014
Numerator
Net (loss)/income before allocation to noncontrolling interests	$(36)	$139	$129	$294
Less: net income attributable to noncontrolling interests	1	3	1	3
Net (loss)/income attributable to Zoetis Inc.	$(37)	$136	$128	$291
Denominator
Weighted-average common shares outstanding	500.173	500.975	500.660	500.603
Common stock equivalents: stock options, RSUs, PSUs and DSUs	—	0.709	2.233	0.590
Weighted-average common and potential dilutive shares outstanding	500.173	501.684	502.893	501.193

(Loss)/earnings per share attributable to Zoetis Inc. stockholders—basic	$(0.07)	$0.27	$0.26	$0.58
(Loss)/earnings per share attributable to Zoetis Inc. stockholders—diluted	$(0.07)	$0.27	$0.25	$0.58
Common stock equivalents were not included for the three months ended June 28, 2015, as the effect would have been anti-dilutive. There were approximately 0.6 million stock options outstanding for the six months ended June 28, 2015, and 3 million and 2 million stock options outstanding for the three and six months ended June 29, 2014, respectively, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive.

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

15 |

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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature, and expressing our interest in discussing alternatives to address the matter. In response, the prosecutor suggested engaging a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic.
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma, LLC, formerly having the name Alpharma Inc. Alpharma, LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of Euro 11 million (approximately $14 million) and was reimbursed by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013; the appeal remains pending.
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

16 |

On March 30, 2015, we were served with a complaint filed in the U.S. District Court for the Eastern District of Pennsylvania by two additional customers in Mexico, alleging damages suffered as a result of the use of poultry vaccines obtained from the recalled lots discussed above. We have moved to dismiss the complaint in its entirety on grounds that the complaint fails to properly state a claim on which relief can be granted and fails to properly name all interested parties. Those motions currently remain pending before the Court.
Lascadoil Contamination in Animal Feed
An investigation by the U.S. Food and Drug Administration (FDA) and the Michigan Department of Agriculture is ongoing to determine how lascadoil, oil for industrial use, made its way into the feed supply of certain turkey and hog feed mills in Michigan. The contaminated feed is believed to have caused the deaths of approximately 50,000 turkeys and the contamination (but not death) of at least 20,000 hogs in August 2014. While it remains an open question as to how the lascadoil made its way into the animal feed, the allegations are that lascadoil intended to be sold for reuse as biofuel was inadvertently sold to producers of soy oil, who in turn, unknowingly sold the contaminated soy oil to fat recycling vendors, who then sold the contaminated soy oil to feed mills for use in animal feed. Indeed, related to the FDA investigation, Shur-Green Farms LLC, a producer of soy oil, recalled certain batches of soy oil allegedly contaminated with lascadoil on October 13, 2014.
During the course of its investigation, the FDA identified the process used to manufacture Zoetis’ Avatec® (lasalocid sodium) and Bovatec® (lasalocid sodium) products as one possible source of the lascadoil, since lascadoil contains small amounts of lasalocid, the active ingredient found in both products. Zoetis has historically sold any and all industrial lascadoil byproduct to an environmental company specializing in waste disposal. The environmental company is contractually obligated to incinerate the lascadoil or resell it for use in biofuel. Under the terms of the agreement, the environmental company is expressly prohibited from reselling the lascadoil to be used as a component in food. The FDA inspected the Zoetis site where Avatec and Bovatec are manufactured, and found no evidence that Zoetis was involved in the contamination of the animal feed.
On March 10, 2015, plaintiffs Restaurant Recycling, LLC and Superior Feed Ingredients, LLC, both of whom are in the fat recycling business, filed a complaint against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. We believe we have strong arguments against all claims and do not believe there is any liability on the part of Zoetis.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 28, 2015, recorded amounts for the estimated fair value of these indemnifications were not significant.

17.	Segment and Other Revenue Information

A.	Segment Information
In the second quarter of 2015, we changed our segment reporting structure to reflect the way management makes operating decisions. We consolidated our prior Europe/Africa/Middle East (EuAfME), Canada/Latin America (CLAR) and Asia/Pacific (APAC) operating segments into one operating segment. As a result, the company's new segment reporting structure consists of two reportable segments: the United States and International. We also recategorized certain costs that are not allocated to our operating segments. There has been no change in our total condensed consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. The prior period presentation has been revised to reflect the new segment reporting structure.
We manage our operations through two geographic regions. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives and other pharmaceuticals, for both livestock and companion animal customers.
Operating Segments
Our operating segments are the United States and International. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities includes our Client Supply Services (CSS) contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the international commercial segment.

17 |

•
Corporate, which is responsible for platform functions such as business technology, facilities, legal, finance, human resources, business development, and communications, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.

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

•
Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.6 billion at both June 28, 2015, and December 31, 2014.
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Three months ended
U.S.
Revenue	$539	$459
Cost of Sales	127	106
Gross Profit	412	353
Gross Margin	76.4%	76.9%
Operating Expenses	93	95
Other (income)/deductions	—	—
U.S. Earnings	319	258	$7	$9

International
Revenue(b)	622	683
Cost of Sales	225	243
Gross Profit	397	440
Gross Margin	63.8%	64.4%
Operating Expenses	151	175
Other (income)/deductions	4	2
International Earnings	242	263	13	12

Total operating segments	561	521	20	21

Other business activities(c)	(67)	(75)	6	7
Reconciling Items:
Corporate(d)	(123)	(125)	10	8
Purchase accounting adjustments(e)	(15)	(13)	12	13
Acquisition-related costs(f)	(4)	(2)	—	—
Certain significant items(g)	(319)	(53)	1	1
Other unallocated(h)	(60)	(53)	1	1
Total (Loss)/Earnings(i)	$(27)	$200	$50	$51

18 |

	Earnings		Depreciation and Amortization(a)
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Six months ended
U.S.
Revenue	$1,060	$938
Cost of Sales	252	217
Gross Profit	808	721
Gross Margin	76.2%	76.9%
Operating Expenses	174	185
Other (income)/deductions	—	—
U.S. Earnings	634	536	$13	$17

International
Revenue(b)	1,193	1,290
Cost of Sales	429	460
Gross Profit	764	830
Gross Margin	64.0%	64.3%
Operating Expenses	286	322
Other (income)/deductions	6	3
International Earnings	472	505	24	25

Total operating segments	1,106	1,041	37	42

Other business activities(c)	(135)	(148)	13	14
Reconciling Items:
Corporate(d)	(254)	(247)	19	14
Purchase accounting adjustments(e)	(28)	(25)	25	25
Acquisition-related costs(f)	(5)	(4)	—	—
Certain significant items(g)	(360)	(89)	2	3
Other unallocated(h)	(121)	(101)	2	3
Total Earnings(i)	$203	$427	$98	$101

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)
Revenue denominated in euros was $151 million and $286 million for the three and six months ended June 28, 2015, respectively, and $182 million and $350 million for the three and six months ended June 29, 2014, respectively.

(c)	Other business activities reflects the R&D costs managed by our Research and Development organization, as well as revenue and expenses related to our contract manufacturing business.

(d)	Corporate includes, among other things, administration expenses, interest expense, certain compensation and other costs not charged to our operating segments.

(e)
Purchase accounting adjustments includes certain charges related to intangible assets and property, plant and equipment not charged to our operating segments, and the fair value adjustments to acquired inventory.

(f)
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

•
For the second quarter of 2015, Certain significant items primarily includes: (i) Zoetis stand-up costs of $39 million; (ii) charges related to our operational efficiency initiative and supply network strategy of $278 million; and (iii) an impairment of IPR&D assets of $2 million related to the termination of a canine oncology project. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs.

•
For the second quarter of 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $41 million; (ii) charges related to a commercial settlement in Mexico of $13 million; (iii) the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture of $3 million; and (iv) restructuring charges of $3 million related to employee severance costs in Europe.

19 |

•
For the six months ended June 28, 2015, Certain significant items primarily includes: (i) Zoetis stand-up costs of $62 million; (ii) charges related to our operational efficiency initiative and supply network strategy of $293 million; (iii) an impairment of IPR&D assets of $2 million related to the termination of a canine oncology project; and (iv) charges due to unusual investor-related activities of $3 million.

•
For the six months ended June 29, 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $74 million; (ii) charges related to a commercial settlement in Mexico of $13 million; (iii) restructuring charges of $5 million related to employee severance costs in Europe, partially offset by a $2 million benefit related to a reversal of a previously established reserve as a result of a change in estimate of severance costs; (iv) the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture of $3 million; (v) additional depreciation associated with asset restructuring of $1 million; (vi) a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million; and (vii) an insurance recovery of litigation-related charges of $2 million income.

(h)	Includes overhead expenses associated with our manufacturing and supply operations, as well as procurement costs.

(i)	Defined as income before provision for taxes on income.

B.	Other Revenue Information
Revenue by Species
Significant species revenue are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Livestock:
Cattle	$372	$379	$769	$770
Swine	162	157	332	317
Poultry	138	146	267	281
Other	18	21	37	41
	690	703	1,405	1,409
Companion Animal:
Horses	42	46	82	89
Dogs and Cats	429	393	766	730
	471	439	848	819

Contract Manufacturing	14	16	24	27

Total revenue	$1,175	$1,158	$2,277	$2,255
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Anti-infectives	$278	$287	$590	$609
Vaccines	286	304	557	578
Parasiticides	193	199	346	350
Medicated feed additives	119	109	240	213
Other pharmaceuticals	237	207	424	398
Other non-pharmaceuticals	48	36	96	80
Contract manufacturing	14	16	24	27
Total revenue	$1,175	$1,158	$2,277	$2,255

20 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of June 28, 2015, the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 28, 2015 and June 29, 2014, and the related condensed consolidated statements of equity and cash flows for the six-month periods ended June 28, 2015 and June 29, 2014. These condensed consolidated financial statements are the responsibility of the Company's management.

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of June 28, 2015 and for the three and six-month periods ended June 28, 2015 and June 29, 2014 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
August 6, 2015

21 |

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Overview of our business
We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. For more than 60 years, as a business unit of Pfizer Inc. (Pfizer) and since 2013, as an independent public company, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We manage our operations through two geographic operating segments. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. Our two operating segments are the United States (U.S.) and International. See Notes to Condensed Consolidated Financial Statements—Note 17. Segment and Other Revenue Information.
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
A summary of our 2015 performance compared with the comparable 2014 period follows:

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Revenue	$1,175	$1,158	1	$2,277	$2,255	1
Net (loss)/income attributable to Zoetis	(37)	136	*	128	291	(56)
Adjusted net income(a)	216	189	14	423	380	11

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this MD&A for more information.
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
For example, outbreaks of the porcine epidemic diarrhea virus (PEDv) have been occurring in the United States since 2013 and in Europe since 2014. PEDv has existed in parts of Asia for many years. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting pork producers in understanding and controlling PEDv and we have partnered with key stakeholders, including various academic institutions such as the University of Minnesota and Iowa State University. In September 2014, the U.S. Department of Agriculture (USDA) granted us a conditional license for a vaccine to help fight PEDv. In order to receive the conditional license, we had to demonstrate the safety of the vaccine in a field study and provide a reasonable expectation of the vaccine’s efficacy. We began supplying the vaccine to veterinarians and pig farmers in September 2014, and we are working to complete the efficacy and potency studies necessary to obtain full licensure in the United States from the USDA. Since first reported in the United States in 2013, PEDv has continued to spread and has now been reported in at least 34 U.S. states, as well as in Canada, Mexico, parts of South America, additional markets in Asia, including Japan, South Korea, and Taiwan; and several countries in Europe, including Spain, Germany, Italy, and France. According to recent reports,

22 |

during 2014 PEDv impacted up to 50% of the sows in the United States, and up to one-third of the sows in Mexico. Although many of the farms that were previously infected have since returned to normal production, the virus continues to pose a threat to the swine industry. We currently believe the impact of PEDv on our 2015 revenue will not be significant. However, we are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on our 2015 revenue.
In addition, since December 2014, highly pathogenic H5 avian influenza virus infections have been reported in domestic poultry, captive birds and wild birds in the United States, with a majority of confirmed infections occurring in backyard and commercial poultry flocks. The egg and turkey industry have been most impacted by this occurrence of avian influenza. USDA surveillance indicates that more than 40 million birds have been affected (either infected or exposed) in at least 20 states. It is important to note that human infection with avian influenza viruses has not occurred from eating properly cooked poultry or poultry products. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2015 global revenue will not be significant.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 28, 2015, approximately 49% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Canadian dollar, Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 28, 2015, approximately 51% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 10% from changes in foreign currency values relative to the U.S. dollar.
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
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the dollar would remain in place for imports that are deemed essential. A new free-floating rate (SIMADI) will replace the existing third-tier rate (SICAD II). As of June 28, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 12.8; and the SIMADI rate of 197. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. As of May 24, 2015, we had net monetary assets denominated in local currency of $70 million (including $81 million in cash) in Venezuela and other consolidated entities had receivables from our Venezuela business of $51 million. For the six months ended May 24, 2015, our revenue from the Venezuelan market was approximately $43 million.
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
Based on all of the factors noted above, we have decided to decrease our activity in Venezuela in 2015. As a result, we expect our revenue for the year ended November 30, 2015, to decline, as compared with $77 million for the year ended November 30, 2014.
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

23 |

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
Analysis of the condensed consolidated statements of operations
The following discussion and analysis of our statements of operations should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Revenue	$1,175	$1,158	1	$2,277	$2,255	1
Costs and expenses:
Cost of sales(a)	427	413	3	821	792	4
% of revenue	36%	36%		36%	35%
Selling, general and administrative expenses(a)	379	396	(4)	733	752	(3)
% of revenue	32%	34%		32%	33%
Research and development expenses(a)	84	92	(9)	164	179	(8)
% of revenue	7%	8%		7%	8%
Amortization of intangible assets(a)	15	15	—	30	30	—
Restructuring charges and certain acquisition-related costs	266	5	*	267	8	*
Interest expense, net of capitalized interest	29	29	—	57	58	(2)
Other (income)/deductions—net	2	8	(75)	2	9	(78)
(Loss)/income before provision for taxes on income	(27)	200	*	203	427	(52)
% of revenue	(2)%	17%		9%	19%
Provision for taxes on income	9	61	(85)	74	133	(44)
Effective tax rate	(33.3)%	30.5%		36.5%	31.1%
Net (loss)/income before allocation to noncontrolling interests	(36)	139	*	129	294	(56)
Less: Net income attributable to noncontrolling interests	1	3	(67)	1	3	(67)
Net (loss)/income attributable to Zoetis	$(37)	$136	*	$128	$291	(56)
% of revenue	(3)%	12%		6%	13%
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

24 |

Revenue
Three months ended June 28, 2015 vs. three months ended June 29, 2014
Total revenue increased by $17 million in the second quarter of 2015 compared with the second quarter of 2014, reflecting higher operational revenue of $123 million, or 11%, comprised of 9% volume increases and 2% price increases. Operational revenue growth is defined as revenue growth excluding the impact of foreign exchange. Operational revenue growth was driven by increased revenue in the U.S. segment, in addition to solid performance from international markets, particularly Brazil, Venezuela, China, and the United Kingdom. Total livestock sales increased 8% operationally, driven by growth across all of our key species, particularly due to new product launches and favorable market conditions in cattle, and an increase in treatable animals due to the recovery of the swine population after last year’s PEDv outbreaks. Total companion animal sales increased 15% operationally, driven by the addition of sales from the acquisition of certain assets of Abbott Animal Health, as well as the performance of Apoquel®.
Six months ended June 28, 2015 vs. six months ended June 29, 2014
Total revenue increased by $22 million in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, reflecting higher operational revenue of $187 million, or 8%, comprised of 5% volume increases and 3% price increases. Operational revenue growth was driven by increased revenue in the U.S. segment, in addition to strong performance from international markets, particularly Brazil, Venezuela, China, and the United Kingdom. Total livestock sales increased 8% operationally, driven by growth across all of our key species, particularly due to new product launches and favorable market conditions in cattle, and an increase in treatable animals due to the recovery of the swine population after last year’s PEDv outbreaks. Total companion animal sales increased 10% operationally, driven by the addition of sales from the acquisition of certain assets of Abbott Animal Health, as well as the performance of Apoquel®.
Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Cost of sales	$427	$413	3	$821	$792	4
% of revenue	36.3%	35.7%		36.1%	35.1%
Certain amounts and percentages may reflect rounding adjustments.
Three and six months ended June 28, 2015 vs. three and six months ended June 29, 2014
Cost of sales increased by $14 million, or 3%, in the second quarter of 2015 compared with the second quarter of 2014, and $29 million, or 4%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, primarily as a result of:

•	an increase in sales volume and unfavorable product mix;

•	higher global manufacturing and supply costs; and

•	consulting charges relating to our supply network strategy;
partially offset by:

•	favorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Selling, general and administrative expenses	$379	$396	(4)	$733	$752	(3)
% of revenue	32%	34%		32%	33%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 28, 2015 vs. three months ended June 29, 2014
Selling, general & administrative (SG&A) expenses decreased by $17 million, or 4%, in the second quarter of 2015 compared with the second quarter of 2014, primarily as a result of:

•	favorable foreign exchange; and

•	a reduction in marketing and other spending,
partially offset by:

•	consulting charges relating to our operational efficiency initiative;

•	an increase in bad debt expense;

•	higher share-based payment expenses; and

•	higher costs associated with our enabling functions, including higher business technology and facilities costs.

25 |

Six months ended June 28, 2015 vs. six months ended June 29, 2014
Selling, general & administrative (SG&A) expenses decreased by $19 million, or 3%, in the six months ended June 28, 2015 compared with the six months ended June 29, 2014, primarily as a result of:

•	favorable foreign exchange; and

•	a reduction in marketing and other spending,
partially offset by:

•	consulting charges relating to our operational efficiency initiative;

•	higher costs associated with our enabling functions, including higher business technology and facilities costs;

•	an increase in bad debt expense; and

•	higher share-based payment expenses.

Research and development expenses
	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Research and development expenses	$84	$92	(9)	$164	$179	(8)
% of revenue	7%	8%		7%	8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 28, 2015 vs. three months ended June 29, 2014
R&D expenses decreased $8 million, or 9%, in the second quarter of 2015 compared with the second quarter of 2014, primarily as a result of:

•	favorable foreign exchange; and

•	lower equipment and laboratory supply costs due to timing and progression of project plans.
Six months ended June 28, 2015 vs. six months ended June 29, 2014
R&D expenses decreased $15 million, or 8%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, primarily as a result of:

•	favorable foreign exchange; and

•	a decrease in project spending due to timing and progression of project plans.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Amortization of intangible assets	$15	$15	—	$30	$30	—
Certain amounts and percentages may reflect rounding adjustments.
Three and six months ended June 28, 2015 vs. three and six months ended June 29, 2014
Amortization of intangible assets was flat in the three and six months ended June 28, 2015, compared with the three and six months ended June 29, 2014.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Restructuring charges and certain acquisition-related costs	$266	$5	*	$267	$8	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
On May 5, 2015, we announced a comprehensive operational efficiency program, which is incremental to the supply network strategy that was previously announced. These program’s actions are focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product SKUs, changing our selling approach in certain markets and reducing our presence in certain countries, as well as planning to sell or exit ten manufacturing sites over the long term. We also plan to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing commercial activities and operating more efficiently as a result of less internal complexity and more standardization of processes.

26 |

The implementation of our operational efficiency initiative and supply network strategy is expected to reduce revenue and gross profit by 2017 by approximately $280 million and $100 million, respectively. Additionally, we expect these actions to generate approximately $300 million in annual cost savings by 2017. As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries, primarily over the next 18 months. We expect these actions to result in approximately $400 million to $500 million in pre-tax charges.
Our acquisition-related costs are primarily related to restructuring charges for employees, assets and activities that will not continue in the future, as well as integration costs. The majority of these net restructuring charges are related to termination costs, but we may also exit distributor and other contracts and perform facility rationalization efforts. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Three months ended June 28, 2015 vs. three months ended June 29, 2014
Restructuring charges and certain acquisition-related costs increased by $261 million in the second quarter of 2015 compared with the second quarter of 2014, as a result of an increase in employee termination costs and asset impairment charges. In the second quarter of 2015, we recorded restructuring charges of $253 million relating to the operational efficiency initiative, consisting of employee termination costs of $228 million and asset impairment charges of $25 million, and restructuring charges of $10 million relating to the supply network strategy, consisting of employee termination costs of $9 million and asset impairment charges of $1 million. In the second quarter of 2014, we recorded restructuring charges of $3 million related to employee severance costs in Europe as a result of initiatives to reduce costs and better align our organizational structure.
Six months ended June 28, 2015 vs. six months ended June 29, 2014
Restructuring charges and certain acquisition-related costs increased by $259 million in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, as a result of an increase in employee termination costs and asset impairment charges. For the six months ended June 28, 2015, we recorded restructuring charges of $253 million relating to the operational efficiency initiative, consisting of employee termination costs of $228 million and asset impairment charges of $25 million, and restructuring charges of $10 million relating to the supply network strategy, consisting of employee termination costs of $9 million and asset impairment charges of $1 million. In the first half of 2014, we recorded restructuring charges of $5 million related to employee severance costs in Europe as a result of initiatives to reduce costs and better align our organizational structure.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Interest expense, net of capitalized interest	$29	$29	—	$57	$58	(2)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 28, 2015 vs. three months ended June 29, 2014
Interest expense, net of capitalized interest, was flat in the second quarter of 2015 compared with the second quarter of 2014.
Six months ended June 28, 2015 vs. six months ended June 29, 2014
Interest expense, net of capitalized interest, decreased $1 million, or 2%, in the six months ended June 28, 2015 compared with the six months ended June 29, 2014.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Other (income)/deductions—net	$2	$8	(75)	$2	$9	(78)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 28, 2015 vs. three months ended June 29, 2014
The change in Other (income)/deductions—net reflects a favorable impact of $6 million on income attributable to Zoetis in the second quarter of 2015 compared with the second quarter of 2014, primarily due to:

•	lower charges for legal and other matters as a result of a commercial settlement of $13 million in Mexico in 2014;
partially offset by:

•	an impairment of IPR&D assets related to the termination of a canine oncology project;

27 |

•	charges related to inventory losses as a result of weather damage to storage facilities in Brazil and Australia; and

•	the nonrecurrence of a net gain on the sale of land by our Taiwan joint venture in 2014.
Six months ended June 28, 2015 vs. six months ended June 29, 2014
The change in Other (income)/deductions—net reflects a favorable impact of $7 million on income attributable to Zoetis in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, primarily due to:

•	lower charges for legal and other matters as a result of a commercial settlement of $13 million in Mexico in 2014;

•	lower foreign currency losses in 2015 as a result of the depreciation of the Argentine peso in the first quarter of 2014; and

•	the nonrecurrence of a pension plan settlement charge incurred in the first quarter of 2014 related to the sale of a manufacturing plant, partially offset by:

•	an impairment of IPR&D assets related to the termination of a canine oncology project;

•	charges related to inventory losses as a result of weather damage to storage facilities in Brazil and Australia; and

•	the nonrecurrence of a net gain on the sale of land by our Taiwan joint venture in 2014.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Provision for taxes on income	$9	$61	(85)	$74	$133	(44)
Effective tax rate	(33.3)%	30.5%		36.5%	31.1%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 28, 2015 vs. three months ended June 29, 2014
The effective tax rate was (33.3)% for the second quarter of 2015, compared with 30.5% for the second quarter of 2014. The negative effective tax rate for the second quarter of 2015 was driven by a pre-tax loss which resulted from restructuring charges recorded in the quarter related to the operational efficiency initiative and supply network strategy. In addition, the effective tax rate for the second quarter of 2015 included a $6 million discrete tax benefit recorded related to prior period tax adjustments offset by the recording of a valuation allowance of $3 million, and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
The impact of the incentive tax rulings in Belgium, effective December 1, 2012 through 2017, and Singapore, effective October 29, 2012 through 2016, continue to be a component of the 2015 effective tax rate.
Six months ended June 28, 2015 vs. six months ended June 29, 2014
The effective tax rate was 36.5% for the six months ended June 28, 2015, compared with 31.1% for the six months ended June 29, 2014. The higher effective tax rate for the six months ended June 28, 2015, compared with the six months ended June 29, 2014, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations, restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs; and

•	the recording of a valuation allowance of $3 million in the second quarter of 2015;
partially offset by:

•	an $9 million discrete tax benefit recorded in the first quarter of 2015 related to a revaluation of deferred taxes as a result of a change in tax rates; and

•	a $6 million discrete tax benefit recorded related to prior period tax adjustments.

28 |

Operating Segment Results
In the second quarter of 2015, we changed our segment reporting structure to reflect the way management makes operating decisions. We consolidated our prior Europe/Africa/Middle East (EuAfME), Canada/Latin America (CLAR) and Asia/Pacific (APAC) operating segments into one operating segment. As a result, the company's new segment reporting structure consists of two reportable segments: the United States and International. We also recategorized certain costs that are not allocated to our operating segments. There has been no change in our total condensed consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. The prior period presentation has been revised to reflect the new segment reporting structure.
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	June 28,	June 29,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Livestock	$256	$224	14	—	14
Companion animal	283	235	20	—	20
	539	459	17	—	17
International
Livestock	434	479	(9)	(15)	6
Companion animal	188	204	(8)	(16)	8
	622	683	(9)	(15)	6

Total
Livestock	690	703	(2)	(10)	8
Companion animal	471	439	7	(8)	15
Contract Manufacturing	14	16	(13)	(16)	3
	$1,175	$1,158	1	(10)	11
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Six Months Ended			Related to
	June 28,	June 29,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Livestock	$555	$487	14	—	14
Companion animal	505	451	12	—	12
	1,060	938	13	—	13
International
Livestock	850	922	(8)	(12)	4
Companion animal	343	368	(7)	(14)	7
	1,193	1,290	(8)	(13)	5

Total
Livestock	1,405	1,409	—	(8)	8
Companion animal	848	819	4	(6)	10
Contract Manufacturing	24	27	(11)	(8)	(3)
	$2,277	$2,255	1	(7)	8
Certain amounts and percentages may reflect rounding adjustments.

29 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	June 28,	June 29,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Revenue	$539	$459	17	—	17
Cost of Sales	127	106	20	—	20
Gross Profit	412	353	17		17
Gross Margin	76.4%	76.9%		—
Operating Expenses	93	95	(2)	—	(2)
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	319	258	24	—	24

International
Revenue	622	683	(9)	(15)	6
Cost of Sales	225	243	(7)	(11)	4
Gross Profit	397	440	(10)	(17)	7
Gross Margin	63.8%	64.4%
Operating Expenses	151	175	(14)	(16)	2
Other (income)/deductions	4	2	100	*	*
International Earnings	242	263	(8)	(18)	10

Total operating segments	561	521	8	(9)	17
Other business activities	(67)	(75)	(11)
Reconciling Items:
Corporate	(123)	(125)	(2)
Purchase accounting adjustments	(15)	(13)	15
Acquisition-related costs	(4)	(2)	100
Certain significant items	(319)	(53)	*
Other unallocated	(60)	(53)	13
Income before provision for taxes on income	$(27)	$200	*
Certain amounts and percentages may reflect rounding adjustments.

30 |

			% Change
	Six Months Ended			Related to
	June 28,	June 29,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Revenue	$1,060	$938	13	—	13
Cost of Sales	252	217	16	—	16
Gross Profit	808	721	12	—	12
Gross Margin	76.2%	76.9%
Operating Expenses	174	185	(6)	—	(6)
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	634	536	18	—	18

International
Revenue	1,193	1,290	(8)	(13)	5
Cost of Sales	429	460	(7)	(10)	3
Gross Profit	764	830	(8)	(15)	7
Gross Margin	64.0%	64.3%
Operating Expenses	286	322	(11)	(13)	2
Other (income)/deductions	6	3	100	*	*
International Earnings	472	505	(7)	(16)	9

Total operating segments	1,106	1,041	6	(8)	14
Other business activities	(135)	(148)	(9)
Reconciling Items:
Corporate	(254)	(247)	3
Purchase accounting adjustments	(28)	(25)	12
Acquisition-related costs	(5)	(4)	25
Certain significant items	(360)	(89)	*
Other unallocated	(121)	(101)	20
Income before provision for taxes on income	$203	$427	(52)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 28, 2015 vs. three months ended June 29, 2014
U.S. operating segment
U.S. segment revenue increased by $80 million, or 17%, in the second quarter of 2015 compared with the second quarter of 2014, of which approximately $32 million resulted from growth in livestock products and approximately $48 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales in cattle, swine and poultry. Sales of cattle products grew across multiple categories, including premium brands, as a result of favorable market conditions. Cattle also benefited from new product growth. Sales of swine products increased due to the continued recovery in the pig population following the PEDv outbreak, as well as new product introductions. Growth in sales of poultry products was driven by the re-introduction of a medicated feed additive.

•
Companion animal revenue growth was driven by the addition of products acquired from Abbott Animal Health, as well as solid performance of Apoquel®. This growth was partially offset by competitive challenges in pain management products.

U.S. segment earnings increased by $61 million, or 24%, in the second quarter of 2015 compared with the second quarter of 2014 due to strong revenue growth and lower operating expenses, partially offset by unfavorable product mix.
International operating segment
International segment revenue decreased by $61 million, or 9%, in the second quarter of 2015 compared with the second quarter of 2014. Operational revenue increased $43 million, or 6%, reflecting growth of approximately $28 million in livestock products and growth of approximately $15 million in companion animal products.

•
Livestock revenue growth was driven by higher sales of cattle and swine products, partially offset by lower sales of poultry products. Continued favorable market conditions and new product launches in Brazil drove cattle growth. The performance of our portfolio in

31 |

China and other Asian markets helped drive increased sales of swine products, which are also benefiting from better market conditions. The poultry sales decline was driven by lower medicated feed additive sales in certain Latin American and Eastern European markets.

•
Companion animal revenue growth was favorably impacted by sales of parasiticide products in Western Europe, Australia, Canada and China. In addition, growth resulted from increased sales of Apoquel®, as well as strong vaccine sales in China and the addition of products acquired from Abbott Animal Health.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $104 million, or 15%, primarily driven by the depreciation of the euro and the Brazilian real.
International segment earnings decreased by $21 million, or 8%, in the second quarter of 2015 compared with the second quarter of 2014. Operational earnings growth was $25 million, or 10%, primarily due to to higher revenue and lower operating expenses.
Six months ended June 28, 2015 vs. six months ended June 29, 2014
U.S. operating segment
U.S. segment revenue increased by $122 million, or 13%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, of which approximately $68 million resulted from growth in livestock products and approximately $54 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales in cattle, swine and poultry. Sales of cattle products grew across multiple categories, including premium brands, as a result of favorable market conditions. Cattle also benefited from new product launches. Sales of swine products increased due to new products, as well as the continued recovery in the pig population following the PEDv outbreak. Growth in sales of poultry products was driven by the re-introduction of a medicated feed additive.

•
Companion animal revenue growth was driven by the addition of products acquired from Abbott Animal Health, as well as solid performance of Apoquel®. This growth was partially offset by competitive pressure in pain management products.

U.S. segment earnings increased by $98 million, or 18%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, due to strong revenue growth and lower expenses, partially offset by unfavorable product mix.
International operating segment
International segment revenue decreased by $97 million, or 8%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014. Operational revenue increased by $66 million, or 5%, reflecting growth of approximately $42 million in livestock products and growth of approximately $24 million in companion animal products.

•
Livestock revenue growth was driven by higher sales of cattle and swine products, partially offset by lower sales of poultry products. Continued favorable market conditions and new product launches in Brazil drove cattle growth. The performance of our portfolio in China and other Asian markets helped drive increased sales of swine products, which are also benefiting from better market conditions. The poultry sales decline was driven by lower medicated feed additive sales in certain Latin American and Eastern European markets.

•
Companion animal revenue growth was favorably impacted by the addition of products acquired from Abbott Animal Health. In addition, growth resulted from increased sales of Apoquel®, as well as strong vaccine and parasiticide sales in China.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $163 million, or 13%, primarily driven by the depreciation of the euro and Brazilian real.
International segment earnings decreased by $33 million, or 7%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014. Operational earnings growth was $44 million, or 9%, primarily due to higher gross profit margins.
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
Three months ended June 28, 2015 vs. three months ended June 29, 2014
Other business activities net loss decreased by $8 million, or 11%, in the second quarter of 2015 compared with the second quarter of 2014, reflecting favorable foreign exchange and lower R&D equipment and laboratory supply costs due to timing and progression of project plans.

32 |

Six months ended June 28, 2015 vs. six months ended June 29, 2014
Other business activities net loss decreased by $13 million, or 9%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, reflecting a decrease in direct R&D project spending due to timing and progression of project plans, as well as, favorable foreign exchange.
Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:

•
Corporate, which includes certain costs associated with business technology, facilities, legal, finance, human resources, business development and communications, among others. These costs also include certain compensation costs and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets, and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for restructuring and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and

•
Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.

Three months ended June 28, 2015 vs. three months ended June 29, 2014
Corporate expenses decreased by $2 million, or 2%, in the second quarter of 2015 compared with the second quarter of 2014, primarily due to to the favorable impact of foreign exchange, partially offset by higher share-based payment expense and the non-recurrence of Zoetis’ share of a prior year gain on the sale of land, as well as costs associated with the build-up of our enabling functions post-separation from Pfizer, including higher business technology costs and higher depreciation on assets recently placed in service.
Other unallocated expenses increased by $7 million, or 13%, in the second quarter of 2015 compared with the second quarter of 2014, primarily due to higher global manufacturing and supply costs, partially offset by favorable foreign exchange.
See Notes to Condensed Consolidated Financial Statements—Note 17. Segment and Other Revenue Information for further information.
Six months ended June 28, 2015 vs. six months ended June 29, 2014
Corporate expenses increased by $7 million, or 3%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, primarily due to additional costs associated with the build-up of our enabling functions post-separation from Pfizer, including higher business technology costs and higher depreciation on assets recently placed in service, as well as higher share-based payment expense and the non-recurrence of Zoetis’ share of a prior year gain on the sale of land, partially offset by the favorable impact of foreign exchange
Other unallocated expenses increased by $20 million, or 20%, in the six months ended June 28, 2015, compared with the six months ended June 29, 2014, primarily due higher global manufacturing and supply costs, partially offset by favorable foreign exchange.
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

33 |

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

34 |

Reconciliation
A reconciliation of net (loss)/income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
GAAP reported net (loss)/income attributable to Zoetis	$(37)	$136	*	$128	$291	(56)
Purchase accounting adjustments—net of tax	12	8	50	18	16	13
Acquisition-related costs—net of tax	4	2	100	7	3	*
Certain significant items—net of tax	237	43	*	270	70	*
Non-GAAP adjusted net income(a)	$216	$189	14	$423	$380	11
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 30.2% and 28.4% for the second quarter of 2015 and 2014, respectively, and 28.9% and 29.7% for the first six months of 2015 and 2014, respectively. The higher effective tax rate in the second quarter of 2015 compared with the second quarter of 2014 was primarily attributable to the recording of a valuation allowance of $3 million in the second quarter of 2015, and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. The lower effective tax rate for the six months ended June 28, 2015, compared with the six months ended June 29, 2014, was primarily attributable to a $4 million discrete tax benefit recorded in the first quarter of 2015 related to prior period deferred tax adjustments, offset by the recording of a valuation allowance of $3 million in the second quarter of 2015, an $8 million discrete tax expense during the first quarter of 2014 related to a prior period intercompany inventory adjustment, and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2015	2014	Change	2015	2014	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$(0.07)	$0.27	*	$0.25	$0.58	(57)
Purchase accounting adjustments—net of tax	0.02	0.02	—	0.04	0.03	33
Acquisition-related costs—net of tax	0.01	—	*	0.01	0.01	—
Certain significant items—net of tax	0.47	0.09	*	0.54	0.14	*
Non-GAAP adjusted EPS—diluted(b)	$0.43	$0.38	13	$0.84	$0.76	11
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)	EPS amounts may not add due to rounding.

(b)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs. For the quarter ended June 28, 2015, weighted-average diluted shares used to calculate non-GAAP adjusted net income per share were 502,563 thousand.

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Interest expense, net of capitalized interest	$29	$29	$57	$58
Interest income	1	1	3	2
Income taxes	94	76	172	162
Depreciation	32	33	62	64
Amortization	5	5	9	9

35 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Purchase accounting adjustments:
Amortization and depreciation(a)	$12	$13	$23	$24
Cost of sales(b)	3	—	5	1
Total purchase accounting adjustments—pre-tax	15	13	28	25
Income taxes(c)	3	5	10	9
Total purchase accounting adjustments—net of tax	12	8	18	16
Acquisition-related costs:
Integration costs(d)	3	2	4	4
Other(e)	1	—	1	—
Total acquisition-related costs—pre-tax	4	2	5	4
Income taxes(c)	—	—	(2)	1
Total acquisition-related costs—net of tax	4	2	7	3
Certain significant items:
Operational efficiency initiative(f)	263	—	273	—
Supply network strategy(g)	15	—	20	—
Other restructuring charges and cost-reduction/productivity initiatives(h)	—	3	—	4
Stand-up costs(i)	39	41	62	74
Net gains on sale of assets(j)	—	(3)	—	(3)
Other(k)	2	12	5	14
Total certain significant items—pre-tax	319	53	360	89
Income taxes(c)	82	10	90	19
Total certain significant items—net of tax	237	43	270	70
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$253	$53	$295	$89
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows: $1 million included in Selling, general and administrative expenses in the three months ended June 29, 2014; $1 million included in Research and Development expenses in each of the three and six months ended June 28, 2015, and June 29, 2014; $11 million and $22 million in the three and six months ended June 28, 2015, respectively, and $11 million and $23 million included in Amortization of intangible assets in the three and six months ended June 29, 2014, respectively.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory, included in Cost of sales.

(c)
Included in Provision for taxes on income. Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate. Income taxes in Purchase accounting adjustments for the six months ended June 28, 2015, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates. Income taxes in Acquisition-related costs for the six months ended June 28, 2015, includes a tax charge related to the acquisition of certain assets of Abbott Animal Health. Income taxes in Certain significant items for the six months ended June 28, 2015, includes a net tax benefit related to the revaluation of deferred taxes and other deferred tax adjustments.

(d)	Integration costs were included in Restructuring charges and certain acquisition-related costs.

(e)	Included in Other (income)/deductions—net.

(f)
Includes restructuring charges of $253 million related to employee termination costs ($228 million) and asset impairments ($25 million) for both the three and six months ended June 28, 2015, included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. Also includes other charges of $10 million and $20 million primarily related to consulting fees for the three and six months ended June 28, 2015, respectively, included in Selling, general and administrative expenses.

(g)
Includes restructuring charges of $10 million related to employee termination costs ($9 million) and asset impairments ($1 million) for both the three and six months ended June 28, 2015, included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. Also includes other charges of $5 million and $10 million primarily related to consulting fees for the three and six months ended June 28, 2015, respectively, included in Cost of sales.

(h)
Amounts relate to our cost-reduction/productivity initiatives and were included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(i)
Certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs, which were distributed as follows: $12 million and $14 million in the three and six months ended June 28, 2015, respectively, and $8 million and $11 million in the three and six months ended June 29, 2014, respectively, included in Cost of sales; $27 million and $48 million in the three and six months ended

36 |

June 28, 2015, respectively, and $31 million and $61 million in the three and six months ended June 29, 2014, respectively, included in Selling, general and administrative expenses; and $2 million in each of the three and six months ended June 29, 2014, included in Other (income)/deductions—net.

(j)	For the three and six months ended June 29, 2014, represents the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture, included in Other (income)/deductions.

(k)
The three and six months ended June 28, 2015, includes an impairment of IPR&D assets of $2 million related to a discontinued canine oncology project, in Other (income)/deductions. The six months ended June 28, 2015, also includes charges due to unusual investor-related activities of $3 million, in Selling, general and administrative expenses. The three and six months ended June 29, 2014, includes a charge associated with a commercial settlement in Mexico of $13 million, in Other (income)/deductions. The six months ended June 29, 2014, also includes a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million, partially offset by a $2 million income insurance recovery related to litigation-related charges, both in Other (income)/deductions.

Our financial guidance for 2015
Our 2015 financial guidance is summarized below:

Selected Line Items
Revenue	$4,700 to $4,775 million
Operational growth(a)	6.0% to 7.5%
Adjusted cost of sales as a percentage of revenue(b)	35.5% to 36.0%
Adjusted SG&A expenses(b)	$1,355 to $1,405 million
Adjusted R&D expenses(b)	$380 to $400 million
Adjusted interest expense and other (income)/deductions(b)	Approximately $110 million
Adjusted EBIT(c) margin(b)	Approximately 27%
Effective tax rate on adjusted income(b)	Approximately 29%
Adjusted diluted EPS(b)	$1.63 to $1.68
Adjusted net income	$820 to $845 million
Operational growth(a)	13% to 17%
Certain significant items(d) and acquisition-related costs	$410 to $490 million
Reported diluted EPS	$0.81 to $1.02

(a)	Growth excluding the impact of foreign exchange.

(b)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

(c)	Earnings before interest and taxes.

(d)
Includes certain nonrecurring costs related to restructuring and other charges for the operational efficiency initiative, becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

In updating our guidance for full-year 2015, we have considered current exchange rates and other factors.
A reconciliation of 2015 adjusted net income and adjusted diluted EPS guidance to 2015 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full-Year 2015 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$820 - $845	~$1.63 - $1.68
Purchase accounting adjustments	~(40)	~(0.08)
Certain significant items(b) and acquisition-related costs	~(290 - 370)	~(0.58 - 0.74)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$410 - $515	~$0.81 - $1.02

(a)	For an understanding of adjusted net income, see the “Adjusted net income” section of this MD&A.

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

37 |

Analysis of the condensed consolidated balance sheets
June 28, 2015 vs. December 31, 2014
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts increased as a result of the timing of customer collections, due in part to temporary billing disruptions experienced during our U.S. ERP implementation in the second quarter of 2015. The increase was partially offset by the impact of foreign exchange.
Inventories increased primarily to support certain production transfers and production phasing, increased commercial demand of selected products, and purchases of inventory associated with the acquisition of certain assets from Abbott Animal Health. These increases were partially offset by the impact of foreign exchange. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Note 10. Inventories for additional information.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the second quarter of 2015, as well as the impact of a revaluation of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 8. Income Taxes.
Property, plant and equipment, less accumulated depreciation decreased primarily as a result of depreciation expense, the impact of foreign exchange and fixed asset impairments. These decreases were partially offset by capital spending.
Goodwill increased primarily as a result of the acquisition of certain assets from Abbott Animal Health. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Note 11. Goodwill and Other Intangible Assets.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense and the impact of foreign exchange, as well as intangible asset impairments primarily associated with our operational efficiency initiatives. These decreases were partially offset by the acquisition of certain assets from Abbott Animal Health. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Note 11. Goodwill and Other Intangible Assets.
Accounts payable decreased as a result of the timing of payments and the impact of foreign exchange.
Accrued compensation and related items decreased, primarily due to payment of 2014 annual bonuses to eligible employees and 2014 employee savings plan contributions, partially offset by the pro-rata accrual of similar items for 2015.
Dividends payable decreased, reflecting the payment of dividends declared on December 17, 2014, and paid on March 3, 2015.
Accrued expenses and Other current liabilities increased primarily as a result of the 2015 second quarter accrual of employee termination costs associated with our operational efficiency initiatives and the 2015 first quarter recognition of the contingent purchase price consideration to be paid to Abbott. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Other non-current liabilities increased primarily as a result of the 2015 second quarter accrual of employee termination costs associated with our operational efficiency initiatives. See Notes to Condensed Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 14. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 28,	June 29,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Net cash provided by (used in):
Operating activities	$182	$136	34
Investing activities	(318)	(95)	*
Financing activities	(185)	(74)	*
Effect of exchange-rate changes on cash and cash equivalents	(17)	1	*
Net decrease in cash and cash equivalents	$(338)	$(32)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

38 |

Operating activities
Six months ended June 28, 2015 vs. six months ended June 29, 2014
Net cash provided by operating activities was $182 million for the six months ended June 28, 2015, compared with net cash provided by operating activities of $136 million for the six months ended June 29, 2014. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business, including the settlement of payables with Pfizer. This increase was partially offset by lower income before allocation to noncontrolling interests, as adjusted for depreciation and amortization, as well as higher inventory levels.
Investing activities
Six months ended June 28, 2015 vs. six months ended June 29, 2014
Our net cash used in investing activities was $318 million for the six months ended June 28, 2015, compared with net cash used in investing activities of $95 million for the six months ended June 29, 2014. The increase in investing cash flows reflects the acquisition of certain assets of Abbott Animal Health.
Financing activities
Six months ended June 28, 2015 vs. six months ended June 29, 2014
Our net cash used in financing activities was $185 million for the six months ended June 28, 2015, compared with cash used in financing activities of $74 million for the six months ended June 29, 2014. The net cash used in financing activities for 2015 was due primarily to the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2014 was primarily attributable to the payment of dividends.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 28,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Cash and cash equivalents	$544	$882
Accounts receivable, net(a)	993	980
Short-term borrowings	4	7
Current portion of long-term debt	400	—
Long-term debt	3,243	3,643
Working capital	1,744	2,379
Ratio of current assets to current liabilities	2.11:1	3.19:1

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
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of June 28, 2015. There were no borrowings outstanding as of June 28, 2015, or December 31, 2014.

39 |

We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 28, 2015, we had access to $82 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $4 million and $7 million as of June 28, 2015, and December 31, 2014, respectively. Long-term borrowings outstanding related to these facilities were $2 million and $3 million as of June 28, 2015, and December 31, 2014, respectively.
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

40 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa2	Stable	January 2013
S&P	A-3	BBB-	Stable	January 2013
Contractual Obligations
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health, a subsidiary of Abbott Laboratories (Abbott). The$254 million purchase price included cash of $229 million and an additional contingent payment of $25 million which is due to Abbott within one year of the acquisition date, subject to certain deductions in the event of sales disruptions due to supply issues. The range of undiscounted amounts that Zoetis could pay pursuant to this contingent consideration arrangement is between zero and $25 million, with an acquisition date fair value of $22 million. The contingent liability was recorded at the acquisition date fair value of $22 million and was included in Other current liabilities. At June 28, 2015, the fair value of the contingent liability was $23 million.
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 5. Acquisitions for further information.
Share Repurchase Program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first half of 2015, approximately two million shares were repurchased. As of June 28, 2015, there was approximately $402 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 28, 2015, or December 31, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of June 28, 2015.
In July 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update to simplify the measurement of inventory by requiring that inventory be measured at the lower of cost or net realizable value, rather than as the lower of cost or market with market being defined as either replacement cost, net realizable value or net realizable value less a normal profit margin. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. The guidance will be adopted prospectively and early adoption is permitted. We are currently assessing the potential impact that the adoption of this guidance will have on our consolidated financial statements, as well as whether or not to early adopt this guidance.
In April 2015, the FASB issued an accounting standards update that requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). The provisions of the new standard are effective beginning January 1, 2016, for annual and interim reporting periods. The guidance requires all prior period balance sheets to be adjusted retrospectively and early adoption is permitted. As of June 28, 2015, we had approximately $18 million of debt issuance costs recorded within Other noncurrent assets. We are currently assessing whether or not to early adopt this guidance.
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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued a one year deferral of the effective date. The provisions of the new standard are now effective for Zoetis beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard allows for either

41 |

full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.
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

•
governmental laws and regulations affecting domestic and foreign operations, including without limitation, tax obligations and changes affecting the tax treatment by the United States of income earned outside the United States that may result from pending and possible future proposals; and

•	governmental laws and regulations affecting our interactions with veterinary healthcare providers.
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

42 |

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
Our financial instrument holdings at June 28, 2015, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at June 28, 2015, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $16 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $24 million. For additional details, see Notes to Condensed Consolidated Financial Statements—Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At June 28, 2015, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 28, 2015, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently migrating many of our financial reporting and processing systems to an enterprise-wide solution. These system implementations are part of our ongoing stand-up efforts, and we plan to continue to implement such systems throughout the business. We expect to complete the implementations in the next year. In connection with these implementations and resulting business process changes, we will enhance the design and documentation of our internal control over financial reporting process to maintain effective controls over our financial reporting.

43 |

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
For example, in December 2013, the FDA announced final guidance establishing procedures for the voluntary phase out in the United States over a three year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. Our total revenue attributable to medicated feed additives was approximately $479 million for the year ended December 31, 2014. The FDA indicated that they took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. Zoetis supports the FDA's efforts to voluntarily phase-out growth promotion indications for medically important antibiotics in food producing animals and will comply with procedures outlined in the December 2013 FDA guidance.
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
Further, since May 2015, one of the largest food companies in the United Kingdom has been removing from its poultry production all antibiotics considered “critically important to human health” by the World Health Organization. The decision is in addition to the UK poultry industry’s voluntary ban on the prophylactic use of certain products.
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
Following the completion of our program, we will execute our business initiatives with fewer staff and in some instances existing employees will be transitioning to new key roles. We must also attract, retain and motivate key employees who are critical to our business. If we are unable to effectively execute with fewer staff members, transition key roles and/or attract, retain and motivate key employees, it may adversely impact our business.
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

44 |

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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results. For example, our manufacturing site in Medolla, Italy was damaged in an earthquake in May 2012, which resulted in production interruptions at that site. In addition, we have experienced challenges in manufacturing Apoquel that have impacted our ability to meet customer demand. As a result, we have had to place limits on the amounts of this product veterinarians can purchase and have delayed the launch of the product in certain markets.
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

45 |

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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the six months ended June 28, 2015, we generated approximately 49% of our revenue in currencies other than the U.S. dollar, principally the euro and Brazilian real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the dollar would remain in place for imports that are deemed essential, and that a new free-floating rate (SIMADI) would replace the then-existing third-tier rate (SICAD II). As of June 28, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 12.8; and the SIMADI rate of 197. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. As of February 22, 2015, we had net monetary assets denominated in local currency of $70 million ($81 million of which was in cash) in Venezuela and other consolidated entities had receivables from our Venezuela business of $51 million. For the six months ended May 24, 2015, our revenue from the Venezuelan market was approximately $43 million.
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
We are engaged in a multi-year implementation of an ERP. The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The implementation of the ERP will require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. For example, although the U.S. implementation of our ERP system has been successful from a systems and controls point of view, due to the large number of customers directly impacted by our change of systems, we have experienced challenges with certain of our customers experiencing a disruption in their service. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.

46 |

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
June 28, 2015:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
March 30 - April 26, 2015	330,509	$46.65	329,408	$437,273,074
April 27 - May 24, 2015	353,054	$46.06	351,606	421,078,916
May 25 - June 28, 2015	391,269	$49.22	389,865	401,888,599
Total	1,074,832	$47.39	1,070,879	$401,888,599
(a) The company repurchased 3,953 shares during the three-month period ended June 28, 2015, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b) On November 18, 2014, the company announced that its Board of Directors had authorized the repurchase of up to $500 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None.

47 |

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

48 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 6, 2015	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

August 6, 2015	By:	/S/ PAUL S. HERENDEEN
Paul S. Herendeen
Executive Vice President and
Chief Financial Officer

49 |