Form 10-Q
period 2015-09-27
Zoetis Inc.
filed 2015-11-05
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At November 2, 2015, there were 497,920,464 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2015	2014	2015	2014
Revenue	$1,214	$1,210	$3,491	$3,465
Costs and expenses:
Cost of sales(a)	421	434	1,242	1,226
Selling, general and administrative expenses(a)	374	394	1,107	1,146
Research and development expenses(a)	91	93	255	272
Amortization of intangible assets(a)	15	16	45	46
Restructuring charges and certain acquisition-related costs	13	2	280	10
Interest expense, net of capitalized interest	29	29	86	87
Other (income)/deductions—net	(2)	4	—	13
Income before provision for taxes on income	273	238	476	665
Provision for taxes on income	83	71	157	204
Net income before allocation to noncontrolling interests	190	167	319	461
Less: Net income attributable to noncontrolling interests	1	1	2	4
Net income attributable to Zoetis Inc.	$189	$166	$317	$457
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.38	$0.33	$0.63	$0.91
Diluted	$0.38	$0.33	$0.63	$0.91
Weighted-average common shares outstanding:
Basic	499.239	501.453	500.186	500.887
Diluted	501.653	502.445	502.480	501.610
Dividends declared per common share	$0.083	$0.072	$0.166	$0.144

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Net income before allocation to noncontrolling interests	$190	$167	$319	$461
Other comprehensive (loss)/income, net of taxes and reclassification adjustments:
Unrealized loss on derivatives, net	(3)	—	(3)	—
Foreign currency translation adjustments, net	(57)	(38)	(200)	(20)
Benefit plans: Actuarial gains/(losses), net(a)	—	(1)	1	(1)
Plan settlement, net(b)	—	—	—	3
Total other comprehensive (loss)/income, net of tax	(60)	(39)	(202)	(18)
Comprehensive income before allocation to noncontrolling interests	130	128	117	443
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(2)	2	(1)	4
Comprehensive income attributable to Zoetis Inc.	$132	$126	$118	$439

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 31,
	2015	2014
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$592	$882
Accounts receivable, less allowance for doubtful accounts of $39 in 2015 and $32 in 2014	1,038	980
Inventories	1,403	1,289
Current deferred tax assets	127	109
Other current assets	264	205
Assets held for sale	26	—
Total current assets	3,450	3,465
Property, plant and equipment, less accumulated depreciation of $1,201 in 2015 and $1,145 in 2014	1,293	1,318
Goodwill	1,163	976
Identifiable intangible assets, less accumulated amortization	679	727
Noncurrent deferred tax assets	58	54
Other noncurrent assets	43	48
Total assets	$6,686	$6,588

Liabilities and Equity
Short-term borrowings	$8	$7
Current portion of long-term debt	400	—
Accounts payable	306	290
Dividends payable	—	42
Accrued expenses	599	475
Accrued compensation and related items	197	238
Income taxes payable	91	26
Other current liabilities	57	8
Total current liabilities	1,658	1,086
Long-term debt	3,226	3,624
Noncurrent deferred tax liabilities	227	277
Other taxes payable	63	57
Other noncurrent liabilities	258	207
Total liabilities	5,432	5,251
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,573,533 and 501,342,267 shares issued; 498,333,086 and 501,327,524 shares outstanding at September 27, 2015, and December 31, 2014, respectively	5	5
Treasury stock, at cost, 3,240,447 and 14,743 shares of common stock at September 27, 2015, and December 31, 2014, respectively	(150)	—
Additional paid-in capital	993	958
Retained earnings	943	709
Accumulated other comprehensive loss	(562)	(361)
Total Zoetis Inc. equity	1,229	1,311
Equity attributable to noncontrolling interests	25	26
Total equity	1,254	1,337
Total liabilities and equity	$6,686	$6,588

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2013	$5	$—	$878	$276	$(219)	$22	$962
Nine months ended September 28, 2014
Net income	—	—	—	457	—	4	461
Other comprehensive income/(loss)	—	—	—	—	(18)	—	(18)
Share-based compensation awards(b)	—	—	23	—	—	—	23
Defined contribution plans transactions(c)	—	—	32	—	—	—	32
Pension plan transfer from Pfizer Inc.(d)	—	—	3	—	(3)	—	—
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	2	—	—	—	2
Dividends declared	—	—	—	(72)	—	(1)	(73)
Balance, September 28, 2014	$5	$—	$938	$661	$(240)	$25	$1,389

Balance, December 31, 2014	$5	$—	$958	$709	$(361)	$26	$1,337
Nine months ended September 27, 2015
Net income	—	—	—	317	—	2	319
Other comprehensive income/(loss)	—	—	—	—	(201)	(1)	(202)
Share-based compensation awards (b)	—	(2)	33	—	—	—	31
Treasury stock acquired(f)	—	(148)	—	—	—	—	(148)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	2	—	—	—	2
Dividends declared	—	—	—	(83)	—	(2)	(85)
Balance, September 27, 2015	$5	$(150)	$993	$943	$(562)	$25	$1,254

(a)
As of September 27, 2015, and September 28, 2014, there were 498,333,086 and 501,195,696 outstanding shares of common stock, respectively, and 3,240,447 and 13,792 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 14. Stockholders' Equity.

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014
Operating Activities
Net income before allocation to noncontrolling interests	$319	$461
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	144	151
Share-based compensation expense	31	22
Restructuring, net of payments	207	—
Asset write-offs and asset impairments	48	8
Deferred taxes	(81)	(60)
Employee benefit plan contribution from Pfizer Inc.	2	2
Other non-cash adjustments	11	(8)
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(150)	39
Inventories	(142)	(107)
Other assets	(64)	1
Accounts payable	30	(237)
Other liabilities	(37)	(79)
Other tax accounts, net	68	46
Net cash provided by operating activities	386	239
Investing Activities
Purchases of property, plant and equipment	(143)	(129)
Milestone payment related to previously acquired intangibles	—	(15)
Asset acquisition(a)	(229)	—
Net proceeds from sales of assets	2	8
Other investing activities	(8)	(1)
Net cash used in investing activities	(378)	(137)
Financing Activities
Increase (decrease) in short-term borrowings, net	2	(5)
Stock-based compensation-related proceeds and excess tax benefits	4	2
Purchases of treasury stock	(150)	—
Cash dividends paid	(127)	(109)
Net cash used in financing activities	(271)	(112)
Effect of exchange-rate changes on cash and cash equivalents	(27)	(2)
Net decrease in cash and cash equivalents	(290)	(12)
Cash and cash equivalents at beginning of period	882	610
Cash and cash equivalents at end of period	$592	$598

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$175	$210
Interest, net of capitalized interest	117	117
Non-cash transactions:
Intangible asset acquisition(b)	$—	$8
Purchases of property, plant and equipment	12	—
Contingent purchase price consideration(a)	22	—

(a)	Reflects the acquisition of certain assets of Abbott Animal Health. See Note 5. Acquisitions and Divestitures for additional information.

(b)	Reflects the non-cash portion of the acquisition of product registration and application rights from Pfizer in the third quarter of 2014.

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
At September 27, 2015, and December 31, 2014, $19 million and $24 million, respectively, was included in Accounts receivable as receivable from Pfizer, and $35 million and $42 million, respectively, was included in Accounts payable as payable to Pfizer.

3.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three and nine-month periods ended August 23, 2015, and August 24, 2014.
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
New Accounting Standards
In September 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update to simplify the accounting for measurement period adjustments recorded during the one-year period following a business combination. The update removes the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The provisions of the new standard are effective beginning January 1, 2016, for annual and interim periods. The guidance will be adopted prospectively and early adoption is permitted. We are currently assessing whether or not to early adopt this guidance.

6 |

In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory by requiring that inventory be measured at the lower of cost or net realizable value, rather than at the lower of cost or market, with market being defined as either replacement cost, net realizable value or net realizable value less a normal profit margin. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. The guidance will be adopted prospectively and early adoption is permitted. We are currently assessing the potential impact that the adoption of this guidance will have on our consolidated financial statements, as well as whether or not to early adopt this guidance.
In April 2015, the FASB issued an accounting standards update that requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). Debt issuance costs associated with line-of-credit arrangements may continue to be recognized as a deferred charge. We have elected to adopt this new guidance, effective for the period ended September 27, 2015. As such, debt issuance costs, associated with Zoetis senior notes of approximately $17 million and $19 million as of September 27, 2015 and December 31, 2014, respectively, previously recorded within Other noncurrent assets are now presented as a direct deduction from the carrying amount of the related debt liability.
In February 2015, the FASB issued an accounting standards update that provides revised guidance on whether to consolidate certain legal entities, such as limited partnerships, limited liability corporations and securitization structures. We plan to adopt this guidance as of January 1, 2016, the required effective date, and do not expect this guidance to have a significant impact on our consolidated financial statements.
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

5.	Acquisitions and Divestitures
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
Goodwill of $200 million, representing the excess of consideration transferred over the fair value of assets acquired, was allocated to our reportable segments and is predominantly attributable to synergies expected to be realized through the integration of AAH operations into the existing Zoetis business. The goodwill recorded is expected to be deductible for tax purposes.
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
Assets Held for Sale
On May 5, 2015, in conjunction with the announcement of our comprehensive operational efficiency program, we announced our intent to sell or exit ten manufacturing sites over the long term. For additional information, see Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. During the third quarter of 2015, we met the criteria for held for sale

7 |

classification for two of our U.S. manufacturing sites. As of September 27, 2015, we recorded assets held for sale of $26 million, comprising inventory ($19 million), property, plant and equipment ($5 million) and goodwill ($2 million). We expect to finalize the sale of these sites within one year.

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
On May 5, 2015, we announced a comprehensive operational efficiency program, which is incremental to the supply network strategy that was previously announced. These program’s actions are focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets and reducing our presence in certain countries, as well as planning to sell or exit ten manufacturing sites over the long term. We also plan to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing commercial activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries, primarily over the next 15 months.
As a result of our operational efficiency initiative, we recorded restructuring charges of $8 million related to asset impairments during the three months ended September 27, 2015, and recorded restructuring charges of $261 million related to employee termination costs ($228 million) and asset impairments ($33 million) during the nine months ended September 27, 2015.
As a result of our supply network strategy, we recorded restructuring charges of $10 million related to employee termination costs ($9 million) and asset impairments ($1 million) during the nine months ended September 27, 2015.
During the three and nine months ended September 28, 2014, we recorded restructuring charges of $1 million and $6 million, respectively, related to employee termination costs in Europe as a result of initiatives to reduce costs and better align our organizational structure.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$5	$1	$9	$5
Restructuring charges(b):
Employee termination costs	—	1	237	4
Accelerated depreciation	—	—	—	1
Asset impairment charges	8	—	34	—
Total Restructuring charges and certain acquisition-related costs	13	2	280	10

Other costs associated with cost-reduction/productivity initiatives:
Other operational efficiency initiative charges(c)	13	—	33	—
Other supply network strategy charges(d)	3	—	13	—
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$29	$2	$326	$10

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)
The restructuring charges for the three and nine months ended September 27, 2015, represent charges related to our operational efficiency initiative and supply network strategy. The restructuring charges for the three and nine months ended September 28, 2014, include employee termination costs in Europe ($1 million and $6 million, respectively). Additionally, the nine months ended September 28, 2014, includes a reversal of a previously established reserve as a result of a change in estimate of severance costs ($2 million benefit), and accelerated depreciation related to the exiting of a research facility ($1 million).

The restructuring charges are associated with the following:

•	For the three months ended September 27, 2015—U.S. ($3 million benefit), International ($2 million) and Manufacturing/research/corporate ($9 million).

•	For the nine months ended September 27, 2015—U.S. ($27 million), International ($117 million), and Manufacturing/research/corporate ($127 million).
•For the three months ended September 28, 2014—International ($1 million).

8 |

•For the nine months ended September 28, 2014—International ($6 million) and Manufacturing/research/corporate ($1 million benefit).

(c)
Represents inventory write-offs of $5 million for the three and nine months ended September 27, 2015, included in Cost of Sales, and consulting fees of $8 million and $28 million for the three and nine months ended September 27, 2015, respectively, included in Selling, general and administrative expenses.

(d)	Primarily represents consulting fees and is included in Cost of sales.
The components of, and changes in, our restructuring accruals follow:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2014(a)	$18	$—	$1	$19
Provision	237	34	—	271
Utilization and other(b)	(30)	(34)	—	(64)
Balance, September 27, 2015(a)	$225	$—	$1	$226

(a)	At September 27, 2015, and December 31, 2014, included in Accrued expenses ($157 million and $13 million, respectively) and Other noncurrent liabilities ($69 million and $6 million, respectively).

(b)	Includes adjustments for foreign currency translation.

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Royalty-related income	$(5)	$(7)	$(19)	$(21)
Identifiable intangible asset impairment charges(a)	—	6	2	6
Net gain on sale of assets(b)	—	—	—	(6)
Certain legal and other matters, net(c)	—	(1)	—	10
Foreign currency loss(d)	6	7	18	23
Other, net(e)	(3)	(1)	(1)	1
Other (income)/deductions—net	$(2)	$4	$—	$13

(a)
For the nine months ended September 27, 2015, represents an impairment of IPR&D assets related to the termination of a canine oncology project. For the three and nine months ended September 28, 2014, represents an impairment of IPR&D assets related to a pharmaceutical product for dogs acquired with the Fort Dodge Animal Health (FDAH) acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability.

(b)	For the nine months ended September 28, 2014, represents the net gain on sale of land by our Taiwan joint venture.

(c)
For the nine months ended September 28, 2014, represents a $13 million charge related to a commercial settlement in Mexico, partially offset by the insurance recovery of $1 million. See Note 16. Commitments and Contingencies for additional information. The nine months ended September 28, 2014, also includes a $2 million insurance recovery of other litigation related charges.

(d)
Primarily driven by costs related to hedging and exposures to certain emerging market currencies. The nine months ended September 28, 2014, also includes losses related to the depreciation of the Argentine peso in the first quarter of 2014.

(e)
For the three months ended September 27, 2015, primarily represents interest income and other miscellaneous income. For the nine months ended September 27, 2015, primarily represents inventory losses of $3 million sustained as a result of weather damage at storage facilities in Brazil and Australia, partially offset by interest income and other miscellaneous income. For the nine months ended September 28, 2014, represents a pension plan settlement charge related to the sale of a manufacturing plant, partially offset by interest income and other miscellaneous income.

8.	Income Taxes

A.	Taxes on Income
The effective tax rate was 30.4% for the third quarter of 2015, compared with 29.8% for the third quarter of 2014. The higher effective tax rate for the third quarter of 2015 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings (i) from operations and (ii) from restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs.
The effective tax rate was 33.0% for the nine months ended September 27, 2015, compared with 30.7% for the nine months ended September 28, 2014. The higher effective tax rate for the nine months ended September 27, 2015, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from (i) operations and (ii) restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs; and

•	a valuation allowance of $3 million recorded in the second quarter of 2015;
partially offset by:

9 |

•	a $9 million discrete tax benefit recorded in the first quarter of 2015 related to a revaluation of deferred taxes as a result of a change in tax rates; and

•	a $6 million discrete tax benefit recorded in the second quarter of 2015 related to prior period tax adjustments.

B.	Deferred Taxes
As of September 27, 2015, the total net deferred income tax liability of $48 million is included in Current deferred tax assets ($127 million), Noncurrent deferred tax assets ($58 million), Accrued expenses ($6 million) and Noncurrent deferred tax liabilities ($227 million).
As of December 31, 2014, the total net deferred income tax liability of $125 million is included in Current deferred tax assets ($109 million), Noncurrent deferred tax assets ($54 million), Accrued expenses ($11 million) and Noncurrent deferred tax liabilities ($277 million).

C.	Tax Contingencies
As of September 27, 2015, the tax liabilities associated with uncertain tax positions of $60 million (exclusive of interest and penalties related to uncertain tax positions of $8 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($54 million).
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
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of September 27, 2015, and December 31, 2014. There were no amounts drawn under the credit facility as of September 27, 2015, or December 31, 2014.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 27, 2015, we had access to $79 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $8 million and $7 million as of September 27, 2015, and December 31, 2014, respectively. Long-term borrowings outstanding related to these facilities were $2 million and $3 million as of September 27, 2015, and December 31, 2014, respectively.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 27, 2015, and December 31, 2014, there was no commercial paper issued under this program.
Short-Term Borrowings
As of September 27, 2015, short-term borrowings outstanding related to credit facilities were $8 million, with a weighted-average interest rate of 6.0%. As of December 31, 2014, short-term borrowings outstanding related to credit facilities were $7 million, with a weighted-average interest rate of 9.7%. See Credit Facilities for additional information.
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
The current portion of long-term debt was $400 million as of September 27, 2015, with a weighted-average interest rate of 1.150%. There was no current portion of long-term debt as of December 31, 2014.

10 |

The senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our, and certain of our subsidiaries', ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the senior notes may be declared immediately due and payable.
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
The components of our long-term debt follow:

	September 27,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Lines of credit, due 2016-2018	$2	$3
1.150% Senior Notes due 2016	400	400
1.875% Senior Notes due 2018	750	750
3.250% Senior Notes due 2023	1,350	1,350
4.700% Senior Notes due 2043	1,150	1,150
	3,652	3,653
Unamortized debt discount / debt issuance costs	(26)	(29)
Less current portion of long-term debt	(400)	—
Long-term debt	$3,226	$3,624
The fair value of our long-term debt, including the current portion of long-term debt, was $3,465 million and $3,690 million as of September 27, 2015, and December 31, 2014, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, including the current portion of long-term debt, as of September 27, 2015, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2016	2017	2018	2019	2020	2020	Total
Maturities	$401	$—	$751	$—	$—	$2,500	$3,652
Interest Expense
Interest expense, net of capitalized interest, was $29 million and $86 million for the three and nine months ended September 27, 2015, respectively, and $29 million and $87 million for the three and nine months ended September 28, 2014, respectively. Capitalized interest was $1 million and $3 million for the both the three and nine months ended September 27, 2015, and September 28, 2014, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.3 billion and $1.1 billion, as of September 27, 2015, and December 31, 2014, respectively. The derivative financial instruments primarily offset exposures in the euro, U.K. pound, and Japanese Yen. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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

11 |

Interest Rate Risk
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing. In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in income over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.
In the third quarter of 2015, we entered into four interest rate swaps with an aggregate notional value of $300 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.150% senior notes due in 2016. Contracts outstanding at September 27, 2015, have a mandatory termination within three months.
Fair Value of Derivative Instruments
The location and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 27,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2015	2014
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other current liabilities	$(6)	$—
Total derivatives designated as hedging instruments		(6)	—

Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$18	$9
Foreign currency forward-exchange contracts	Other current liabilities	(9)	(4)
Total derivatives not designated as hedging instruments		$9	$5
Total derivatives		$3	$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amount of losses on derivative instruments designated as cash flow hedges, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Interest rate swap contracts	$(3)	$—	$(3)	$—
The amounts of gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions, are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Foreign currency forward-exchange contracts	$18	$(1)	$24	$(1)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

12 |

10.	Inventories
The components of inventory follow:

	September 27,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Finished goods	$682	$688
Work-in-process	360	340
Raw materials and supplies	361	261
Inventories	$1,403	$1,289

11.	Goodwill and Other Intangible Assets

A.	Goodwill
Prior to the second quarter of 2015, our businesses were managed through four operating segments, and they are now managed through two operating segments: U.S. and International. See Note 17. Segment and Other Revenue Information for additional information.
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2014	$501	$475	$976
Additions(a)	164	38	202
Other(b)	—	(15)	(15)
Balance, September 27, 2015	$665	$498	$1,163

(a)
Primarily reflects the allocation to reportable segments of goodwill associated with the acquisition of certain assets of Abbott Animal Health (amounts recorded are preliminary and subject to final valuation). For additional information, see Note 5. Acquisitions and Divestitures—Acquisition of Abbott Animal Health.

(b)
Includes adjustments for foreign currency translation, as well as a reclassification adjustment of $2 million to Assets held for sale. For additional information associated with this pending sale, see Note 5. Acquisitions and Divestitures—Assets Held for Sale.

The gross goodwill balance was $1,699 million and $1,512 million as of September 27, 2015, and December 31, 2014, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of September 27, 2015, and December 31, 2014.

13 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of September 27, 2015			As of December 31, 2014
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$716	$(287)	$429	$744	$(259)	$485
Brands	212	(119)	93	216	(111)	105
Trademarks and trade names(a)	63	(43)	20	60	(41)	19
Other(a)	133	(118)	15	119	(116)	3
Total finite-lived intangible assets	1,124	(567)	557	1,139	(527)	612
Indefinite-lived intangible assets:
Brands	39	—	39	38	—	38
Trademarks and trade names	67	—	67	67	—	67
In-process research and development(a)	8	—	8	2	—	2
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	122	—	122	115	—	115
Identifiable intangible assets	$1,246	$(567)	$679	$1,254	$(527)	$727

(a)
Includes the acquisition of intangible assets associated with the purchase of certain assets of Abbott Animal Health in the first quarter of 2015 (amounts recorded are preliminary and subject to final valuation), as well as the impact of foreign exchange. For additional information, see Note 5. Acquisitions and Divestitures—Acquisition of Abbott Animal Health.

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $16 million and $47 million for the three and nine months ended September 27, 2015, respectively, and $15 million and $47 million for the three and nine months ended September 28, 2014, respectively.

12.	Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million in each three month period ended September 27, 2015, and September 28, 2014, respectively, and approximately $5 million in each nine month period ended September 27, 2015, and September 28, 2014, respectively.
As part of the Separation (see Note 2. The Separation and Transactions and Agreements with Pfizer), certain separation adjustments were made to transfer the assets and liabilities of certain international defined benefit pension plans from Pfizer to Zoetis. During the first nine months of 2014, our pension plans in Australia, Japan and Switzerland were transferred to us from Pfizer. The net pension obligation (approximately $3 million) and the related accumulated other comprehensive loss (approximately $3 million, net of tax) associated with these plans were recorded. During the remainder of 2014, our pension plan in Belgium was also transferred to us from Pfizer. During the third quarter of 2015, our pension plan in the Philippines was transferred to us from Pfizer. The net pension obligation (approximately $1 million) and the related accumulated other comprehensive loss (which was less than $1 million, net of tax) associated with this plan were recorded. Prior to the Separation and transfer, these benefit plans were accounted for as multi-employer plans.

14 |

The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Service cost	$2	$1	$6	$3
Interest cost	1	1	3	2
Expected return on plan assets	(1)	—	(2)	—
Amortization of net actuarial loss	—	—	1	—
Settlement loss(a)	1	—	1	4
Net periodic benefit cost	$3	$2	$9	$9

(a)
The nine months ended September 28, 2014 includes a first quarter settlement charge of approximately $4 million ($3 million, net of tax) associated with the 2012 sale of our Netherlands manufacturing facility.

Total company contributions to the dedicated international pension plans were $3 million and $6 million for the three and nine months ended September 27, 2015, respectively, and $1 million and $3 million for the three and nine months ended September 28, 2014, respectively. We expect to contribute a total of approximately $8 million to these plans in 2015.
Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $1 million and $4 million for the three months and nine months ended September 28, 2014, respectively. Contributions to these plans were approximately $1 million and $3 million for the three and nine months ended September 28, 2014, respectively. There were no plans accounted for as multi-employer plans in 2015.

13.	Share-Based Payments
The company may grant a variety of share-based payments under the Zoetis 2013 Equity and Incentive Plan (the Equity Plan) to employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock unit awards (DSUs), performance share unit awards (PSUs) and other equity-based or cash-based awards.
The components of share-based compensation expense follow:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Stock options / stock appreciation rights	$3	$5	$14	$12
RSUs / DSUs	6	4	15	10
PSUs	1	—	2	—
Share-based compensation expense—total(a)	$10	$9	$31	$22
(a) For the three and nine months ended September 27, 2015, we capitalized $1 million of share-based compensation expense to inventory.
During the nine months ended September 27, 2015, the company granted 862,403 stock options with a weighted-average exercise price of $46.01 per stock option and a weighted-average fair value of $11.70 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The expected volatility assumption required for the Black-Scholes-Merton model for the 2015 grant was calculated using a 2-year historical volatility of the Zoetis stock price and weighting it equally against the implied volatility. Prior to 2015, the company had used an implied volatility. The selection of the blended historical and implied volatility approach was based on our assessment that this calculation of expected volatility is more representative of future stock price trends. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.79%; expected dividend yield of 0.72%; expected stock price volatility of 23.92%; and expected term of 6.5 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 27, 2015, the company granted 710,966 RSUs with a weighted-average grant date fair value of $46.06 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 27, 2015, the company granted 157,130 PSUs with a weighted-average grant date fair value of $63.14 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 21.8% and 23.5%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of

15 |

units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
As a result of our operational efficiency initiative and supply network strategy, the company accelerated the vesting, and in some cases the settlement on a pro-rata basis, of outstanding RSUs of terminated employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the Equity Plan and the applicable award agreements, and any outstanding deferral elections. Generally, unvested stock options previously granted to terminated employees accelerated in full, and employees generally have the ability to exercise the stock options for three months after termination. Zoetis employees who held stock options and were retirement eligible as of their termination date generally have the full term of the stock option to exercise. In addition, outstanding PSUs of terminated employees vested on a pro-rata basis will be settled on or after the third anniversary of the grant date, subject to the achievement of performance goals. The unvested portion of RSUs and PSAs were forfeited.
The accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards resulted in the recognition of additional stock-based compensation expense for the three and nine months ended September 27, 2015, of approximately $1 million, which is included in Restructuring charges and certain acquisition-related costs.

14.	Stockholders' Equity
Zoetis is authorized to issue 6,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock.
Changes in common shares and treasury stock were as follows:

(MILLIONS OF DOLLARS AND SHARES)	Common Shares Issued(a)	Treasury Stock(a)	Cost of Treasury Stock
Balance, December 31, 2013	500.008	—	$—
Stock-based compensation(b)	0.100	0.014	0.4
Defined contribution plan	1.102	—	—
Balance, September 28, 2014	501.209	0.014	$0.4

Balance, December 31, 2014	501.342	0.015	$0.5
Stock-based compensation(b)	0.231	0.037	1.5
Share repurchase program(c)	—	3.189	148.1
Balance, September 27, 2015	501.574	3.240	$150.1

(a)	Shares may not add due to rounding.

(b)
Treasury shares associated with stock-based compensation are reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards. For additional information regarding share-based compensation, see Note 13. Share-Based Payments.

(c)
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of September 27, 2015, there was approximately $352 million remaining under this authorization.

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2014	$—	$(336)	$(25)	$(361)
Other comprehensive income (loss), net of tax	(3)	(199)	1	(201)
Balance, September 27, 2015	$(3)	$(535)	$(24)	$(562)

16 |

15.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2015	2014	2015	2014
Numerator
Net income before allocation to noncontrolling interests	$190	$167	$319	$461
Less: net income attributable to noncontrolling interests	1	1	2	4
Net income attributable to Zoetis Inc.	$189	$166	$317	$457
Denominator
Weighted-average common shares outstanding	499.239	501.453	500.186	500.887
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.414	0.992	2.294	0.723
Weighted-average common and potential dilutive shares outstanding	501.653	502.445	502.480	501.610

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.38	$0.33	$0.63	$0.91
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.38	$0.33	$0.63	$0.91
There were approximately 0.9 million and 0.7 million stock options outstanding for the three and nine months ended September 27, 2015, respectively, and 3 million and 2 million stock options outstanding for the three and nine months ended September 28, 2014, respectively, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive.

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

17 |

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
PregSure®
We have received in total approximately 255 claims in Europe and New Zealand seeking damages related to calves claimed to have died of Bovine Neonatal Pancytopenia (BNP) on farms where PregSure BVD, a vaccine against Bovine Virus Diarrhea (BVD), was used. BNP is a rare syndrome that first emerged in cattle in Europe in 2006. Studies of BNP suggest a potential association between the administration of PregSure and the development of BNP, although no causal connection has been established. The cause of BNP is not known.
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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature, and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. The prosecutor, however, denied the proposal and reiterated his request that each defendant agree to become a signatory to the Term of Reference, as originally proposed. On October 5, 2015, we informed the prosecutor of our decision not to sign the Term Reference and requested a face-to-face meeting to clarify the scope and methodology of the preliminary assessment, to understand the exact reasons for the rejection of our proposal to engage a technical consultant, and to discuss alternative scenarios. The prosecutor granted our request and scheduled the face-to-face meeting for November 6, 2015.
Lascadoil Contamination in Animal Feed
An investigation by the U.S. Food and Drug Administration (FDA) and the Michigan Department of Agriculture is ongoing to determine how lascadoil, oil for industrial use, made its way into the feed supply of certain turkey and hog feed mills in Michigan. The contaminated feed is believed to have caused the deaths of approximately 50,000 turkeys and the contamination (but not death) of at least 20,000 hogs in August 2014. While it remains an open question as to how the lascadoil made its way into the animal feed, the allegations are that lascadoil intended to be sold for reuse as biofuel was inadvertently sold to producers of soy oil, who in turn unknowingly sold the contaminated soy oil to fat recycling vendors, who then sold the contaminated soy oil to feed mills for use in animal feed. Indeed, related to the FDA investigation, Shur-Green Farms LLC, a producer of soy oil, recalled certain batches of soy oil allegedly contaminated with lascadoil on October 13, 2014.
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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a

18 |

joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint also named Zoetis as a defendant, but failed to raise any claims against Zoetis directly. The turkey-mill plaintiffs have attempted to address that deficiency by recently filing an amended complaint, and we are in the process of preparing our answer.
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
On March 30, 2015, we were served with a complaint filed in the U.S. District Court for the Eastern District of Pennsylvania by two additional customers in Mexico, alleging damages suffered as a result of the use of poultry vaccines obtained from the recalled lots discussed above. We have moved to dismiss the complaint in its entirety on grounds that the complaint fails to properly state a claim on which relief can be granted. On September 16, 2015, the Court granted the motion in part and denied it in part, dismissing all claims arising out of tort or fraud. As a result, the only claims remaining in the lawsuit are based in contract, namely breach of express warranty, breach of certain implied warranties, and unjust enrichment.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 27, 2015, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

19 |

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $6.7 billion at September 27, 2015, and $6.6 billion at December 31, 2014.
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Three months ended
U.S.
Revenue	$632	$532
Cost of Sales	147	126
Gross Profit	485	406
Gross Margin	76.7%	76.3%
Operating Expenses	100	93
Other (income)/deductions	(1)	—
U.S. Earnings	386	313	$5	$7

International
Revenue(b)	569	666
Cost of Sales	209	241
Gross Profit	360	425
Gross Margin	63.3%	63.8%
Operating Expenses	137	168
Other (income)/deductions	4	2
International Earnings	219	255	10	13

Total operating segments	605	568	15	20

Other business activities(c)	(73)	(76)	6	7
Reconciling Items:
Corporate(d)	(138)	(142)	9	7
Purchase accounting adjustments(e)	(13)	(13)	14	13
Acquisition-related costs(f)	(6)	(1)	—	—
Certain significant items(g)	(46)	(38)	1	1
Other unallocated(h)	(56)	(60)	1	2
Total Earnings(i)	$273	$238	$46	$50

20 |

	Earnings		Depreciation and Amortization(a)
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Nine months ended
U.S.
Revenue	$1,692	$1,470
Cost of Sales	399	343
Gross Profit	1,293	1,127
Gross Margin	76.4%	76.7%
Operating Expenses	274	278
Other (income)/deductions	(1)	—
U.S. Earnings	1,020	849	$18	$24

International
Revenue(b)	1,762	1,956
Cost of Sales	638	701
Gross Profit	1,124	1,255
Gross Margin	63.8%	64.2%
Operating Expenses	423	490
Other (income)/deductions	10	5
International Earnings	691	760	34	38

Total operating segments	1,711	1,609	52	62

Other business activities(c)	(208)	(224)	19	21
Reconciling Items:
Corporate(d)	(392)	(389)	28	21
Purchase accounting adjustments(e)	(41)	(38)	39	38
Acquisition-related costs(f)	(11)	(5)	—	—
Certain significant items(g)	(406)	(127)	3	4
Other unallocated(h)	(177)	(161)	3	5
Total Earnings(i)	$476	$665	$144	$151

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)
Revenue denominated in euros was $139 million and $425 million for the three and nine months ended September 27, 2015, respectively, and $175 million and $525 million for the three and nine months ended September 28, 2014, respectively.

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

•
For the third quarter of 2015, Certain significant items primarily includes: (i) Zoetis stand-up costs of $22 million; and (ii) charges related to our operational efficiency initiative and supply network strategy of $24 million. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs.

•
For the third quarter of 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $32 million; (ii) intangible asset impairment charges related to an IPR&D project acquired with the FDAH acquisition in 2009 of $6 million; and (iii) restructuring charges of $1 million related to employee severance costs in Europe.

21 |

•
For the nine months ended September 27, 2015, Certain significant items primarily includes: (i) Zoetis stand-up costs of $84 million; (ii) charges related to our operational efficiency initiative and supply network strategy of $317 million; (iii) an impairment of IPR&D assets of $2 million related to the termination of a canine oncology project; and (iv) charges due to unusual investor-related activities of $3 million.

•
For the nine months ended September 28, 2014, Certain significant items primarily includes: (i) Zoetis stand-up costs of $106 million; (ii) charges related to a commercial settlement in Mexico of $13 million, partially offset by the insurance recovery of $1 million income; (iii) restructuring charges of $6 million related to employee severance costs in Europe, partially offset by a $2 million benefit related to a reversal of a previously established reserve as a result of a change in estimate of severance costs; (iv) intangible asset impairment charges related to an IPR&D project acquired with the FDAH acquisition in 2009 of $6 million; (v) the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture of $3 million; (vi) additional depreciation associated with asset restructuring of $1 million; (vii) a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million; and (viii) an insurance recovery of litigation-related charges of $2 million income.

(h)	Includes overhead expenses associated with our manufacturing and supply operations, as well as procurement costs.

(i)	Defined as income before provision for taxes on income.

B.	Other Revenue Information
Revenue by Species
Significant species revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Livestock:
Cattle	$432	$437	$1,201	$1,207
Swine	163	179	495	496
Poultry	132	147	399	428
Other	23	27	60	68
	750	790	2,155	2,199
Companion Animal:
Horses	35	38	117	127
Dogs and Cats	416	370	1,182	1,100
	451	408	1,299	1,227

Contract Manufacturing	13	12	37	39

Total revenue	$1,214	$1,210	$3,491	$3,465
Revenue by Major Product Category
Significant revenue by major product category are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Anti-infectives	$348	$356	$938	$965
Vaccines	301	308	858	886
Parasiticides	158	178	504	528
Medicated feed additives	124	124	364	337
Other pharmaceuticals	226	200	650	598
Other non-pharmaceuticals	44	32	140	112
Contract manufacturing	13	12	37	39
Total revenue	$1,214	$1,210	$3,491	$3,465

22 |

18.	Subsequent Events
On November 2, 2015, we announced an agreement to purchase PHARMAQ, an animal health company specializing in aquatic health, based in Oslo, Norway, for $765 million (adjusted to reflect working capital and net indebtedness as of the closing date). The company generated revenue of approximately $80 million in 2014 and markets its products in the major fish-producing markets. We expect to complete the acquisition in the fourth quarter of 2015 and we intend on drawing on our revolving credit facility to finance the transaction.
Also on November 2, 2015, we amended a financial covenant in our existing $1 billion revolving credit facility mentioned above to increase the existing maximum total leverage ratio from 3.50:1 to 4.25:1 only upon entering into a material acquisition, as defined. The amended ratio extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. See Note 9A. Financial Instruments—Debt: Credit Facilities for additional information regarding the existing facility and leverage ratio.

23 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of September 27, 2015, the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 27, 2015 and September 28, 2014, and the related condensed consolidated statements of equity and cash flows for the nine-month periods ended September 27, 2015 and September 28, 2014. These condensed consolidated financial statements are the responsibility of the Company's management.

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of September 27, 2015 and for the three and nine-month periods ended September 27, 2015 and September 28, 2014 referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
November 5, 2015

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
A summary of our 2015 performance compared with the comparable 2014 period follows:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Revenue	$1,214	$1,210	—	$3,491	$3,465	1
Net income attributable to Zoetis	189	166	14	317	457	(31)
Adjusted net income(a)	252	207	22	675	587	15

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this MD&A for more information.
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
For example, outbreaks of the porcine epidemic diarrhea virus (PEDv) have been occurring in the United States since 2013 and in Europe since 2014. PEDv has existed in parts of Asia for many years. It is important to note that the virus, which affects piglets, does not create a food safety issue. We are committed to supporting pork producers in understanding and controlling PEDv and we have partnered with key stakeholders, including various academic institutions such as the University of Minnesota and Iowa State University. In September 2014, the U.S. Department of Agriculture (USDA) granted us a conditional license for a vaccine to help fight PEDv. In order to receive the conditional license, we had to demonstrate the safety of the vaccine in a field study and provide a reasonable expectation of the vaccine’s efficacy. We began supplying the vaccine to veterinarians and pig farmers in September 2014, and we are working to complete the efficacy and potency studies necessary to obtain full licensure in the United States from the USDA. Since first reported in the United States in 2013, PEDv has continued to spread and has now been reported in at least 34 U.S. states, as well as in Canada, Mexico, parts of South America, additional markets in Asia, including Japan, South Korea, and Taiwan; and several countries in Europe, including Spain, Germany, Italy, and France. According to recent reports,

25 |

during 2014 PEDv impacted up to 50% of the sows in the United States, and up to one-third of the sows in Mexico. Although many of the farms that were previously infected have since returned to normal production and incidences in the United States and some Asian markets have declined, the virus continues to pose a threat to the swine industry. We currently believe the impact of PEDv on our 2015 revenue will not be significant. However, we are closely monitoring the evolution of this on-going outbreak and its impact on the swine industry and on our 2015 revenue.
In addition, from December 2014 through June 2015, highly pathogenic H5 avian influenza virus infections were reported in domestic poultry, captive birds and wild birds in the United States, with a majority of confirmed infections occurring in backyard and commercial poultry flocks. The egg and turkey industry were the most impacted by this occurrence of avian influenza. USDA surveillance indicates that more than 48 million birds were affected (either infected or exposed) in at least 20 states. Although no new avian influenza infections have been detected in the United States since June 2015, the virus continues to pose a threat to the poultry industry, and is expected to return to parts of the United States during the fall and winter migrations. It is important to note that human infection with avian influenza viruses has not occurred from eating properly cooked poultry or poultry products. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2015 global revenue will not be significant.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 120 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 27, 2015, approximately 48% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Canadian dollar, Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 27, 2015, approximately 52% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 8% from changes in foreign currency values relative to the U.S. dollar.
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
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the dollar would remain in place for imports that are deemed essential. A new free-floating rate (SIMADI) will replace the existing third-tier rate (SICAD II). As of September 27, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 13.5; and the SIMADI rate of 198.7. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We cannot predict whether there will be further devaluation of the Venezuelan bolivar or whether our use of the 6.3 rate will continue to be supported by evolving facts and circumstances.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. As of August 23, 2015, we had net monetary assets denominated in local currency of $82 million (including $86 million in cash) in Venezuela, and other consolidated entities had receivables from our Venezuela business of $51 million. At August 23, 2015, we had approximately $41 million of Venezuelan bolivar awaiting government approval for settlement. For the nine months ended August 23, 2015, our revenue from the Venezuelan market was approximately $57 million.
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
Based on all of the factors noted above, in the second quarter of 2015, we decided to decrease our activity in Venezuela in 2015. As a result, we expect our revenue for the year ended November 30, 2015, to decline, as compared with $77 million for the year ended November 30, 2014.
Certain Regulatory Matters
Our manufacturing facilities are subject to periodic inspections by regulatory agencies. An inspector may report conditions or practices that indicate possible violations of regulatory requirements. The U.S. Food and Drug Administration (FDA) provides notice of these observations in a Form 483. In January 2015, the FDA conducted inspections at three of our manufacturing facilities, after which the FDA issued Form 483s to the company in connection with two of these inspections. We responded to the FDA observations and met with the Center for Veterinary Medicines at the FDA to address their concerns. The issues raised during these inspections have been resolved to the FDA’s satisfaction and are now closed. In October 2014, we received a letter from the USDA’s Center for Veterinary Biologicals (CVB) requesting that we meet with the CVB to discuss compliance issues at certain of our U.S. sites that manufacture biological products. We met with the CVB to discuss the CVB’s

26 |

specific concerns and presented a plan for certain corrective and preventive actions. In 2015, we have had two follow-up meetings with the USDA to review our progress on the agreed to plan.
Recent developments
On November 2, 2015, we announced an agreement to purchase PHARMAQ, the global leader in vaccines and innovation for health products in aquaculture, based in Oslo, Norway, for $765 million (adjusted to reflect working capital and net indebtedness as of the closing date). PHARMAQ is the market leader in vaccines for farmed fish. The company generated revenue of approximately $80 million in 2014 and markets its products in the major fish-producing markets. We expect to complete the acquisition in the fourth quarter of 2015 and we intend on drawing on our revolving credit facility to finance the transaction.
Also on November 2, 2015, we amended a financial covenant in our existing $1 billion revolving credit facility mentioned above to increase the existing maximum total leverage ratio from 3.50:1 to 4.25:1 only upon entering into a material acquisition, as defined. The amended ratio extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. See Note 9A. Financial Instruments—Debt: Credit Facilities for additional information regarding the existing facility and leverage ratio.
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
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health, a subsidiary of Abbott Laboratories. For additional information, see Note 5. Acquisitions and Divestitures - Acquisition of Abbott Animal Health.

27 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Revenue	$1,214	$1,210	—	$3,491	$3,465	1
Costs and expenses:
Cost of sales(a)	421	434	(3)	1,242	1,226	1
% of revenue	35%	36%		36%	35%
Selling, general and administrative expenses(a)	374	394	(5)	1,107	1,146	(3)
% of revenue	31%	33%		32%	33%
Research and development expenses(a)	91	93	(2)	255	272	(6)
% of revenue	7%	8%		7%	8%
Amortization of intangible assets(a)	15	16	(6)	45	46	(2)
Restructuring charges and certain acquisition-related costs	13	2	*	280	10	*
Interest expense, net of capitalized interest	29	29	—	86	87	(1)
Other (income)/deductions—net	(2)	4	*	—	13	(100)
Income before provision for taxes on income	273	238	15	476	665	(28)
% of revenue	22%	20%		14%	19%
Provision for taxes on income	83	71	17	157	204	(23)
Effective tax rate	30.4%	29.8%		33.0%	30.7%
Net income before allocation to noncontrolling interests	190	167	14	319	461	(31)
Less: Net income attributable to noncontrolling interests	1	1	—	2	4	(50)
Net income attributable to Zoetis	$189	$166	14	$317	$457	(31)
% of revenue	16%	14%		9%	13%
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

Revenue
Three months ended September 27, 2015 vs. three months ended September 28, 2014
Total revenue increased by $4 million in the third quarter of 2015 compared with the third quarter of 2014, reflecting higher operational revenue of $114 million, or 9%, comprised of 6% volume increases and 3% price increases. Operational revenue growth is defined as revenue growth excluding the impact of foreign exchange. Operational revenue growth was driven by increased revenue in the U.S. segment, in addition to solid performance from international markets, particularly Japan, Brazil, China, and the United Kingdom. Total livestock sales increased 5% operationally, driven primarily by growth in cattle and swine due to the timing of seasonal buying patterns. The timing of seasonal buying patterns can fluctuate from quarter to quarter due to seasonal weather and herd movements. Total companion animal sales increased 18% operationally, driven by the addition of sales from the acquisition of certain assets of Abbott Animal Health, as well as the performance of Apoquel® and other key brands.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Total revenue increased by $26 million in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, reflecting higher operational revenue of $300 million, or 9%, comprised of 6% volume increases and 3% price increases. Operational revenue growth was driven by increased revenue in the U.S. segment, in addition to strong performance from international markets, particularly Brazil, China, the United Kingdom and Japan. Total livestock sales increased 7% operationally, driven by growth across all of our key species, particularly due to new product launches and favorable market conditions in cattle and swine. Total companion animal sales increased 12% operationally, driven by the addition of sales from the acquisition of certain assets of Abbott Animal Health, as well as the performance of Apoquel® and other key brands.

28 |

Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Cost of sales	$421	$434	(3)	$1,242	$1,226	1
% of revenue	34.7%	35.9%		35.6%	35.4%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 27, 2015 vs. three months ended September 28, 2014
Cost of sales decreased by $13 million, or 3%, in the third quarter of 2015 compared with the third quarter of 2014, primarily as a result of:

•	favorable foreign exchange;
partially offset by:

•	an increase in sales volume and unfavorable product mix;

•	higher global manufacturing and supply costs; and

•	consulting charges relating to our operational efficiency initiative.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Cost of sales increased by $16 million, or 1%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, primarily as a result of:

•	an increase in sales volume and unfavorable product mix;

•	higher global manufacturing and supply costs; and

•	consulting charges relating to our operational efficiency initiative;
partially offset by:

•	favorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Selling, general and administrative expenses	$374	$394	(5)	$1,107	$1,146	(3)
% of revenue	31%	33%		32%	33%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 27, 2015 vs. three months ended September 28, 2014
Selling, general & administrative (SG&A) expenses decreased by $20 million, or 5%, in the third quarter of 2015 compared with the third quarter of 2014, primarily as a result of:

•	favorable foreign exchange; and

•	a reduction in marketing and other spending driven by our operational efficiency initiative;
partially offset by:

•	consulting charges relating to our operational efficiency initiative;

•	higher costs associated with our enabling functions, including higher business technology costs; and

•	an increase in bad debt expense.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Selling, general & administrative (SG&A) expenses decreased by $39 million, or 3%, in the nine months ended September 27, 2015 compared with the nine months ended September 28, 2014, primarily as a result of:

•	favorable foreign exchange; and

•	a reduction in marketing and other spending driven by our operational efficiency initiative;
partially offset by:

29 |

•	consulting charges relating to our operational efficiency initiative;

•	higher costs associated with our enabling functions, including higher business technology and facilities costs; and

•	an increase in bad debt expense.

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Research and development expenses	$91	$93	(2)	$255	$272	(6)
% of revenue	7%	8%		7%	8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 27, 2015 vs. three months ended September 28, 2014
R&D expenses decreased by $2 million, or 2%, in the third quarter of 2015 compared with the third quarter of 2014, primarily as a result of:

•	favorable foreign exchange; and

•	a reduction in headcount related expenses driven by our operational efficiency initiative;
partially offset by:

•	higher spend due to timing of portfolio driven activities.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
R&D expenses decreased by $17 million, or 6%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, primarily as a result of:

•	favorable foreign exchange; and

•	a reduction in spend driven by our operational efficiency initiative.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Amortization of intangible assets	$15	$16	(6)	$45	$46	(2)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 27, 2015 vs. three months ended September 28, 2014
Amortization of intangible assets decreased by $1 million, or 6%, in the third quarter of 2015 compared with the third quarter of 2014.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Amortization of intangible assets decreased by $1 million, or 2%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Restructuring charges and certain acquisition-related costs	$13	$2	*	$280	$10	*
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
The implementation of our operational efficiency initiative and supply network strategy is expected to reduce revenue and gross profit by 2017 by approximately $280 million and $100 million, respectively. Additionally, we expect these actions to generate approximately $300 million in annual cost savings by 2017. As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and

30 |

involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries, primarily over the next 15 months. We expect these actions to result in approximately $420 million to $480 million in pre-tax charges, excluding non-cash items.
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
Three months ended September 27, 2015 vs. three months ended September 28, 2014
Restructuring charges and certain acquisition-related costs increased by $11 million in the third quarter of 2015 compared with the third quarter of 2014, primarily as a result of asset impairment charges. In the third quarter of 2015, we recorded asset impairment charges of $8 million relating to the operational efficiency initiative. In the third quarter of 2014, we recorded restructuring charges of $1 million related to employee severance costs in Europe.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Restructuring charges and certain acquisition-related costs increased by $270 million in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, as a result of an increase in employee termination costs and asset impairment charges. For the nine months ended September 27, 2015, we recorded restructuring charges of $261 million relating to the operational efficiency initiative, consisting of employee termination costs of $228 million and asset impairment charges of $33 million, and restructuring charges of $10 million relating to the supply network strategy, consisting of employee termination costs of $9 million and asset impairment charges of $1 million. In the nine months ended September 28, 2014, we recorded restructuring charges of $6 million related to employee severance costs in Europe as a result of initiatives to reduce costs and better align our organizational structure.

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Interest expense, net of capitalized interest	$29	$29	—	$86	$87	(1)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 27, 2015 vs. three months ended September 28, 2014
Interest expense, net of capitalized interest, was flat in the third quarter of 2015 compared with the third quarter of 2014.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Interest expense, net of capitalized interest, decreased by $1 million, or 1%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Other (income)/deductions—net	$(2)	$4	*	$—	$13	(100)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 27, 2015 vs. three months ended September 28, 2014
The change in Other (income)/deductions—net reflects a favorable impact of $6 million on income attributable to Zoetis in the third quarter of 2015 compared with the third quarter of 2014, primarily due to:

•	an impairment of IPR&D assets in 2014 related to a pharmaceutical product for dogs acquired with the FDAH acquisition in 2009.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
The change in Other (income)/deductions—net reflects a favorable impact of $13 million on income attributable to Zoetis in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, primarily due to:

•	lower charges for legal and other matters as a result of a commercial settlement of $13 million in Mexico in 2014;

•	lower foreign currency losses in 2015 as a result of the depreciation of the Argentine peso in the first quarter of 2014; and

•	a pension plan settlement charge incurred in the first quarter of 2014 related to the sale of a manufacturing plant;

31 |

partially offset by:

•	an impairment of IPR&D assets related to the termination of a canine oncology project;

•	charges related to inventory losses as a result of weather damage to storage facilities in Brazil and Australia; and

•	a net gain on the sale of land by our Taiwan joint venture in 2014.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
Provision for taxes on income	$83	$71	17	$157	$204	(23)
Effective tax rate	30.4%	29.8%		33.0%	30.7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 27, 2015 vs. three months ended September 28, 2014
The effective tax rate was 30.4% for the third quarter of 2015, compared with 29.8% for the third quarter of 2014. The higher effective tax rate for the third quarter of 2015 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from (i) operations and (ii) restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs.
The impact of the incentive tax rulings in Belgium, effective December 1, 2012 through 2017, and Singapore, effective October 29, 2012 through 2016, continue to be a component of the 2015 effective tax rate.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
The effective tax rate was 33.0% for the nine months ended September 27, 2015, compared with 30.7% for the nine months ended September 28, 2014. The higher effective tax rate for the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from (i) operations and (ii) restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs; and

•	a valuation allowance of $3 million recorded in the second quarter of 2015;
partially offset by:

•	a $9 million discrete tax benefit recorded in the first quarter of 2015 related to a revaluation of deferred taxes as a result of a change in tax rates; and

•	a $6 million discrete tax benefit recorded in the second quarter of 2015 related to prior period tax adjustments.

32 |

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
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	September 27,	September 28,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Livestock	$348	$308	13	—	13
Companion animal	284	224	27	—	27
	632	532	19	—	19
International
Livestock	402	482	(17)	(17)	—
Companion animal	167	184	(9)	(16)	7
	569	666	(15)	(17)	2

Total
Livestock	750	790	(5)	(10)	5
Companion animal	451	408	11	(7)	18
Contract Manufacturing	13	12	8	(5)	13
	$1,214	$1,210	—	(9)	9
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Nine Months Ended			Related to
	September 27,	September 28,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Livestock	$903	$795	14	—	14
Companion animal	789	675	17	—	17
	1,692	1,470	15	—	15
International
Livestock	1,252	1,404	(11)	(14)	3
Companion animal	510	552	(8)	(15)	7
	1,762	1,956	(10)	(14)	4

Total
Livestock	2,155	2,199	(2)	(9)	7
Companion animal	1,299	1,227	6	(6)	12
Contract Manufacturing	37	39	(5)	(7)	2
	$3,491	$3,465	1	(8)	9
Certain amounts and percentages may reflect rounding adjustments.

33 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	September 27,	September 28,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Revenue	$632	$532	19	—	19
Cost of Sales	147	126	17	—	17
Gross Profit	485	406	19		19
Gross Margin	76.7%	76.3%		—
Operating Expenses	100	93	8	—	8
Other (income)/deductions	(1)	—	*	—	*
U.S. Earnings	386	313	23	—	23

International
Revenue	569	666	(15)	(17)	2
Cost of Sales	209	241	(13)	(13)	—
Gross Profit	360	425	(15)	(18)	3
Gross Margin	63.3%	63.8%
Operating Expenses	137	168	(18)	(16)	(2)
Other (income)/deductions	4	2	100	*	*
International Earnings	219	255	(14)	(21)	7

Total operating segments	605	568	7	(9)	16
Other business activities	(73)	(76)	(4)
Reconciling Items:
Corporate	(138)	(142)	(3)
Purchase accounting adjustments	(13)	(13)	—
Acquisition-related costs	(6)	(1)	*
Certain significant items	(46)	(38)	21
Other unallocated	(56)	(60)	(7)
Income before provision for taxes on income	$273	$238	15
* Calculation not meaningful
Certain amounts and percentages may reflect rounding adjustments.

34 |

			% Change
	Nine Months Ended			Related to
	September 27,	September 28,		Foreign
(MILLIONS OF DOLLARS)	2015	2014	Total	Exchange	Operational
U.S.
Revenue	$1,692	$1,470	15	—	15
Cost of Sales	399	343	16	—	16
Gross Profit	1,293	1,127	15	—	15
Gross Margin	76.4%	76.7%
Operating Expenses	274	278	(1)	—	(1)
Other (income)/deductions	(1)	—	—	—	—
U.S. Earnings	1,020	849	20	—	20

International
Revenue	1,762	1,956	(10)	(14)	4
Cost of Sales	638	701	(9)	(11)	2
Gross Profit	1,124	1,255	(10)	(15)	5
Gross Margin	63.8%	64.2%
Operating Expenses	423	490	(14)	(14)	—
Other (income)/deductions	10	5	100	60	40
International Earnings	691	760	(9)	(17)	8

Total operating segments	1,711	1,609	6	(8)	14
Other business activities	(208)	(224)	(7)
Reconciling Items:
Corporate	(392)	(389)	1
Purchase accounting adjustments	(41)	(38)	8
Acquisition-related costs	(11)	(5)	*
Certain significant items	(406)	(127)	*
Other unallocated	(177)	(161)	10
Income before provision for taxes on income	$476	$665	(28)
*Calculation not meaningful
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 27, 2015 vs. three months ended September 28, 2014
U.S. operating segment
U.S. segment revenue increased by $100 million, or 19%, in the third quarter of 2015 compared with the third quarter of 2014, of which approximately $40 million resulted from growth in livestock products and approximately $60 million resulted from growth in companion animal products.

•	Livestock revenue growth was driven by increased sales in cattle and swine. Sales of both cattle and swine products grew as a result of the timing of seasonal buying patterns.

•	Companion animal revenue growth was driven by the addition of products acquired from Abbott Animal Health, as well as the solid performance of Apoquel® and other key brands.
U.S. segment earnings increased by $73 million, or 23%, in the third quarter of 2015 compared with the third quarter of 2014 due to strong revenue growth and lower operating expenses.
International operating segment
International segment revenue decreased by $97 million, or 15%, in the third quarter of 2015 compared with the third quarter of 2014. Operational revenue increased $12 million, or 2%, reflecting a decline of approximately $2 million in livestock products and growth of approximately $14 million in companion animal products.

•
Livestock decline was driven primarily by lower sales in Venezuela associated with our reduced business activities in this country. Additional livestock declines were driven by lower sales in France due to higher sales of anti-infectives in the prior year as customers sought to buy products ahead of more restrictive legislative changes. These declines were partially offset by growth in swine in China and cattle in Brazil and Australia.

35 |

•
Companion animal revenue growth resulted from increased sales of Apoquel®, the addition of products acquired from Abbott Animal Health, and the non-recurrence of a prior year inventory buyback related to the termination of a distributor agreement in Japan.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $109 million, or 17%, primarily driven by the depreciation of the euro and the Brazilian real.
International segment earnings decreased by $36 million, or 14%, in the third quarter of 2015 compared with the third quarter of 2014. Operational earnings growth was $19 million, or 7%, primarily due to higher revenue and lower operating expenses.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
U.S. operating segment
U.S. segment revenue increased by $222 million, or 15%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, of which approximately $108 million resulted from growth in livestock products and approximately $114 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales in cattle, swine and poultry. Sales of cattle products grew across multiple categories, including premium brands, as a result of timing of seasonal buying patterns and favorable market conditions. Cattle also benefited from new product launches. Sales of swine products also increased due to the timing of seasonal buying patterns, new products, and the continued recovery in the pig population following the PEDv outbreak. Growth in sales of poultry products was driven by the re-introduction of a medicated feed additive.

•
Companion animal revenue growth was driven by the addition of products acquired from Abbott Animal Health, as well as the solid performance of Apoquel®. This growth was partially offset by competitive pressure in pain management products.

U.S. segment earnings increased by $171 million, or 20%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, due to strong revenue growth and lower expenses, partially offset by unfavorable product mix.
International operating segment
International segment revenue decreased by $194 million, or 10%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014. Operational revenue increased by $77 million, or 4%, reflecting growth of approximately $39 million in livestock products and growth of approximately $38 million in companion animal products.

•
Livestock revenue growth was driven by higher sales of swine and cattle products, partially offset by lower sales of poultry products. The performance of our portfolio in China and other Asian markets helped drive increased sales of swine products, which are benefiting from favorable market conditions and higher producer profitability. Continued favorable market conditions and new product launches in Brazil drove cattle growth, which was partially offset by the impact of the France AIF legislation change last year. The poultry sales decline was driven by lower medicated feed additive sales in certain Latin American and Eastern European markets.

•
Companion animal revenue growth was favorably impacted by the addition of products acquired from Abbott Animal Health. In addition, growth resulted from increased sales of Apoquel®, as well as strong vaccine and parasiticide sales in China.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $271 million, or 14%, primarily driven by the depreciation of the euro and Brazilian real.
International segment earnings decreased by $69 million, or 9%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014. Operational earnings growth was $63 million, or 8%, primarily due to higher gross profit margins.
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
Three months ended September 27, 2015 vs. three months ended September 28, 2014
Other business activities net loss decreased by $3 million, or 4%, in the third quarter of 2015 compared with the third quarter of 2014, reflecting favorable foreign exchange and lower compensation related expenses partially offset by higher R&D spending due to timing of portfolio driven activities.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Other business activities net loss decreased by $16 million, or 7%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, reflecting favorable foreign exchange, and a decrease in R&D spending driven by our operational efficiency initiative.

36 |

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

Three months ended September 27, 2015 vs. three months ended September 28, 2014
Corporate losses decreased by $4 million, or 3%, in the third quarter of 2015 compared with the third quarter of 2014, primarily due to the favorable impact of foreign exchange, partially offset by higher costs associated with our enabling functions, including higher business technology costs and higher depreciation on assets recently placed in service.
Other unallocated losses declined by $4 million, or 7%, in the third quarter of 2015 compared with the third quarter of 2014, primarily due to favorable foreign exchange, partially offset by higher global manufacturing and supply costs.
See Notes to Condensed Consolidated Financial Statements—Note 17. Segment and Other Revenue Information for further information.
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Corporate losses increased by $3 million, or 1%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, primarily due to additional costs associated with the build-up of our enabling functions post-separation from Pfizer, including higher business technology costs and higher depreciation on assets recently placed in service, as well as the non-recurrence of Zoetis’ share of a prior year gain on the sale of land, partially offset by the favorable impact of foreign exchange.
Other unallocated losses increased by $16 million, or 10%, in the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, primarily due to higher global manufacturing and supply costs, partially offset by favorable foreign exchange.
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

37 |

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

38 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change	2015	2014	Change
GAAP reported net income attributable to Zoetis	$189	$166	14	$317	$457	(31)
Purchase accounting adjustments—net of tax	9	9	—	27	25	8
Acquisition-related costs—net of tax	6	—	*	13	3	*
Certain significant items—net of tax	48	32	50	318	102	*
Non-GAAP adjusted net income(a)	$252	$207	22	$675	$587	15
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 25.1% and 28.3% for the third quarter of 2015 and 2014, respectively, and 27.5% and 29.2% for the first nine months of 2015 and 2014, respectively. The lower effective tax rate in the third quarter of 2015 compared with the third quarter of 2014 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs. The lower effective tax rate for the nine months ended September 27, 2015, compared with the nine months ended September 28, 2014, was primarily attributable to a $4 million discrete tax benefit recorded in the first quarter of 2015 related to prior period deferred tax adjustments, offset by the recording of an $8 million discrete tax expense during the first quarter of 2014 related to a prior period intercompany inventory adjustment, and changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2015	2014	Change	2015	2014	Change
Earnings per share—diluted(a)(b):
GAAP reported EPS attributable to Zoetis—diluted	$0.38	$0.33	15	$0.63	$0.91	(31)
Purchase accounting adjustments—net of tax	0.02	0.02	—	0.05	0.05	—
Acquisition-related costs—net of tax	0.01	—	*	0.03	0.01	*
Certain significant items—net of tax	0.09	0.06	50	0.63	0.20	*
Non-GAAP adjusted EPS—diluted	$0.50	$0.41	22	$1.34	$1.17	15
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)	EPS amounts may not add due to rounding.

(b)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Interest expense, net of capitalized interest	$29	$29	$86	$87
Interest income	2	2	5	4
Income taxes	85	82	257	244
Depreciation	29	32	91	96
Amortization	3	3	12	12

39 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(MILLIONS OF DOLLARS)	2015	2014	2015	2014
Purchase accounting adjustments:
Amortization and depreciation(a)	$11	$11	$34	$35
Cost of sales(b)	2	2	7	3
Total purchase accounting adjustments—pre-tax	13	13	41	38
Income taxes(c)	4	4	14	13
Total purchase accounting adjustments—net of tax	9	9	27	25
Acquisition-related costs:
Integration costs(d)	5	1	9	5
Other(e)	1	—	2	—
Total acquisition-related costs—pre-tax	6	1	11	5
Income taxes(c)	—	1	(2)	2
Total acquisition-related costs—net of tax	6	—	13	3
Certain significant items:
Operational efficiency initiative(f)	21	—	294	—
Supply network strategy(g)	3	—	23	—
Other restructuring charges and cost-reduction/productivity initiatives(h)	—	1	—	5
Certain asset impairment charges(i)	—	6	2	6
Stand-up costs(j)	22	32	84	106
Net gains on sale of assets(k)	—	—	—	(3)
Other(l)	—	(1)	3	13
Total certain significant items—pre-tax	46	38	406	127
Income taxes(c)	(2)	6	88	25
Total certain significant items—net of tax	48	32	318	102
Total purchase accounting adjustments, acquisition-related costs,
and certain significant items—net of tax	$63	$41	$358	$130
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows: $1 million income included in Selling, general and administrative expenses in both the three and nine months ended September 28, 2014; $1 million included in Research and development expenses in both the nine months ended September 27, 2015, and the nine months ended September 28, 2014; $11 million and $33 million in the three and nine months ended September 27, 2015, respectively, and $12 million and $35 million in the three and nine months ended September 28, 2014, respectively, included in Amortization of intangible assets .

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory, included in Cost of sales.

(c)
Included in Provision for taxes on income. Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate. Income taxes in Purchase accounting adjustments for the nine months ended September 27, 2015, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates. Income taxes in Acquisition-related costs for the nine months ended September 27, 2015, includes a tax charge related to the acquisition of certain assets of Abbott Animal Health. Income taxes in Certain significant items for the nine months ended September 27, 2015, includes a net tax benefit related to the revaluation of deferred taxes and other deferred tax adjustments.

(d)	Integration costs were included in Restructuring charges and certain acquisition-related costs.

(e)	Included in Other (income)/deductions—net.

(f)
Includes restructuring charges of $8 million related to asset impairments for the three months ended September 27, 2015, and restructuring charges of $261 million related to employee termination costs ($228 million) and asset impairments ($33 million) for the nine months ended September 27, 2015, included in Restructuring charges and certain acquisition-related costs. Also includes inventory write-offs of $5 million for the three and nine months ended September 27, 2015, included in Cost of sales, and $8 million and $28 million primarily related to consulting fees for the three and nine months ended September 27, 2015, respectively, included in Selling, general and administrative expenses.

(g)
Includes restructuring charges of $10 million related to employee termination costs ($9 million) and asset impairments ($1 million) for the nine months ended September 27, 2015, included in Restructuring charges and certain acquisition-related costs. Also includes charges of $3 million and $13 million primarily related to consulting fees for the three and nine months ended September 27, 2015, respectively, included in Cost of sales.

(h)
Amounts relate to our cost-reduction/productivity initiatives and were included in Restructuring charges and certain acquisition-related costs. See Notes to Condensed Consolidated Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

(i)
Included in Other (income)/deductions—net. For the nine months ended September 27, 2015, represents an impairment of IPR&D assets related to the termination of a canine oncology project. For the three and nine months ended September 28, 2014, represents an impairment charge related to an IPR&D project acquired with the FDAH acquisition in 2009.

40 |

(j)
Certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs, which were distributed as follows: $2 million and $16 million in the three and nine months ended September 27, 2015, respectively, and $3 million and $14 million in the three and nine months ended September 28, 2014, respectively, included in Cost of sales; $20 million and $68 million in the three and nine months ended September 27, 2015, respectively, and $29 million and $90 million in the three and nine months ended September 28, 2014, respectively, included in Selling, general and administrative expenses; and $2 million in the nine months ended September 28, 2014, included in Other (income)/deductions—net.

(k)	For the nine months ended September 28, 2014, represents the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture, included in Other (income)/deductions.

(l)
The nine months ended September 27, 2015, includes charges due to unusual investor-related activities of $3 million, in Selling, general and administrative expenses. The nine months ended September 28, 2014, primarily includes a charge associated with a commercial settlement in Mexico of $13 million, partially offset by the insurance recovery of $1 million, both in Other (income)/deductions. The nine months ended September 28, 2014, also includes a pension plan settlement charge related to the divestiture of a manufacturing plant of $4 million, partially offset by a $2 million insurance recovery related to litigation-related charges, both in Other (income)/deductions.

Our financial guidance for 2015
Our 2015 financial guidance is summarized below:

Selected Line Items
Revenue	$4,700 to $4,750 million
Operational growth(a)	6.5% to 7.5%
Adjusted cost of sales as a percentage of revenue(b)	Approximately 35%
Adjusted SG&A expenses(b)	$1,375 to $1,405 million
Adjusted R&D expenses(b)	$350 to $370 million
Adjusted interest expense and other (income)/deductions(b)	Approximately $110 million
Adjusted EBIT(c) margin(b)	Approximately 28%
Effective tax rate on adjusted income(b)	Approximately 28%
Adjusted diluted EPS(b)	$1.70 to $1.74
Adjusted net income	$855 to $875 million
Operational growth(a)	16% to 19%
Certain significant items(d) and acquisition-related costs	$470 to $490 million
Reported diluted EPS	$0.82 to $0.89

(a)	Growth excluding the impact of foreign exchange.

(b)	For an understanding of adjusted net income and its components, see the “Adjusted net income” section of this MD&A.

(c)	Earnings before interest and taxes.

(d)
Includes certain nonrecurring costs related to restructuring and other charges for the operational efficiency initiative and supply network strategy, becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

In updating our guidance for full-year 2015, we have considered current exchange rates and other factors.
A reconciliation of 2015 adjusted net income and adjusted diluted EPS guidance to 2015 reported net income attributable to Zoetis and reported diluted EPS attributable to Zoetis common shareholders guidance follows:

Full-Year 2015 Guidance
(MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income	Diluted EPS
Adjusted net income/diluted EPS(a) guidance	~$855 - $875	~$1.70 - $1.74
Purchase accounting adjustments	~(40)	~(0.08)
Certain significant items(b) and acquisition-related costs	~(385 - 400)	~(0.77 - 0.80)
Reported net income attributable to Zoetis Inc./diluted EPS guidance	~$415 - $450	~$0.82 - $0.89

(a)	For an understanding of adjusted net income, see the “Adjusted net income” section of this MD&A.

(b)
Includes certain nonrecurring costs related to restructuring and other charges for the operational efficiency initiative and supply network strategy, becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.

Our 2015 financial guidance is subject to a number of factors and uncertainties—as described in the “Forward-looking information and factors that may affect future results,” “Our operating environment” and “Our strategy” and in Part I, Item 1A. “Risk Factors” of our 2014 Annual Report on Form 10-K.

41 |

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
Analysis of the condensed consolidated balance sheets
September 27, 2015 vs. December 31, 2014
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt, and Long-term debt, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts increased as a result of the timing of customer collections, due in part to temporary billing disruptions experienced during our U.S. enterprise resource planning (ERP) implementation in the second quarter of 2015, which impacted collections in the third quarter of 2015. The increase was partially offset by the impact of foreign exchange and an increase in the allowance for doubtful accounts.
Inventories increased primarily to support certain production transfers and production phasing, increased commercial demand of selected products, and purchases of inventory associated with the acquisition of certain assets from Abbott Animal Health. These increases were partially offset by the impact of foreign exchange and a reclassification of certain inventories to Assets held for sale. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Divestitures and Note 10. Inventories for additional information.
The net changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the third quarter of 2015, as well as the impact of a revaluation of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 8. Income Taxes.
Other current assets increased primarily as a result of higher prepaid expenses.
Assets held for sale reflects the reclassification of certain inventory, goodwill and property, plant and equipment, less accumulated depreciation associated with a pending divestiture. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Divestitures—Assets Held for Sale.
Property, plant and equipment, less accumulated depreciation decreased primarily as a result of depreciation expense, the impact of foreign exchange and fixed asset impairments. These decreases were partially offset by capital spending.
Goodwill increased primarily as a result of the acquisition of certain assets from Abbott Animal Health. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Divestitures and Note 11. Goodwill and Other Intangible Assets.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense, as well as intangible asset impairments primarily associated with our operational efficiency initiatives, and the impact of foreign exchange. These decreases were partially offset by the acquisition of certain assets from Abbott Animal Health. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Divestitures—Acquisition of Abbott Animal Health and Note 11. Goodwill and Other Intangible Assets.
Accounts payable increased as a result of the timing of payments, partially offset by the impact of foreign exchange.
Accrued compensation and related items decreased, primarily due to payment of 2014 annual bonuses to eligible employees and 2014 employee savings plan contributions, partially offset by the pro-rata accrual of similar items for 2015.
Dividends payable decreased, reflecting the payment of dividends declared on December 17, 2014, and paid on March 3, 2015.
Accrued expenses and Other current liabilities increased primarily as a result of the 2015 second quarter accrual of employee termination costs associated with our operational efficiency initiatives and the 2015 first quarter recognition of the contingent purchase price consideration to be paid to Abbott. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Divestitures—Acquisition of Abbott Animal Health and Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
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

42 |

Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 27,	September 28,	%
(MILLIONS OF DOLLARS)	2015	2014	Change
Net cash provided by (used in):
Operating activities	$386	$239	62
Investing activities	(378)	(137)	*
Financing activities	(271)	(112)	*
Effect of exchange-rate changes on cash and cash equivalents	(27)	(2)	*
Net decrease in cash and cash equivalents	$(290)	$(12)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Net cash provided by operating activities was $386 million for the nine months ended September 27, 2015, compared with net cash provided by operating activities of $239 million for the nine months ended September 28, 2014. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business, including the settlement of payables with Pfizer. This increase was partially offset by lower income before allocation to noncontrolling interests, as adjusted for depreciation and amortization, as well as higher inventory levels.
Investing activities
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Our net cash used in investing activities was $378 million for the nine months ended September 27, 2015, compared with net cash used in investing activities of $137 million for the nine months ended September 28, 2014. The increase in investing cash flows is primarily attributable to the acquisition of certain assets of Abbott Animal Health.
Financing activities
Nine months ended September 27, 2015 vs. nine months ended September 28, 2014
Our net cash used in financing activities was $271 million for the nine months ended September 27, 2015, compared with cash used in financing activities of $112 million for the nine months ended September 28, 2014. The net cash used in financing activities for 2015 was due primarily to the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2014 was primarily attributable to the payment of dividends.
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

43 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 27,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Cash and cash equivalents	$592	$882
Accounts receivable, net(a)	1,038	980
Short-term borrowings	8	7
Current portion of long-term debt	400	—
Long-term debt	3,226	3,624
Working capital	1,792	2,379
Ratio of current assets to current liabilities	2.08:1	3.19:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment. The increase in Accounts receivable, net as of September 27, 2015, is the result of the timing of customer collections, due in part to temporary billing disruptions experienced during our U.S. ERP implementation in the second quarter of 2015. These disruptions impacted collections in the third quarter of 2015.

For additional information about the sources and uses of our funds, see the "Analysis of the condensed consolidated balance sheets" and "Analysis of the condensed consolidated statements of cash flows" sections of this MD&A.
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of September 27, 2015. There were no borrowings outstanding as of September 27, 2015, or December 31, 2014.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 27, 2015, we had access to $79 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $8 million and $7 million as of September 27, 2015, and December 31, 2014, respectively. Long-term borrowings outstanding related to these facilities were $2 million and $3 million as of September 27, 2015, and December 31, 2014, respectively.
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

44 |

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
Interest Rate Swap Contracts
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing. In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any unrealized gains or losses on the forward starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in income over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.
In the third quarter of 2015, we entered into four interest rate swaps with an aggregate notional value of $300 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.150% senior notes due in 2016. Contracts outstanding at September 27, 2015, have a mandatory termination within three months.
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
The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa2	Stable	November 2015
S&P	A-3	BBB-	Stable	November 2015
Contractual Obligations
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health, a subsidiary of Abbott Laboratories (Abbott). The$254 million purchase price included cash of $229 million and an additional contingent payment of $25 million which is due to Abbott within one year of the acquisition date, subject to certain deductions in the event of sales disruptions due to supply issues. The range of undiscounted amounts that Zoetis could pay pursuant to this contingent consideration arrangement is between zero and $25 million, with an acquisition date fair value of $22 million. The contingent liability was recorded at the acquisition date fair value of $22 million and was included in Other current liabilities. At September 27, 2015, the fair value of the contingent liability was $24 million.
For additional information, see Notes to Condensed Consolidated Financial Statements—Note 5. Acquisitions and Divestitures—Acquisition of Abbott Animal Health for further information.

45 |

Share Repurchase Program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the nine months ended September 27, 2015, approximately three million shares were repurchased. As of September 27, 2015, there was approximately $352 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 27, 2015, or December 31, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of September 27, 2015.
In September 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update to simplify the accounting for measurement period adjustments recorded during the one-year period following a business combination. The update removes the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The provisions of the new standard are effective beginning January 1, 2016, for annual and interim periods. The guidance will be adopted prospectively and early adoption is permitted. We are currently assessing whether or not to early adopt this guidance.
In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory by requiring that inventory be measured at the lower of cost or net realizable value, rather than at the lower of cost or market with market being defined as either replacement cost, net realizable value or net realizable value less a normal profit margin. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. The guidance will be adopted prospectively and early adoption is permitted. We are currently assessing the potential impact that the adoption of this guidance will have on our consolidated financial statements, as well as whether or not to early adopt this guidance.
In February 2015, the FASB issued an accounting standards update that provides revised guidance on whether to consolidate certain legal entities, such as limited partnerships, limited liability corporations and securitization structures. We plan to adopt this guidance as of January 1, 2016, the required effective date, and do not expect this guidance to have a significant impact on our consolidated financial statements.
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
Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “objective”, “target”, “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
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

46 |

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

•	failure to protect our intellectual property rights or to operate our business without infringing the intellectual property rights of others;

•	an outbreak of infectious disease carried by animals;

•	adverse weather conditions and the availability of natural resources;

•	adverse global economic conditions;

•	failure of our R&D, acquisition and licensing efforts to generate new products;

•	the possible impact of competing products, including generic alternatives, on our products and our ability to compete against such products;

•	quarterly fluctuations in demand and costs;

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

47 |

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
Our financial instrument holdings at September 27, 2015, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at September 27, 2015, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $29 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $16 million. For additional details, see Notes to Condensed Consolidated Financial Statements—Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At September 27, 2015, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements—Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 27, 2015, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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

48 |

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
On May 5, 2015, we announced an initiative to simplify our operations, improve our efficiency and cost structure, and better allocate our resources to key growth opportunities in animal health. As part of the initiative, we have reduced staff and plan to close or divest certain facilities. We may not realize, in full or in part, the anticipated benefits and savings from our efforts due to unforeseen difficulties, the complexity inherent in unwinding our current structure, and delays or unexpected costs, which may adversely affect our business and results of operations.
Following the completion of our program, we will execute our business initiatives with fewer staff and, in some instances, existing employees will be transitioning to new key roles. We must also attract, retain and motivate key employees who are critical to our business. If we are unable to effectively execute with fewer staff members, transition key roles and/or attract, retain and motivate key employees, it may adversely impact our business.

49 |

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

50 |

•
trade restrictions and restrictions on direct investments by foreign entities, including restrictions administered by the OFAC and the European Union, in relation to our products or the products of farmers and other customers (e.g., restrictions on the importation of agricultural products from the European Union to Russia);

•	changes in tax laws, challenges brought against our incentive tax rulings, and tariffs;

•	imposition of antidumping and countervailing duties or other trade-related sanctions;

•	costs and difficulties in staffing, managing and monitoring international operations;

•	longer payment cycles and increased exposure to counterparty risk; and

•	additional limitations on transferring personal information between countries.
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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the nine months ended September 27, 2015, we generated approximately 48% of our revenue in currencies other than the U.S. dollar, principally the euro and Brazilian real. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the dollar would remain in place for imports that are deemed essential, and that a new free-floating rate (SIMADI) would replace the then-existing third-tier rate (SICAD II). As of September 27, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX rate of 6.3; the SICAD I rate of 13.5; and the SIMADI rate of 198.7. We continue to use the CENCOEX rate of 6.3 to report our Venezuela financial position, results of operations and cash flows.
We may experience adverse impacts to earnings as our revenue, costs and expenses may be translated into U.S. dollars at lower rates. As of February 22, 2015, we had net monetary assets denominated in local currency of $82 million ($86 million of which was in cash) in Venezuela and other consolidated entities had receivables from our Venezuela business of $51 million. At August 23, 2015, we had $41 million of Venezuelan bolivar that is awaiting government approval for settlement. For the nine months ended August 23, 2015, our revenue from the Venezuelan market was approximately $57 million.
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

51 |

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
September 27, 2015:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
June 29 - July 26, 2015	306,503	$48.00	304,179	$387,290,079
July 27 - August 23, 2015	336,854	$48.59	333,327	371,091,436
August 24 - September 27, 2015	434,945	$44.86	427,510	351,918,203
	1,078,302	$46.91	1,065,016	$351,918,203
(a) The company repurchased 13,286 shares during the three-month period ended September 27, 2015, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b) On November 18, 2014, the company announced that its Board of Directors had authorized the repurchase of up to $500 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None.

52 |

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

Zoetis Inc.

November 5, 2015	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

November 5, 2015	By:	/S/ PAUL S. HERENDEEN
Paul S. Herendeen
Executive Vice President and
Chief Financial Officer

54 |