Form 10-K
period 2015-12-31
Zoetis Inc.
filed 2016-02-24
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 28, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $24,278 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 19, 2016 was 497,155,532 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders (hereinafter referred to as the “2016 Proxy Statement”) are incorporated into Parts II and III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals. For more than 60 years, as a business unit of Pfizer Inc. (Pfizer), and since 2013 as an independent public company, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We were incorporated in Delaware in July 2012. The address of our principal executive offices is 100 Campus Drive, Florham Park, New Jersey 07932. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (2015 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2015 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries. Unless the context requires otherwise, statements relating to our history, for periods prior to our initial public offering (IPO), describe the history of Pfizer’s animal health business unit, although it is important to note that the net assets, operations and cash flows of Zoetis are not the same as the historical net assets, operations and cash flows of Pfizer's animal health operating segment.
On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange (NYSE) under the symbol “ZTS.” On February 6, 2013, an IPO of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering (senior notes offering), and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We did not receive any of the proceeds from the IPO. We paid an amount of cash equal to substantially all of the net proceeds that we received in the senior notes offering to Pfizer prior to the completion of the IPO. In addition, immediately prior to the completion of the IPO, we and Pfizer entered into certain agreements that provide a framework for our ongoing relationship with Pfizer. On June 24, 2013, an exchange offer was completed whereby Pfizer shareholders exchanged a portion of Pfizer common stock for Zoetis common stock, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis. We refer to the transactions to separate our business from Pfizer, as described here and elsewhere in this 2015 Annual Report, as the “Separation.” For additional information, see Notes to Consolidated Financial Statements—Note 2. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer.
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
As a result of these differences, among other things, we organize and operate our business in two segments: the United States and International. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers so that we can capitalize on local trends and customer needs. Our operating segments are:

•	United States with revenue of $2,328 million, or 49% of total revenue for the year ended December 31, 2015; and

•	International with revenue of $2,386 million, or 50% of total revenue for the year ended December 31, 2015.
In addition, our Client Supply Services (CSS) organization provides contract manufacturing services to third parties and represented 1% of our total revenue for the year ended December 31, 2015.

1 |

Our 2015 reported revenue for the United States and key international markets, based on total revenue, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Livestock	Companion Animal
United States	$2,328	54%	46%
Australia	$144	63%	37%
Brazil	$250	85%	15%
Canada	$172	62%	38%
China	$123	80%	20%
France	$108	62%	38%
Germany	$120	58%	42%
Italy	$90	55%	45%
Japan	$101	54%	46%
Mexico	$75	87%	13%
Spain	$86	75%	25%
United Kingdom	$168	49%	51%
Other Developed	$288	66%	34%
Other Emerging	$661	84%	16%
% of 2015 reported revenue

For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements—Note 19A. Segment, Geographic and Other Revenue Information—Segment Information. Our 2015 reported revenue for each segment, by species, is as follows:
2015 International Segment Revenue - By Species

2 |

Products
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines and vaccines, complemented by biodevices, diagnostics and genetics. We refer to a single product in all brands, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both livestock and companion animals across each of our major product categories.
Our livestock products primarily help prevent or treat diseases and conditions to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive increased demand for improved nutrition, particularly animal protein. Second, population growth leads to increased natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve, there is increased focus on food quality and safety. Livestock products represented approximately 62% of our revenue for the year ended December 31, 2015.
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines and vaccines sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, receiving increased medical treatment and benefiting from advances in animal health medicines and vaccines. Companion animal products represented approximately 37% of our revenue for the year ended December 31, 2015.
In addition, our Client Supply Services (CSS) organization provides contract manufacturing services to third parties and represented 1% of our total revenue for the year ended December 31, 2015.
Our major product categories are:

•	anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;

•	vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;

•	parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;

•	medicated feed additives: products added to animal feed that provide medicines to livestock; and

•	other pharmaceutical products: pain and sedation, oncology, antiemetic, allergy and dermatology, and reproductive products.
Our remaining revenue is derived from other product categories, such as nutritionals and agribusiness, as well as products and services in complementary areas, including biodevices, diagnostics and genetics.
As part of our growth strategy, through our research and development (R&D) group, we focus on the discovery and development of new chemical and biological entities, as well as product lifecycle innovation. Historically, a substantial portion of our products and revenue has been the result of product lifecycle innovation where we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. For example, the first product in our ceftiofur line was an anti-infective approved for treating bovine respiratory disease (BRD) in cattle that was administered via intramuscular injection. Through follow-on studies and reformulations, we have expanded the product line into additional cattle claims and administration routes, as well as other species and regions. The ceftiofur product line currently includes the brands Excede®, Excenel® RTU, Excenel® RTU EZ, Excenel®, Naxcel® and Spectramast®.
Examples of our first-in-class and/or best-in-class products that we have launched in the past ten years and products that we believe may represent platforms for future product lifecycle innovation include:

•
Simparica® Chewables, a monthly chewable tablet for dogs to control fleas and ticks which was approved in the European Union and New Zealand in 2015. Other markets, including the United States, are expected to follow.

•
Improvac®/Improvest®/Vivax®, a protein product that works like an immunization, is currently the only product that provides a safe and effective alternative to physical castration to manage unpleasant aromas that can occur when cooking pork; launched in Australia and New Zealand in 2004, in Brazil in 2007, in certain European countries beginning in 2008, and in the United States in 2011;

•	Convenia®, the first single-injection anti-infective for common bacterial skin infections in cats and dogs, launched in 2006;

•
Cerenia®, the first and only product on the market to prevent vomiting due to motion sickness in dogs, was first launched in Europe in 2006, followed by the United States in 2007; it was approved to prevent vomiting in cats in 2012 in the United States and European countries. In January 2016, it was approved in the United States for intravenous administration in dogs and cats four months of age and older and for the prevention of vomiting caused by emetogenic or chemotherapeutic agents in dogs four months of age or older;

•	Palladia®, the first drug to be approved by the U.S. Food and Drug Administration (FDA) for treating cancer in dogs, launched in 2009;

•
Inforce®3, the first vaccine for cattle that prevents respiratory disease caused by bovine respiratory syncytial virus (BRSV) while also aiding in the prevention of infectious bovine rhinotracheitis (IBR) and parainfluenza3 (PI3), launched in 2010;

•
Fostera® PCV MH was introduced in November 2013 in the United States and approved in the European Union in 2015. It was developed to help protect pigs from PCVAD and enzootic pneumonia caused by M. hyopneumoniae. The one-bottle formulation of Fostera PCV MH allows the convenience of a one-dose program or the flexibility of a two-dose program; and

•
Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we launched Apoquel in key markets including the United States, United Kingdom, Germany, Italy and Spain, and expect other market launches to follow.

3 |

We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first equine vaccine for West Nile virus in the United States and European Union; the first swine vaccine for pandemic H1N1 influenza virus in the United States; the first fully licensed vaccine to help reduce disease caused by the Georgia 08 variant of infectious bronchitis virus (IBV) in poultry; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the United States and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the United States.
In 2015, our top selling product line, the ceftiofur line, contributed approximately 8% of our revenue. The ceftiofur line and our next two top selling products, Revolution® and Draxxin®, contributed approximately 21% of our revenue. Our top ten product lines contributed 38% of our revenue. Our product lines and products that represented approximately 1% or more of our revenue in 2015, which comprise 58% of our total revenue, are as follows:
Livestock products

Product line / product	Description	Primary species

Anti-infectives
Ceftiofur injectable line
Broad-spectrum cephalosporin antibiotic active against gram-positive and gram-negative bacteria, including ß-lactamase-producing strains, with some formulations producing a single course of therapy in one injection
Cattle, sheep, swine
Draxxin®	Single-dose low-volume antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine keratoconjunctivitis and bovine foot rot	Cattle, swine
Spectramast®	Treatment of subclinical or clinical mastitis in dry or lactating dairy cattle, delivered via intramammary infusion; same active ingredient as the ceftiofur line	Cattle
Terramycin® line	Antibiotic for the treatment of susceptible infections	Cattle, poultry, sheep, swine

Vaccines
Bovi-Shield® line
Aids in preventing diseases, including infectious bovine rhinotracheitis (IBR), bovine viral diarrhea (BVD) Types 1 and 2, parainfluenza3 (PI3), bovine respiratory syncytial virus (BRSV), and leptospirosis caused by Leptospira borgpetersenii, L.canicola, L grippotyphosa, L. hardjo,L. icterohaemorrhagiae, and L. pamona, depending on formulation
Cattle
Rispoval® line	Aids in preventing three key viruses involved in cattle pneumonia-BRSV, PI3 virus and BVD-viruses as well as other respiratory diseases, depending on formulation	Cattle
Suvaxyn® PCV / Fostera® PCV	Aids in preventing viremia and helps control lymphoid depletion caused by porcine circovirus	Swine

Parasiticides
Cydectin®	Injectable or pour-on endectocide to treat and control internal and external cattle parasites, including gastrointestinal roundworms, lungworms, cattle grubs, mites and lice	Cattle, sheep
Dectomax®	Injectable or pour-on endectocide, characterized by extended duration of activity, for the treatment and control of internal and external parasite infections	Cattle, swine

Medicated Feed Additives
Aureomycin®	Provides livestock producers control, treatment and convenience against a wide range of respiratory, enteric and reproductive diseases	Cattle, poultry, sheep, swine
BMD®	Aids in preventing and controlling enteritis; and increases rate of weight gain and improves feed efficiency in poultry and swine	Poultry, swine
Lasalocid line	Controls coccidiosis in poultry (Avatec®) and cattle (Bovatec®) and for increased rate of weight gain and improved feed efficiency in cattle	Poultry, cattle
Lincomycin line	Controls necrotic enteritis; treatment of dysentery (bloody scours), control of ileitis and treatment/reduction in severity of mycoplasmal pneumonia	Swine, poultry

Other
Embrex® devices	Devices for enhancing hatchery operations' efficiency through in ovo detection and vaccination	Poultry
Lutalyse®	For estrus control or in the induction of parturition or abortion	Cattle, swine
Orbeseal® / Teatseal®	Non-antibiotic intramammary infusion that prevents new intramammary infections in dairy cattle	Cattle

4 |

Companion animal products

Product line / product	Description	Primary species

Anti-infectives
Clavamox® / Synulox®	A broad-spectrum antibiotic and the first and only potentiated penicillin approved for use in dogs and cats	Cats, dogs
Convenia®	Anti-infective for the treatment of common bacterial skin infections that provides a course of treatment in a single injection	Cats, dogs

Vaccines
Vanguard® L4 (4-way Lepto)	Compatible with the Vanguard line and helps protect against leptospirosis caused by Leptospira canicola, L. grippotyphosa, L. icterohaemorrhagiae and L. pomona	Dogs
Vanguard® line
Aids in preventing canine distemper caused by canine distemper virus, infectious canine hepatitis caused by canine adenovirus type 1, respiratory disease caused by canine adenovirus type 2, canine parainfluenza caused by canine parainfluenza virus and canine parvoviral enteritis caused by canine parvovirus
Dogs

Parasiticides
Revolution® / Stronghold®	An antiparasitic for protection against fleas, heartworm disease and ear mites in cats and dogs; canine sarcoptic mites and American dog tick and roundworms and hookworms for cats	Cats, dogs
ProHeart®	Prevents heartworm infestation; also for treatment of existing larval and adult hookworm infections	Dogs

Other
Apoquel®	A selective inhibitor of the Janus Kinase 1 enzyme that controls pruritus associated with allergic dermatitis and control of atopic dermatitis in dogs at least 12 months of age	Dogs
Cerenia®	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs	Cats, dogs
Rimadyl®	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs
International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the United States accounted for 51% of our total revenue for the year ended December 31, 2015. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and Mexico, emerging markets contributed 23% of our revenue for the year ended December 31, 2015.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including through the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to human health. As of December 31, 2015, our sales organization consisted of approximately 2,800 employees.
Our livestock and companion animal products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through local agricultural and farming retail outlets, pharmacies and pet stores. We also market our products by advertising to veterinarians, livestock producers and pet owners.
Customers
We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork and poultry operations, and to veterinarians, third-party veterinary distributors and retail outlets that typically then sell the products to livestock producers. We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. Our two largest customers, both distributors, represented

5 |

approximately 14% and 9%, respectively, of our revenue for the year ended December 31, 2015, and no other customer represented more than 5% of our revenue for the same period.
Research and Development
Our R&D operations are comprised of a dedicated veterinary medicine R&D organization, research alliances and other operations focused on the development, registration and regulatory maintenance of our products. We spent $364 million in 2015, $396 million in 2014 and $399 million in 2013 on R&D.
Our R&D efforts are comprised of more than 300 programs and reflect our commitment to develop better solutions.  We create new insights for preventing and treating disease, and maximizing healthy performance, that result in the development of new platforms of knowledge which become the basis for continuous innovation.  Leveraging internal discoveries, complemented by diverse external research collaborations, results in the delivery of novel vaccine, pharmaceutical and biopharmaceutical products to help our customers face their toughest challenges.  While the development of new chemical and biological entities through new product R&D plays a critical role in our growth strategies, the majority of our R&D investment (including regulatory functions) is focused on product lifecycle innovation. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. We also create opportunities to optimize solutions through our extensive capabilities in diagnostics and genetics research, ensuring we can help our customers diagnose, prevent and treat a variety of conditions.
We prioritize our R&D spending on an annual basis with the goal of aligning our research and business objectives, and do not disaggregate our R&D operations by research stage or by therapeutic area for purposes of managing our business. We make our strategic investments in R&D based on four criteria: strategic fit and importance to our current portfolio; technical feasibility of development and manufacture; return on investment; and the needs of customers and the market. A centralized portfolio management function links development plans with financial systems to build a comprehensive view of the status of project progression and spend. This view facilitates our ability to set targets for project timing and goals for investment efficiency. The allocation of our R&D investment between product lifecycle innovation and new product development, in addition to our ability to leverage the discoveries of our existing R&D and other industries, supports a cost-effective, efficient, sustainable and relatively predictable R&D process.
Prior to the IPO, we entered into an R&D collaboration and license agreement with Pfizer pursuant to which we maintain access to Pfizer's proprietary compound library and database to develop new products, subject to certain restrictions. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer: Research and development collaboration and license agreement. In addition, we regularly enter into agreements with external parties that enable us to collaborate on research programs or gain access to substrates and technologies. Some of our external partnerships involve funding from a non-governmental organization or a government grant. We are generally responsible for providing technical direction and supplemental expertise for, as well as investment in, such external partnerships. Depending on the nature of the agreement, we may act as the commercialization partner for discoveries that originate during the period of collaborative research, or we may own or have exclusive rights to any intellectual property that enables the development of proprietary products or models.
As of December 31, 2015, we employed approximately 1,050 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Melbourne, Australia; Louvain-la-Neuve, Belgium; Campinas, Brazil; Guarulhos, Brazil; Olot, Spain; and Lincoln, Nebraska, United States. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. It is our intention to exit our R&D operations in Guarulhos, Brazil and Melbourne, Australia by the end of 2016. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; São Paulo, Brazil; Beijing, China; Mumbai, India; and Durham, North Carolina, United States. We lease our Mumbai, India facility from Pfizer. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer: Mumbai, India interim lease agreement. Additionally, as a result of the recent acquisition of Pharmaq, we maintain R&D operations in Thanh Binh, Vietnam; Hong Ngu, Vietnam; and Oslo, Norway focused on fish vaccines. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents.
Manufacturing and Supply Chain
Our products are manufactured at both sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 28 sites, which utilizes centralized oversight of a system of 17 “anchor” and 11 “satellite” manufacturing sites to maximize cost efficiencies.

6 |

Our global manufacturing network is comprised of the following sites:

Anchor Sites		Satellite Sites
Site	Location	Site	Location
Catania	Italy	Campinas	Brazil
Charles City	Iowa, U.S.	Eagle Grove	Iowa, U.S.
Chicago Heights	Illinois, U.S.	Hsinchu(2)	Taiwan
Durham	North Carolina, U.S.	Laurinburg(2)	North Carolina, U.S.
Guarulhos(1)	Brazil	Longmont(2)	Colorado, U.S.
Haridwar(2)	India	Medolla	Italy
Jilin(3)	China	Salisbury	Maryland, U.S.
Kalamazoo	Michigan, U.S.	Van Buren(2)	Arkansas, U.S.
Lincoln	Nebraska, U.S.	Wellington	New Zealand
London(4)	Ontario, Canada	White Hall	Illinois, U.S.
Louvain-la-Neuve	Belgium	Yantai	China
Melbourne	Australia
Olot	Spain
Overhalla(5)	Norway
San Diego	California, U.S.
Suzhou	China
Willow Island	West Virginia, U.S.

(1)
This site is owned by us and leased back to Pfizer, pursuant to an arrangement by which Pfizer operates the manufacturing operations at the site for a period of time. We expect Pfizer to transfer the site back to us in 2016. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Brazil lease agreements.

(2)	We are in the process of exiting this site as a result of our operational efficiency initiative and supply network strategy.

(3)	This site is operated by the China joint venture, Jilin Zoetis Guoyuan Animal Health Company, Ltd.

(4)	In August 2015, Zoetis acquired KL Products, Inc., a leading Canadian manufacturer of automation systems for the poultry industry. The systems are manufactured in London, Ontario, Canada.

(5)	In November 2015, Zoetis acquired Pharmaq, the global leader in vaccines and innovation for health products in aquaculture. The vaccines are manufactured in Overhalla, Norway.
In 2015, we exited our manufacturing site in Shenzhou, China as part of our operational efficiency program and supply network strategy.
We own all of these sites, with the exception of our facilities in Melbourne, Australia; Medolla, Italy; Van Buren, Arkansas, United States; and San Diego, California, United States, which are leased sites.
In addition to our global manufacturing network and our CMOs, Pfizer continues to manufacture products for us at 11 Pfizer sites located in 11 countries pursuant to a master manufacturing and supply agreement. Included in these 11 Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a short period of time. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer—Master manufacturing and supply agreements.
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2015, this network was comprised of approximately 200 CMOs, including those centrally managed as well as local CMOs.
We select CMOs based on several factors: (i) their ability to reliably supply products or materials that meet our quality standards at an optimized cost; (ii) their access to niche products and technologies; (iii) capacity; and (iv) financial efficiency analyses. Our regional and global manufacturing teams seek to ensure that all of the CMOs we use adhere to our standards of manufacturing quality.
We purchase certain raw materials necessary for the commercial production of our products from a variety of third-party suppliers. We utilize logistics service providers as a part of our global supply chain, primarily for shipping and logistics support.
We intend to continue our efficiency improvement programs in our manufacturing and supply chain organization, including Six Sigma and Lean capabilities, which are processes intended to improve manufacturing efficiency. We have strong globally managed and coordinated quality control and quality assurance programs in place at our global manufacturing network sites, and we regularly inspect and audit our global manufacturing network and CMO sites. We are currently conducting a review of our global manufacturing and supply network to improve efficiency and have announced plans to exit or sell certain sites. See Operational Efficiency Program.
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

7 |

Our primary competitors include animal health medicines and vaccines companies such as Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; and Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH. There are also several new start-up companies working in the animal health area. In addition, we compete with hundreds of other producers of animal health products throughout the world.
The level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the United States. Unlike in the human health market, there is no large, well-capitalized company focused on generic animal health products that exists as a global competitor in the industry. The reasons for this include the relatively smaller average market size of each product opportunity, the importance of direct distribution and education to veterinarians and livestock producers and the primarily self-pay nature of the business. In addition, companion animal health products are often directly prescribed and dispensed by veterinarians.
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
Patents for individual products extend for varying periods depending on the date of the patent filing or grant and the legal term of patents in the countries where such patents are obtained. Several patents covering the ceftiofur antibiotic product line began expiring in the United States in 2015; however, various formulation and use patents extend through to 2024. Draxxin is covered by compound and formulation patents in the United States and Europe with terms that expire between late 2018 and 2021. The compound patent for the parasiticide selamectin, the active ingredient in Revolution, expired during 2014. However, process and formulation patents covering this product expire in 2018 and 2019, respectively.
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
Operational Efficiency Program
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries and planning to sell or exit ten manufacturing sites over the long term. As of December 31, 2015, we entered into an agreement to divest three U.S. manufacturing sites and in January 2016, we announced agreements to sell manufacturing facilities in India and Taiwan. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes.
As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of December 31, 2015, approximately 1,200 positions have been eliminated and additional reductions are expected primarily over the next nine to twelve months.

8 |

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

9 |

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

•	Provide a basis for wider international harmonization of registration requirements through the VICH Outreach Forum.

•	Monitor and maintain existing VICH guidelines, taking particular note of the ICH work program and, where necessary, update these VICH guidelines.

•	Ensure efficient processes for maintaining and monitoring consistent interpretation of data requirements following the implementation of VICH guidelines.

•
By means of a constructive dialogue between regulatory authorities and industry, provide technical guidance enabling response to significant emerging global issues and science that impact on regulatory requirements within the VICH regions.

Employees
As of December 31, 2015, we had approximately 9,000 employees worldwide, which included approximately 3,900 employees in the United States and approximately 5,100 in other jurisdictions. Some of these employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements, including approximately 50 union employees in the United States.
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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2015 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:

10 |

•	environmental-related capital expenditures - $1 million; and

•	other environmental-related expenditures - $12 million.
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
Recent Acquisitions
On November 9, 2015, we completed a transaction through which we acquired Pharmaq, a leading global animal health company specializing in vaccines and innovation for aquaculture.
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health, a subsidiary of Abbott Laboratories. Abbott Animal Health is a companion animal health business focused on the veterinary surgical suite. The purchase expands our companion animal product portfolio to include veterinarian solutions for anesthesia, pain management, and the diagnosis of diabetes.
For additional information, see Notes to Consolidated Financial Statements— Note 5A. Acquisitions, Divestitures and Certain Investments: Acquisition of Pharmaq and Acquisition of Abbott Animal Health.
Available Information
The company's Internet website address is www.zoetis.com. On our website, the company makes available, free of charge, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC).
Also available on our website is information relating to corporate governance at Zoetis and our Board of Directors, including as follows: our Corporate Governance Principles; Director Qualification Standards; Zoetis Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller); Code of Business Conduct and Ethics for our Directors; Board Committees and Committee Charters; and ways to communicate by email with our Directors. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Zoetis Inc., 100 Campus Drive, Florham Park, New Jersey 07932. Information relating to shareholder services is also available on our website. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards affecting our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules.
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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2015 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.

11 |

Item 1A. Risk Factors.
In addition to the other information in this 2015 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, expectations regarding indebtedness, the repurchase of shares, future use of cash and dividend payments, future actions, business plans or prospects, prospective products, product approvals or products under development, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, our agreements with Pfizer, the expected timing and content of regulatory actions, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.3 billion for the year ended December 31, 2015.
For example, in December 2013, the FDA announced final guidance establishing procedures for the voluntary phase out in the United States over a three-year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. The FDA indicated that they took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. Zoetis supports the FDA's efforts to voluntarily phase-out growth promotion indications for medically important antibiotics in food producing animals and will comply with procedures outlined in the December 2013 FDA guidance. In addition, in October 2014, the French Parliament passed a law that prohibits rebates and discounts on antibiotics and requires the reporting of antibiotics sold to and agreements entered into with certain animal healthcare providers (including veterinarians, veterinary schools, pharmacists and students). The Parliament indicated that the law is in response to a government initiative aimed at fighting antimicrobial resistance in animals and reducing the use of certain categories of antibiotics by 25% (compared to 2013) by December 31, 2016.
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
Our livestock business depends heavily on a healthy and growing livestock industry. If the public perceives a risk to human health from the consumption of the food derived from animals that utilize our products, there may be a decline in the production of such food products and, in turn, demand for our products. For example, livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of animal rights, nutrition, health-related or other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including our company. Adverse consumer views related to the use of one or more of our products in livestock also may result in a decrease in the use of such products and could have a material adverse effect on our operating results and financial condition.

12 |

Increased regulation or decreased governmental financial support relating to the raising, processing or consumption of food-producing animals could reduce demand for our livestock products.
Companies in the livestock industries are subject to extensive and increasingly stringent regulations. If livestock producers are adversely affected by new regulations or changes to existing regulations, they may reduce herd sizes or become less profitable and, as a result, they may reduce their use of our products, which may materially adversely affect our operating results and financial condition. Furthermore, new or more stringent regulations could, directly or indirectly, impact the use of one or more of our products. More stringent regulation of the livestock industry or our products could have a material adverse effect on our operating results and financial condition. Also, many food-producing companies, including livestock producers, benefit from governmental subsidies, and if such subsidies were to be reduced or eliminated, these companies may become less profitable and, as a result, may reduce their use of our products.
An outbreak of infectious disease carried by animals could negatively affect the sale and production of our products.
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. In recent years, outbreaks of various diseases, including avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) or porcine epidemic diarrhea virus (otherwise known as PEDv), have impacted the animal health business. For example, incidences of BSE in the United States and Brazil in 2012 led certain countries to implement additional inspections of, or suspend the importation of, U.S. and Brazilian beef. Similarly, outbreaks of highly pathogenic H5 avian flu affected (infected or exposed) 48 million birds in the United States in 2014 and 2015, and significantly impacted the egg and turkey industry. The discovery of additional cases of any of these, or new, diseases may result in additional restrictions on animal proteins, reduced herd sizes, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
Consolidation of our customers could negatively affect the pricing of our products.
Veterinarians and livestock producers are our primary customers. In recent years, there has been a trend towards the concentration of veterinarians in large clinics and hospitals. In addition, livestock producers, particularly swine and poultry producers, have seen recent consolidation in their industries. Furthermore, we have seen the expansion of larger cross-border corporate customers and an increase in the consolidation of buying groups (cooperatives of veterinary practices that leverage volume to pursue discounts from manufacturers). The pace of customer consolidation and structure of markets varies greatly across geographies. If these trends towards consolidation continue, these customers could attempt to improve their profitability by leveraging their buying power to obtain favorable pricing. The resulting decrease in our prices could have a material adverse effect on our operating results and financial condition.
Our business may be negatively affected by weather conditions and the availability of natural resources.
The animal health industry and demand for many of our animal health products in particular regions are affected by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from pests, such as ticks. As a result, we may experience regional and seasonal fluctuations in our results of operations.
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
For example, the widespread drought that impacted the United States in 2011, 2012 and in some regions in 2013 was considered the worst in many years, resulting in a reduction in the total cow herd in 2013. Droughts such as this one can lead to a decrease in harvested corn and higher corn prices, which may impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock sizes that may result in reduced spending on animal health products. In addition, droughts can lead to reduced availability of grazing pastures, forcing cattle producers to cull their herds. Fewer heads of cattle could result in reduced demand for our products. A prolonged drought could have a material adverse effect on our operating results and financial condition.
Our business is subject to risk based on global economic conditions.
Macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. For example, the economic downturns experienced in many markets across the globe have had an impact on certain of our customers and, as a result, on our operating results in those affected markets. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Furthermore, our exposure to credit and collectability risk is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk, there can be no assurances such procedures will effectively limit such risk and avoid losses.

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
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. There are also several new start-up companies working in the animal health area. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. In addition to competition from established market participants, new entrants to the animal health medicines and vaccines industry could substantially reduce our market share or render our products obsolete.
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
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and data exclusivity periods to provide us with exclusive marketing rights for some of our products. Our patent protection for these products extends for varying periods in accordance with the dates of filing or grant and the legal life of patents in countries in which patents are granted. The protection afforded by our patents, which varies from country to country, is limited by the following in the applicable country: the scope and applicable terms of our patents and the availability and enforcement of legal remedies. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of launching at risk before our patent rights expire, and their pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. In addition, private label products may compete with our products. For example, in July and December 2014, several companies launched generic versions of our Rimadyl chewable product. As a result, sales of our Rimadyl chewable product decreased by approximately 6% in 2015. If animal health customers increase their use of new or existing generic or private label products, our operating results and financial condition could be materially adversely affected. We estimate that approximately 80% of our revenue in 2014 was derived from products that are either unpatented (i.e., never patented or off-patent) or covered by our patents that, while providing a competitive advantage, may not provide market exclusivity. Over the next several years, several of our products' patents will expire.

14 |

We may not successfully acquire and integrate other businesses, license rights to technologies or products, form and manage alliances or divest businesses.
We pursue acquisitions, technology licensing arrangements, strategic alliances or divestitures of some of our businesses as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis or at all. In addition, we may be subject to regulatory constraints or limitations or other unforeseen factors that prevent us from realizing the expected benefits. Even if we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may be unable to integrate acquisitions successfully into our existing business, and we may be unable to achieve expected gross margin improvements or efficiencies. We also could incur or assume significant debt and unknown or contingent liabilities. Our reported results of operations could be negatively affected by acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. We may be subject to litigation in connection with, or as a result of, acquisitions, dispositions, licenses or other alliances, including claims from terminated employees, customers or third parties, and we may be liable for future or existing litigation and claims related to the acquired business, disposition, license or other alliance because either we are not indemnified for such claims or the indemnification is insufficient. These effects could cause us to incur significant expenses and could materially adversely affect our operating results and financial condition.
We may not successfully implement our business strategies or achieve expected gross margin improvements.
We are pursuing, and will continue to pursue, strategic initiatives that management considers critical to our long-term success, including, but not limited to, increasing sales in emerging markets, operational revenue growth through new product development and value-added product lifecycle innovation; improving operational efficiency through manufacturing efficiency improvement and other programs; using cash flow from operations to service or reduce debt; and expanding our complementary products and services. We also have acquired or partnered with a number of smaller animal health businesses, and we intend to continue to do so in the future. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. It could take several years to realize the anticipated benefits from these initiatives, if any benefits are achieved at all. We may be unable to achieve expected gross margin improvements on our products and technologies, including those acquired and those developed internally. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.
Our business could be affected adversely by labor disputes, strikes or work stoppages.
Some of our employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in certain jurisdictions, including the United States. As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms and may experience work stoppages or other labor problems in the future at our sites. We could experience a disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our operating results and financial condition, potentially resulting in canceled orders by customers, unanticipated inventory accumulation or shortages and reduced revenue and net income. We may also experience difficulty or delays in implementing changes to our workforce in certain markets. In addition, labor problems at our suppliers or CMOs could have a material adverse effect on our operating results and financial condition.
Loss of our executive officers could disrupt our operations.
We depend on the efforts of our executive officers. Our executive officers are not currently, and are not expected to be, subject to non-compete provisions. In addition, we generally do not enter into employment agreements with our executive officers. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officer positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers, or our inability to recruit and retain qualified executive officers in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition.
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
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2015, we had goodwill of $1,455 million and identifiable intangible assets, less accumulated amortization, of $1,190 million. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents and in-process R&D.
Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management's valuation of an intangible asset in a short amount of time. The timing and amount of impairment charges recorded in our consolidated statements of

15 |

income and write-downs recorded in our consolidated balance sheets could vary if management's conclusions change. Any impairment of goodwill or identifiable intangible assets could have a material adverse effect on our operating results and financial position.
Our historical combined financial data is not necessarily representative of the results we would have achieved as an independent company and may not be a reliable indicator of our future results.
Our historical combined financial data for periods prior to the IPO (the years ended December 31, 2011 and 2012, and the period ended January 31, 2013) included in this 2015 Annual Report does not reflect the financial condition, results of operations or cash flows we would have achieved as an independent company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

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
Our financial condition and future results of operations will be materially different from amounts reflected in our historical combined financial statements included in this 2015 Annual Report for the periods prior to the IPO. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
Risks related to research and development
Our R&D, acquisition and licensing efforts may fail to generate new products and product lifecycle innovations.
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

16 |

Risks related to manufacturing
Manufacturing problems and capacity imbalances may cause product launch delays, inventory shortages, recalls or unanticipated costs.
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2015, we had a global manufacturing network consisting of 28 manufacturing sites located in 12 countries. As part of our operational efficiency program, we have subsequently exited, or are in the process of exiting, certain of these sites. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Recent Developments. In addition, 11 Pfizer sites located in 11 countries manufacture certain of our products for us. Included in these Pfizer sites is our facility in Guarulhos, Brazil, where Pfizer will continue its manufacturing operations for a short period of time. These Pfizer sites consist of sites operated by Pfizer that, immediately prior to the Separation, predominantly manufactured human health products. We also employ a network of approximately 200 CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, our manufacturing site in Medolla, Italy was damaged in an earthquake in May 2012, which resulted in production interruptions at that site. In addition, we have experienced challenges in manufacturing Apoquel that have impacted our ability to meet customer demand. As a result, we have had to place limits on the amounts of this product veterinarians can purchase and have delayed the launch of the product in certain markets.
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
As part of our operational efficiency program, our manufacturing network is undergoing significant changes. We may be unable to achieve the planned cost-savings from these changes. In addition, we may experience delays and disruptions in our supply network as a result of these activities.
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

17 |

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
Our products have been approved for use under specific circumstances for the treatment of certain diseases and conditions in specific species. There may be increased risk of product liability if veterinarians, livestock producers, pet owners or others attempt to use our products off-label, including the use of our products in species (including humans) for which they have not been approved. For example, Ketamine, the active pharmaceutical ingredient in our Ketaset product (a nonnarcotic agent for anesthetic use in cats), is abused by humans as a hallucinogen. Furthermore, the use of our products for indications other than those indications for which our products have been approved may not be effective, which could harm our reputation and lead to an increased risk of litigation. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any of our products for off-label use, such agency could request that we modify our training or promotional materials and practices and we could be subject to significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could materially adversely affect our operating results and financial condition.
The illegal distribution and sale by third parties of counterfeit or illegally compounded versions of our products or of stolen, diverted or relabeled products could have a negative impact on our reputation and business.
Third parties may illegally distribute and sell counterfeit or illegally compounded versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit or illegally compounded medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Counterfeit or illegally compounded products are frequently unsafe or ineffective and can be potentially life-threatening to animals. Our reputation and business could suffer harm as a result of counterfeit or illegally compounded products which are alleged to be equivalent and/or which are sold under our brand name. In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit, which are not properly stored or which have an expired shelf life and which have been repackaged or relabeled and which are sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting, illegally compounding or theft could have a material adverse effect on our product sales, business and results of operations.
Animal health products are subject to unanticipated safety, quality, or efficacy concerns, which may harm our reputation.
Unanticipated safety, quality, or efficacy concerns can arise with respect to animal health products, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims. For example, as a result of safety concerns related to our product, PregSure® BVD, in 2010, we voluntarily suspended sales of the product and withdrew the marketing authorization in the EU and, in 2011, we suspended sales and withdrew the marketing authorization for the product in New Zealand. Also, in May 2013, we were advised that the European Commission started a procedure regarding the EU marketing authorization for Suvaxyn® PCV, a vaccine against porcine circovirus type 2 in swine. The initiation of the procedure followed a recall of two batches of Suvaxyn® PCV as a result of higher than expected adverse reactions, reported mainly in Spain. In June 2013, we completed a root cause investigation of the higher than expected adverse reactions in these two batches, and subsequently submitted to the EMA a proposed variation to describe specific adjustments to the manufacturing process to help minimize the risk of future reactive batches. In October 2013, the EMA’s Committee on Medicinal Products for Veterinary Use adopted a positive opinion as to the proposed variation and concurrently adopted an opinion concluding that no action was required at that time with regard to the EU marketing authorization for Suvaxyn® PCV. Both opinions were transmitted to the European Commission according to the applicable procedure and the Commission officially advised us in January 2014 that it had adopted those positive opinions and concluded the procedure begun in May 2013 by maintaining the marketing authorization for Suvaxyn® PCV in effect.
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

18 |

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
A failure to comply with the environmental, health and safety laws and regulations to which we are subject, including any permits issued thereunder, may result in environmental remediation costs, loss of permits, fines, penalties or other adverse governmental or private actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial measures. We could also be held liable for any and all consequences arising out of human exposure to hazardous materials or environmental damage. Environmental laws and regulations are complex, change frequently, have tended to become more stringent and stringently enforced over time and may be subject to new interpretation. We cannot assure you that our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous materials will not materially adversely affect our business, results of operations or financial condition.
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

19 |

•
trade restrictions and restrictions on direct investments by foreign entities, including restrictions administered by the OFAC and the European Union, in relation to our products or the products of farmers and other customers (e.g., restrictions on the importation of agricultural products from the European Union to Russia);

•	changes in tax laws, challenges brought against our incentive tax rulings, and tariffs;

•	imposition of antidumping and countervailing duties or other trade-related sanctions;

•	costs and difficulties in staffing, managing and monitoring international operations;

•	longer payment cycles and increased exposure to counterparty risk; and

•	additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.
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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2015, we generated approximately 47% of our revenue in currencies other than the U.S. dollar, principally the euro, Brazilian real and Canadian dollar. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the U.S. dollar would remain in place for imports that are deemed essential. A new free-floating rate (SIMADI) replaced the existing third-tier rate (SICAD II). As of December 31, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX official rate of 6.3; the SICAD I rate of 13.5; and the SIMADI rate of 199.
Through the fourth quarter of 2015, we used the CENCOEX official rate of 6.3 to report our Venezuela financial position, results of operations and cash flows. In the fourth quarter of 2015, upon evaluation of evolving economic conditions in Venezuela and our expectation of Venezuela's responses to changes in its economy, continued volatility, and the fact that we have not received any approved payments from Venezuela for transactions at the CENCOEX official rate of 6.3 per U.S. dollar in 2015, we determined that our outstanding Venezuelan bolivar-denominated net monetary assets are no longer expected to be settled at the CENCOEX official rate of 6.3, but rather at the SIMADI rate of 199. On November 30, 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela, using the SIMADI rate of 199 bolivars to the U.S. dollar, and this rate will be used prospectively. We believe this best represents the estimate of the U.S. dollar amount that will ultimately be collected. Additionally, the company recorded a lower of cost or market adjustment to inventory of $4 million, and asset impairment charges of $3 million.
On February 17, 2016, the Venezuela government made an announcement that the three-tier exchange rate system existing in the country has changed to a dual system (official rate and SIMADI rate). Additionally, the official rate was devalued from 6.3 to 10 Venezuelan bolivars per U.S. dollar.
We also face risks arising from currency devaluations and the imposition of cash repatriation restrictions and exchange controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Cash repatriation restrictions and exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. While we currently have no need, and do not intend, to repatriate or convert cash held in countries that have significant restrictions or controls in place, should we need to do so to fund our operations, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs. We currently have substantial operations in countries that have cash repatriation restrictions or exchange controls in place, including China, and, if we were to need to repatriate or convert such cash, these controls and restrictions may have a material adverse effect on our operating results and financial condition.
We may not be able to realize the expected benefits of our investments in emerging markets.
We have been taking steps to increase our presence in emerging markets. Failure to continue to maintain and expand our business in emerging markets could materially adversely affect our operating results and financial condition.

20 |

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
The multinational nature of our business subjects us to taxation in the United States and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.
For example, the European Commission opened formal investigations to examine whether decisions by the tax authorities in certain European countries, including Belgium, comply with European Union rules on state aid. In the case of Belgium, the European Commission concluded on January 11, 2016, that the excess profits ruling violates the European Union’s state aid rules. The impact of this conclusion will have a material impact on our effective tax rate in 2016. In addition, on January 28, 2016, the European Union presented an anti-tax-avoidance directive designed to provide uniform implementation of Base Erosion and Profits Shifting measures and minimum standards across Member States. If enacted, this proposed directive could have an impact on our effective tax rate.
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
A third party may sue us or otherwise make a claim, alleging infringement or other violation of the third-party's patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. If we do not prevail in this type of dispute, we may be required to:

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

21 |

which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.
In addition, patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, U.S. court decisions in the last three years have led to interim U.S. Patent and Trademark Office Guidelines regarding inventions in the field of products isolated from nature and diagnostic methods which may influence future patenting strategy in these areas. A similar court decision in Australia was issued recently with regard to the patentability of nucleic acids. Such reforms could result in increased costs to protect our intellectual property and/or limit our ability to patent our products in these jurisdictions.
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
Assuming we are able to implement these systems successfully, all information systems, despite implementation of security measures, are vulnerable to disability, failures or unauthorized access. If our information systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.
We may experience difficulties with the implementation of our enterprise resource planning system, which could disrupt our business and adversely affect our results of operations and financial condition.
We are engaged in a multi-year implementation of an ERP system. The ERP system is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The implementation of the ERP will require significant

22 |

investment of human and financial resources. In implementing the ERP system, we may experience significant delays, increased costs and other difficulties. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. For example, although the U.S. implementation of our ERP system has been successful from a systems and controls point of view, due to the large number of customers directly impacted by our change of systems, we have experienced challenges with certain of our customers experiencing a disruption in their service. Any significant disruption or deficiency in the design and implementation of the ERP system could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2015, we had approximately $4.9 billion of total unsecured indebtedness outstanding. In addition, we have entered into an agreement for a five-year revolving credit facility and a commercial paper program each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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

23 |

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
To preserve the tax-free treatment to Pfizer and/or its stockholders of the Exchange Offer and certain related transactions, under the tax matters agreement, we are restricted from taking any action that prevents such transactions from being tax-free for U.S. federal, state, local and foreign income tax purposes. These restrictions may limit our ability to engage in certain transactions, including taking certain actions with respect to our

24 |

3.250% Senior Notes due 2023. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer: Tax matters agreement.
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
For a summary description of the terms of the patent and know-how license (Pfizer as licensor), see Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Pfizer: Intellectual property license agreements.
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
We pay Pfizer mutually agreed-upon fees for these services, based on Pfizer's costs of providing the services. During the two years following the IPO, the markup for these services was 0% and, for the remainder of the term of the agreement, Pfizer may introduce a markup of 7%. For the services that Pfizer continues to provide to Zoetis under this agreement, a 7% markup applied for 2015 and will apply for the remainder of 2016. Since our transitional services agreement was negotiated in the context of a parent-subsidiary relationship, the terms of the agreement, including the fees charged for the services, may be higher or lower than those that would be agreed to by parties bargaining at arm's length for similar services and may be higher or lower than the costs reflected in the allocations in our historical financial statements. Third-party costs are passed through to us at Pfizer's or its affiliates' cost. In addition, while these services are being provided to us by Pfizer, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited.
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

25 |

Risks related to our common stock
The price of our common stock may fluctuate substantially, and you could lose all or part of your investment in Zoetis common stock as a result.
Our common stock has a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through December 31, 2015, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $28.14 on April 15, 2014 to a high sales price of $55.38 on June 25, 2015. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2015 Annual Report, are:

•	our operating performance and the performance of our competitors;

•
our or our competitors' press releases, other public announcements and filings with the SEC regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	changes in our investor base;

•	failures to meet external expectations or management guidance;

•	fluctuations in our financial results or the financial results of companies perceived to be similar to us;

•	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt;

•	reputational issues;

•	changes in general economic and market conditions in any of the regions in which we conduct our business;

•	the arrival or departure of key personnel;

•	the actions of speculators and financial arbitrageurs (such as hedge funds);

•	changes in applicable laws, rules or regulations and other dynamics; and

•	other developments or changes affecting us, our industry or our competitors.
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
While we currently pay a quarterly cash dividend to our common stockholders, we may change our dividend policy at any time.
On December 16, 2015, our Board of Directors declared the 2016 first quarter dividend of $0.095 per share to be paid on March 1, 2016, to holders of record on January 21, 2016; and on February 19, 2016, our Board of Directors declared the 2016 second quarter dividend of $0.095 per share to be paid on June 1, 2016, to holders of record on April 7, 2016. Although we currently pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the United States, impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
Provisions in our restated certificate of incorporation, amended and restated by-laws, and Delaware law may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation, which we refer to as “our certificate of incorporation,” and our amended and restated by-laws, which we refer to as “our by-laws,” contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:

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

26 |

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 143 owned and leased properties, amounting to approximately 10.2 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.5 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network will continue to be supplemented by approximately 200 CMOs.
Our corporate headquarters are currently located at 100 Campus Drive, Florham Park, New Jersey 07932. In 2015, we signed an office lease in Parsippany, New Jersey, and will be relocating our corporate headquarters in the second half of 2016. Our operations extend internationally to more than 60 countries. Under the transitional services agreement we entered into with Pfizer, Pfizer granted us continued access to certain of its premises occupied by our employees prior to the IPO. We currently lease space from Pfizer in 15 different locations globally, mainly in Europe.
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
At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management's attention and may materially adversely affect our reputation, even if resolved in our favor.
Certain legal proceedings in which we are involved are discussed in Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies, and are incorporated by reference from such discussion.
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
Shares of our common stock are traded on the NYSE (symbol ZTS).
The following table sets forth the high and low sales price of our common stock for each quarter presented below:

	High	Low
2014
First Quarter	$32.73	$28.77
Second Quarter	$33.05	$28.14
Third Quarter	$37.31	$31.67
Fourth Quarter	$45.24	$34.16
2015
First Quarter	$47.92	$42.29
Second Quarter	$55.38	$44.31
Third Quarter	$50.39	$37.73
Fourth Quarter	$48.65	$38.98
As of February 19, 2016, there were 497,155,532 shares of our common stock outstanding, held by 2,035 shareholders of record. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2016 Proxy Statement.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements—Note 16. Stockholders’ Equity.
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
Issuer purchases of equity securities for the three months ended December 31, 2015 were as follows:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
September 28 - October 25, 2015	387,760	$42.35	375,754	$335,960,457
October 26 - November 30, 2015	470,128	$44.74	465,120	315,959,852
December 1 - December 31, 2015	327,770	$46.47	324,295	300,880,414
Total	1,185,658	$44.44	1,165,169	$300,880,414
(a) The company repurchased 20,489 shares during the three-month period ended December 31, 2015, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

28 |

Dividend Policy, Declaration and Payment
During the years ended December 31, 2015 and 2014, we paid the following quarterly cash dividends per share on our common stock:

	2015	2014
First Quarter	$0.083	$0.072
Second Quarter	$0.083	$0.072
Third Quarter	$0.083	$0.072
Fourth Quarter	$0.083	$0.072
On December 16, 2015, our Board of Directors declared the 2016 first quarter dividend of $0.095 per share to be paid on March 1, 2016, to holders of record on January 21, 2016. On February 19, 2016, our Board of Directors declared the 2016 second quarter dividend of $0.095 per share to be paid on June 1, 2016, to holders of record on April 7, 2016.
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
Stock Performance Graph(1)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the period from our initial public offering through the year ended December 31, 2015. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes the investment of $100 on February 1, 2013, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, are reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	February 1, 2013	June 30, 2013	December 31, 2013	June 29, 2014	December 31, 2014	June 28, 2015	December 31, 2015
Zoetis Inc.	$100	$99.81	$106.07	$105.56	$140.84	$159.73	$157.98
S&P 500	$100	$107.14	$124.61	$133.55	$141.67	$146.06	$143.63
S&P 500 Pharmaceuticals Index	$100	$109.67	$125.16	$140.83	$152.97	$166.53	$161.82
(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Zoetis under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

29 |

Item 6. Selected Financial Data.
The following table sets forth our selected historical consolidated and combined financial data for the periods indicated.
The selected historical consolidated statements of income data for the years ended December 31, 2015, 2014 and 2013 and the selected historical consolidated balance sheet data as of December 31, 2015 and 2014 presented below have been derived from our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The selected historical balance sheet data as of December 31, 2013, December 31, 2012 and December 31, 2011, presented below has been derived from our audited financial statements not included in this 2015 Annual Report. The revenue data for the years ended December 31, 2012 and 2011 is derived from our audited combined financial statements not included in this 2015 Annual Report.
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
The financial statements included in this 2015 Annual Report may not be indicative of our future performance and do not necessarily reflect what our financial position and results of operations would have been had we operated as an independent public company during the periods presented prior to the IPO.
You should read the selected historical consolidated and combined financial data set forth below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,(a)
(MILLIONS, EXCEPT PER SHARE AMOUNTS)	2015	2014	2013	2012	2011
Statement of income data:
Revenue	$4,765	$4,785	$4,561	$4,336	$4,233
Net income attributable to Zoetis	339	583	504	436	245
Balance sheet data:
Total assets	$7,913	$6,588	$6,536	$6,262	$5,711
Long-term obligations(b)	4,463	3,624	3,620	509	575
Other data (unaudited):
Adjusted net income(c)	$889	$790	$709	$539	$503
Earnings per share attributable to Zoetis Inc. stockholders(d):
Basic	$0.68	$1.16	$1.01	$0.87	$0.49
Diluted	$0.68	$1.16	$1.01	$0.87	$0.49
Weighted average shares outstanding (in thousands)(d):
Basic	499,707	501,055	500,002	500,000	500,000
Diluted	502,019	502,025	500,317	500,000	500,000
Certain amounts may reflect rounding adjustments.

(a)
Starting in 2015, includes the acquisitions of Pharmaq and certain assets from Abbott Animal Health. See Notes to Consolidated Financial Statements— Note 5A. Acquisitions, Divestitures and Certain Investments: Acquisition of Pharmaq and Acquisition of Abbott Animal Health.

(b)
In 2011 and 2012, primarily includes an allocation of Pfizer debt that was issued to partially finance the acquisition of Wyeth (including FDAH) in 2009. The debt has been allocated on a pro-rata basis using the deemed acquisition cost of FDAH as a percentage of the total acquisition cost of Wyeth.

(c)
Adjusted net income (a non-GAAP financial measure) is defined as reported net income attributable to Zoetis excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Management uses adjusted net income, among other factors, to set performance goals and to measure the performance of the overall company, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. We believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. Reconciliations of U.S. GAAP reported net income attributable to Zoetis to non-GAAP adjusted net income for the years ended December 31, 2015, 2014, and 2013 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.

(d)
The weighted average shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2012 and 2011 were calculated using 500 million shares of common stock outstanding, which was the number of Zoetis Inc. shares outstanding at the time of the IPO, which was completed on February 6, 2013.

30 |

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
Our management’s discussion and analysis of financial condition and results of operations (MD&A) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. This MD&A should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The discussion in this MD&A contains a description of our historical performance for periods in which we operated as a business unit of Pfizer, as well as forward-looking statements that involve substantial risks and uncertainties. Our future results could differ materially from historical performance and from those anticipated in the forward-looking statements as a result of various factors such as those discussed in Item 1A. Risk Factors, and in the Comparability of historical results and our relationship with Pfizer and Forward-looking statements and factors that may affect future results sections of this MD&A.
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
We manage our operations through two geographic operating segments. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. Our two operating segments are the United States (U.S.) and International. See Notes to Consolidated Financial Statements—Note 19. Segment, Geographic and Other Revenue Information.
We directly market our products to livestock producers and veterinarians located in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and Mexico, we believe we are the largest animal health medicines and vaccines business as measured by revenue across emerging markets as a whole. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
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
A summary of our 2015 performance compared to the comparable 2014 and 2013 periods follows:

	Years Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Revenue	$4,765	$4,785	$4,561	—	5
Net income attributable to Zoetis	339	583	504	(42)	16
Adjusted net income(a)	889	790	709	13	11

(a)	Adjusted net income is a non-GAAP financial measure. See the Adjusted net income section of this MD&A for more information.
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

31 |

•	increasing pet ownership; and

•	companion animals living longer, increasing medical treatment of companion animals and advances in companion animal medicines and vaccines.
Product development initiatives
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We believe we are an industry leader in animal health R&D, with a track record of generating new products and product lifecycle innovation. The majority of our R&D programs focus on product lifecycle innovation, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations.
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
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.3 billion for the year ended December 31, 2015.
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
Competition
The animal health industry is competitive. Although our business is the largest by revenue in the animal health medicines and vaccines industry, we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include the animal health businesses of large pharmaceutical companies and specialty animal health businesses. There are also several new start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines and vaccines industry in the future. In certain markets, we also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the United States.
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

32 |

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
For example, from December 2014 through June 2015, highly pathogenic H5 avian influenza virus infections were reported in domestic poultry, captive birds and wild birds in the United States, with a majority of confirmed infections occurring in backyard and commercial poultry flocks. The egg and turkey industry were the most impacted by this occurrence of avian influenza. USDA surveillance indicates that more than 48 million birds were affected (either infected or exposed) in at least 20 states. Although no new H5 avian influenza infections have been detected in the United States since June 2015, an outbreak of highly pathogenic H7 avian influenza was reported in a single turkey flock in Indiana in January 2016, and both forms of the virus continue to pose a threat to the poultry industry. It is important to note that human infection with avian influenza viruses has not occurred from eating properly cooked poultry or poultry products. We are closely monitoring the developments as this situation unfolds and the impact on our 2015 global revenue was not significant.
Manufacturing and supply
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites. Minor deviations in our manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions that could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties.
Our manufacturing network may be unable to meet the demand for our products or we may have excess capacity if demand for our products changes. The unpredictability of a product's regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites, and shifting customer demand increase the potential for capacity imbalances.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2015, approximately 47% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Canadian dollar, Australian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2015, approximately 53% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 8% from changes in foreign currency values relative to the U.S. dollar.
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the U.S. dollar would remain in place for imports that are deemed essential. A new free-floating rate (SIMADI) replaced the existing third-tier rate (SICAD II). As of December 31, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX official rate of 6.3; the SICAD I rate of 13.5; and the SIMADI rate of 199.
Through the fourth quarter of 2015, we used the CENCOEX official rate of 6.3 to report our Venezuela financial position, results of operations and cash flows. In the fourth quarter of 2015, upon evaluation of evolving economic conditions in Venezuela and our expectation of Venezuela's responses to changes in its economy, continued volatility, and the fact that we have not received any approved payments from Venezuela for transactions at the CENCOEX official rate of 6.3 per U.S. dollar in 2015, we determined that our outstanding Venezuelan bolivar-denominated net monetary assets are no longer expected to be settled at the CENCOEX official rate of 6.3, but rather at the SIMADI rate of 199. On November 30, 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela, using the SIMADI rate of 199 bolivars to the U.S. dollar, and this rate will be used prospectively. We believe this best represents the estimate of the U.S. dollar amount that will ultimately be collected. Additionally, the company recorded a lower of cost or market adjustment to inventory of $4 million, and asset impairment charges of $3 million.
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
The actions of the Venezuelan government described above relating to currency and to the interpretation and enforcement of the Law on Fair Pricing and associated regulations, as well as other potential actions by the Venezuelan government in response to economic uncertainties could impact the recoverability of our investment in Venezuela, which could result in additional charges and, under extreme circumstances, could impact our ability to continue to operate in the country in the same manner as we have historically.

33 |

Based on all of the factors noted above, in the second quarter of 2015, we decided to decrease our activity in Venezuela in 2015 and will further decrease it in 2016. As a result, our revenue for the year ended November 30, 2015, was approximately $65 million, as compared with $77 million for the year ended November 30, 2014.
As of November 30, 2015, as a result of the revaluation and other charges, our net monetary assets were $3 million in Venezuela.
On February 17, 2016, the Venezuela government made an announcement that the three-tier exchange rate system existing in the country has changed to a dual system (official rate and SIMADI rate). Additionally, the official rate was devalued from 6.3 to 10 Venezuelan bolivars per U.S. dollar.
Operational efficiency program
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries and planning to sell or exit ten manufacturing sites over the long term. As of December 31, 2015, we entered into an agreement to divest three U.S manufacturing sites and in January 2016, we announced agreements to sell manufacturing facilities in India and Taiwan. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes.
As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of December 31, 2015, approximately 1,200 positions have been eliminated and additional reductions are expected primarily over the next nine to twelve months.
For additional information, see Notes to Consolidated Financial Statements— Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures, Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 22. Subsequent Events.
Recent developments
On January 5, 2016, we announced a business transfer agreement with the India-based pharmaceutical company Zydus Cadila (Cadila Healthcare Ltd.) to sell our manufacturing site in Haridwar, India. The agreement also includes the divestment of a portfolio of our products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, anti-infectives, parasiticides, and nutritionals for livestock, sold primarily in India. This transaction was subsequently completed on February 17, 2016. We received approximately $28 million in cash, subject to working capital adjustments. This site was included within held for sale classification as of December 31, 2015. For additional information, see Notes to Consolidated Financial Statements— Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures.
On January 11, 2016, the European Commission (EC) issued a press release announcing its conclusion that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid and ordering the Belgian authorities to recover benefits from taxpayers who are parties to an Excess Profit Ruling (EPR) agreement. The EC’s decision, once published, can be challenged before the Court of Justice of the European Union by Belgium, other Member States, and other parties who are directly and individually concerned, such as the company. As a result of the decision, the company expects to record a net charge in the first quarter of 2016 of up to $45 million. This does not include any benefits associated with a successful appeal of the decision, nor does it reflect guidance we expect to receive from the Belgian government on the methodology and timing of the recovery of prior tax benefits. The net charge of up to $45 million relates to recovery of benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal.
On January 14, 2016, we announced a share purchase agreement with Yung Shin Pharmaceutical Industrial Co., Ltd., a pharmaceutical company with an animal health business and headquarters in Taiwan, to divest our 55 percent ownership share of our Taiwan joint venture including our manufacturing site in Hsinchu, Taiwan. The agreement also includes the divestment of a portfolio of products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, anti-infective medicines and nutritional premixes for livestock, sold primarily in Taiwan and in international markets. Under the agreement, Zoetis will receive approximately $13 million in cash. We expect to complete the transaction in the second quarter of 2016, pending the successful completion of customary regulatory review in Taiwan. The assets and liabilities of the joint venture were included within held for sale classification as of December 31, 2015. For additional information, see Notes to Consolidated Financial Statements—Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures.
On February 12, 2016, we completed the sale to Huvepharma NV (Huvepharma) of two of our manufacturing sites in the United States: Laurinburg, North Carolina, and Longmont, Colorado. Huvepharma also assumed the assets and operations and the lease of our manufacturing and distribution site in Van Buren, Arkansas. See Notes to Consolidated Financial Statements—Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures for additional information regarding the terms of the sale. These sites were included within held for sale classification as of December 31, 2015.  These site exits represent three of the ten sites we plan to exit as part of our operational efficiency program. We received $48 million in

34 |

initial cash consideration, including $8 million related to transferred inventory, and expect to receive additional cash consideration for inventory transfers once certain conditions are met.
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

•
pursue new product research and development and value-added product lifecycle innovation to extend our product portfolio—New product R&D and product lifecycle innovation enable us to deliver products to address unmet needs and evolve our product lines so they remain relevant for our customers. We leverage our strong direct presence in many regions and cost-effectively develop new products;

•	remain the partner of choice for access to new products and technologies—We support cutting-edge research and secure the right to develop and commercialize new products and technologies;

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

Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for operations outside the United States, for which the financial information is included in our consolidated financial statements for the fiscal year ended November 30 for each year presented.
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines and vaccines used to treat and protect livestock and companion animals. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2015, our top selling product line, the ceftiofur line, contributed approximately 8% of our revenue. The ceftiofur line and our next two top selling products, Revolution and Draxxin, contributed approximately 21% of our revenue. Our top ten selling product lines contributed approximately 38% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2015, see Item 1. Business—Products.
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
Research and development (R&D) expenses consist primarily of project costs specific to new product R&D and product lifecycle innovation, overhead costs associated with R&D operations and investments that support local market clinical trials for approved indications and expenses related to regulatory approvals for our products. We do not disaggregate R&D expenses by research stage or by therapeutic area for purposes of managing our business.
Amortization of intangible assets consists primarily of the amortization expense for identifiable finite-life intangible assets that have been acquired through business combinations. These assets consist of, but are not limited to, developed technology, brands and trademarks.
Restructuring charges and certain acquisition-related costs consist of all restructuring charges (those associated with acquisition activity and those associated with cost reduction/productivity initiatives), as well as costs associated with acquiring and integrating businesses. Restructuring charges are associated with employees, assets and activities that will not continue in the company. Acquisition-related costs are associated with acquiring and integrating acquired businesses, such as Pharmaq Holding AS and Abbott Animal Health (AAH) in 2015, the King Animal Health (KAH) business in 2011 and the Fort Dodge Animal Health (FDAH) business acquired as part of Pfizer's acquisition of Wyeth in 2009, and may include transaction costs and expenditures for consulting and the integration of systems and processes.
Other (income)/deductions—net consist primarily of various items including net (gains)/losses on asset disposals, royalty-related income, foreign exchange translation (gains)/losses and certain asset impairment charges.

35 |

Comparability of historical results and our relationship with Pfizer
Prior to the Separation, the combined financial statements were derived from the consolidated financial statements and accounting records of Pfizer and included allocations for direct costs and indirect costs attributable to the operations of the animal health business of Pfizer. The pre-Separation financial statements and activities do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent public company during the periods presented.
For a detailed description of the basis of presentation and an understanding of the limitations of the predictive value of the historical combined financial statements, see Notes to Consolidated Financial Statements—Note 3. Basis of Presentation.
Our historical expenses are not necessarily indicative of the expenses we currently incur as an independent public company. With respect to support functions, for example, for the periods prior to the IPO, our historical combined financial statements include expense allocations for certain support functions that were provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others. As part of the Separation, pursuant to agreements with Pfizer, Pfizer provides us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we are incurring other costs to replace the services and resources that will not be provided by Pfizer.
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
Some of our products are manufactured at sites that were retained by Pfizer or that are operated by Pfizer under a sale-leaseback arrangement. In 2013, pursuant to the master manufacturing and supply agreement with Pfizer, we began purchasing these products from Pfizer. Under the master manufacturing and supply agreement, our supply price is Pfizer's costs plus a percentage markup. Subject to limited exceptions, during the two years following the completion of the IPO (from February 6, 2013, through February 5, 2015), the markup was 0% and, for the remainder of the term of the agreement, the markup will be 15%. The cost of each Pfizer-supplied product is subject to annual review. The pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013 included allocations of certain manufacturing and supply costs incurred by the manufacturing sites that would not have been charged to us under the master manufacturing and supply agreement with Pfizer had such agreement been in effect in the periods presented, such as operating variances, as well as purchase price and volume variances under a certain threshold. In connection with the IPO, we and Pfizer have entered into certain agreements that provide a framework for our ongoing relationship with Pfizer. See Notes to Consolidated Financial Statements—Note 20B. Transactions and Agreements with Pfizer: Agreements with Pfizer.
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
Recent significant acquisitions
The assets, liabilities, operating results and cash flows of acquired businesses are included in our results commencing from their respective acquisition dates.
On November 9, 2015, we completed the acquisition of Pharmaq, a privately held Norwegian company. We acquired 100% of the issued share capital of Pharmaq for an aggregate cash purchase price of $765 million, adjusted to reflect cash, working capital and net indebtedness as of the closing date for net cash consideration transferred to the seller of $668 million. The acquisition expands the Zoetis aquaculture portfolio, which is the fastest growing animal health market.
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health (AAH), a subsidiary of Abbott Laboratories (Abbott). AAH is a companion animal health business focused on the veterinary surgical suite. The purchase expands our companion animal product portfolio to include veterinarian solutions for anesthesia, pain management, and the diagnosis of diabetes.
The $254 million purchase price included net cash of $229 million and an additional contingent payment of $25 million which was due to Abbott within one year of the acquisition date, subject to certain deductions in the event of sales disruptions due to supply issues. The range of undiscounted amounts that Zoetis could pay pursuant to this contingent consideration arrangement was between zero and $25 million, with an acquisition date fair value of $22 million. The company submitted a $25 million payment to Abbott in February 2016.
For additional information, see Notes to Consolidated Financial Statements— Note 5A. Acquisitions, Divestitures and Certain Investments: Acquisition of Pharmaq and Acquisition of Abbott Animal Health.

36 |

Agreements with Pfizer
On February 6, 2013, we entered into a transitional services agreement with Pfizer whereby Pfizer agreed to provide us with various corporate support services. This agreement has a service commencement date of January 1, 2013, in the United States and December 1, 2012 for our international locations. In addition, on October 1, 2012, we entered into a master manufacturing and supply agreement with Pfizer on October 1, 2012, whereby we and Pfizer agreed to manufacture and supply products to each other commencing January 1, 2013. See Notes to Consolidated Financial Statements— Note 20B. Transactions and Agreements with Pfizer: Agreements with Pfizer for more information related to these and other agreements, including the related costs.
Significant accounting policies and application of critical accounting estimates
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. For a description of our significant accounting policies, see Notes to Consolidated Financial Statements— Note 4. Significant Accounting Policies.
We believe that the following accounting policies are critical to an understanding of our consolidated financial statements as they require the application of the most difficult, subjective and complex judgments and, therefore, could have the greatest impact on our financial statements: (i) fair value; (ii) revenue; (iii) asset impairment reviews; and (iv) contingencies.
Below are some of our more critical accounting estimates. See also Notes to Consolidated Financial Statements— Note 4. Significant Accounting Policies— Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions.
Fair value
For a discussion about the application of fair value to our long-term debt and financial instruments, see Notes to Consolidated Financial Statements—Note 10. Financial Instruments.
For a discussion about the application of fair value to our business combinations, see Notes to Consolidated Financial Statements— Note 5. Acquisitions, Divestitures and Certain Investments.
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
If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected. Although the amounts recorded for these revenue deductions are dependent on estimates and assumptions, historically our adjustments to actual results have not been material. The sensitivity of our estimates can vary by program, type of customer and geographic location.
Amounts recorded for revenue deductions can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For further information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements— Note 4. Significant Accounting Policies: Estimates and Assumptions.
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
Our impairment review processes are described below and in Notes to Consolidated Financial Statements— Note 4. Significant Accounting Policies: Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets and, for deferred tax assets, in Note 4. Significant Accounting Policies: Deferred Tax Assets and Liabilities and Income Tax Contingencies.
Examples of events or circumstances that may be indicative of impairment include:

•
a significant adverse change in the extent or manner in which an asset is used. For example, restrictions imposed by the regulatory authorities could affect our ability to manufacture or sell a product, and

•
a projection or forecast that demonstrates losses or reduced profits associated with an asset. This could result, for example, from the introduction of a competitor’s product that results in a significant loss of market share or the inability to achieve the previously projected revenue growth, or from the lack of acceptance of a product by customers.

Our impairment reviews of most of our long-lived assets depend on the determination of fair value, as defined by U.S. GAAP, and these judgments can materially impact our results of operations. A single estimate of fair value can result from a complex series of judgments about future events and

37 |

uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements—Note 4. Significant Accounting Policies: Estimates and Assumptions.
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
We recorded the following identifiable intangible asset impairment charges in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable:

•
In 2015, the intangible asset impairment charges reflect (i) approximately $27 million of developed technology rights due to product rationalization decisions associated with our operational efficiency initiative; and (ii) approximately $2 million of acquired in-process research and development (IPR&D) assets related to the termination of a canine oncology project.

•
In 2014, the intangible asset impairment charges reflect (i) approximately $6 million of IPR&D assets related to a pharmaceutical product for dogs acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability; and (ii) approximately $1 million related to finite-lived developed technology rights and IPR&D due to negative market conditions and the re-assessment of economic viability.

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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $138 million as of December 31, 2015). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
For a description of our accounting policy, see Notes to Consolidated Financial Statements—Note 4. Significant Accounting Policies: Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
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
When performing a quantitative assessment to test for goodwill impairment we utilize the income approach, which is forward-looking, and relies primarily on internal forecasts. Within the income approach, the method that we use is the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then apply a reporting unit-specific discount rate to arrive at a net present value. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of technological risk and competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
In 2015 and 2014, we quantitatively assessed, as of September 27, 2015, and September 28, 2014, respectively, the fair value of each of our reporting units using the income approach. The fair value of each reporting unit was found to exceed its respective carrying value, therefore no impairments were recorded.

38 |

For all of our reporting units, there are a number of future events and factors that may impact future results and that could potentially have an impact on the outcome of subsequent goodwill impairment testing. For a list of these factors, see Forward-looking statements and factors that may affect future results.
For a description of our accounting policy, see Notes to Consolidated Financial Statements— Note 4. Significant Accounting Policies: Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
Contingencies
For a discussion about income tax contingencies, see Notes to Consolidated Financial Statements— Note 9D. Tax Matters: Tax Contingencies.
For a discussion about legal contingencies, guarantees and indemnifications, see Notes to Consolidated Financial Statement— Note 18. Commitments and Contingencies.
Analysis of the consolidated statements of income
The following discussion and analysis of our consolidated statements of income should be read along with our consolidated financial statements, and the notes thereto. For more information on the carve-out basis of presentation for the periods prior to the IPO, see Notes to Consolidated Financial Statements—Note 3. Basis of Presentation.

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Revenue	$4,765	$4,785	$4,561	—	5
Costs and expenses:
Cost of sales(a)	1,738	1,717	1,669	1	3
% of revenue	36%	36%	37%
Selling, general and administrative expenses(a)	1,532	1,643	1,613	(7)	2
% of revenue	32%	34%	35%
Research and development expenses(a)	364	396	399	(8)	(1)
% of revenue	8%	8%	9%
Amortization of intangible assets	61	60	60	2	—
Restructuring charges and certain acquisition-related costs	320	25	26	*	(4)
Interest expense, net of capitalized interest	124	117	113	6	4
Other (income)/deductions—net	81	7	(9)	*	*
Income before provision for taxes on income	545	820	690	(34)	19
% of revenue	11%	17%	15%
Provision for taxes on income	206	233	187	(12)	25
Effective tax rate	37.8%	28.4%	27.1%
Net income before allocation to noncontrolling interests	339	587	503	(42)	17
Less: Net income attributable to noncontrolling interests	—	4	(1)	*	*
Net income attributable to Zoetis	$339	$583	$504	(42)	16
% of revenue	7%	12%	11%
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Exclusive of amortization of intangible assets, except as disclosed in Notes to Consolidated Financial Statements—Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
U.S.	$2,328	$2,059	$1,902	13	8
International	2,386	2,676	2,606	(11)	3
Total operating segments	4,714	4,735	4,508	—	5

Contract manufacturing	51	50	53	2	(6)
Total Revenue	$4,765	$4,785	$4,561	—	5
Certain amounts and percentages may reflect rounding adjustments.

39 |

On a global basis, the mix of revenue between livestock and companion animal products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Livestock	$2,958	$3,103	$2,916	(5)	6
Companion animal	1,756	1,632	1,592	8	3
Contract manufacturing	51	50	53	2	(6)
Total Revenue	$4,765	$4,785	$4,561	—	5
Certain amounts and percentages may reflect rounding adjustments.
2015 vs. 2014
Total revenue decreased by $20 million in 2015, compared with 2014. The unfavorable impact of foreign exchange decreased revenue by approximately $393 million, or 8%, driven by the depreciation of certain international currencies, particularly the euro and Brazilian real. Operational revenue grew $373 million, or 8%, due to growth across both operating segments, comprised of 5% volume increases and 3% price increases. Operational revenue growth was primarily driven by increased revenue in the U.S. as well as Brazil, China, and the United Kingdom. Total livestock sales increased 4% operationally, driven by our cattle and swine portfolios. Growth in sales of cattle products were driven by increased sales in the U.S. and Brazil associated with favorable market conditions. Swine sales increased primarily in China and the U.S., driven by increased sales of vaccines. Total companion animal sales increased 14% operationally, driven by the addition of sales from the acquisition of certain assets of Abbott Animal Health, as well as the performance of Apoquel® and other key brands.
2014 vs. 2013
Total revenue increased $224 million, or 5%, in 2014 compared with 2013, with growth across both operating segments, due to higher operational revenue of $320 million, or 7%, comprised of 5% volume and 2% price. Operational revenue growth was driven by increased revenue in the U.S. and good performance in emerging markets, particularly Venezuela, Brazil and China. Total livestock sales increased 9% operationally, driven by strong sales of our cattle, swine and poultry portfolios. Growth in sales of cattle products were driven by increased sales of our premium anti-infective products, while sales of swine products were tempered by the effect of PEDv. Total companion animal sales increased 4% operationally, driven by the introduction of Apoquel® in the United States, the United Kingdom, and Germany, as well as strong performance in Latin American countries due to price and volume increases in high inflationary markets and the continued increase in medicalization rates. Partially offsetting the increase in operational revenue was the unfavorable impact of foreign exchange, which decreased revenue by approximately $96 million, or 2%, driven by the depreciation of certain international currencies, particularly the Brazilian real and Argentine peso.
Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Cost of sales (a)	$1,738	$1,717	$1,669	1	3
% of revenue	36%	36%	37%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were $3 million in 2013.
2015 vs. 2014
Cost of sales increased $21 million, or 1%, in 2015 compared with 2014, primarily as a result of:

•	an increase in sales volume of products with less favorable margins;

•	higher global manufacturing and supply costs;

•	charges related to our operational efficiency initiative; and

•	charges reflecting the fair value adjustments to inventory acquired from Abbott Animal Health and Pharmaq, partially offset by:

•	favorable foreign exchange.
2014 vs. 2013
Cost of sales increased $48 million, or 3%, in 2014 compared with 2013, primarily as a result of:

•	an increase in sales volume;

•	incremental global manufacturing and supply spending associated with the build-up of our operations in 2013, which is now impacting our 2014 cost of sales; and

•	an increase in inventory obsolescence, scrap and other charges, partially offset by:

•	favorable foreign exchange.

40 |

Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Selling, general and administrative expenses (a)	$1,532	$1,643	$1,613	(7)	2
% of revenue	32%	34%	35%
Certain amounts and percentages may reflect rounding adjustments.

(a)	Allocation of corporate enabling functions were $24 million in 2013.
2015 vs. 2014
SG&A expenses decreased by $111 million, or 7%, in 2015 compared with 2014, primarily as a result of:

•	favorable foreign exchange; and

•	a reduction in marketing and other spending driven by our operational efficiency initiative, partially offset by:

•	higher costs associated with our enabling functions, including higher business technology costs; and

•	an increase in bad debt expense.
2014 vs. 2013
SG&A expenses increased by $30 million, or 2%, in 2014 compared with 2013, primarily as a result of:

•	increased field selling and distribution expenses in certain regions due to higher sales and increased costs associated with delivering our products to customers; and

•	additional costs due to the build-up of our supply chain and logistics organization and enabling functions and related costs post-separation from Pfizer, partially offset by:

•
a reduction in the amount of additional costs related to becoming an independent public company, including the nonrecurrence of additional costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation;

•	favorable foreign exchange; and

•	lower direct marketing spending.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Research and development expenses	$364	$396	$399	(8)	(1)
% of revenue	8%	8%	9%
Certain amounts and percentages may reflect rounding adjustments.
2015 vs. 2014
R&D expenses decreased by $32 million, or 8%, in 2015 compared with 2014, primarily as a result of:

•	favorable foreign exchange;

•	a reduction in spending driven by our operational efficiency initiative; and

•	lower expenses associated with our business development activities.
2014 vs. 2013
R&D expenses decreased $3 million, or 1%, in 2014 compared with 2013, primarily as a result of:

•	the nonrecurrence of additional costs in 2013 due to the accelerated vesting of stock options and associated expenses related to certain Pfizer equity awards as a result of the Separation;

•	savings associated with the closure of two R&D sites; and

•	favorable foreign exchange,
partially offset by:

•	higher salary-related expenses.

41 |

Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Amortization of intangible assets	$61	$60	$60	2	—
Certain amounts and percentages may reflect rounding adjustments.
2015 vs. 2014
Amortization of intangible assets increased $1 million, or 2%, in 2015 compared with 2014.
2014 vs. 2013
Amortization of intangible assets was flat in 2014 compared with 2013.
Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Restructuring charges and certain acquisition-related costs	$320	$25	$26	*	(4)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets and reducing our presence in certain countries, and planning to sell or exit certain manufacturing sites over the long term. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of December 31, 2015, approximately 1,200 positions had been eliminated and additional reductions are expected primarily over the next nine to twelve months.
Our acquisition-related costs primarily relate to restructuring charges for employees, assets and activities that will not continue in the future, as well as integration costs. The majority of these net restructuring charges are related to termination costs, but we also exited a number of distributor and other contracts and performed certain facility rationalization efforts. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
2015 vs. 2014
Restructuring charges and certain acquisition-related costs increased by $295 million in 2015 compared with 2014, primarily as a result of an increase in employee termination costs and asset impairment charges as a result of our operational efficiency initiative and supply network strategy.
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

Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Interest expense, net of capitalized interest	$124	$117	$113	6	4
Certain amounts and percentages may reflect rounding adjustments.
2015 vs. 2014
Interest expense, net of capitalized interest, increased by $7 million, or 6%, in 2015 compared with 2014, primarily due to the issuance of $1.25 billion aggregate principal amount of our senior notes in November 2015.

42 |

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
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Other (income)/deductions—net	$81	$7	$(9)	*	*
*    Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2015 vs. 2014
The change in Other (income)/deductions—net reflects an unfavorable impact of $74 million on income attributable to Zoetis in 2015 compared with 2014, primarily as a result of:

•	charges of $89 million related to the revaluation of the net monetary assets in Venezuela;

•	impairment charges of $6 million related to assets held by our joint venture in Taiwan, currently classified as held for sale; and

•	an impairment of IPR&D assets related to the impairment of a canine oncology project, partially offset by:

•	lower charges for legal and other matters as a result of the commercial settlement of $13 million in Mexico in 2014; and

•	lower foreign currency losses primarily as a result of the depreciation of the Argentine peso in the first quarter of 2014.
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

•	an impairment charge related to IPR&D assets acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability; and

•	a pension plan settlement charge related to the divestiture of a manufacturing facility, partially offset by:

•	an insurance recovery of litigation related charges.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Provision for taxes on income	$206	$233	$187	(12)	25
Effective tax rate	37.8%	28.4%	27.1%
Certain amounts and percentages may reflect rounding adjustments.
As of the Separation date, we operate under a standalone legal entity structure and the income tax provision in the consolidated statements of income has been calculated accordingly. For the periods prior to the Separation, the income tax provision in the consolidated statements of income has been calculated as if Zoetis filed a separate tax return and includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
The impact of the incentive tax rulings in Belgium and Singapore continued to be a component of the 2015 effective tax rate. For additional information on the impact of the European Commission’s negative decision on the Belgium excess profits ruling on January 11, 2016, see Note 22. Subsequent Events
On December 18, 2015, the President of the United States signed into law the Consolidated Appropriation Act of 2016 (the 2016 Act), which extended and made permanent the U.S. Research and Development Tax Credit for tax year 2015 and forward, as well as other provisions. Given the enactment date of the 2016 Act, the impact of the 2015 U.S. Research and Development Tax Credit is included in the 2015 effective tax rate.
For more information, see Notes to Consolidated Financial Statements— Note 9A. Tax Matters: Taxes on Income.

43 |

2015 vs. 2014
The difference in the effective tax rate in 2015 compared with 2014 is primarily due to the following components:

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

•	changes in valuation allowances and resolution of other tax items;

•	the tax expense related to changes in uncertain tax positions, see Notes to Consolidated Financial Statements— Note 9D. Tax Matters: Tax Contingencies;

•	a $9 million discrete tax benefit recorded in the first quarter of 2015 related to a revaluation of deferred taxes as a result of a change in tax rates;

•	a $6 million discrete tax benefit recorded in the second quarter of 2015 related to prior period tax adjustments; and

•	the tax expense related to the non-deductible revaluation of the net monetary assets in Venezuela to the SIMADI exchange rate recorded in the fourth quarter of 2015.
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

•	changes in valuation allowances and resolution of other tax items;

•	the tax cost related to changes in uncertain tax positions, see Notes to Consolidated Financial Statements— Note 9D. Tax Matters: Tax Contingencies; and

•	an $8 million discrete tax expense during the first quarter of 2014 related to an intercompany inventory adjustment.

44 |

Operating Segment Results
In the second quarter of 2015, we changed our segment reporting structure to reflect the way management makes operating decisions. We consolidated our prior Europe/Africa/Middle East (EuAfME), Canada/Latin America (CLAR) and Asia/Pacific (APAC) operating segments into one operating segment. As a result, the company's new segment reporting structure consists of two reportable segments: the United States and International. We also recategorized certain costs that are not allocated to our operating segments. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. The prior period presentation has been revised to reflect the new segment reporting structure.
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

				% Change
				15/14			14/13
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2015	2014	2013	Total	Exchange	Operational	Total	Exchange	Operational
U.S.
Livestock	$1,251	$1,163	$1,034	8	—	8	12	—	12
Companion animal	1,077	896	868	20	—	20	3	—	3
	2,328	2,059	1,902	13	—	13	8	—	8
International
Livestock	1,707	1,940	1,882	(12)	(15)	3	3	(4)	7
Companion animal	679	736	724	(8)	(15)	7	2	(3)	5
	2,386	2,676	2,606	(11)	(15)	4	3	(3)	6
Total
Livestock	2,958	3,103	2,916	(5)	(9)	4	6	(3)	9
Companion animal	1,756	1,632	1,592	8	(6)	14	3	(1)	4
Contract manufacturing	51	50	53	2	(9)	11	(6)	(1)	(5)
	$4,765	$4,785	$4,561	—	(8)	8	5	(2)	7
Certain amounts and percentages may reflect rounding adjustments.
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				15/14			14/13
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2015	2014	2013	Total	Exchange	Operational	Total	Exchange	Operational
U.S.	$1,390	$1,176	$1,045	18	—	18	13	—	13
International	941	1,025	949	(8)	(18)	10	8	(2)	10
Total reportable segments	2,331	2,201	1,994	6	(8)	14	10	(2)	12
Other business activities	(293)	(318)	(317)	(8)			—
Reconciling Items:
Corporate	(606)	(559)	(555)	8			1
Purchase accounting adjustments	(57)	(51)	(48)	12			6
Acquisition-related costs	(21)	(8)	(22)	*			(64)
Certain significant items	(592)	(205)	(240)	*			(15)
Other unallocated	(217)	(240)	(122)	(10)			97
Income before income taxes	$545	$820	$690	(34)			19
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

45 |

2015 vs. 2014
U.S. operating segment
U.S. segment revenue increased by $269 million, or 13%, in 2015 compared with 2014, of which approximately $88 million resulted from growth in livestock products and approximately $181 million resulted from growth in companion animal products.

•
Livestock revenue growth was driven by increased sales across the cattle, poultry, and swine portfolios. Sales of cattle products grew across multiple categories, including premium brands, as a result of favorable market conditions. Cattle sales also benefited from new product launches. Growth in sales of poultry products was driven by the re-introduction of a medicated feed additive. Sales of swine products grew due to the continued recovery in the pig population following the PEDv outbreak in the previous year.

•
Companion animal revenue growth was driven by the addition of products acquired from Abbott Animal Health, as well as the solid performance of Apoquel®. This growth was partially offset by competitive pressure in other parts of the companion animal portfolio.

U.S. segment earnings increased by $214 million, or 18%, in 2015 compared with 2014, due to strong revenue growth and lower operating expenses, partially offset by unfavorable product mix.
International operating segment
International segment revenue decreased by $290 million, or 11%, in 2015 compared with 2014. Segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $389 million, or 15%, primarily driven by the depreciation of the euro and the Brazilian real.
Operational revenue increased $99 million, or 4%, reflecting growth of approximately $49 million in livestock products and growth of approximately $50 million in companion animal products.

•
Livestock revenue growth was driven primarily by sales of swine products, particularly in China due to favorable market conditions. Sales of cattle products benefited from growth in Brazil and Mexico, partially offset by the impact of business reduction decisions in Venezuela. Livestock revenue in France also declined due to the anti-infective legislative changes in 2014.

•
Companion animal revenue growth resulted from increased sales of Apoquel®, the addition of products acquired from Abbott Animal Health, and the non-recurrence of a prior year inventory buyback related to the termination of a distributor agreement in Japan.

International segment earnings decreased by $84 million, or 8%, in 2015 compared with 2014. Operational earnings growth was $100 million, or 10%, primarily due to higher revenue and lower operating expenses.
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
International operating segment
International segment revenue increased $70 million, or 3%, in 2014 compared with 2013. Operational revenue increased $166 million, or 6%, reflecting growth of approximately $134 million in livestock products and growth of approximately $32 million in companion animal products.

•
Livestock revenue growth benefited from growth across all segments, mostly notably in cattle and swine. Sales of cattle products were driven by price increases from inflationary pressures in Venezuela, in addition to solid performance in Brazil and Canada. In swine, growth was driven by China, Brazil, and Canada. Sales of poultry products grew primarily from performance in India, as well as higher prices in Argentina.

•
Companion animal revenue growth was driven by the introduction of Apoquel®, primarily in Germany and the United Kingdom. Growth was partially offset by performance in the vaccines and parasiticides portfolio.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $96 million, or 3%, primarily driven by the depreciation of the Brazilian real and the Argentine peso.
International segment earnings increased by $76 million, or 8%, in 2014 compared with 2013. Operational earnings growth was $97 million, or 10%, primarily due to higher revenue and limited growth in operating expenses.

46 |

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
2015 vs. 2014
Other business activities net loss declined by $25 million, or 8%, in 2015 compared with 2014, reflecting favorable foreign exchange, a decrease in R&D spending driven by our operational efficiency initiative, and favorable results in our CSS contract manufacturing business.
2014 vs. 2013
Other business activities net loss increased by $1 million, in 2014 compared with 2013. The increase is driven primarily by higher salary-related expenses in our veterinary medicine R&D organization, partially offset by favorable results in our CSS contract manufacturing business.
Reconciling items
Reconciling items include certain costs are not allocated to our operating segments results, such as costs associated with the following:

•
Corporate, which includes costs associated with business technology, facilities, legal, finance, human resources, business development, and communications, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense;

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for restructuring and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs, certain legal and and commercial settlements, and costs associated with cost reduction/productivity initiatives; and

•
Other unallocated, which includes certain overhead expenses associated with our global manufacturing operations not charged to our operating segments. Effective January 1, 2014, Other unallocated also includes certain costs associated with business technology and finance that specifically support our global manufacturing operations, as well as procurement costs. These costs were previously reported in Corporate. Also, beginning in the first quarter of 2014, certain supply chain and global logistics costs that were previously reported in the reportable segments are reported in Other unallocated. This presentation better reflects how we measure the performance of the global manufacturing organization.

2015 vs. 2014
Corporate expenses increased by $47 million, or 8%, in 2015 compared with 2014, primarily due to an increase in certain compensation costs not charged to our operating segments, additional costs associated with the build-up of our enabling functions post-separation from Pfizer, including higher business technology costs and higher depreciation on assets recently placed in service, and higher interest expense, net of capitalized interest, associated with the additional debt issued in November 2015. These increases are partially offset by savings associated with our operational efficiency initiative, lower expenses associated with our business development activities and favorable foreign exchange.
Other unallocated expenses decreased by $23 million, or 10%, in 2015 compared with 2014, primarily due to favorable foreign exchange, partially offset by higher global manufacturing and supply costs.
See Notes to Consolidated Financial Statements— Note 19. Segment, Geographic and Other Revenue Information for further information.
2014 vs. 2013
Corporate expenses decreased by $4 million, or 1%, in 2014 compared with 2013. In 2014 we had additional costs associated with the build-up of our enabling functions post-separation from Pfizer, as well as higher interest expense, net of capitalized interest, primarily related to an additional month of interest expense in 2014 associated with our senior notes which were issued on January 28, 2013. These increases were offset by a decrease in certain inventory-related costs not charged to our operating segments, a reduction in share-based payment expenses as a result of our separation from Pfizer, and a decrease in certain business technology and finance costs that were reported in Corporate in 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
Other unallocated expenses increased by $118 million in 2014 compared with 2013, primarily due to a build-up of our supply chain and logistics organization. In addition, a portion of these costs were reported in the four reportable segments in 2013, but are reported in Other unallocated beginning in the first quarter of 2014. The increase is also attributable to the addition of certain business technology and finance costs that were reported in Corporate in 2013, but are reported in Other unallocated beginning in the first quarter of 2014.
See Notes to Consolidated Financial Statements— Note 19. Segment, Geographic and Other Revenue Information for further information.

47 |

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
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the acquisition of the Pharmaq business (acquired in November 2015), certain assets of Abbott Animal Health (acquired in February 2015), KAH (acquired in 2011), FDAH (acquired in 2009) and Pharmacia Animal Health business (acquired in 2003), include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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
Acquisition-related costs
Adjusted net income is calculated prior to considering transaction, integration and restructuring costs associated with significant business combinations or net-asset acquisitions because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate certain businesses as a result of the acquisition decision. We have made no adjustments for the resulting synergies.
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

48 |

Certain significant items
Adjusted net income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to becoming an independent public company, a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Consolidated Financial Statements— Note 18. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
GAAP Reported net income attributable to Zoetis	$339	$583	$504	(42)	16
Purchase accounting adjustments—net of tax	39	34	32	15	6
Acquisition-related costs—net of tax	22	5	14	*	(64)
Certain significant items—net of tax	489	168	159	*	6
Non-GAAP adjusted net income(a)(b)	$889	$790	$709	13	11
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 26.8%, 26.8% and 29.2% for full year 2015, 2014 and 2013, respectively. The change in the effective tax rate in 2015 compared to 2014 is primarily due to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, changes in valuation allowances and resolution of other tax items. The lower effective tax rate in 2014 compared to 2013 is primarily due to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, changes in valuation allowances and resolution of other tax items. In addition, we recognized an $8 million discrete tax expense during the first quarter of 2014 related to an intercompany inventory adjustment.

(b)
The impact of the incentive tax rulings in Belgium and in Singapore continued to be a component of the 2015 effective tax rate, as well as the 2015 U.S. Research and Development Tax Credit which was permanently extended on December 18, 2015. For additional information on the impact of the European Commission’s negative decision on the Belgium excess profits ruling on January 11, 2016, see Note 22. Subsequent Events.

The following table provides a reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, and non-GAAP adjusted diluted EPS:

	Year Ended December 31,			% Change
	2015	2014	2013	15/14	14/13
Earnings per share—diluted(a)(b):
GAAP Reported net income attributable to Zoetis	$0.68	$1.16	$1.01	(41)	15
Purchase accounting adjustments—net of tax	0.08	0.07	0.06	14	17
Acquisition-related costs—net of tax	0.04	0.01	0.03	*	(67)
Certain significant items—net of tax	0.97	0.33	0.32	*	3
Non-GAAP adjusted net income	$1.77	$1.57	$1.42	13	11
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, DSUs and PSUs.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Interest expense, net of capitalized interest	$124	$117	$113
Interest income	6	6	3
Taxes	326	290	292
Depreciation	124	131	138
Amortization	16	17	17

49 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Purchase accounting adjustments:
Amortization and depreciation(a)	$48	$47	$46
Cost of sales(b)	9	4	2
Total purchase accounting adjustments—pretax	57	51	48
Income taxes(c)	18	17	16
Total purchase accounting adjustments—net of tax	39	34	32
Acquisition-related costs:
Integration costs(d)	10	8	22
Transaction costs(d)	9	—	—
Other(e)	2	—	—
Total acquisition-related costs—pretax	21	8	22
Income taxes(c)	(1)	3	8
Total acquisition-related costs—net of tax	22	5	14
Certain significant items:
Operational efficiency initiative(f)	346	—	—
Supply network strategy(g)	27	—	—
Other restructuring charges (benefits) and cost-reduction/productivity initiatives(h)	—	18	(12)
Certain asset impairment charges(i)	5	6	20
Net gains on sale of assets(j)	—	(5)	(6)
Stand-up costs(k)	118	168	206
Foreign currency loss related to Venezuela revaluation(l)	93	—	—
Inventory and intercompany account write-offs(m)	—	—	24
Other(n)	3	18	8
Total certain significant items—pretax	592	205	240
Income taxes(c)	103	37	81
Total certain significant items—net of tax	489	168	159
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$550	$207	$205
Certain amounts may reflect rounding adjustments.

(a)
Amortization and depreciation expense related to purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment were distributed as follows in 2015, 2014 and 2013, respectively: $46 million, $45 million, and $46 million included in Amortization of intangible assets; $0 million, $0 million, and $1 million income included in Selling, general and administrative expenses; and $2 million, $2 million, and $1 million included in Research and development expenses.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory, included in Cost of sales.

(c)
Included in Provision for taxes on income. Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate. Income taxes in Purchase accounting adjustments for 2015, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates. Income taxes in Acquisition-related costs for 2015, includes a tax charge related to the acquisition of certain assets of Abbott Animal Health. Income taxes in Certain significant items for 2015, includes a net tax benefit related to the revaluation of deferred taxes and other deferred tax adjustments.

(d)
Included in Restructuring charges and certain acquisition-related costs. See Notes to Consolidated Financial Statements—Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

(e)	Included in Other (income)/deductions—net.

(f)
Represents restructuring charges of $291 million related to employee termination costs ($253 million) and asset impairments ($38 million), included in Restructuring charges and certain acquisition-related costs, inventory write-offs of $13 million, included in Cost of sales, accelerated depreciation of $2 million, included in Research and development expenses, and $40 million primarily related to consulting fees, included in Selling, general and administrative expenses.

(g)
Represents restructuring charges of $10 million related to employee termination costs ($9 million) and asset impairments ($1 million), included in Restructuring charges and certain acquisition-related costs, accelerated depreciation of $1 million, included in Cost of sales, and $16 million primarily related to consulting fees, included in Cost of sales.

(h)
Represents charges incurred for restructuring and cost-reduction/productivity initiatives. In 2014, primarily represents employee termination costs in Europe and our global manufacturing operations. In 2013, primarily represents a $27 million decrease in employee termination costs related to the reversal of a previously established termination reserve related to our operation in Europe, partially offset by accelerated depreciation related to the exiting of certain leased manufacturing and research facilities. Included in Restructuring charges and certain acquisition-related costs. See Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information.

(i)
In 2015, represents impairment charges related to assets held by our joint venture in Taiwan, currently classified as held for sale, and an impairment of IPR&D assets related to the termination of a canine oncology project. In 2014, amounts primarily represent an impairment charge related to an IPR&D project acquired with the FDAH acquisition in 2009 and were included in Other (income)/deductions—net. In 2013, amounts primarily relate to restructuring initiatives in 2013 and

50 |

were included in Restructuring charges and certain acquisition-related costs. See Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 7. Other (Income)/Deductions—Net for more information.

(j)
In 2014, primarily represents the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture and the net gain on the government-mandated sale of certain product rights in Argentina that were acquired with the FDAH acquisition in 2009. In 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil in 2013 that were acquired with the FDAH acquisition in 2009. Included in Other (income)/deductions—net. See Notes to Consolidated Financial Statements— Note 7. Other (Income)/Deductions—Net for more information.

(k)
Certain non-recurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs which were distributed as follows in 2015, 2014 and 2013, respectively: $27 million, $32 million and $21 million included in Cost of sales; $90 million, $131 million and $177 million included in Selling, general and administrative expenses, $0 million, $0 million and $7 million included in Research and development expenses, and $1 million, $5 million and $1 million included in Other (income)/deductions—net.

(l)	For additional information, see Notes to Consolidated Financial Statements— Note 8. Foreign Currency Losses Related to Venezuela Revaluation.

(m)
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

(n)
For 2015, represents charges due to unusual investor-related activities. For 2014, primarily includes a charge associated with a commercial settlement in Mexico ($13 million), partially offset by the insurance recovery ($1 million income), charges due to unusual investor-related activities ($5 million), a pension plan settlement charge related to the divestiture of a manufacturing plant ($4 million), and an insurance recovery of other litigation related charge ($2 million income). For 2013, primarily includes litigation-related charges ($5 million) and charges related to transitional manufacturing purchase agreements associated with divestitures ($1 million).

Analysis of the consolidated statements of comprehensive income
Substantially all changes in other comprehensive income for the periods presented are related to foreign currency translation adjustments. These changes result from the strengthening or weakening of the U.S. dollar as compared to the currencies in the countries in which we do business. The gains and losses associated with these changes are deferred on the balance sheet in Accumulated other comprehensive loss until realized.
Analysis of the consolidated balance sheets
December 31, 2015 vs. December 31, 2014

For a discussion about the changes in Cash and cash equivalents, Short-term borrowing, including Current portion of long term debt, and Long-term debt, see "Analysis of financial condition, liquidity and capital resources" below.
Accounts receivable, less allowance for doubtful accounts decreased primarily as a result of the impact of foreign exchange, partially offset by the timing of customer collections and the accounts receivable balances associated with the acquisition of Pharmaq. See Notes to Consolidated Financial Statements— Note 5A. Acquisitions, Divestitures and Certain Investments: Acquisition of Pharmaq.
Inventories increased primarily to support certain production transfers and production phasing, increased commercial demand of selected key products, and higher inventory levels as a result of the acquisitions of certain assets from Abbott Animal Health and Pharmaq. These increases were partially offset by the impact of foreign exchange and a reclassification of certain inventories to Assets held for sale. See Notes to Consolidated Financial Statements— Note 5. Acquisitions, Divestitures and Certain Investments and Note 10. Inventories for additional information.
The changes in Current deferred tax assets, Noncurrent deferred tax assets, Noncurrent deferred tax liabilities and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the year ended December 31, 2015, as well as the 2015 adoption of a new accounting standard requiring all deferred tax assets and liabilities be classified as noncurrent. See Notes to Consolidated Financial Statements— Note 4. Significant Accounting Policies: New Accounting Standards and Note 9. Tax Matters.
Assets held for sale primarily reflects the reclassification of certain cash, inventory, goodwill, intangible assets and property, plant and equipment, less accumulated depreciation associated with pending divestitures. See Notes to Consolidated Financial Statements— Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures.
Property, plant and equipment, less accumulated depreciation decreased primarily as a result of depreciation expense, the impact of foreign exchange, asset impairments and a reclassification of certain assets to Assets held for sale. These decreases were partially offset by capital spending. See Notes to Consolidated Financial Statements— Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures.
Goodwill increased primarily as a result of the acquisitions of Pharmaq and of certain assets from Abbott Animal Health. See Notes to Consolidated Financial Statements— Note 5A. Acquisitions, Divestitures and Certain Investments: Acquisition of Pharmaq and Acquisition of Abbott Animal Health and Note 13. Goodwill and Other Intangible Assets.
Identifiable intangible assets, less accumulated amortization increased primarily as a result the acquisitions of Pharmaq and of certain assets from Abbott Animal Health. These increases were partially offset by amortization expense, the impact of foreign exchange, intangible asset impairments primarily associated with our operational efficiency initiative and a reclassification of certain intangible assets to Assets held for sale. See Notes to Consolidated Financial Statements— Note 5A. Acquisitions, Divestitures and Certain Investments: Acquisition of Pharmaq and Acquisition of Abbott Animal Health and Note 13. Goodwill and Other Intangible Assets.
Accounts payable increased as a result of the timing of payments, partially offset by impact of foreign exchange.
Dividends payable increased due to the increase in the dividend rate, which was declared on December 16, 2015.

51 |

Accrued expenses and Other current liabilities increased primarily as a result of the 2015 accrual of employee termination costs associated with our operational efficiency initiative and supply network strategy, as well as the recognition of the contingent purchase price consideration to be paid to Abbott. See Notes to Consolidated Financial Statements— Note 5A. Acquisitions, Divestitures and Certain Investments: Acquisition of Abbott Animal Health and Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Long-term debt, net of discount and issuance costs reflects the senior notes issued in November 2015 and the senior notes offering in January 2013. See Notes to Consolidated Financial Statements— Note 2C. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Senior Notes Offering and Note 10A. Financial Instruments: Debt.
Other non-current liabilities increased primarily as a result of the 2015 accrual of employee termination costs associated with our operational efficiency initiative and supply network strategy. See Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity.
Analysis of the consolidated statements of cash flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2015	2014	2013	15/14	14/13
Cash provided by/(used in):
Operating activities	$664	$626	$681	6	(8)
Investing activities	(1,115)	(187)	(179)	*	4
Financing activities	755	(154)	(200)	*	(23)
Effect of exchange-rate changes on cash and cash equivalents	(32)	(13)	(9)	*	44
Net increase in cash and cash equivalents	$272	$272	$293	—	(7)
*    Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Operating activities
2015 vs. 2014
Net cash provided by operating activities was $664 million in 2015 compared with $626 million in 2014. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business. This increase was partially offset by lower income before allocation to noncontrolling interests, as adjusted for depreciation and amortization, as well as higher inventory levels and employee termination payments related to our operational efficiency initiative and supply network strategy.
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
Investing activities
2015 vs. 2014
Net cash used in investing activities was $1,115 million in 2015 compared with $187 million in 2014. The increase in investing cash flows was primarily attributable to the acquisitions of Pharmaq and of certain assets of Abbott Animal Health.
2014 vs. 2013
Net cash used in investing activities was $187 million in 2014 compared with $179 million in 2013. The increase in investing cash flows was primarily due to a 2014 milestone payment related to previously acquired intangible assets.
Financing activities
2015 vs. 2014
Net cash provided by financing activities was $755 million in 2015 compared with $154 million in 2014. The net cash provided by financing activities for 2015 was primarily attributable to proceeds received from the November 2015 issuance of senior notes, partially offset by the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2014 was primarily attributable to the payment of dividends.
2014 vs. 2013
Net cash used in financing activities was $154 million in 2014 compared with $200 million in 2013. The net cash used in financing activities for 2014 was due primarily to the payment of dividends. The net cash used in financing activities for 2013 was primarily attributable to the net transfers to Pfizer as a result of the Separation.

52 |

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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Cash and cash equivalents	$1,154	$882
Accounts receivable, net(a)	937	980
Short-term borrowings	5	7
Long-term debt	4,463	3,624
Working capital	2,049	2,379
Ratio of current assets to current liabilities	2.15:1	3.19:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the year ended December 31, 2015, compared to the year ended December 31, 2014, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

For additional information about the sources and uses of our funds, see the Analysis of the consolidated balance sheets and Analysis of the consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the IPO and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility originally contained a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. On November 2, 2015, we amended this financial covenant to increase the maximum total leverage ratio for fiscal 2016 and thereafter from 3.00:1 to 3.50:1, and, only upon entering into a material acquisition, to 4.25:1. The amended ratio relating to entering into a material acquisition extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. On November 10, 2015, we designated the acquisition of Pharmaq a material acquisition under the revolving credit agreement. For additional information see Note 5. Acquisitions, Divestitures and Certain Investments. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of December 31, 2015. There were no borrowings outstanding as of both December 31, 2015, and 2014.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2015, we had access to $79 million of lines of credit which expire at various times through 2016. As of December 31, 2015, we had $4 million of borrowings outstanding related to these facilities, all of which were short-term. As of December 31, 2014, we had $7 million of short-term borrowings outstanding and $3 million of long-term borrowings outstanding related to these facilities.
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

53 |

Contractual obligations
Payments due under contractual obligations as of December 31, 2015, are set forth below:

			2017-	2019-	There-
(MILLIONS OF DOLLARS)	Total	2016	2018	2020	after
Long-term debt, including current portion and interest obligations(a)	$7,121	$563	$1,063	$796	$4,699
Other long-term liabilities reflected on our consolidated balance sheets
under U.S. GAAP(b)	117	68	19	7	23
Operating lease commitments	149	27	45	24	53
Purchase obligations and other(c)	76	36	27	8	5
Benefit plans - continuing service credit obligations(d)	26	4	8	8	6
Uncertain tax positions(e)	—	—	—	—	—
Certain amounts may reflect rounding adjustments.

(a)
Long-term debt consists of senior notes and other notes. Our calculations of expected interest payments incorporate only current period assumptions for interest rates, foreign currency translation rates and Zoetis hedging strategies. See Notes to Consolidated Financial Statements— Note 10A. Financial Instruments: Debt.

(b)
Includes expected payments to Pfizer related to the transfer of certain product registration and application rights associated with our operations in Indonesia, expected payment to Abbott related to the acquisition of certain assets of Abbott Animal Health, expected employee termination payments that represent contractual obligations, expected payments related to our unfunded U.S. supplemental (non-qualified) savings plans, deferred compensation and expected payments relating to our future benefit payments net of plan assets (included in the determination of the projected benefit obligation) for pension plans that are dedicated to Zoetis employees and those transferred to us from Pfizer. See Notes to Consolidated Financial Statements— Note 5. Acquisitions, Divestitures and Certain Investments, Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 14. Benefit Plans. Excludes approximately $134 million of noncurrent liabilities related to legal and environmental accruals, certain employee termination and exit costs, deferred income and other accruals, most of which do not represent contractual obligations. See Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 18. Commitments and Contingencies.

(c)
Includes agreements to purchase goods and services that are enforceable and legally binding and includes amounts relating to advertising, information technology services, employee benefit administration services and potential milestone payments deemed reasonably likely to occur.

(d)
Includes the cost of service credit continuation for certain Zoetis employees in the Pfizer U.S. qualified defined benefit pension and U.S. retiree medical plans, in accordance with the employee matters agreement. See Notes to Consolidated Financial Statements— Note 14. Benefit Plans.

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
Debt
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. These notes are comprised of $500 million aggregate principal amount of 3.450% senior notes due 2020 and $750 million aggregate principal amount of 4.500% senior notes due 2025. Net proceeds from this offering were used to repay amounts drawn under the revolving credit facility, which were borrowed to fund the purchase price for the acquisition of Pharmaq (see Note 5. Acquisitions, Divestitures and Certain Investments). In addition, net proceeds from this offering will be used to repay the principal when due of $400 million aggregate principal amount of our 1.150% senior notes due 2016, and for general corporate purposes.
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

54 |

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
The components of our long-term debt as of the year ended December 31, 2015, follow:

Description	Principal Amount	Interest Rate	Terms
2016 Senior Note	$400 million	1.150%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2016(a)
2018 Senior Note	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2020 Senior Note	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
2023 Senior Note	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2025 Senior Note	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2043 Senior Note	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
(a) Aggregate principal amount repaid in February 2016.
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
Pension obligations
Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the Separation, Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2015, the remaining payments due to Pfizer (approximately $26 million in the aggregate) are to be paid over the next 7 years.
As part of the Separation, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of approximately $8 million to these plans in 2016.
In 2013, Pfizer transferred to us the U.S. supplemental savings plan liability of approximately $14 million, cash of $9 million and a deferred tax asset of $5 million associated with employees transferred to us as part of the Separation. As of December 31, 2015, the supplemental savings plan liability was approximately $21 million.
For additional information, see Notes to Consolidated Financial Statements— Note 14. Benefit Plans.
Share repurchase program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. There were no share repurchases under this program during the year ended December 31, 2014. During 2015, approximately 4 million shares were repurchased. As of December 31, 2015, there was approximately $301 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2015 and December 31, 2014, recorded amounts for the estimated fair value of these indemnifications are not significant.

55 |

New accounting standards
For discussion of our new accounting standards, see Notes to Consolidated Financial Statements—Note 4. Significant Accounting Policies—New Accounting Standards.
Recently Issued Accounting Standards, not Adopted as of December 31, 2015
In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory by requiring that inventory be measured at the lower of cost or net realizable value, rather than at the lower of cost or market, with market being defined as either replacement cost, net realizable value or net realizable value less a normal profit margin. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim reporting periods. The guidance will be adopted prospectively and early adoption is permitted. We plan to adopt this guidance as of January 1, 2017, the required effective date, and do not expect this guidance to have a significant impact on our consolidated financial statements.
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
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, new systems infrastructure stand-up, our 2016 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, our agreements with Pfizer, the expected timing and content of regulatory actions, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

56 |

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
Our financial instruments at December 31, 2015, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Consolidated Financial Statements— Note 4. Significant Accounting Policies: Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at December 31, 2015, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $23 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $30 million. For additional details, see Notes to Consolidated Financial Statements—Note 10B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At December 31, 2015, we had no outstanding principal balance under our revolving credit facility. See Notes to Consolidated Financial Statements— Note 10. Financial Instruments.

57 |

Item 8. Financial Statements and Supplementary Data.

58 |

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zoetis Inc.:
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoetis Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zoetis Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 24, 2016

59 |

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zoetis Inc.:

We have audited Zoetis Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Zoetis Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Pharmaq on November 9, 2015, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, Pharmaq’s internal control over financial reporting associated with assets representing approximately 8%, of consolidated assets, including goodwill, included in the consolidated financial statements of the Company as of December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Pharmaq.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zoetis Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 24, 2016

60 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2015	2014	2013
Revenue	$4,765	$4,785	$4,561
Costs and expenses:
Cost of sales(a)	1,738	1,717	1,669
Selling, general and administrative expenses(a)	1,532	1,643	1,613
Research and development expenses(a)	364	396	399
Amortization of intangible assets	61	60	60
Restructuring charges and certain acquisition-related costs	320	25	26
Interest expense, net of capitalized interest	124	117	113
Other (income)/deductions––net	81	7	(9)
Income before provision for taxes on income	545	820	690
Provision for taxes on income	206	233	187
Net income before allocation to noncontrolling interests	339	587	503
Net income/(loss) attributable to noncontrolling interests	—	4	(1)
Net income attributable to Zoetis	$339	$583	$504
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.68	$1.16	$1.01
Diluted	$0.68	$1.16	$1.01
Weighted-average common shares outstanding:
Basic	499.707	501.055	500.002
Diluted	502.019	502.025	500.317
Dividends declared per common share	$0.344	$0.299	$0.267

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 4. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
61 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Net income before allocation to noncontrolling interests	$339	$587	$503
Other comprehensive loss, net of tax and reclassification adjustments:
Unrealized loss on derivatives, net(a)	(2)	—	—
Foreign currency translation adjustments, net	(269)	(123)	(54)
Benefit plans: Actuarial gains/(losses), net(a)	9	(10)	(2)
Plan settlement, net(b)	—	3	—
Total other comprehensive loss, net of tax	(262)	(130)	(56)
Comprehensive income before allocation to noncontrolling interests	77	457	447
Comprehensive income/(loss) attributable to noncontrolling interests	(1)	5	(1)
Comprehensive income attributable to Zoetis	$78	$452	$448

(a)
Presented net of reclassification adjustments and tax impacts, which are not significant in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the consolidated statements of income.

(b)
Reflects the 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility which was recorded to Other (income)/deductions—net. See Note 14. Benefit Plans for additional information.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
62 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2015	2014
Assets
Cash and cash equivalents	$1,154	$882
Accounts receivable, less allowance for doubtful accounts of $34 in 2015 and $32 in 2014	937	980
Inventories	1,467	1,289
Current deferred tax assets	—	109
Assets held for sale	71	—
Other current assets	201	205
Total current assets	3,830	3,465
Property, plant and equipment, less accumulated depreciation of $1,208 in 2015 and $1,145 in 2014	1,307	1,318
Goodwill	1,455	976
Identifiable intangible assets, less accumulated amortization	1,190	727
Noncurrent deferred tax assets	82	54
Other noncurrent assets	49	48
Total assets	$7,913	$6,588

Liabilities and Equity
Short-term borrowings	$5	$7
Current portion of long-term debt	400	—
Accounts payable	293	290
Dividends payable	47	42
Accrued expenses	676	475
Accrued compensation and related items	234	238
Income taxes payable	63	26
Liabilities associated with assets held for sale	4	—
Other current liabilities	59	8
Total current liabilities	1,781	1,086
Long-term debt, net of discount and issuance costs	4,463	3,624
Noncurrent deferred tax liabilities	264	277
Other taxes payable	63	57
Other noncurrent liabilities	251	207
Total liabilities	6,822	5,251
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,808,229 and 501,342,267 shares issued; 497,400,113 and 501,327,524 shares outstanding at December 31, 2015 and 2014, respectively	5	5
Treasury stock, at cost, 4,408,116 and 14,743 shares of common stock at December 31, 2015 and 2014, respectively	(203)	—
Additional paid-in capital	1,012	958
Retained earnings	876	709
Accumulated other comprehensive loss	(622)	(361)
Total Zoetis Inc. equity	1,068	1,311
Equity attributable to noncontrolling interests	23	26
Total equity	1,091	1,337
Total liabilities and equity	$7,913	$6,588

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
63 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Zoetis
						Accumulated	Equity
			Business	Additional		Other	Attributable to
	Common	Treasury	Unit	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Equity(b)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2012	$—	$—	$4,183	$—	$—	$(157)	$15	$4,041
Net income (loss)	—	—	94	—	410	—	(1)	503
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Share-based compensation awards(c)	—	—	3	40	—	—	—	43
Net transfers—Pfizer Inc.(b)	—	—	(271)	—	—	—	—	(271)
Separation adjustments(d)	—	—	414	29	—	(6)	8	445
Employee benefit plan contribution from Pfizer Inc.(e)	—	—		2	—	—	—	2
Reclassification of net liability due to Pfizer Inc.(f)	—	—	(60)	—	—	—	—	(60)
Consideration paid to Pfizer Inc. in connection with the Separation(g)	—	—	—	(3,551)	—	—	—	(3,551)
Issuance of common stock to Pfizer Inc. in connection with the Separation and reclassification of Business Unit Equity(g)	5	—	(4,363)	4,358				—
Dividends declared	—	—	—	—	(134)	—	—	(134)
Balance, December 31, 2013	$5	$—	$—	$878	$276	$(219)	$22	$962
Net income	—	—	—	—	583	—	4	587
Other comprehensive income (loss)	—	—	—	—	—	(131)	1	(130)
Share-based compensation awards(c)	—	—	—	31	—	—	—	31
Defined contribution plan transactions(h)	—	—	—	36	—	—	—	36
Pension plan transfer from Pfizer Inc.(i)	—	—	—	11	—	(11)	—	—
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	(150)	—	(1)	(151)
Balance, December 31, 2014	$5	$—	$—	$958	$709	$(361)	$26	$1,337
Net income	—	—	—	—	339	—	—	339
Other comprehensive loss	—	—	—	—	—	(261)	(1)	(262)
Share-based compensation awards(c)	—	(4)	—	51	—	—	—	47
Treasury stock acquired(j)	—	(199)	—	—	—	—	—	(199)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	(172)	—	(2)	(174)
Balance, December 31, 2015	$5	$(203)	$—	$1,012	$876	$(622)	$23	$1,091

(a)
As of December 31, 2015 and 2014, respectively, there were 497,400,113 and 501,327,524 outstanding shares of common stock and 4,408,116 and 14,743 shares or treasury stock. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 16. Stockholders' Equity.

(b)
All amounts associated with Business Unit Equity relate to periods prior to the Separation. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(c)
Includes the issuance of shares of Zoetis Inc. common stock and the reacquisition of shares of treasury stock associated with exercises of employee share-based awards. Treasury shares are reacquired from employees for withholding tax purposes in connection with the vesting and exercise of awards under our equity compensation plan. For additional information, see Note 15. Share-Based Payments and Note 16. Stockholders' Equity.

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

(h)
Reflects company matching and profit-sharing contributions funded through the issuance of shares of Zoetis Inc. common stock for the year ended December 31, 2014. For additional information, see Note 16. Stockholders' Equity.

(i)
Reflects the 2014 transfers of defined benefit pension plans from Pfizer Inc. and the associated reclassification from Additional Paid in Capital to Accumulated Other Comprehensive Loss. See Note 14. Benefit Plans.

(j)	Reflects the acquisition of treasury shares in connection with the Share Repurchase Program. For additional information, see Note 16. Stockholders' Equity.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
64 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Operating Activities
Net income before allocation to noncontrolling interests	$339	$587	$503
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	199	204	209
Share-based compensation expense	43	32	43
Restructuring, net of payments	203	(2)	(53)
Asset write-offs and asset impairments	60	10	15
Provision for losses on inventory	94	94	74
Deferred taxes	(85)	(49)	23
Foreign currency loss related to Venezuela Revaluation, excluding impact on cash	6	—	—
Employee benefit plan contribution from Pfizer Inc.	3	2	2
Other non-cash adjustments	10	(3)	(10)
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.
Accounts receivable	(58)	69	(99)
Inventories	(262)	(110)	(178)
Other assets	(9)	(2)	(24)
Accounts payable	17	(210)	(82)
Other liabilities	70	13	249
Other tax accounts, net	34	(9)	9
Net cash provided by operating activities	664	626	681
Investing Activities
Purchases of property, plant and equipment	(224)	(180)	(184)
Milestone payment related to previously acquired intangibles	—	(15)	—
Acquisition of Abbott Animal Health	(229)	—	—
Acquisition of Pharmaq, net of cash acquired	(654)	—	—
Net proceeds from sales of assets	2	9	9
Other investing activities	(10)	(1)	(4)
Net cash used in investing activities	(1,115)	(187)	(179)
Financing Activities
(Decrease)/increase in short-term borrowings, net	(2)	(8)	16
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	1,236	—	2,625
Stock-based compensation-related proceeds and excess tax benefits	11	2	—
Purchases of treasury stock	(203)	—	—
Consideration paid to Pfizer Inc. in connection with the Separation(a)	—	—	(2,559)
Cash dividends paid	(168)	(146)	(98)
Cash paid to settle Pharmaq debt	(119)	—	—
Other net financing activities with Pfizer Inc.	—	(2)	(184)
Net cash provided by/(used in) financing activities	755	(154)	(200)
Effect of exchange-rate changes on cash and cash equivalents	(32)	(13)	(9)
Net increase in cash and cash equivalents	272	272	293
Cash and cash equivalents at beginning of period	882	610	317
Cash and cash equivalents at end of period	$1,154	$882	$610

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
65 |

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$224	$278	$134
Interest, net of capitalized interest	117	118	60
Non-cash transactions:
Intangible asset acquisition(b)	$—	$8	$—
Purchases of property, plant and equipment	11	9	16
Contingent purchase price consideration(c)	23	—	3
Dividends declared, not paid	47	42	36
Zoetis Inc. senior notes transferred to Pfizer Inc. in connection with the Separation(d)	—	—	992

(a)
Reflects the Separation transaction. Amount is net of the non-cash portion. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

(b)	Reflects the non-cash portion of the acquisition of product registration and application rights from Pfizer. See Note 20. Transactions and Agreements with Pfizer.

(c)	Relates primarily to the non-cash portion of the acquisition of certain assets of Abbott Animal Health. See Note 5A. Acquisitions, Divestitures and Certain Investments: Acquisitions.

(d)
Reflects the non-cash portion of the Separation transaction. See Note 2A. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: The Separation.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
66 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description
Zoetis Inc. (including its subsidiaries, collectively, Zoetis, the company, we, us or our) is a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. We organize and operate our business in two geographic regions: the United States (U.S.) and International.
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets, and our revenue is mostly generated in the United States. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals.

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

•
The addition of net receivables from Pfizer (approximately $5 million) associated with certain foreign taxes directly resulting from certain aspects of the Separation that were the responsibility of Pfizer under the terms of the tax matters agreement, see Note 9B. Tax Matters: Tax Matters Agreement;

•
The addition of (i) inventory (approximately $15 million); (ii) net deferred tax assets (approximately $1 million); and (iii) miscellaneous other assets (approximately $5 million) transferred to us by Pfizer, and the removal of (i) property, plant and equipment (approximately $2

67 |

million); (ii) miscellaneous other liabilities (approximately $57 million); and (iii) the elimination of prepaid taxes (approximately $4 million) that were retained by Pfizer; and

•	The addition of net benefit plan liabilities (approximately $21 million) associated with certain international plans that transferred from Pfizer to Zoetis in 2014. See Note 14. Benefit Plans.
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
In connection with the IPO, we entered into certain agreements that provide a framework for an ongoing relationship with Pfizer. For additional information, see Note 20B. Transactions and Agreements with Pfizer: Agreements with Pfizer.

E.	Exchange Offer
On May 22, 2013, Pfizer announced an exchange offer (the Exchange Offer) whereby Pfizer shareholders could exchange a portion of Pfizer common stock for Zoetis common stock. The Exchange Offer was completed on June 24, 2013, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis.

3.	Basis of Presentation
The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For subsidiaries operating outside the United States, the consolidated financial information is included as of and for the fiscal year ended November 30 for each year presented. All significant intercompany balances and transactions between the legal entities that comprise Zoetis have been eliminated. For those subsidiaries included in these consolidated financial statements where our ownership is less than 100%, the minority interests have been shown in equity as Equity attributable to noncontrolling interests.
Certain reclassifications of prior year information have been made to conform to the current year's presentation. In the second quarter of 2015, we changed our segment reporting structure and recategorized certain costs that are not allocated to our operating segments. We have revised our segment results presented herein to reflect this new segment structure, including for the comparable 2014 and 2013 periods. For additional information, see Note 19. Segment, Geographic and Other Revenue Information.

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

68 |

•
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

The allocated expenses from Pfizer include the items noted below for the pre-Separation period in 2013.

•	Enabling Functions operating expenses––$11 million in Selling, general and administrative expenses.

•	Other costs associated with cost reduction/productivity initiatives—additional depreciation associated with asset restructuring—$2 million in Selling, general and administrative expenses.

•	Other costs associated with cost reduction/productivity initiatives—implementation costs—$1 million in Selling, general and administrative expenses.

•	Share-based compensation expense—$3 million ($1 million in Cost of sales and $2 million in Selling, general and administrative expenses.

•	Compensation-related expenses—$1 million in Selling, general and administrative expenses.

•	Interest expense—$2 million.
The income tax provision in the consolidated statement of income for the periods prior to the Separation was calculated as if Zoetis filed a separate return.
Management believes that the allocations were a reasonable reflection of the services received or the costs incurred on behalf of Zoetis and the pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, reflect all of the costs of the animal health business of Pfizer.

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
The income tax provision prepared after the Separation is based on the actual legal entity structure of Zoetis, with certain accommodations pursuant to a tax matters agreement. For additional information, see Note 20B. Transactions and Agreements with Pfizer: Agreements with Pfizer.
4.    Significant Accounting Policies
New Accounting Standards
In November 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted. We have elected to early adopt this new guidance prospectively, effective for the period ended December 31, 2015. Accordingly, prior periods were not retrospectively adjusted.
In September 2015, the FASB issued an accounting standards update to simplify the accounting for measurement period adjustments recorded during the one-year period following a business combination. The update removes the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The provisions of the new standard are effective beginning January 1, 2016, for annual and interim periods, and early adoption is permitted. We have elected to early adopt this new guidance, effective for the period ended December 31, 2015. The guidance was adopted prospectively for all current and future business combinations.
In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory by requiring that inventory be measured at the lower of cost or net realizable value, rather than at the lower of cost or market, with market being defined as either replacement cost, net realizable value or net realizable value less a normal profit margin. The provisions of the new standard are effective beginning January 1, 2017, for

69 |

annual and interim reporting periods. The guidance will be adopted prospectively and early adoption is permitted. We plan to adopt this guidance as of January 1, 2017, the required effective date, and do not expect this guidance to have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued an accounting standards update that requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). Debt issuance costs associated with line-of-credit arrangements may continue to be recognized as a deferred charge. We elected to adopt this new guidance, effective for the period ended September 27, 2015. As such, debt issuance costs, associated with Zoetis senior notes of approximately $17 million and $19 million as of September 27, 2015 and December 31, 2014, respectively, previously recorded within Other noncurrent assets are now presented as a direct deduction from the carrying amount of the related debt liability. An additional $10 million of debt issuance costs recorded in conjunction with the issuance of $1.25 billion aggregate principal amount of our senior notes issued in November 2015 (see Note 10A. Financial Instruments— Debt: Senior Notes Offering and Other Long-term Debt) are also presented as a direct deduction from the carrying amount of the related debt liability as of December 31, 2015.
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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued a one year deferral of the effective date. The provisions of the new standard are now effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.
Estimates and Assumptions
In preparing the consolidated financial statements, we use certain estimates and assumptions that affect reported amounts and disclosures, including amounts recorded in connection with acquisitions. These estimates and underlying assumptions can impact all elements of our consolidated financial statements. For example, in the consolidated statements of income, in addition to estimates used in determining the allocations of costs and expenses from Pfizer, estimates are used when accounting for deductions from revenue (such as rebates, sales allowances, product returns and discounts), determining cost of sales, allocating cost in the form of depreciation and amortization, and estimating restructuring charges and the impact of contingencies. On the consolidated balance sheets, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable, benefit obligations, the impact of contingencies, deductions from revenue and restructuring reserves, all of which also impact the consolidated statements of income.
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
Acquisitions
Our consolidated financial statements include the operations of acquired businesses from the date of acquisition. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business as defined in U.S. GAAP, no goodwill is recognized.
Amounts recorded for acquisitions can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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

70 |

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
As of December 31, 2015, and 2014, accruals for sales deductions included in Other current liabilities are approximately $125 million and $136 million, respectively.
We also record estimates for bad debts. We periodically assess the adequacy of the allowance for doubtful accounts by evaluating the collectability of outstanding receivables based on factors such as past due history, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
Amounts recorded for sales deductions and bad debts can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $106 million in 2015, $132 million in 2014 and $143 million in 2013.
Shipping and handling costs totaled approximately $59 million in 2015, $62 million in 2014 and $60 million in 2013.
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

71 |

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

•
For goodwill, we test for impairment on at least an annual basis, or more frequently if impairment indicators exist, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2015 and 2014, we quantitatively assessed, as of September 27, 2015,and September 28, 2014, respectively, the fair value of each of our reporting units using the income approach. The fair value of each reporting unit was found to exceed its respective carrying value, therefore no impairments were recorded.

Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of five to ten years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $71 million and $69 million of internal-use software for the years ended December 31, 2015, and 2014, respectively. Depreciation expense for capitalized software was $14 million in 2015, $6 million in 2014 and $2 million in 2013.
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
Amounts recorded for restructuring charges and other associated costs can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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

72 |

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
A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2015, and 2014, Accounts receivable, less allowance for doubtful accounts, of $937 million and $980 million, respectively, includes approximately $69 million and $72 million of other receivables, such as trade notes receivable and royalty receivables, among others.
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
Amounts recorded for valuation allowances and income tax contingencies can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Benefit Plans
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Generally, most of our employees were eligible to participate in Pfizer’s pension plans. The pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, include all of the benefit plan expenses attributable to the animal health operations of Pfizer, including expenses associated with pension plans, postretirement plans and defined contribution plans. The expenses included allocations of direct expenses, as well as expenses that were deemed attributable to the animal health operations. The consolidated balance sheets as of December 31, 2015, and 2014, included the benefit plan assets and liabilities of those plans that were dedicated to animal health employees, as well as the benefit plan assets and liabilities that were transferred to Zoetis from Pfizer as part of the Separation. All dedicated benefit plans are pension plans.
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
Amounts recorded for benefit plans can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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
As of December 31, 2015, and 2014, accruals for asset retirement obligations included in Other current liabilities are each $0.1 million, and included in Other noncurrent liabilities are $14 million and $13 million, respectively.

73 |

Amounts recorded for asset retirement obligations can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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
Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Share-Based Payments
Our compensation programs can include share-based payment plans. All grants under share-based payment programs are accounted for at fair value and such amounts generally are amortized on a straight-line basis over the vesting term to Cost of sales, Selling, general and administrative expenses, and Research and development expenses, as appropriate.
Amounts recorded for share-based compensation can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
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
Acquisition of Pharmaq
On November 9, 2015, we completed the acquisition of Pharmaq, a privately held Norwegian aquaculture company. We acquired 100% of the issued share capital of Pharmaq for an aggregate cash purchase price of $765 million, adjusted to reflect cash, working capital and net indebtedness as of the closing date for net cash consideration transferred to the seller of $668 million. The acquisition expands the Zoetis aquaculture portfolio, which is the fastest growing animal health market.
The transaction was accounted for as a business combination, with the assets acquired and liabilities assumed measured at their respective acquisition date fair values as summarized below:

(MILLIONS OF DOLLARS)
Cash and cash equivalents	$14
Accounts receivable(a)	22
Inventories(b)	42
Other current assets	2
Property, plant and equipment	11
Intangible assets(c)	550
Short-term borrowings	(1)
Accounts payable	(4)
Accrued expenses(d)	(38)
Accrued compensation and related items	(4)
Long-term debt(d)	(88)
Noncurrent deferred tax liabilities(e)	(139)
Other non-current liabilities	(2)
Total net assets acquired	365
Goodwill(f)	303
Total consideration	$668

(a)
Accounts receivable were measured at fair value as of the acquisition date and are substantially comprised of gross trade receivables of $21 million, $1 million of which is expected to be uncollectible.

74 |

(b)
Inventories recorded as of the acquisition date reflect fair value adjustments of $17 million which relates primarily to finished goods. The fair value was calculated based on estimated selling profit margin.

(c)
The acquisition date fair value of intangible assets acquired was determined using the income approach and consists of the following: $160 million related to currently marketed vaccine products, $30 million related to currently marketed therapeutics, $80 million related to customer relationships and $280 million related to IPR&D. The most significant IPR&D project acquired, with an acquisition date fair value of $150 million, relates to the SRS vaccine. The vaccine was commercially launched, subsequent to the acquisition, during November 2015. Other significant acquired IPR&D projects relate to a vaccine for pancreatic disease, “PD” and Alphaflux, a therapeutic drug for the treatment of sea lice and vaccine technology for new species including Tilapia and Pangasius, were assigned acquisition date fair values of $50 million, $40 million, and $40 million, respectively. Vaccine developed technology and customer relationships will be amortized over a 15 year useful life while therapeutic developed technology will be amortized over 10 years.

(d)	Pharmaq callable bonds and derivative contracts were recorded at acquisition date fair value and settled immediately following the closing.

(e)
The Pharmaq acquisition was structured as a stock purchase therefore we assumed the historical tax bases of its assets and liabilities. We also established net tax assets and liabilities associated with the fair value adjustments recorded as part of the opening balance sheet. The components of the Pharmaq net deferred tax liability are included within Note 9. Tax Matters.

(f)
Goodwill of $303 million, representing the excess of consideration transferred over the value of net assets acquired, was allocated to our existing reportable segments and is primarily attributable to corporate synergies related to platform functions. The primary strategic purpose of the acquisition was to enhance the company’s existing product portfolio by enabling Zoetis to further expand into aquaculture. The goodwill recorded is not deductible for tax purposes.

All amounts recorded are subject to final valuation; however, any difference between such amounts and the final fair value determination for net assets acquired is not expected to be material to our consolidated financial statements. Any adjustments to our preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
In 2015, Zoetis incurred acquisition related costs of approximately $9 million which are included within Selling, general and administrative expenses on our consolidated statements of income for the year ended December 31, 2015. Pharmaq revenues occurring subsequent to the acquisition date have been included in our annual financial results but are not material to the consolidated statements of income.
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
The transaction was accounted for as a business combination, with the net assets acquired measured at their respective acquisition date fair values. Preliminary amounts recorded for the acquisition include $13 million of inventory, $8 million of IPR&D associated with oncology and osteoarthritis projects, $4 million of trade names related to diabetes and pain management products, $11 million of developed technology assets associated with pain management and surgical products, $15 million of other intangible assets including a favorable supply agreement and product exclusivity rights and property, plant and equipment of less than $1 million. Trade names and developed technology assets will be amortized over 15 years while other intangible assets acquired have a weighted average useful life of 5 years.
Goodwill of $200 million, representing the excess of consideration transferred over the fair value of assets acquired, was allocated to our reportable segments and is predominantly attributable to synergies expected to be realized through the integration of AAH operations into the existing Zoetis business. The goodwill recorded is deductible for tax purposes.
All amounts recorded are subject to final valuation, however any difference between such amounts and the final fair value determination for net assets acquired is not expected to be material to our consolidated financial statements.
Acquisition-related costs of the transaction were expensed as incurred and are not material to our consolidated statements of income. AAH revenue and earnings occurring subsequent to the acquisition date have been included in our 2015 financial results but are not material to the consolidated statements of income.
B. Divestitures
Assets Held for Sale
On May 5, 2015, in conjunction with the announcement of our comprehensive operational efficiency program, we announced our intent to sell or exit 10 manufacturing sites over the long term. For additional information, see Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives. During the third quarter of 2015, we met the criteria for held for sale classification for two of our U.S. manufacturing sites. During the fourth quarter of 2015, we met the criteria for held for sale classification for one additional U.S. manufacturing site, as well as our Taiwan joint venture, inclusive of its related manufacturing site, and one other international manufacturing site. As of December 31, 2015, we recorded assets and liabilities held for sale of $71 million and $4 million, respectively. Assets held for sale comprise cash ($6 million), accounts receivable ($3 million), inventory ($18 million), property, plant and equipment ($25 million), intangible assets ($13 million), other assets ($1 million), and goodwill ($5 million). Liabilities held for sale comprise accounts payable ($2 million) and other current liabilities ($2 million). In conjunction with the classification of held for sale, we recorded an impairment charge of $6 million related to fixed assets at one of our international manufacturing sites.

75 |

Divestitures
On December 19, 2015, we announced an asset purchase agreement with Huvepharma NV (Huvepharma), a European animal health company, to sell two of our manufacturing sites in the United States: Laurinburg, North Carolina, and Longmont, Colorado. Huvepharma will also assume the assets and operations and the lease of our manufacturing and distribution site in Van Buren, Arkansas. The agreement also includes the sale of a portfolio of products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, water soluble therapeutics and nutritionals for livestock sold in the U.S. and international markets. These sites were included within held for sale classification as of December 31, 2015, as described above. Under the agreement, we will receive $40 million in cash, as well as additional consideration for inventory to be transferred. We expect to complete the transaction in the first quarter of 2016.
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
C. Certain Investments
Investment in Jilin Zoetis Guoyuan Animal Health Co., Ltd.
We own a 45% equity interest in Jilin Zoetis Guoyuan Animal Health Co., Ltd. (Jilin), a company focused on swine vaccine development and commercialization in China. We have determined that Jilin is a variable interest entity and that Zoetis is the primary beneficiary of Jilin since Zoetis (i) has the power to direct the activities of Jilin that most significantly impact Jilin’s economic performance, (ii) has the right to appoint the majority of the Board of Directors and (iii) has the obligation to absorb losses of Jilin that could potentially be significant to Jilin and the right to receive benefits from Jilin that could potentially be significant to Jilin. As such, since the formation of Jilin, we have included all of the operating results, assets, liabilities and cash flows of Jilin in our consolidated financial statements. The 55% interest held by Jilin Guoyuan Animal Health Company is reflected in our consolidated balance sheet as a noncontrolling interest.

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
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries and planning to sell or exit ten manufacturing sites over the long term. As of December 31, 2015, we entered into an agreement to divest three U.S. manufacturing sites. See Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures for additional information regarding Assets Held for Sale. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of December 31, 2015, approximately 1,200 positions had been eliminated and additional reductions are expected primarily over the next nine to twelve months.
As a result of our operational efficiency initiative, we recorded restructuring charges of $291 million related to employee termination costs ($253 million) and asset impairments ($38 million) during the year ended December 31, 2015.
As a result of our supply network strategy, we recorded restructuring charges of $10 million related to employee termination costs ($9 million)
and asset impairments ($1 million) during the year ended December 31, 2015.
During the year ended December 31, 2014, we recorded restructuring charges of $12 million related to employee severance costs in Europe and $6 million related to employee severance costs in our global manufacturing operations, as a result of initiatives to reduce costs and better align our organizational structure.
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

76 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$10	$8	$21
Transaction costs(b)	9	—	—
Restructuring charges (benefits)(c):
Employee termination costs	262	16	(23)
Accelerated depreciation	—	—	5
Asset impairment charges	39	—	19
Exit costs	—	1	4
Total Restructuring charges and certain acquisition-related costs	320	25	26

Other costs associated with cost-reduction/productivity initiatives:
Other operational efficiency initiative charges(d)	55	—	—
Other supply network strategy charges(e)	17	—	—
Additional depreciation associated with asset restructuring––direct(f)	—	1	1
Additional depreciation associated with asset restructuring––allocated(f)	—	—	2
Implementation costs––allocated(g)	—	—	1
Total costs associated with restructuring, acquisitions and cost-reduction/productivity initiatives	$392	$26	$30

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(c)	The restructuring charges for the year ended December 31, 2015, are primarily related to the operational efficiency initiative and supply network strategy.
The restructuring charges for the year ended December 31, 2014, are primarily related to:
•employee termination costs in Europe and in our global manufacturing operations ($18 million);
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

The direct restructuring charges (benefits) are associated with the following:

•	For the year ended December 31, 2015––U.S. ($31 million), International ($132 million) and manufacturing/research/corporate ($138 million).

•	For the year ended December 31, 2014—International ($12 million) and manufacturing/research/corporate ($5 million).

•	For the year ended December 31, 2013––International ($8 million), and manufacturing/research/corporate ($3 million income).

(d)
Represents inventory write-offs of $13 million, included in Cost of sales, consulting fees of $40 million, included in Selling, general and administrative expenses, and accelerated depreciation of $2 million, included in Research and development expenses, for the year ended December 31, 2015.

(e)	Represents consulting fees of $16 million and accelerated depreciation of $1 million, included in Cost of sales, for the year ended December 31, 2015.

(f)
Additional depreciation associated with asset restructuring represents the impact of changes in the estimated lives of assets involved in restructuring actions. In 2014, included in Research and development expenses. In 2013, included in Cost of sales ($1 million) and Selling, general and administrative expenses ($2 million).

(g)
Implementation costs—allocated represent external, incremental costs directly related to implementing cost reduction/productivity initiatives, and primarily include expenditures related to system and process standardization and the expansion of shared services. Included in Selling, general and administrative expenses.

77 |

The components of and changes in our direct restructuring accruals follow:

	Employee	Asset
	Termination	Impairment	Accelerated	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Depreciation	Costs	Accrual
Balance, December 31, 2012	$68	$—	$—	$6	$74
Provision/(benefit)	(23)	19	5	4	5
Utilization and other(a)	(16)	—	—	(4)	(20)
Non-cash activity	—	(19)	(5)	—	(24)
Separation adjustment(b)	(14)	—	—	—	(14)
Balance, December 31, 2013	15	—	—	6	21
Provision/(benefit)	16	—	—	1	17
Utilization and other(a)	(13)	—	—	(6)	(19)
Balance, December 31, 2014(c)	18	—	—	1	19
Provision/(benefit)	262	39	—	—	301
Non-cash activity	—	(39)	—	—	(39)
Utilization and other(a)	(59)	—		—	(59)
Balance, December 31, 2015(c)	$221	$—	$—	$1	$222

(a)	Includes adjustments for foreign currency translation.

(b)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

(c)	At December 31, 2015 and 2014, included in Other current liabilities ($162 million and $13 million, respectively) and Other noncurrent liabilities ($60 million and $6 million, respectively).

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Royalty-related income	$(24)	$(32)	$(23)
Identifiable intangible asset impairment charges(a)	2	7	1
Other asset impairment charges(b)	6	—	—
Net gain on sale of assets(c)	—	(9)	(6)
Certain legal matters, net(d)	—	10	1
Foreign currency loss(e)	13	28	20
Foreign currency loss related to Venezuela revaluation(f)	89	—	—
Other, net(g)	(5)	3	(2)
Other (income)/deductions—net	$81	$7	$(9)

(a)
In 2015, the intangible asset impairment charges primarily include acquired IPR&D assets related to the termination of a canine oncology project. In 2014, the intangible asset impairment charges primarily include (i) approximately $6 million of IPR&D assets related to a pharmaceutical product for dogs acquired with the FDAH acquisition in 2009, as a result of the termination of the development program due to a re-assessment of economic viability; and (ii) approximately $1 million related to finite-lived developed technology rights and IPR&D due to negative market conditions and the re-assessment of economic viability.

(b)
Represents impairment charges related to assets held by our joint venture in Taiwan, currently classified as held for sale. See Note 5B. Acquisitions, Divestitures and Certain Investments—Divestitures: Assets Held for Sale.

(c)
In 2014, represents the net gain on sale of land in our joint venture in Taiwan of $6 million and the net gain on the government-mandated sale of certain product rights in Argentina and China that were associated with the FDAH acquisition in 2009 of $3 million. In 2013, represents the net gain on the government-mandated sale of certain product rights in Brazil that were acquired with the FDAH acquisition in 2009.

(d)
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

(e)
For 2015, primarily driven by costs related to hedging and exposures to certain emerging market currencies. For 2014, primarily represents costs related to hedging and exposures to certain emerging market currencies, as well as losses related to the depreciation of the Argentine peso in the first quarter of 2014. For 2013, includes a foreign currency loss of $9 million incurred in the first quarter of 2013 related to the Venezuela currency devaluation in February 2013 and other foreign currency losses in the fourth quarter of 2013 primarily related to Argentina.

(f)	For additional information, see Note 8. Foreign Currency Loss Related to Venezuela Revaluation.

(g)	Includes interest income and other miscellaneous income and charges. For 2014, also includes a pension plan settlement charge related to the sale of a manufacturing plant of $4 million.

78 |

8.	Foreign Currency Loss Related to Venezuela Revaluation
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
On February 10, 2015, the Venezuelan government announced that they would continue to operate with a three-tier exchange rate system. In addition, they announced that the primary rate of 6.3 bolivars to the U.S. dollar would remain in place for imports that are deemed essential. A new free-floating rate (SIMADI) replaced the existing third-tier rate (SICAD II). As of December 31, 2015, the Venezuelan bolivar to U.S. dollar exchange rates were the CENCOEX official rate of 6.3; the SICAD I rate of 13.5; and the SIMADI rate of 199.
Through the fourth quarter of 2015, we used the CENCOEX official rate of 6.3 to report our Venezuela financial position, results of operations and cash flows. In the fourth quarter of 2015, upon evaluation of evolving economic conditions in Venezuela and our expectation of Venezuela's responses to changes in its economy, continued volatility, and the fact that we have not received any approved payments from Venezuela for transactions at the CENCOEX official rate of 6.3 per U.S. dollar in 2015, we determined that our outstanding Venezuelan bolivar-denominated net monetary assets are no longer expected to be settled at the CENCOEX official rate of 6.3, but rather at the SIMADI rate of 199. On November 30, 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela, using the SIMADI rate of 199 bolivars to the U.S. dollar, and this rate will be used prospectively. We believe this best represents the estimate of the U.S. dollar amount that will ultimately be collected. Additionally, the company recorded a lower of cost or market adjustment to inventory of $4 million, and asset impairment charges of $3 million.
As of November 30, 2015, as a result of the revaluation and other charges, our net monetary assets were $3 million in Venezuela.

9.	Tax Matters
A. Taxes on Income
As of the Separation date, we operate under a new standalone legal entity structure. In connection with the Separation, adjustments have been made to the income tax accounts. See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.
For the periods prior to the Separation presented in the consolidated financial statements, Zoetis did not generally file separate tax returns since Zoetis was generally included in the tax grouping of other Pfizer entities within the respective entity’s tax jurisdiction. The income tax provision included in these combined financial statements has been calculated using the separate return basis, as if Zoetis filed a separate tax return.
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
United States	$469	$455	$238
International	76	365	452
Income before provision for taxes on income(a)(b)	$545	$820	$690
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
United States:
Current income taxes:
Federal	$221	$179	$63
State and local	19	13	12
Deferred income taxes:
Federal	(63)	(14)	10
State and local	(15)	(3)	2
Total U.S. tax provision	162	175	87
International:
Current income taxes	50	90	89
Deferred income taxes	(6)	(32)	11
Total international tax provision	44	58	100
Provision for taxes on income(a)(b)(c)	$206	$233	$187

(a)	In 2015, the Provision for taxes on income reflects the following:

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

•	U.S. tax benefit related to U.S. Research and Development Tax Credit which was permanently extended on December 18, 2015, and the U.S. Domestic Production Activities deduction;

79 |

•	Tax expense related to the changes in valuation allowances and the resolution of other tax items;

•	Tax expense related to changes in uncertain tax positions (see D. Tax Contingencies);

•	a $9 million discrete tax benefit recorded in the first quarter of 2015 related to a revaluation of deferred taxes as a result of a change in tax rates;

•	a $6 million discrete tax benefit recorded in the second quarter of 2015 related to prior period tax adjustments; and

•	the tax expense related to the non-deductible revaluation of the net monetary assets in Venezuela to the SIMADI exchange rate recorded in the fourth quarter of 2015.

(b)	In 2014, the Provision for taxes on income reflects the following:

•
U.S. tax expense of approximately $2 million as a result of providing U.S. deferred income taxes on certain current-year income earned outside the United States that will not be indefinitely reinvested overseas (see C. Deferred Taxes);

•	U.S. tax benefit related to U.S. Research and Development Tax Credit which was extended on December 19, 2014, and the U.S. Domestic Production Activities deduction;

•	Tax benefit related to the changes in valuation allowances and the resolution of other tax items;

•	Tax expense related to an $8 million discrete tax item during the first quarter of 2014 related to an intercompany inventory adjustment; and

•	Tax cost related to changes in uncertain tax positions (see D. Tax Contingencies).

(c)	In 2013, the Provision for taxes on income reflects the following:

•
U.S. tax expense of approximately $3 million as a result of providing U.S. deferred income taxes on certain current-year income earned outside the United States that will not be indefinitely reinvested overseas (see C. Deferred Taxes);

•	U.S. tax benefit related to U.S. Research and Development Tax Credit which was retroactively extended on January 3, 2013, and the U.S. Domestic Production Activities deduction;

•	Tax expense of approximately $25 million related to the establishment of valuation allowance; and

•	Tax cost related to changes in uncertain tax positions (see D. Tax Contingencies).
Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2015	2014	2013
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefits	(1.1)	0.4	1.0
Taxation of non-U.S. operations(a)(b)	(3.2)	(8.9)	(6.7)
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(c)	1.8	1.0	1.1
Venezuela revaluation(d)	5.6	—	0.0
U.S. Research and Development Tax Credit and U.S. Domestic Production Activities deduction(e)	(2.8)	(1.5)	(1.2)
Non-deductible / non-taxable items(f)	1.3	0.5	0.5
All other—net	1.2	1.9	(2.6)
Effective tax rate	37.8%	28.4%	27.1%

(a)
The rate impact of taxation of non-U.S. operations was a decrease to our effective tax rate in 2013 through 2015 due to (i) the jurisdictional mix of earnings as tax rates outside the United States are generally lower than the U.S. statutory income tax rate; and (ii) incentive tax rulings in Belgium and in Singapore.

(b)
In all years, the impact to the rate due to increases in uncertain tax positions was more than offset by the jurisdictional mix of earnings and other U.S. tax implications of our foreign operations described in the above footnotes.

(c)	For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see A. Taxes on Income and D. Tax Contingencies.

(d)	The rate impact related to the non-deductible revaluation of the net monetary assets in Venezuela to the SIMADI exchange rate was an increase to our effective tax rate in 2015.

(e)	In all years, the decrease in the rate was due to the benefit associated with the U.S. Research and Development Tax Credit and the U.S. Domestic Production Activities deduction.

(f)	Non-deductible items include meals and entertainment expenses.

B.	Tax Matters Agreement
In connection with the Separation, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For additional information, see below and Note 20B. Transactions and Agreements with Pfizer: Agreements with Pfizer.
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

80 |

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
C. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2015	2014
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$61	$56
Inventories	19	25
Intangibles	(223)	(98)
Property, plant and equipment	(97)	(89)
Employee benefits	48	19
Restructuring and other charges	37	5
Legal and product liability reserves	15	19
Net operating loss/credit carryforwards	86	65
Unremitted earnings	(3)	(5)
All other	(1)	(3)
Subtotal	(58)	(6)
Valuation allowance	(124)	(119)
Net deferred tax liability(a)(b)	$(182)	$(125)

(a)
The increase in the total net deferred tax liability from December 31, 2014, to December 31, 2015, is primarily attributable to an increase in deferred tax liabilities related to intangibles and property, plant and equipment, partially offset by an increase in valuation allowances representing the amounts determined to be unrecoverable and an increase in deferred tax assets related to restructuring and other charges, employee benefits and net operating loss/credit carryforwards.

(b)
In 2015, included in Noncurrent deferred tax assets ($82 million) and Noncurrent deferred tax liabilities ($264 million). In 2014, included in Current deferred tax assets ($109 million), Noncurrent deferred tax assets ($54 million), Other current liabilities ($11 million) and Noncurrent deferred tax liabilities ($277 million). For 2015, amounts reflect the adoption of a new accounting standard requiring all deferred tax assets and liabilities to be classified as noncurrent. Prior periods were not retrospectively adjusted. See Note 4. Significant Accounting Policies— New Accounting Standards.

We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2016 to 2035.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $124 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non U.S. subsidiaries. As of December 31, 2015, the cumulative amount of such undistributed earnings was approximately $1.7 billion, for which we have not provided U.S. federal income and foreign withholding taxes. As these earnings are intended to be indefinitely reinvested overseas, as of December 31, 2015, we cannot predict the time or manner of such potential repatriation. As such, it is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of its hypothetical calculation.

81 |

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
For a description of our accounting policies associated with accounting for income tax contingencies, see Note 4. Significant Accounting Policies: Deferred Tax Assets and Liabilities and Income Tax Contingencies. For a description of the risks associated with estimates and assumptions, see Note 4. Significant Accounting Policies: Estimates and Assumptions.
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2015 and 2014, we had approximately $60 million and $54 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest:

•
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2015 and 2014, we had approximately $1 million and $1 million, respectively, in assets associated with uncertain tax positions recorded in Other noncurrent assets.

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

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2015	2014	2013
Balance, January 1	$(54)	$(45)	$(144)
Adjustments associated with the Separation(a)	—	—	115
Increases based on tax positions taken during a prior period(b)	—	(1)	(2)
Decreases based on tax positions taken during a prior period(b)(c)	6	6	—
Decreases based on cash payments for a prior period	—	—	1
Increases based on tax positions taken during the current period(b)	(14)	(15)	(16)
Lapse in statute of limitations	1	1	1
Balance, December 31(d)	$(61)	$(54)	$(45)

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

(c)
In 2015 and 2014, the decreases are primarily related to movements in foreign translation adjustments on prior year positions and effective settlement of certain issues with the U.S. tax authorities and foreign tax authorities. See A. Tax Matters—Taxes on Income.

(d)
In 2015, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($55 million). In 2014, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($48 million).

•
Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our consolidated statements of income. In 2015, we recorded a net interest expense of $1 million; in 2014, we recorded a net interest expense of $1 million; and in 2013, we recorded a net interest expense of $3 million. Gross accrued interest totaled $4 million and $4 million as of December 31, 2015 and 2014, respectively, and were included in Other taxes payable. Gross accrued penalties totaled $3 million and $4 million as of December 31, 2015 and 2014, respectively, and were included in Other taxes payable.

Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the United States including various states, and foreign jurisdictions. The United States is one of our major tax jurisdictions, and we are currently under audit for tax year 2013. For U.S. Federal and state tax purposes, the tax years 2013 through 2015 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
In addition to the open audit years in the United States, we have open audit years in other major foreign tax jurisdictions, such as Canada (2012-2015), Asia-Pacific (2011-2015 primarily reflecting Australia, Japan, and New Zealand), Europe (2012-2015, primarily reflecting the United Kingdom, France and Germany) and Latin America (2005-2015, primarily reflecting Brazil and Mexico).
Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. We do not expect that within the next twelve months any of our gross unrecognized tax benefits, exclusive of interest, could significantly decrease as a result of settlements with

82 |

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

10.	Financial Instruments

A.	Debt
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the IPO and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility originally contained a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 4.35:1 for fiscal year 2013, 3.95:1 for fiscal year 2014, 3.50:1 for fiscal year 2015 and 3.00:1 thereafter. On November 2, 2015, we amended this financial covenant to increase the maximum total leverage ratio for fiscal 2016 and thereafter from 3.00:1 to 3.50:1, and, only upon entering into a material acquisition, to 4.25:1. The amended ratio relating to entering into a material acquisition extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. On November 10, 2015, we designated the acquisition of Pharmaq a material acquisition under the revolving credit agreement. For additional information see Note 5. Acquisitions, Divestitures and Certain Investments. The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of December 31, 2015. There were no borrowings outstanding as of both December 31, 2015, and 2014.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2015, we had access to $79 million of lines of credit which expire at various times through 2016 and are renewed annually. As of December 31, 2015, we had $4 million of borrowings outstanding related to these facilities, all of which were short-term. As of December 31, 2014, we had $7 million of short-term borrowings outstanding and $3 million of long-term borrowings outstanding related to these facilities.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2015, and 2014, no commercial paper was issued under this program.
Short-Term Borrowings
As of December 31, 2015, short-term borrowings outstanding were $5 million, with a weighted-average interest rate of 5.2%. As of December 31, 2014, short-term borrowings outstanding were $7 million, with a weighted-average interest rate of 9.7%.
Senior Notes Offering and Other Long-Term Debt
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. These notes are comprised of $500 million aggregate principal amount of 3.450% senior notes due 2020 and $750 million aggregate principal amount of 4.500% senior notes due 2025. Net proceeds from this offering were used to repay amounts drawn under the revolving credit facility, which were borrowed to fund the purchase price for the acquisition of Pharmaq (see Note 5. Acquisitions, Divestitures and Certain Investments). In addition, net proceeds from this offering will be used to repay the principal when due of $400 million aggregate principal amount of our 1.150% senior notes due 2016, and for general corporate purposes.
On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million. The senior notes are comprised of $400 million aggregate principal amount of our 1.150% senior notes due 2016, $750 million aggregate principal amount of our 1.875% senior notes due 2018, $1.35 billion aggregate principal amount of our 3.250% senior notes due 2023 and $1.15 billion aggregate principal amount of our 4.700% senior notes due 2043.
We sold $2.65 billion aggregate principal amount of our 2013 senior notes through the initial purchasers in the 2013 senior notes offering and Pfizer transferred $1.0 billion aggregate principal amount of our 2013 senior notes to certain of the initial purchasers, who sold such senior notes in the 2013 senior notes offering.
The 2013 and 2015 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the 2013 and 2015 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013 and 2015 senior notes, in whole or in part, at any time by paying a make whole premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence

83 |

of a change of control of us and a downgrade of the 2013 and 2015 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013 and 2015 senior notes at a price equal to 101% of the aggregate principal amount of the 2013 and 2015 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2015	2014
Lines of credit, due 2016-2018	$—	$3
1.150% 2013 senior notes due 2016	400	400
1.875% 2013 senior notes due 2018	750	750
3.450% 2015 senior notes due 2020	500	—
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	—
4.700% 2013 senior notes due 2043	1,150	1,150
	4,900	3,653
Unamortized debt discount / debt issuance costs	(37)	(29)
Less current portion of long-term debt	(400)	—
Long-term debt / Allocated long-term debt	$4,463	$3,624
The fair value of our long-term debt was $4,759 million and $3,690 million as of December 31, 2015, and December 31, 2014, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 4. Significant Accounting Policies— Fair Value.
The principal amount of long-term debt outstanding as of December 31, 2015, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2016	2017	2018	2019	2019	Total
Maturities	$400	$—	$750	$—	$3,750	$4,900
Interest Expense
Interest expense, net of capitalized interest, was $124 million for 2015, $117 million for 2014 and $113 million for 2013. Capitalized interest expense was $4 million for 2015, $4 million for 2014, and $3 million for 2013.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.4 billion and $1.1 billion as of December 31, 2015, and December 31, 2014, respectively. The derivative financial instruments primarily offset exposures in the euro, the Brazilian real and the Australian dollar. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
The location and fair values of foreign exchange derivative instruments not designated as hedging instruments are as follows:

		December 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2015	2014
Foreign currency forward-exchange contracts	Other current assets	$8	$9
Foreign currency forward-exchange contracts	Other current liabilities	(10)	(4)
Total foreign currency forward-exchange contracts		$(2)	$5
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value. See Note 4. Significant Accounting Policies— Fair Value.

84 |

The net gains incurred on foreign currency forward-exchange contracts not designated as hedging instruments were $25 million and $20 million for the years ended December 31, 2015, and 2014, respectively, and are recorded in Other (income)/deductions—net. This amount was substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
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
In 2015, we entered into five interest rate swaps with an aggregate notional value of $350 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.150% senior notes due in 2016. Upon issuance of the $1.25 billion aggregate principal amount of senior notes in November 2015 (see A. Debt: Senior Notes Offering and Other Long-Term Debt), we terminated these forward-starting interest rate contracts and paid $4 million in cash to the counterparties for settlement. The settlement amount represented the fair value of the forward-starting interest rate contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 4.500% senior notes due 2025 issued in November 2015. There was $0.3 million of ineffectiveness related to the forward swaps through the date of settlement which was immediately recognized as a loss within Interest expense—net of capitalized interest.

11.	Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2015	2014
Finished goods	$758	$688
Work-in-process	384	340
Raw materials and supplies	325	261
Inventories	$1,467	$1,289
12.    Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2015	2014
Land	—	$22	$36
Buildings	33 1/3 - 50	874	918
Machinery, equipment and fixtures	3 - 20	1,434	1,342
Construction-in-progress	—	185	167
		2,515	2,463
Less: Accumulated depreciation		1,208	1,145
Property, plant and equipment		$1,307	$1,318
Depreciation expense was $135 million in 2015, $141 million in 2014 and $146 million in 2013.

85 |

13.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2013	$501	$481	$982
Other(a)	—	(6)	(6)
Balance, December 31, 2014	$501	$475	$976
Additions(b)	164	341	505
Other(a)	—	(26)	(26)
Balance, December 31, 2015	$665	$790	$1,455
(a) Includes adjustments for foreign currency translation. For 2015, also includes a reclassification adjustment of $5 million to Assets held for sale. For additional information, see Note 5B. Acquisitions, Divestitures and Certain Investments—Divestitures: Assets Held for Sale.
(b) Primarily reflects the allocation to reportable segments of goodwill associated with the acquisitions of Pharmaq and of certain assets of Abbott Animal Health (amounts recorded are preliminary and subject to final valuation). For additional information, see Note 5A. Acquisitions, Divestitures and Certain Investments—Acquisitions: Acquisition of Pharmaq and Acquisition of Abbott Animal Health.
The gross goodwill balance was $1,991 million as of December 31, 2015, and $1,512 million as of December 31, 2014. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of December 31, 2015, and December 31, 2014.

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2015			As of December 31, 2014
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,010	$(274)	$736	$744	$(259)	$485
Brands	212	(121)	91	216	(111)	105
Trademarks and tradenames(a)	63	(44)	19	60	(41)	19
Other(a)(b)	214	(118)	96	119	(116)	3
Total finite-lived intangible assets	1,499	(557)	942	1,139	(527)	612
Indefinite-lived intangible assets:
Brands	36	—	36	38	—	38
Trademarks and trade names	66	—	66	67	—	67
In-process research and development(a)	138	—	138	2	—	2
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	248	—	248	115	—	115
Identifiable intangible assets	$1,747	$(557)	$1,190	$1,254	$(527)	$727

(a)
Includes the intangible assets associated with the acquisitions of Pharmaq and of certain assets of Abbott Animal Health (amounts recorded are preliminary and subject to final valuation), as well as the impact of foreign exchange. For additional information, see Note 5A. Acquisitions, Divestitures and Certain Investments—Acquisitions: Acquisition of Pharmaq and Acquisition of Abbott Animal Health.

(b)	Primarily includes customer relationships associated with the acquisition of Pharmaq.
Developed Technology Rights
Developed technology rights represent the amortized cost associated with developed technology, which has been acquired from third parties and which can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. These assets include technologies related to the care and treatment of cattle, swine, poultry, sheep, fish, dogs, cats and horses.
Brands
Brands represent the amortized or unamortized cost associated with product name recognition, as the products themselves do not receive patent protection. The more significant finite-lived brands are Excenel, Lutalyse and Spirovac and the more significant indefinite-lived brands are the Linco family products and Mastitis.

86 |

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
In-Process Research and Development
IPR&D assets represent R&D assets that have not yet received regulatory approval in a major market. The majority of these IPR&D assets were acquired in connection with our acquisition of Pharmaq.
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
Product Rights
Product rights represent product registration and application rights that were acquired from Pfizer in 2014. See Note 20. Transactions and Agreements with Pfizer.

C.	Amortization
The weighted average life of our total finite-lived intangible assets is approximately 11 years. Total amortization expense for finite-lived intangible assets was $64 million in 2015, $63 million in 2014, and $63 million in 2013.
The annual amortization expense expected for the years 2016 through 2020 is as follows:

(MILLIONS OF DOLLARS)	2016	2017	2018	2019	2020
Amortization expense	$85	$85	$85	$84	$81
D. Impairments
For information about intangible asset impairments, see Note 7. Other (Income)/Deductions––Net.
14.    Benefit Plans
The pre-Separation period included in the consolidated statement of income for the year ended December 31, 2013, included all of the benefit plan expenses attributable to the animal health operations of Pfizer, including all expenses associated with pension plans, postretirement plans and defined contribution plans. The expenses included allocations of direct expenses, as well as expenses that were deemed attributable to the animal health operations.
Prior to the Separation from Pfizer, employees who met certain eligibility requirements participated in various defined benefit pension plans and postretirement plans administered and sponsored by Pfizer. Effective December 31, 2012, our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the consolidated statement of equity. The balance in the contra-equity account was approximately $18 million and $20 million as of December 31, 2015 and 2014, respectively. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of ten years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $6 million per year in 2015 and 2014. For additional information see Note 20B. Transactions and Agreements with Pfizer—Agreements with Pfizer: Employee matters agreement.
Pension expense associated with the U.S. and certain significant international locations totaled approximately $20 million and $19 million in 2015 and 2014, respectively (inclusive of service cost grow-in benefits discussed above), and $15 million in 2013.
A. International Pension Plans
As part of the Separation (see Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation), certain separation adjustments were made to transfer the assets and liabilities of certain international defined benefit pension plans from Pfizer to Zoetis. During 2014, our pension plans in Australia, Belgium, Japan and Switzerland were transferred to us from Pfizer, and the combined net pension obligations (approximately $22 million) and the related accumulated other comprehensive loss (approximately $11 million, net of tax) associated with these plans were recorded. During 2015, our pension plan in the Philippines was transferred to us from Pfizer. The net pension obligation (approximately $1 million) and the related accumulated other comprehensive loss (which was less than $1 million, net of tax) associated with this plan were recorded. Prior to the Separation and transfer, these benefit plans were accounted for as multi-employer plans.

87 |

Information about the dedicated pension plans in Germany, India, Korea and the Netherlands, as well as plans transferred to us as part of the Separation, is provided in the tables below.
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014
Change in benefit obligation:
Projected benefit obligation, beginning	$129	$73
Service cost	9	4
Interest cost	3	2
Plan combinations / Separation adjustments(a)	12	78
Changes in actuarial assumptions and other	(4)	17
Settlements and curtailments(b)	(4)	(38)
Adjustments for foreign currency translation	(18)	(7)
Benefit obligation, ending	127	129
Change in plan assets:
Fair value of plan assets, beginning	63	45
Plan combinations / Separation adjustments(a)	9	56
Actual return on plan assets	4	3
Company contributions	8	3
Settlements and curtailments(b)	(3)	(38)
Adjustments for foreign currency translation	(8)	(3)
Other––net	(1)	(3)
Fair value of plan assets, ending	72	63
Funded status—Projected benefit obligation in excess of plan assets at end of year(c)	$(55)	$(66)

(a)
Represents the benefit obligations and plan assets acquired in 2015 from Pharmaq (net obligation of approximately $2 million) and transferred to us in 2014 and 2013 from Pfizer as part of the Separation (net obligation of approximately $22 million and $21 million, respectively), as described above.

(b)	The 2014 settlements and curtailments reflect the impact of the sale of our Netherlands manufacturing facility.

(c)	Included in Other noncurrent liabilities.
Actuarial losses were approximately $23 million ($16 million net of tax) at December 31, 2015, and $33 million ($25 million net of tax) at December 31, 2014. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive income/(loss). At December 31, 2014, the actuarial losses included approximately $15 million ($11 million, net of tax) associated with the plans transferred to us from Pfizer during 2014. The actuarial losses will be amortized into net periodic benefit costs over an average period of 13.1 years.
The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into 2016 net periodic benefit cost is approximately $1 million.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2015	2014
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$37	$35
Accumulated benefit obligation	69	73
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	72	63
Projected benefit obligation	127	129

88 |

Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Service cost	$9	$4	$2
Interest cost	3	2	3
Expected return on plan assets	(3)	(1)	(2)
Amortization of net (gains) / losses	1	—	—
Special termination benefits	1	1	—
Settlement loss	2	5	1
Net periodic benefit cost	$13	$11	$4
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
Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2015	2014	2013
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.6%	2.8%	5.0%
Rate of compensation increase	3.0%	3.6%	4.4%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	2.8%	5.0%	4.6%
Expected return on plan assets	4.3%	4.0%	4.5%
Rate of compensation increase	3.6%	4.4%	5.3%
The assumptions above are used to develop the benefit obligations at the end of the year and to develop the net periodic benefit cost for the following year. Therefore, the assumptions used to determine the net periodic benefit cost for each year are established at the end of each previous year, while the assumptions used to determine the benefit obligations are established at each year-end. The net periodic benefit cost and the benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The assumptions are revised based on an annual evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing retirement benefits. In 2013, the calculation of the weighted average expected rate of compensation increase used to determine benefit obligations excluded the Netherlands plan as that plan had no active participants at December 31, 2013 (the plan was terminated on December 31, 2013).
Actuarial and other assumptions for pension plans can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For a description of the risks associated with estimates and assumptions, see Note 4. Significant Accounting Policies—Estimates and Assumptions.
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2015	2014
Cash and cash equivalents	$2	$1
Equity securities: Equity commingled funds	23	27
Debt securities: Government bonds	26	26
Other investments	21	9
Total(a)	$72	$63

(a)
Fair values are determined based on valuation inputs categorized as Level 1, 2 or 3 (see Note 4. Significant Accounting Policies—Fair Value). All investment plan assets are valued using Level 1 or Level 2 inputs.

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Note 4. Significant Accounting Policies—Estimates and Assumptions.

89 |

Specifically, the following methods and assumptions were used to estimate the fair value of our pension assets:

•	Equity commingled funds––observable market prices.

•	Government bonds and other investments––principally observable market prices.
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2015	2015	2014
Cash and cash equivalents	0-10%	2.4%	2.1%
Equity securities	0-50%	31.8%	42.5%
Debt securities	20-70%	36.2%	41.3%
Other investments	0-40%	29.6%	14.1%
Total	100%	100%	100%
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
We expect to contribute approximately $8 million to our dedicated pension plans in 2016. Benefit payments are expected to be approximately $5 million for 2016, $4 million for 2017, $5 million per year for 2018 and 2019, and $6 million for 2020. Benefit payments are expected to be approximately $34 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2016 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
Multi-employer Plans
Pension expense associated with international benefit plans accounted for as multi-employer plans was approximately $5 million in 2014 and $7 million in 2013. Contributions to these plans were approximately $5 million and $7 million in 2014 and 2013, respectively. There were no plans accounted for as multi-employer plans in 2015.
B. Postretirement Plans
Prior to the Separation from Pfizer, many of our employees were eligible to participate in postretirement plans sponsored by Pfizer. As discussed above, Pfizer is continuing to credit certain United States employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. retiree medical plans. Postretirement benefit expense associated with these U.S. retiree medical plans totaled approximately $4 million per year in 2015, 2014 and 2013 (inclusive of service cost grow-in benefits discussed above). The expected benefit payments for each of the next five years is approximately $4 million per year, and approximately $6 million in the aggregate over the remaining two years of the agreement with Pfizer.
Employees in the United States who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost of the supplemental savings plan was $2 million and $3 million in 2015 and 2014, respectively.
C. Defined Contribution Plans
Zoetis has a voluntary defined contribution plan (Zoetis Savings Plan) that allows participation by substantially all U. S. employees. Zoetis matches 100% of employee contributions, up to a maximum of 5% of each employee’s eligible compensation. The Zoetis Savings Plan also includes a profit-sharing feature that provides for an additional contribution ranging between 0 and 8 percent of each employee’s eligible compensation. All eligible employees receive the profit-sharing contribution regardless of the amount they choose to contribute to the Zoetis Savings Plan. The profit-sharing contribution is a discretionary amount provided by Zoetis and is determined on an annual basis. Employees can direct their contributions and the company's matching and profit-sharing contributions into any of the funds offered. These funds provide participants with a cross section of investing options, including the Zoetis stock fund. Through December 31, 2014, matching and profit-sharing contributions were funded through the issuance of Zoetis common stock. Beginning in 2015, these contributions were cash funded.

90 |

Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the U.S. defined contribution plans, totaled approximately $43 million in 2015, $38 million in 2014 and $35 million in 2013.

15.	Share-Based Payments
In January 2013, the Zoetis 2013 Equity and Incentive Plan (Equity Plan) became effective, in order to provide long-term incentives to, and facilitate the retention of, our employees. The principal types of stock-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock unit awards (DSUs), performance-vesting restricted stock unit awards (PSUs), and other equity-based or cash-based awards.
Twenty-five million shares of stock were approved and registered with the SEC for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2015, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 16 million shares.

A.	Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Stock options / stock appreciation rights	$20	$18	$9
RSUs / DSUs	21	14	9
PSUs	2	—	—
Pfizer stock benefit plans—direct	—	—	25
Share-based compensation expense—total(a)	$43	$32	$43
Tax benefit for share-based compensation expense	(8)	(8)	(6)
Share-based compensation expense, net of tax	$35	$24	$37

(a)	For the year ended December 31, 2015, we capitalized $1 million of share-based compensation expense to inventory.

B.	Stock Options
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
Eligible employees may receive Zoetis stock option awards. Zoetis stock option awards generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years.
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2015	2014
Expected dividend yield(a)	0.72%	0.93%
Risk-free interest rate(b)	1.79%	2.01%
Expected stock price volatility(c)	23.92%	24.72%
Expected term(d) (years)	6.5	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)
For 2015, determined using a 2-year historical volatility of the Zoetis stock price and weighting it equally against the implied volatility. The selection of the blended historical and implied volatility approach was based on our assessment that this calculation of expected volatility is more representative of future stock price trends.

For 2014, determined using implied volatility.

(d)	Determined using expected exercise and post-vesting termination patterns.

91 |

The following table provides an analysis of stock option activity for the year ended December 31, 2015:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value(a)
	Shares	Per Share	(Years)	(MILLIONS)
Outstanding, December 31, 2014	5,541,313	$28.56
Granted	862,403	46.01
Exercised	(293,355)	28.99
Forfeited	(162,642)	29.68
Outstanding, December 31, 2015	5,947,719	$31.03	7.5	$100
Exercisable, December 31, 2015	369,306	$31.68	1.9	$6

(a)	Market price of underlying Zoetis common stock less exercise price.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2015	2014
Weighted-average grant date fair value per stock option	$11.70	$8.01
Aggregate intrinsic value on exercise	5	1
Cash received upon exercise	9	2
Tax benefits realized related to exercise	2	1
Total compensation cost related to nonvested stock options not yet recognized, pre-tax	10	17
Weighted-average period over which stock option compensation is expected to be recognized (years)	0.8	1.8

C.	Restricted Stock Units (RSUs)
Restricted stock units represent the right to receive a share of our common stock that is subject to a risk of forfeiture until the restrictions lapse at the end of the vesting period subject to the recipient's continued employment. RSUs accrue dividend equivalent units and are paid in shares of our common stock upon vesting (or cash determined by reference to the value of our common stock).
RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. Zoetis RSU awards generally vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
The following table provides an analysis of RSU activity for the year ended December 31, 2015:

		Weighted-Average
		Grant Date Fair Value
	Shares	Per Share
Nonvested, December 31, 2014	1,622,974	$28.85
Granted	716,551	46.02
Vested	(221,731)	29.70
Reinvested dividend equivalents	14,672	33.14
Forfeited	(176,488)	35.98
Nonvested, December 31, 2015	1,955,978	$34.44
The following table provides data related to RSU activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS)	2015	2014
Total compensation cost related to nonvested RSU awards not yet recognized, pre-tax	$32	$24
Weighted-average period over which RSU cost is expected to be recognized (years)	1.2	1.8

D.	Deferred Stock Units (DSUs)
Deferred stock units, which are granted to non-employee compensated Directors, represent the right to receive shares of our common stock at a future date. The DSU awards will be automatically settled and paid in shares (including fractional shares) within sixty days following the Director’s separation of service on the Board of Directors.

92 |

DSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. DSUs vest immediately as of the grant date and the values are expensed at the time of grant into Selling, general and administrative expenses.
For the year ended December 31, 2015, there were no DSUs granted. For the year ended December 31, 2014, Zoetis granted 36,256 DSUs at a grant date weighted-average fair value of $30.89 per stock unit. As of December 31, 2015 and 2014, there were 72,246 and 71,727 DSUs outstanding, respectively, including dividend equivalents.
E. Performance-Vesting Restricted Stock Units (PSUs)
Performance-vesting restricted stock units, which are granted to eligible senior management, represent the right to receive a share of our common stock that is subject to a risk of forfeiture until the restrictions lapse, which include continued employment through the end of the vesting period and the attainment of performance goals. PSUs represent the right to receive shares of our common stock in the future (or cash determined by reference to the value of our common stock).
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 21.8% and 23.5%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
The following table provides an analysis of PSU activity for the year ended December 31, 2015:

		Weighted-Average
		Grant Date Fair Value
	Shares	Per Share
Nonvested, December 31, 2014	—	$—
Granted	157,130	63.14
Vested	(421)	63.14
Reinvested dividend equivalents	816	63.14
Forfeited	(15,092)	63.14
Nonvested, December 31, 2015	142,433	$63.14
The following table provides data related to PSU activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS)	2015	2014
Total compensation cost related to nonvested PSU awards not yet recognized, pre-tax	$7	$—
Weighted-average period over which PSU cost is expected to be recognized (years)	2.1	—

F.	Other Equity-Based or Cash-Based Awards.
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.

G.	Accelerated Vesting of Outstanding Equity Awards
As a result of our operational efficiency initiative and supply network strategy, the company accelerated the vesting, and in some cases the settlement on a pro-rata basis, of outstanding RSUs of terminated employees, subject, in each case, to the requirements of Section 409A of the U.S. Internal Revenue Code, the terms of the Equity Plan and the applicable award agreements, and any outstanding deferral elections. Generally, unvested stock options previously granted to terminated employees accelerated in full, and employees generally have the ability to exercise the stock options for three months after termination. Zoetis employees who held stock options and were retirement eligible as of their termination date generally have the full term of the stock option to exercise. In addition, outstanding PSUs of terminated employees vested on a pro-rata basis will be settled on or after the third anniversary of the grant date, subject to the achievement of performance goals. The unvested portion of RSUs and PSUs were forfeited.
The accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards resulted in the recognition of additional stock-based compensation expense for the year ended December 31, 2015, of approximately $2 million, which is included in Restructuring charges and certain acquisition-related costs.

H.	Treatment of Outstanding Pfizer Equity Awards
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

93 |

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

16.	Stockholders' Equity
Zoetis is authorized to issue 6,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock.
Changes in common shares and treasury stock were as follows:

(MILLIONS OF DOLLARS AND SHARES)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance, December 31, 2013	500.008	—	$—
Stock-based compensation(a)	0.104	0.015	0.5
Defined contribution plan	1.230	—	—
Balance, December 31, 2014	501.342	0.015	0.5
Stock-based compensation(a)	0.466	0.057	3.5
Share repurchase program(b)	—	4.336	199.1
Balance, December 31, 2015	501.808	4.408	$203.1

(a)
Treasury shares associated with stock-based compensation are reacquired from employees to satisfy tax withholding requirements on the vesting and exercise of awards under our equity compensation plan. For additional information regarding share-based compensation, see Note 15. Share-Based Payments.

(b)
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of December 31, 2015, there were approximately $301 million remaining under this authorization. There were no share repurchases under this program during the years ended December 31, 2014 and 2013.

A. Shareholder rights plan
In November 2014, the company adopted a one-year shareholder rights plan. Under the plan, one preferred stock purchase right was distributed for each share of common stock held by stockholders of record on November 24, 2014. The rights expired on November 16, 2015, and the shareholder rights plan is no longer in effect.
B. Accumulated other comprehensive income (loss)
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation			Accumulated
	Derivatives	Adjustment	Benefit Plans		Other
	Net Unrealized	Net Unrealized	Actuarial		Comprehensive
(MILLIONS OF DOLLARS)	Losses	Losses	Gains/(Losses)		Loss
Balance, December 31, 2012	$—	$(152)	$(5)		$(157)
Other comprehensive loss, net of tax	—	(54)	(2)		(56)
Separation adjustments(a)	—	(6)	—		(6)
Balance, December 31, 2013	—	(212)	(7)		(219)
Other comprehensive loss, net of tax	—	(124)	(7)	(b)	(131)
Pension plan transfers from Pfizer Inc.(c)	—	—	(11)		(11)
Balance, December 31, 2014	—	(336)	(25)		(361)
Other comprehensive gain/(loss), net of tax	(2)	(268)	9		(261)
Balance, December 31, 2015	$(2)	$(604)	$(16)		$(622)

(a)	See Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation.

(b)	Includes the 2014 settlement charge associated with the 2012 sale of our Netherlands manufacturing facility. See Note 14. Benefit Plans.

(c)	Relates to transfers of defined benefit pension plans from Pfizer Inc. and the reclassification from Additional Paid in Capital to Accumulated Other Comprehensive Loss. See Note 14. Benefit Plans.

94 |

17.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2015	2014	2013
Numerator
Net income before allocation to noncontrolling interests	$339	$587	$503
Net income/(loss) attributable to noncontrolling interests	—	4	(1)
Net income attributable to Zoetis Inc.	$339	$583	$504
Denominator
Weighted-average common shares outstanding	499.707	501.055	500.002
Common stock equivalents: stock options, RSUs, DSUs and PSUs	2.312	0.970	0.315
Weighted-average common and potential dilutive shares outstanding	502.019	502.025	500.317
Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.68	$1.16	$1.01
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.68	$1.16	$1.01
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were approximately 1 million shares as of December 31, 2015, and were de minimis as of both December 31, 2014, and 2013.

18.	Commitments and Contingencies
We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 9. Tax Matters.

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
We have accrued for losses that are both probable and reasonably estimable. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions.
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

95 |

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
We have settled approximately 155 of these claims for amounts that are not material individually or in the aggregate. Investigations into possible causes of BNP continue and these settlements may not be representative of any future claims resolutions.
Advocin
On January 30, 2012, Bayer filed a complaint against Pfizer in federal district court alleging infringement and inducement of infringement of Bayer U.S. patent No. 5,756,506 covering, among other things, a process for treating bovine respiratory disease (BRD) by administering a single high dose of fluoroquinolone. The complaint was filed after our product Advocin® was approved as a single dose treatment of BRD, in addition to its previous approval as a multi-dose treatment of BRD. Bayer seeks a permanent injunction, damages and a recovery of attorney's fees, and has demanded a jury trial. Discovery has now concluded. We have filed motions for summary judgment of non-infringement and invalidity of the Bayer patent, which are currently pending before the Court.
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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature, and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. The prosecutor, however, denied the proposal and reiterated his request that each defendant agree to become a signatory to the Term of Reference, as originally proposed. On October 5, 2015, we informed the prosecutor of our decision not to sign the Term Reference and requested a face-to-face meeting to clarify the scope and methodology of the preliminary assessment, to understand the exact reasons for the rejection of our proposal to engage a technical consultant, and to discuss alternative scenarios. The prosecutor granted our request and the meeting was held on November 6, 2015, at which we provided clarifications and additional information. At the request of the prosecutor, on November 13, 2015, we submitted a letter rendering additional clarification regarding the proposal to conduct a limited study at the site. The prosecutor is still assessing this information.
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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (“Restaurant Recycling”) and Superior Feed Ingredients, LLC (“Superior”), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was

96 |

served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint Complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The Complaint raises only one count against Zoetis for negligence. We filed an Answer to the Complaint on November 2, 2015, denying the allegation. We believe we have strong arguments against all claims.
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC (previously having the name Zoetis Products LLC). Alpharma LLC’s involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of Euro 11 million (approximately $14 million) and was reimbursed by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2015, recorded amounts for the estimated fair value of these indemnifications are not significant.
C. Purchase Commitments
As of December 31, 2015, we have agreements totaling $76 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing and information technology services.
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
Term and termination. The Brazil Leases will last for a period of five years commencing on September 28, 2012. The Real Property Lease provides for automatic renewals for successive periods of one year at Laboratórios's discretion, unless notice of non-renewal is provided by Laboratórios. If

97 |

the term of the Real Property Lease is extended, the term of the Fixed Asset Lease shall be extended for the same period by executing an amendment to such lease.
The Brazil Leases terminate at any time if agreed upon by the parties. The Brazil Leases also terminate upon satisfaction of certain regulatory conditions that will permit the animal health manufacturing operations of Laboratórios to be transferred to Zoetis Brazil and the human pharmaceutical manufacturing operations of Laboratórios to be transferred to another facility of Laboratórios or to a party contracted by the latter. The Fixed Asset Lease automatically terminates upon the termination of the Real Property Lease or, subject to certain conditions, the master manufacturing and supply agreement that provides for Zoetis-supplied products. The Real Property Lease automatically terminates upon the termination of the Fixed Asset Lease or the expropriation of the property and cannot be terminated by Zoetis Brazil prior to termination of the master manufacturing and supply agreement that provides for Zoetis-supplied products. In the event the property is partially or completely destroyed, Laboratórios has the option to terminate the Real Property Lease.
E. Commitments under Operating Leases
We have facilities, vehicles and office equipment under various non-cancellable operating leases with third parties. Total rent expense, net of sublease rental income, was approximately $26 million in 2015, $29 million in 2014 and $32 million in 2013.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2015, follow:

						After
(MILLIONS OF DOLLARS)	2016	2017	2018	2019	2020	2020	Total
Maturities	$27	$25	$20	$14	$10	$53	$149

19.	Segment, Geographic and Other Revenue Information

A.	Segment Information
In the second quarter of 2015, we changed our segment reporting structure to reflect the way management makes operating decisions. We consolidated our prior Europe/Africa/Middle East (EuAfME), Canada/Latin America (CLAR) and Asia/Pacific (APAC) operating segments into one operating segment. As a result, the company's new segment reporting structure consists of two reportable segments: the United States and International. We also recategorized certain costs that are not allocated to our operating segments. There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the changes in our segment structure. The prior period presentation has been revised to reflect the new segment reporting structure.
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

•
Certain transactions and events such as (i) Purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, where we incur costs associated with acquiring, integrating and restructuring acquired businesses, such as transaction costs, integration costs and restructuring charges associated with asset restructuring; and (iii) Certain significant items, which comprise substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis, such as certain costs related to becoming an independent public company, restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, certain asset impairment charges, certain legal and commercial settlements and the impact of divestiture-related gains and losses.

•
Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.

98 |

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $7.9 billion and $6.6 billion at December 31, 2015, and 2014, respectively.
Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013	2015	2014	2013
Year ended
U.S.
Revenue	$2,328	$2,059	$1,902
Cost of Sales	551	482	460
Gross Profit	1,777	1,577	1,442
Gross Margin	76.3%	76.6%	75.8%
Operating Expenses	389	401	397
Other (income)/deductions	(2)	—	—
U.S. Earnings	1,390	1,176	1,045	$24	$33	$43

International
Revenue(b)	2,386	2,676	2,606
Cost of Sales	873	964	960
Gross Profit	1,513	1,712	1,646
Gross Margin	63.4%	64.0%	63.2%
Operating Expenses	570	685	691
Other (income)/deductions	2	2	6
International Earnings	941	1,025	949	46	50	53

Total operating segments	2,331	2,201	1,994	70	83	96

Other business activities	(293)	(318)	(317)	26	28	28
Reconciling Items:
Corporate	(606)	(559)	(555)	40	31	23
Purchase accounting adjustments	(57)	(51)	(48)	53	51	48
Acquisition-related costs	(21)	(8)	(22)	—	—	—
Certain significant items(c)	(592)	(205)	(240)	6	5	5
Other unallocated	(217)	(240)	(122)	4	6	9
Total Earnings(d)	$545	$820	$690	$199	$204	$209

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros were $593 million in 2015, $710 million in 2014, and $693 million in 2013.

(c)
For 2015, certain significant items primarily includes: (i) Zoetis stand up costs of $118 million; (ii) charges related to our operational efficiency initiative and supply network strategy of $373 million, (iii) charges of $93 million of foreign currency losses related to the Venezuela revaluation; (iv) impairment charges of $3 million related to assets held by our joint venture in Taiwan, currently classified as assets held for sale, and an impairment of IPR&D assets related to the termination of a canine oncology project of $2 million; and (v) charges due to unusual investor-related activities of $3 million. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, accelerated vesting and associated cash payment related to certain Pfizer equity awards, and certain legal registration and patent assignment costs.

For 2014, certain significant items primarily includes: (i) Zoetis stand-up costs of $168 million; (ii) charges related to a commercial settlement in Mexico of $13 million, partially offset by the insurance recovery of $1 million; (iii) restructuring charges of $12 million related to employee termination costs in Europe and $6 million related to employee termination costs in our global manufacturing operations, partially offset by a $2 million benefit related to the reversal of a previously established reserve as a result of a change in estimate of employee termination costs; (iv) intangible asset impairment charges related to an IPR&D project acquired with the FDAH acquisition in 2009 of $6 million; (v) costs of $5 million due to unusual investor-related activities; (vi) the Zoetis portion of a net gain on the sale of land by our Taiwan joint venture of $3 million income, and the net gain on the government-mandated sale of certain product rights in Argentina that were acquired with the FDAH acquisition in 2009 of $2 million income; (vii) additional depreciation associated with asset restructuring of $1 million; (viii) a pension plan settlement charge related to a divestiture of a manufacturing plant of $4 million; and (ix) an insurance recovery of other litigation related charges of $2 million income.

99 |

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

(d)	Defined as income before provision for taxes on income.
B. Geographic Information
Revenue exceeded $100 million in each of eight countries outside the United States in 2015, and in each of nine countries outside the United States in 2014 and in each of eight countries outside the United States in 2013. The United States was the only country to contribute more than 10% of total revenue in each year.
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2015	2014
U.S.	$916	$867
International	391	451
Property, plant and equipment, less accumulated depreciation	$1,307	$1,318

C.	Other Revenue Information
Significant Customers
We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. We sell our companion animal products primarily to veterinarians who then sell the products to pet owners. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 14%, 11% and 11% of total revenue for 2015, 2014, and 2013, respectively.
Revenue by Species
Significant species revenue is as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Livestock:
Cattle	$1,680	$1,747	$1,628
Swine	668	695	652
Poultry	525	568	551
Other	85	93	85
	2,958	3,103	2,916
Companion Animal:
Horses	162	182	179
Dogs and Cats	1,594	1,450	1,413
	1,756	1,632	1,592

Contract Manufacturing	51	50	53

Total revenue	$4,765	$4,785	$4,561
Revenue by Major Product Category
Significant revenue by major product category is as follows:

100 |

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2015	2014	2013
Anti-infectives	$1,305	$1,398	$1,295
Vaccines	1,149	1,212	1,189
Parasiticides	651	708	691
Medicated feed additives	505	479	446
Other pharmaceuticals	910	783	739
Other non-pharmaceuticals	194	155	148
Contract manufacturing	51	50	53
Total revenue	$4,765	$4,785	$4,561

20.	Transactions and Agreements with Pfizer
Zoetis had related party transactions with Pfizer through the completion of the Exchange Offer on June 24, 2013. As of the completion of the Exchange Offer, Pfizer is no longer a related party. Activities while Pfizer was a related party, as well as ongoing agreements with Pfizer, are detailed below.

A.	Pre-Separation Period
In the pre-Separation period, Pfizer provided significant corporate, manufacturing and shared services functions and resources to us. Our consolidated financial statements as of and for the year ended December 31, 2013, respectively, reflect an allocation of these costs. For further information about the cost allocations for these services and resources, see Note 3A. Basis of Presentation: Basis of Presentation Prior to the Separation. Management believes that these allocations are a reasonable reflection of the services received. However, these allocations may not reflect the expenses that would have been incurred if we had operated as an independent public company for the period presented.
Pfizer used a centralized approach to cash management and financing its operations. In the pre-Separation period, cash deposits were remitted to Pfizer on a regular basis and were reflected in business unit equity and, similarly, Zoetis' cash disbursements were funded through Pfizer's cash accounts and were reflected within Business unit equity.

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

101 |

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

•
Manufacturing Facilities. Our global manufacturing network consists of 17 “anchor” manufacturing sites and 11 “satellite” manufacturing sites. Ownership of, or the existing leasehold interest in, these facilities were conveyed to us by Pfizer as part of the Separation. Among these 28 manufacturing sites is our facility in Guarulhos, Brazil, which we leased back to Pfizer. Certain of our products are currently manufactured at 11 manufacturing sites that were retained by Pfizer. The products manufactured by Pfizer at these sites and at our Guarulhos, Brazil facility continue to be supplied to us under the terms of a manufacturing and supply agreement we entered into with Pfizer.

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
In 2014, Zoetis and Pfizer entered into an agreement whereby Pfizer agreed to transfer certain product registration and application rights associated with our operations in Indonesia. The fair value of these rights, as agreed by both parties, was $8 million, recorded in Identifiable intangible assets, less accumulated amortization, and payable by Zoetis to Pfizer in four annual installments of $2 million each, beginning in October 2014. At December 31, 2015, the remaining payable to Pfizer was included in Other current liabilities ($2 million) and Other noncurrent liabilities ($2 million).
At December 31, 2015, and 2014, $17 million and $24 million, respectively, was included in Accounts receivable as receivable from Pfizer, and $35 million and $42 million, respectively, was included in Accounts payable as payable to Pfizer.

102 |

21.    Selected Quarterly Financial Data (Unaudited)

(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	FIRST	SECOND	THIRD	FOURTH
2015:
Revenue	$1,102	$1,175	$1,214	$1,274
Costs and expenses(a)	871	936	928	1,165
Restructuring charges and certain acquisition-related costs(b)	1	266	13	40
Income before provision for taxes on income	230	(27)	273	69
Provision for taxes on income	65	9	83	49
Net income before allocation to noncontrolling interests	165	(36)	190	20
Net income/(loss) attributable to noncontrolling interests	—	1	1	(2)
Net income/(loss) attributable to Zoetis	$165	$(37)	$189	$22
Earnings per common share--basic	$0.33	$(0.07)	$0.38	$0.04
Earnings per common share--diluted	$0.33	$(0.07)	$0.38	$0.04
2014:
Revenue	$1,097	$1,158	$1,210	$1,320
Costs and expenses(a)	867	953	970	1,150
Restructuring charges and certain acquisition-related costs(b)	3	5	2	15
Income before provision for taxes on income	227	200	238	155
Provision for taxes on income	72	61	71	29
Net income before allocation to noncontrolling interests	155	139	167	126
Net income/(loss) attributable to noncontrolling interests	—	3	1	—
Net income attributable to Zoetis	$155	$136	$166	$126
Earnings per common share--basic	$0.31	$0.27	$0.33	$0.25
Earnings per common share--diluted	$0.31	$0.27	$0.33	$0.25

(a)
Costs and expenses in the fourth quarter reflect seasonal trends as well as the 2015 Venezuela revaluation. For additional information, see Note 8. Foreign Currency Loss Related to Venezuela Revaluation.

(b)
The second quarter of 2015 includes a charge for employee termination benefits associated with our operational efficiency initiative and supply network strategy.   For additional information, see Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

22.	Subsequent Events
On January 5, 2016, we announced a business transfer agreement with the India-based pharmaceutical company Zydus Cadila (Cadila Healthcare Ltd.) to sell our manufacturing site in Haridwar, India. The agreement also includes the divestment of a portfolio of our products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, anti-infectives, parasiticides, and nutritionals for livestock, sold primarily in India. This transaction was subsequently completed on February 17, 2016. We received approximately $28 million in cash, subject to working capital adjustments. This site was included within held for sale classification as of December 31, 2015. See Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures.
On January 11, 2016, the European Commission (EC) issued a press release announcing its conclusion that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid and ordering the Belgian authorities to recover benefits from taxpayers who are parties to an Excess Profit Ruling (EPR) agreement. The EC’s decision, once published, can be challenged before the Court of Justice of the European Union by Belgium, other Member States, and other parties who are directly and individually concerned, such as the company. As a result of the decision, the company expects to record a net charge in the first quarter of 2016 of up to $45 million. This does not include any benefits associated with a successful appeal of the decision, nor does it reflect guidance we expect to receive from the Belgian government on the methodology and timing of the recovery of prior tax benefits. The net charge of up to $45 million relates to recovery of benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal.
On January 14, 2016, we announced a share purchase agreement with Yung Shin Pharmaceutical Industrial Co., Ltd., a pharmaceutical company with an animal health business and headquarters in Taiwan, to divest our 55 percent ownership share of our Taiwan joint venture including our manufacturing site in Hsinchu, Taiwan. The agreement also includes the divestment of a portfolio of products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, anti-infective medicines and nutritional premixes for livestock, sold primarily in Taiwan and in international markets. Under the agreement, Zoetis will receive approximately $13 million in cash. We expect to complete the transaction in the second quarter of 2016, pending the successful completion of customary regulatory review in Taiwan. The assets and liabilities of the joint venture were included within held for sale classification as of December 31, 2015. See Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures.

103 |

On February 12, 2016, we completed the sale to Huvepharma of two of our manufacturing sites in the United States: Laurinburg, North Carolina, and Longmont, Colorado. Huvepharma also assumed the assets and operations and the lease of our manufacturing and distribution site in Van Buren, Arkansas. See Note 5B. Acquisitions, Divestitures and Certain Investments: Divestitures for additional information regarding the terms of the sale. These sites were included within held for sale classification as of December 31, 2015. These site exits represent three of the ten sites we plan to exit as part of our operational efficiency program. We received approximately $48 million in initial cash consideration, including approximately $8 million related to transferred inventory, and expect to receive additional cash consideration for inventory transfers once certain conditions are met.
On February 19, 2016, we further amended a financial covenant to our revolving credit agreement. In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013. The credit facility contained a financial covenant requiring us not to exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for any period of four consecutive fiscal quarters), for the fiscal years ending 2013, 2014, 2015 and thereafter. On November 2, 2015, we amended this financial covenant to increase the maximum total leverage ratio for fiscal 2015 from 3.50:1 to 4.25:1 only upon entering into a material acquisition. On November 10, 2015, we designated the acquisition of Pharmaq a material acquisition under the revolving credit agreement. (See Note 10. Financial Instruments). On February 19, 2016, we further amended this financial covenant to add back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the second quarter of 2015, related to our operational efficiency program announced on May 5, 2015, in an aggregate amount for all such charges not to exceed $237 million) and Venezuela-related charges (defined as the write-down, impairment and other charges recorded by the company during the fourth quarter of 2015 relating to Venezuela, in an aggregate amount for all such charges not to exceed $95 million).

104 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,				Balance,
	Beginning of				End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions		Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$32	$9	$(7)		$34

Year Ended December 31, 2014
Allowance for doubtful accounts	31	5	(4)		32

Year Ended December 31, 2013
Allowance for doubtful accounts	49	6	(24)	(a)	31

(a) Primarily reflects Separation Adjustments (see Notes to Consolidated Financial Statements—Note 2B. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer: Adjustments Associated with the Separation) as well as an adjustment related to improved accounts receivable collection experience.

105 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2015, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. This evaluation excluded Pharmaq which represents approximately 8% of our consolidated assets, including goodwill, as of December 31, 2015.
Changes in Internal Controls
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
During our most recent fiscal quarter, other than the effects of the acquisition of Pharmaq and the migration to an enterprise-wide solution, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

106 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2016 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2016 Proxy Statement. Information about Zoetis Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Corporate Governance at Zoetis in our 2016 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2016 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2016 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2016 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2016 Proxy Statement.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2016 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationship with Pfizer
On February 1, 2013, our Class A common stock began trading on the New York Stock Exchange (NYSE) under the symbol “ZTS.” On February 6, 2013, an IPO of our Class A common stock was completed, which represented approximately 19.8% of our total outstanding shares. Prior to and in connection with the IPO, we completed a $3.65 billion senior notes offering (senior notes offering) and Pfizer transferred to us substantially all of the assets and liabilities of their animal health business. We did not receive any of the proceeds from the IPO. We paid an amount of cash equal to substantially all of the net proceeds that we received in the senior notes offering to Pfizer prior to the completion of the IPO. On June 24, 2013, an exchange offer (the Exchange Offer) was completed whereby Pfizer shareholders exchanged a portion of Pfizer common stock for Zoetis common stock, resulting in the full separation of Zoetis and the disposal of Pfizer's entire ownership and voting interest in Zoetis. We refer to the transactions to separate our business from Pfizer, as described here and elsewhere in this 2015 Annual Report, as the “Separation.” For additional information, see Notes to Consolidated Financial Statements—Note 2. The Separation, Adjustments Associated with the Separation, Senior Notes Offering, Initial Public Offering and Exchange Offer.
In connection with the IPO and the Separation, we and Pfizer entered into certain agreements that provide a framework for our ongoing relationship with Pfizer. Of the agreements summarized below, the material agreements are filed as exhibits to this 2015 Annual Report, and the summaries of these agreements set forth the terms of the agreements that we believe are material. The summaries below are qualified in their entirety by reference to the full text of such agreements.
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

107 |

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
We pay Pfizer mutually agreed-upon fees for the Pfizer services, which are based on Pfizer's costs of providing the Pfizer services. During the two years following the completion of the IPO (from February 6, 2013, through February 5, 2015), the markup for these services was 0% and, for the remainder of the term of the agreement, Pfizer may introduce a markup of 7%. For the services which Pfizer continues to provide to Zoetis under this agreement, a 7% markup applied for 2015 and will apply for the remainder of 2016. We are able to request good faith negotiations of the applicable fees if we believe that the fees materially overcompensate Pfizer for any of the Pfizer services and Pfizer has reciprocal rights if it believes the fees materially under compensate Pfizer. Third-party costs are passed through to us at Pfizer's or its affiliates' cost.
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

108 |

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
Research and development collaboration and license agreement
We entered into an R&D collaboration and license agreement with Pfizer immediately prior to the completion of the IPO. Under the agreement, nominated employees could request permission (known as “intent to access”) to conduct certain limited research activities. The most recent amendment allows nominated employees to openly discuss potential opportunities with Pfizer. If Zoetis requests intent to access for one of these opportunities and Pfizer grants it, then Zoetis can conduct permitted research activities to further assess the opportunity. To conduct further R&D on the class of compounds identified during intent to access, we must request permission (known as “approval in principle”) from a joint steering committee described below and any approval will be subject to any restrictions specified by the joint steering committee. Certain compounds that we began researching prior to the completion of the IPO were granted approval in principle as of the completion of the IPO.
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

109 |

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

110 |

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

111 |

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

112 |

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

113 |

A copy of our related person transaction approval policy is available on our website.
Director Independence
Nine of our directors (Paul M,. Bisaro, William F. Doyle, Michael B. McCallister, Sanjay Khosla, Gregory Norden, Louise M. Parent, Willie M. Reed, Robert W. Scully and William C. Steere, Jr.) are independent under the applicable rules of the NYSE and the Exchange Act.
Item 14. Principal Accounting Fees and Services.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2015 and 2014 is incorporated by reference from the discussion under the heading Item 3—Ratification of Independent Registered Public Accounting Firm in our 2016 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Independent Registered Public Accounting Firm in our 2016 Proxy Statement.

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

Name	Title	Date

/S/ JUAN RAMÓN ALAIX	Chief Executive Officer and Director	February 24, 2016
Juan Ramón Alaix	(Principal Executive Officer)

/S/ PAUL S. HERENDEEN	Executive Vice President and	February 24, 2016
Paul S. Herendeen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 24, 2016
Michael B. McCallister

/S/ PAUL M. BISARO	Director	February 24, 2016
Paul M. Bisaro

/S/ FRANK A. D'AMELIO	Director	February 24, 2016
Frank A. D’Amelio

/S/ WILLIAM F. DOYLE	Director	February 24, 2016
William F. Doyle

/S/ SANJAY KHOSLA	Director	February 24, 2016
Sanjay Khosla

/s/ GREGORY NORDEN	Director	February 24, 2016
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 24, 2016
Louise M. Parent

/S/ WILLIE M. REED	Director	February 24, 2016
Willie M. Reed

/s/ ROBERT W. SCULLY	Director	February 24, 2016
Robert W. Scully

/S/ WILLIAM C. STEERE, JR.	Director	February 24, 2016
William C. Steere, Jr.

116 |

The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 2.1	Share Purchase Agreement, dated as of November 2, 2015, by and among SalarLux Parent S.à.r.l., Salar Invest AS and Zoetis Inc. (incorporated by reference to Exhibit 2.1 to Zoetis Inc.'s Current Report on Form 8-K filed on
November 2, 2015)
Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Quarterly
Report on Form 10-Q filed on November 10, 2014)
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016†
Exhibit 4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Zoetis Inc.’s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.1 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015)
Exhibit 4.5	Form of 1.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.5 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.6	Form of 3.450% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015)
Exhibit 4.7	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.6 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.8	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015)
Exhibit 4.9	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.7 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.2	Transitional Services Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.3	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.4	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)
Exhibit 10.5	Employee Matters Agreement (incorporated by reference to Exhibit 10.5 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 10.6	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.7	Pfizer Inc. Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments
(incorporated by reference to Exhibit 10.7 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.8	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)
Exhibit 10.9	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013)

117 |

Exhibit 10.10	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.11	Private Instrument of Non Residential Lease Agreement and Others, dated September 28, 2012, by and between PAH Brasil
Participações Ltda. and Laboratórios Pfizer Ltda. (incorporated by reference to Exhibit 10.11 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.12	Private Instrument of Lease Agreement Movable Assets and Others, dated September 28, 2012, by and between PAH Brasil
Participações Ltda. and Laboratórios Pfizer Ltda. (incorporated by reference to Exhibit 10.12 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.14	Master Manufacturing and Supply Agreement, dated October 1, 2012, by and between Pfizer Inc. and Zoetis Inc. (Pfizer as as manufacturer) (incorporated by reference to Exhibit 10.14 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 10.15	Registration Rights Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.15 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013)
Exhibit 10.16	Zoetis Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013)*
Exhibit 10.17	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013)*
Exhibit 10.18	Revolving Credit Agreement, dated as of December 21, 2012, among Zoetis Inc., the lenders named therein and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.19	Amendment, dated as of November 2, 2015, to the Revolving Credit Agreement, dated as of December 21, 2012, by and among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
(incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Current Report on Form 8-K filed on November 2, 2015)
Exhibit 10.20	Amendment No. 2, dated as of February 19, 2016, to the Revolving Credit Agreement, dated as of December 21, 2012, by and among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent†
Exhibit 10.21	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.22	Registration Rights Agreement, dated as of January 28, 2013, by and among Zoetis Inc. and Merrill Lynch, Pierce, Fenner &
Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.20 of Zoetis Inc.'s registration statement on Form
S-1 (File No. 333-183254))
Exhibit 10.23	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013)*
Exhibit 10.24	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013)*
Exhibit 10.25	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.22 on Form 10-K filed on March 28, 2013)*
Exhibit 10.26	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013)*
Exhibit 10.27	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015)*
Exhibit 10.28	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015)*
Exhibit 10.29	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015)*

118 |

Exhibit 10.30	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to
Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015)*
Exhibit 10.31	Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s
Current Report on Form 8-K filed on May 7, 2013)*
Exhibit 10.32	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013)*
Exhibit 10.33	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014*
Exhibit 10.34	Severance and Release Agreement between the Registrant and Richard A. Passov, effective April 21, 2014
(incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2014)*
Exhibit 10.35	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014)*
Exhibit 10.36	Offer Letter between Zoetis Inc. and Paul Herendeen, dated July 31, 2014 (incorporated by reference to Exhibit 10.3 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
Exhibit 10.37	Letter Agreement, dated as of February 3, 2015, by and among Zoetis and Pershing Square Capital Management, L.P.
and certain affiliates thereof and Sachem Head Capital Management LP and certain affiliates thereof (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on February 4, 2015
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges †
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith
*	Management contracts or compensatory plans or arrangements

119 |