Form 10-Q
period 2016-04-03
Zoetis Inc.
filed 2016-05-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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
At April 29, 2016, there were 496,202,370 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2016	2015
Revenue	$1,162	$1,102
Costs and expenses:
Cost of sales(a)	389	394
Selling, general and administrative expenses(a)	315	354
Research and development expenses(a)	90	80
Amortization of intangible assets(a)	21	15
Restructuring charges and certain acquisition-related costs	2	1
Interest expense, net of capitalized interest	43	28
Other (income)/deductions—net	(30)	—
Income before provision for taxes on income	332	230
Provision for taxes on income	128	65
Net income before allocation to noncontrolling interests	204	165
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$204	$165
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.41	$0.33
Diluted	$0.41	$0.33
Weighted-average common shares outstanding:
Basic	497.4	501.1
Diluted	499.5	503.2
Dividends declared per common share	$0.095	$0.083

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Net income before allocation to noncontrolling interests	$204	$165
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments, net	2	(118)
Benefit plans: Actuarial gains, net(a)	1	1
Total other comprehensive income/(loss), net of tax	3	(117)
Comprehensive income before allocation to noncontrolling interests	207	48
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(1)	1
Comprehensive income attributable to Zoetis Inc.	$208	$47

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	December 31,
	2016	2015
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$675	$1,154
Accounts receivable, less allowance for doubtful accounts of $32 in 2016 and $34 in 2015	908	937
Inventories	1,461	1,467
Assets held for sale	27	71
Other current assets	236	201
Total current assets	3,307	3,830
Property, plant and equipment, less accumulated depreciation of $1,248 in 2016 and $1,208 in 2015	1,317	1,307
Goodwill	1,459	1,455
Identifiable intangible assets, less accumulated amortization	1,210	1,190
Noncurrent deferred tax assets	112	82
Other noncurrent assets	48	49
Total assets	$7,453	$7,913

Liabilities and Equity
Short-term borrowings	$4	$5
Current portion of long-term debt	—	400
Accounts payable	210	293
Dividends payable	49	47
Accrued expenses	552	676
Accrued compensation and related items	166	234
Income taxes payable	118	63
Liabilities associated with assets held for sale	4	4
Other current liabilities	60	59
Total current liabilities	1,163	1,781
Long-term debt, net of discount and issuance costs	4,464	4,463
Noncurrent deferred tax liabilities	270	264
Other taxes payable	123	63
Other noncurrent liabilities	246	251
Total liabilities	6,266	6,822
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,835 and 501,808,229 shares issued; 496,416,809 and 497,400,113 shares outstanding at April 3, 2016, and December 31, 2015, respectively	5	5
Treasury stock, at cost, 5,475,026 and 4,408,116 shares of common stock at April 3, 2016, and December 31, 2015, respectively	(245)	(203)
Additional paid-in capital	1,007	1,012
Retained earnings	1,016	876
Accumulated other comprehensive loss	(618)	(622)
Total Zoetis Inc. equity	1,165	1,068
Equity attributable to noncontrolling interests	22	23
Total equity	1,187	1,091
Total liabilities and equity	$7,453	$7,913

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2014	$5	$—	$958	$709	$(361)	$26	$1,337
Three months ended March 29, 2015
Net income	—	—	—	165	—	—	165
Other comprehensive income/(loss)	—	—	—	—	(118)	1	(117)
Share-based compensation awards(b)	—	(2)	10	—	—	—	8
Treasury stock acquired(c)	—	(47)	—	—	—	—	(47)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(42)	—	—	(42)
Balance, March 29, 2015	$5	$(49)	$969	$832	$(479)	$27	$1,305

Balance, December 31, 2015	$5	$(203)	$1,012	$876	$(622)	$23	$1,091
Three months ended April 3, 2016
Net income	—	—	—	204	—	—	204
Other comprehensive income/(loss)	—	—	—	—	4	(1)	3
Share-based compensation awards (b)	—	34	(6)	(15)	—	—	13
Treasury stock acquired(c)	—	(76)	—	—	—	—	(76)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(49)	—	—	(49)
Balance, April 3, 2016	$5	$(245)	$1,007	$1,016	$(618)	$22	$1,187

(a)
As of April 3, 2016, and March 29, 2015, there were 496,416,809 and 500,367,604 outstanding shares of common stock, respectively, and 5,475,026 and 1,087,313 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 13. Stockholders' Equity.

(b)
Includes the issuance of shares of Zoetis Inc. common stock and the reissuance of treasury stock in connection with the vesting of employee share-based awards. Upon reissuance of treasury stock, differences between the proceeds from reissuance and the cost of the treasury stock that result in gains are recorded in Additional paid-in capital. Losses are recorded in Additional paid-in capital to the extent that they can offset previous gains. If no such credit exits, the differences are recorded in Retained earnings. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information, see Note 12. Share-Based Payments and Note. 13. Stockholders' Equity.

(c)	Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information, see Note 13. Stockholders' Equity.

(d)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 11. Benefit Plans.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Operating Activities
Net income before allocation to noncontrolling interests	$204	$165
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	57	48
Share-based compensation expense	9	10
Restructuring, net of payments	2	—
Asset write-offs and asset impairments	—	1
Gains on sales of assets	(33)	—
Provision for losses on inventory	16	18
Deferred taxes	(25)	(3)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	1	3
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	21	(4)
Inventories	(3)	(77)
Other assets	(36)	(5)
Accounts payable	(84)	(26)
Other liabilities	(193)	(82)
Other tax accounts, net	114	11
Net cash provided by operating activities	51	60
Investing Activities
Purchases of property, plant and equipment	(45)	(45)
Acquisitions	(12)	(230)
Net proceeds from sales of assets	75	1
Net cash provided by (used in) investing activities	18	(274)
Financing Activities
Decrease in short-term borrowings, net	(1)	(5)
Principal payments on long-term debt	(400)	—
Payment of contingent consideration related to previously acquired assets	(22)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares and excess tax benefits(a)	3	1
Purchases of treasury stock(b)	(76)	(48)
Cash dividends paid	(47)	(42)
Net cash used in financing activities	(543)	(94)
Effect of exchange-rate changes on cash and cash equivalents	(5)	(15)
Net decrease in cash and cash equivalents	(479)	(323)
Cash and cash equivalents at beginning of period	1,154	882
Cash and cash equivalents at end of period	$675	$559

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$49	$52
Interest, net of capitalized interest	58	58
Non-cash transactions:
Purchases of property, plant and equipment	9	10
Contingent purchase price consideration	27	22
Dividends declared, not paid	49	42

(a)	Effective 2016, excess tax benefits are reflected within operating activities. See Note 3. Significant Accounting Policies for additional information.

(b)	Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information, see Note 13. Stockholders' Equity.

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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals.

2.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three-month periods ended February 28, 2016, and February 22, 2015.
We follow a 13-week quarterly accounting cycle pursuant to which the first three quarters end on a Sunday and the fiscal year always ends on December 31 for our operations in the United States and on November 30 for subsidiaries operating outside the United States. As a result of this convention, the first quarter of fiscal 2016 had six additional days and the fourth quarter of fiscal 2016 will have five less days compared with the respective quarters of fiscal 2015. The first quarter of fiscal 2016 ended on April 3, 2016, while the first quarter of fiscal 2015 ended on March 29, 2015, except as noted above for subsidiaries operating outside the United States.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2015 Annual Report on Form 10-K.
Certain reclassifications have been made to prior year data to conform to current year presentation.

3.	Significant Accounting Policies
New Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The standard also clarifies that all cash payments made to taxing authorities on the employees' behalf for shares withheld should be presented as financing activities on the statements of cash flows and provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The provisions of the new standard are effective beginning January 1, 2017 and early adoption is permitted if all amendments are adopted in the same period. We have elected to early adopt the new standard effective January 1, 2016. Excess tax benefits of $4 million generated during the first quarter of 2016 are reflected as a component of Provision for taxes on income as presented in the condensed consolidated statements of income. We have elected to apply the change in cash flow classification for excess tax benefits on a prospective basis. Cash payments made to taxing authorities on the behalf of company employees are reflected as a financing outflow in the condensed consolidated statements of cash flows, consistent with prior years. We will continue to include the impact of estimated forfeitures when determining share-based compensation expense.
In February 2015, the FASB issued an accounting standards update that provides revised guidance on whether to consolidate certain legal entities, such as limited partnerships, limited liability corporations and securitization structures. We adopted this guidance effective January 1, 2016. This guidance did not have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Accounting for lessors remains largely unchanged. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of

6 |

cash flows arising from leases. The provisions of the new standard are effective beginning January 1, 2019, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We continue to assess the potential impact that adopting this new guidance will have on our consolidated financial statements.
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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.

4.	Acquisitions and Divestitures
A. Acquisitions
Acquisition of Pharmaq
On November 9, 2015, we completed the acquisition of Pharmaq, a privately held Norwegian aquaculture company. We acquired 100% of the issued share capital of Pharmaq for an aggregate cash purchase price of $765 million, adjusted to reflect cash, working capital and net indebtedness as of the closing date for net cash consideration transferred to the seller of $668 million. The acquisition expands the Zoetis aquaculture portfolio.
The transaction was accounted for as a business combination, with the assets acquired and liabilities assumed measured at their respective acquisition date fair values as summarized below:

(MILLIONS OF DOLLARS)
Cash and cash equivalents	$16
Accounts receivable(a)	21
Inventories(b)	42
Other current assets	2
Property, plant and equipment	11
Intangible assets(c)	550
Accounts payable	(4)
Accrued expenses(d)	(38)
Accrued compensation and related items	(4)
Long-term debt(d)	(89)
Noncurrent deferred tax liabilities(e)	(139)
Other non-current liabilities	(2)
Total net assets acquired	366
Goodwill(f)	302
Total consideration	$668

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

(c)
The acquisition date fair value of intangible assets acquired was determined using the income approach and consists of the following: $160 million related to currently marketed vaccine products, $30 million related to currently marketed therapeutics, $80 million related to customer relationships and $280 million related to in-process research and development (IPR&D). The most significant IPR&D project acquired, with an acquisition date fair value of $150 million, relates to the salmon rickettsial syndrome (SRS) vaccine. The vaccine was commercially launched, subsequent to the acquisition, during November 2015. Other significant acquired IPR&D projects relate to a vaccine for pancreatic disease, “PD” and Alphaflux, a therapeutic drug for the treatment of sea lice and vaccine technology for new species including Tilapia and Pangasius, were assigned acquisition date fair values of $50 million, $40 million, and $40 million,

7 |

respectively. Vaccine developed technology and customer relationships will be amortized over a 15 year useful life while therapeutic developed technology will be amortized over 10 years.

(d)	Pharmaq callable bonds and derivative contracts were recorded at acquisition date fair value and settled immediately following the closing.

(e)
The Pharmaq acquisition was structured as a stock purchase therefore we assumed the historical tax bases of its assets and liabilities. We also established net tax assets and liabilities associated with the fair value adjustments recorded as part of the opening balance sheet. The components of the Pharmaq net deferred tax liability are included within amounts reported in Note 7. Income Taxes.

(f)
Goodwill of $302 million is the excess of consideration transferred over the value of net assets acquired and was allocated to our existing reportable segments and is primarily attributable to corporate synergies related to platform functions. The primary strategic purpose of the acquisition was to enhance the company’s existing product portfolio by enabling Zoetis to further expand into aquaculture. The goodwill recorded is not deductible for tax purposes.

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
Acquisition of Abbott Animal Health
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health (AAH), a subsidiary of Abbott Laboratories (Abbott). AAH is a companion animal health business focused on the veterinary surgical suite. The purchase expands our companion animal product portfolio to include veterinarian solutions for anesthesia, pain management, and the diabetes monitoring.
The $254 million purchase price included net cash of $229 million and an additional contingent payment of $25 million (acquisition date fair value of $22 million) which was due to Abbott within one year of the acquisition date, subject to certain deductions in the event of sales disruptions due to supply issues. The $25 million payment was made to Abbott in February 2016.
The transaction was accounted for as a business combination, with the net assets acquired measured at their respective acquisition date fair values. Final amounts recorded for the acquisition include $12 million of inventory, $8 million of IPR&D associated with oncology and osteoarthritis projects, $5 million of trade names related to diabetes and pain management products, $16 million of developed technology assets associated with pain management and surgical products, $23 million of other intangible assets including a favorable supply agreement and product exclusivity rights and property, plant and equipment of less than $1 million. Trade names and developed technology assets will be amortized over 15 years while other intangible assets acquired have a weighted average useful life of 5 years.
Goodwill of $187 million is the excess of consideration transferred over the fair value of assets acquired and was allocated to our reportable segments and is predominantly attributable to synergies expected to be realized through the integration of AAH operations into the existing Zoetis business. The goodwill recorded is deductible for tax purposes.
The valuation was finalized during the first quarter of 2016. Final amounts noted above reflect a net increase of $14 million in intangible assets from the preliminary valuation, offset by a decrease in goodwill and inventory fair value adjustments.
Acquisition-related costs of the transaction were expensed as incurred and are not material to our consolidated statements of income.
B. Divestitures
On January 14, 2016, we entered into a share purchase agreement with Yung Shin Pharmaceutical Industrial Co., Ltd., a pharmaceutical company with an animal health business and headquarters in Taiwan, to divest our 55 percent ownership share of our Taiwan joint venture including our manufacturing site in Hsinchu, Taiwan. The agreement also includes the divestment of a portfolio of products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, anti-infective medicines and nutritional premixes for livestock, sold primarily in Taiwan and in international markets. Under the agreement, Zoetis will receive approximately $13 million in cash. We expect to complete the transaction in the second quarter of 2016, pending the successful completion of customary regulatory review in Taiwan. The assets and liabilities of the joint venture were included within held for sale classification as of April 3, 2016, as described below.
On February 12, 2016, we completed the sale of two of our manufacturing sites in the United States: Laurinburg, North Carolina, and Longmont, Colorado, to Huvepharma NV (Huvepharma), a European animal health company. Huvepharma also assumed the assets and operations and the lease of our manufacturing and distribution site in Van Buren, Arkansas. The agreement included the sale of a portfolio of products in conjunction with our comprehensive operational efficiency program. These products included medicated feed additives, water soluble therapeutics and nutritionals for livestock sold in the U.S. and international markets. The related assets had been previously included within held for sale classification as of December 31, 2015.
On February 17, 2016, we completed the sale of our manufacturing site in Haridwar, India to the India-based pharmaceutical company Zydus Cadila (Cadila Healthcare Ltd.). The agreement also included the sale of a portfolio of our products in conjunction with our comprehensive operational efficiency program. These products included medicated feed additives, anti-infectives, parasiticides, and nutritionals for livestock, sold primarily in India. These assets had been previously included within held for sale classification as of December 31, 2015.
In the first quarter of 2016, we received total cash proceeds of $75 million related to the divestitures of our India and U.S. manufacturing sites noted above. We recognized a net pre-tax gain of approximately $33 million related to these transactions. The gain was recorded within Other (income)/deductions— net.
The divestiture transactions required transitional supply and service agreements, including technology transfers, where necessary and appropriate, as well as other customary ancillary agreements.

8 |

Assets Held for Sale
During the fourth quarter of 2015, we met the criteria for held for sale classification for our Taiwan joint venture, inclusive of its related manufacturing site as discussed above. As of April 3, 2016, we recorded assets and liabilities held for sale of $27 million and $4 million, respectively. Assets held for sale comprise accounts receivable ($4 million), inventory ($3 million), property, plant and equipment ($15 million), intangible assets ($2 million), other assets ($2 million), and goodwill ($1 million). Liabilities held for sale comprise accounts payable ($1 million) and other liabilities ($3 million). We expect to finalize the sale of this joint venture, inclusive of its related manufacturing site, within one year.

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
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over the long term. As of April 3, 2016, we divested three U.S. manufacturing sites, one international manufacturing site, and entered into an agreement to divest our 55 percent ownership share of our Taiwan joint venture, inclusive of its related manufacturing site. See Note 4B. Acquisitions and Divestitures: Divestitures for additional information. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of April 3, 2016, approximately 1,400 positions had been eliminated and additional reductions are expected primarily over the next six to nine months.
As a result of our operational efficiency initiative, we recorded restructuring charges of $2 million related to employee termination costs ($1 million) and exit costs ($1 million) during the three months ended April 3, 2016.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$—	$1
Restructuring charges(b):
Employee termination costs	1	—
Exit costs	1	—
Total Restructuring charges and certain acquisition-related costs	2	1

Other costs associated with cost-reduction/productivity initiatives:
Other operational efficiency initiative charges
Selling, general and administrative expenses:
Consulting fees	3	10
Other (income)/deductions:
Net gain on sale of assets(c)	(33)	—
Total other operational efficiency initiative charges	(30)	10

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	1	—
Consulting fees	2	5
Total other supply network strategy charges	3	5
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$(25)	$16

9 |

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges for the three months ended April 3, 2016, relate to our operational efficiency initiative.
The restructuring charges for the three months ended April 3, 2016, are associated with the following: U.S. ($1 million benefit), International ($1 million benefit) and Manufacturing/research/corporate ($4 million).

(c)	For the three months ended April 3, 2016, represents the gain on sale of certain manufacturing sites and products as part of our operational efficiency initiative.
The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2015(a)	$221	$1	$222
Provision	1	1	2
Utilization and other(b)	(37)	(1)	(38)
Balance, April 3, 2016(a)	$185	$1	$186

(a)	At April 3, 2016, and December 31, 2015, included in Accrued expenses ($136 million and $162 million, respectively) and Other noncurrent liabilities ($50 million and $60 million, respectively).

(b)	Includes adjustments for foreign currency translation.

10 |

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Royalty-related income	$(7)	$(7)
Net gain on sale of assets(a)	(33)	—
Foreign currency loss(b)	9	8
Other, net	1	(1)
Other (income)/deductions—net	$(30)	$—

(a)	For the three months ended April 3, 2016, represents the net gain on sale of certain manufacturing sites and products as part of the operational efficiency initiative.

(b)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 38.6% for the three months ended April 3, 2016, compared with 28.3% for the three months ended March 29, 2015. The higher effective tax rate for the three months ended April 3, 2016, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings (i) from operations and (ii) from restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges/(benefits), asset impairments and gains and losses on asset divestitures; and

•
a $35 million net discrete tax expense related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium (see C. Tax Contingencies), partially offset by a revaluation of the company's deferred tax assets and liabilities using the Belgium tax rates expected to be in place going forward as a result of the decision, partially offset by:

•
a $10 million and $9 million discrete tax benefit recorded in the first quarter of 2016 and 2015, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates; and

•
a $4 million discrete tax benefit recorded in the first quarter of 2016 related to the adoption of a new accounting standard requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income. See Note 3. Significant Accounting Policies.

B.	Deferred Taxes
As of April 3, 2016, the total net deferred income tax liability of $158 million is included in Noncurrent deferred tax assets ($112 million) and Noncurrent deferred tax liabilities ($270 million).
As of December 31, 2015, the total net deferred income tax liability of $182 million is included in Noncurrent deferred tax assets ($82 million) and Noncurrent deferred tax liabilities ($264 million).

C.	Tax Contingencies
As of April 3, 2016, the tax liabilities associated with uncertain tax positions of $120 million (exclusive of interest and penalties related to uncertain tax positions of $8 million) are included in Noncurrent deferred tax assets ($5 million) and Other taxes payable ($115 million).
As of December 31, 2015, the tax liabilities associated with uncertain tax positions of $61 million (exclusive of interest and penalties related to uncertain tax positions of $7 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($55 million).
The increase in tax liabilities associated with uncertain tax positions as of April 3, 2016, is primarily due to a tax charge of approximately $59 million related to the impact of the European Commission’s negative decision on January 11, 2016, regarding the excess profits rulings in Belgium. This charge, related to the recovery of prior tax benefits for the periods 2013 through 2015, does not include any benefits associated with a successful appeal of the decision, nor does it reflect guidance we expect to receive from the Belgian government on the methodology and timing of the recovery of prior tax benefits.
Aside from the above, our tax liabilities for uncertain tax positions relate primarily to issues common among multinational corporations. Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate. We do not expect that within the next twelve months any of our uncertain tax positions could significantly decrease as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of uncertain tax positions and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could

11 |

materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

8.	Financial Instruments

A.	Debt
Credit Facilities
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which became effective in February 2013 upon the completion of the initial public offering and expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.25:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. On November 10, 2015, we designated the acquisition of Pharmaq a material acquisition under the revolving credit agreement. For additional information, see Note 4. Acquisitions and Divestitures. On February 19, 2016, we amended this financial covenant to add back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the second quarter of 2015, related to our operational efficiency program announced on May 5, 2015, in an aggregate amount for all such charges not to exceed $237 million) and Venezuela-related charges (defined as the write-down, impairment and other charges recorded by the company during the fourth quarter of 2015 relating to Venezuela, in an aggregate amount for all such charges not to exceed $95 million).
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of April 3, 2016, and December 31, 2015. There were no amounts drawn under the credit facility as of April 3, 2016, or December 31, 2015.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of April 3, 2016, we had access to $91 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $4 million as of both April 3, 2016, and December 31, 2015.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of April 3, 2016, and December 31, 2015, there was no commercial paper issued under this program.
Short-Term Borrowings
As of April 3, 2016, short-term borrowings outstanding, including lines of credit, were $4 million, with a weighted-average interest rate of 5.4%. As of December 31, 2015, short-term borrowings outstanding, including lines of credit, were $5 million, with a weighted-average interest rate of 5.2%.
Senior Notes and Other Long-Term Debt
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
There was no current portion of long-term debt as of April 3, 2016. The current portion of long-term debt was $400 million as of December 31, 2015, with a weighted-average interest rate of 1.150%.
The 2013 and 2015 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our, and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the 2013 and 2015 senior notes may be declared immediately due and payable.
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

12 |

The components of our long-term debt are as follows:

	April 3,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
1.150% 2013 senior notes due 2016	$—	$400
1.875% 2013 senior notes due 2018	750	750
3.450% 2015 senior notes due 2020	500	500
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
	4,500	4,900
Unamortized debt discount / debt issuance costs	(36)	(37)
Less current portion of long-term debt	—	(400)
Long-term debt	$4,464	$4,463
The fair value of our long-term debt, including the current portion of long-term debt, was $4,533 million and $4,759 million as of April 3, 2016, and December 31, 2015, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of April 3, 2016, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2017	2018	2019	2020	2021	2021	Total
Maturities	$—	$750	$—	$500	$—	$3,250	$4,500
Interest Expense
Interest expense, net of capitalized interest, was $43 million and $28 million for the three months ended April 3, 2016, and March 29, 2015, respectively. Capitalized interest was $1 million for each of the three months ended April 3, 2016, and March 29, 2015.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.1 billion and $1.4 billion, as of April 3, 2016, and December 31, 2015, respectively. The derivative financial instruments primarily offset exposures in the Australian dollar, Canadian dollar, Chinese Yuan, euro, Japanese Yen, and U.K. pound. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
In the first quarter of 2016, we entered into an interest rate swap with an aggregate notional value of $50 million, having a term of ten years and an effective date and mandatory termination date of December 2017. We designated this swap as a cash flow hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018. The fair value in Other current liabilities and the losses, net of tax, in Accumulated other comprehensive loss, were insignificant.

13 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		April 3,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2016	2015
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$7	$8
Foreign currency forward-exchange contracts	Other current liabilities	(12)	(10)
Total derivatives not designated as hedging instruments		$(5)	$(2)
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions, are as follows:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Foreign currency forward-exchange contracts	$1	$7
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

9.	Inventories
The components of inventory are as follows:

	April 3,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
Finished goods	$765	$758
Work-in-process	482	384
Raw materials and supplies	214	325
Inventories	$1,461	$1,467

10.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2015	$665	$790	$1,455
Additions / Adjustments(a)	—	(2)	(2)
Other(b)	—	6	6
Balance, April 3, 2016	$665	$794	$1,459
(a) Primarily includes a $12 million purchase price allocation associated with the acquisition of a livestock business in South America, offset by a $13 million reduction in the acquisition date fair value of goodwill associated with the acquisition of Abbott. See Note 4A. Acquisitions and Divestitures: Acquisitions.
(b) Includes adjustments for foreign currency translation.
The gross goodwill balance was $1,995 million and $1,991 million as of April 3, 2016, and December 31, 2015, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of April 3, 2016, and December 31, 2015.

14 |

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of April 3, 2016			As of December 31, 2015
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,038	$(291)	$747	$1,010	$(274)	$736
Brands	212	(124)	88	212	(121)	91
Trademarks and trade names	64	(44)	20	63	(44)	19
Other(a)	227	(121)	106	214	(118)	96
Total finite-lived intangible assets	1,541	(580)	961	1,499	(557)	942
Indefinite-lived intangible assets:
Brands	36	—	36	36	—	36
Trademarks and trade names	67	—	67	66	—	66
In-process research and development	138	—	138	138	—	138
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	249	—	249	248	—	248
Identifiable intangible assets	$1,790	$(580)	$1,210	$1,747	$(557)	$1,190

(a)
Includes the acquisition of intangible assets associated with the purchase of a livestock business in South America in the first quarter of 2016, as well as an increase in the acquisition date fair value of intangible assets associated with the acquisition of Abbott. See Note 4A. Acquisitions and Divestitures: Acquisitions.

C.	Amortization
Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $24 million and $15 million for the three months ended April 3, 2016, and March 29, 2015, respectively.

11.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million in each three month period ended April 3, 2016, and March 29, 2015, respectively.
The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	—
Net periodic benefit cost	$2	$3
Total company contributions to the international pension plans were $3 million and $2 million for the three months ended April 3, 2016, and March 29, 2015, respectively. We expect to contribute a total of approximately $8 million to these plans in 2016.

12.	Share-Based Payments
The company may grant a variety of share-based payments under the Zoetis 2013 Equity and Incentive Plan (the Equity Plan) to employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock unit awards (DSUs), performance-vesting restricted stock unit awards (PSUs) and other equity-based or cash-based awards.

15 |

The components of share-based compensation expense are as follows:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Stock options / stock appreciation rights	$2	$6
RSUs / DSUs	6	4
PSUs(a)	1	—
Share-based compensation expense—total(b)	$9	$10
(a) For the three months ended March 29, 2015, share-based compensation expense related to PSUs was $0.3 million.
(b) For the three months ended April 3, 2016, and March 29, 2015, amounts capitalized to inventory were insignificant.
During the three months ended April 3, 2016, the company granted 877,608 stock options with a weighted-average exercise price of $41.83 per stock option and a weighted-average fair value of $11.19 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.56%; expected dividend yield of 0.90%; expected stock price volatility of 26.85%; and expected term of 6.5 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended April 3, 2016, the company granted 708,021 RSUs with a weighted-average grant date fair value of $41.83 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended April 3, 2016, the company granted 198,445 PSUs with a weighted-average grant date fair value of $50.20 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 23.8% and 25.2%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

13.	Stockholders' Equity
Zoetis is authorized to issue 6,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock.
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of April 3, 2016, there was approximately $225 million remaining under this authorization.
Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2014	501.34	0.02
Share-based compensation(b)	0.11	0.02
Share repurchase program	—	1.05
Balance, March 29, 2015	501.46	1.09

Balance, December 31, 2015	501.81	4.41
Share-based compensation(b)	0.08	(0.73)
Share repurchase program	—	1.79
Balance, April 3, 2016	501.89	5.48
(a)    Shares may not add due to rounding.

(b)
Includes the issuance of shares of common stock and, beginning in the first quarter of 2016, the reissuance of shares from treasury stock in connection with the vesting of employee share-based awards. Treasury stock also includes the reacquisition of shares associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information regarding share-based compensation, see Note 12. Share-Based Payments.

16 |

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2015	$(2)	$(604)	$(16)	$(622)
Other comprehensive income (loss), net of tax	—	3	1	4
Balance, April 3, 2016	$(2)	$(601)	$(15)	$(618)

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2016	2015
Numerator
Net income before allocation to noncontrolling interests	$204	$165
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$204	$165
Denominator
Weighted-average common shares outstanding	497.4	501.1
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.1	2.1
Weighted-average common and potential dilutive shares outstanding	499.5	503.2

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.41	$0.33
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.41	$0.33
There were approximately 1 million stock options outstanding for each of the three-month periods ended April 3, 2016, and March 29, 2015, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

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

17 |

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
We have settled approximately 158 of these claims for amounts that are not material individually or in the aggregate. Investigations into possible causes of BNP continue and these settlements may not be representative of any future claims resolutions.
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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature, and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. The prosecutor, however, denied the proposal and reiterated his request that each defendant agree to become a signatory to the Term of Reference, as originally proposed. On October 5, 2015, we informed the prosecutor of our decision not to sign the Term Reference and requested a face-to-face meeting to clarify the scope and methodology of the preliminary assessment, to understand the exact reasons for the rejection of our proposal to engage a technical consultant, and to discuss alternative scenarios. The prosecutor granted our request and the meeting was held on November 6, 2015, at which we provided clarifications and additional information. We are in the process of negotiating the terms of the cooperation agreement with the prosecutor, pursuant to which the limited study at the site will be conducted.
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

18 |

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
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC (previously having the name Zoetis Products LLC). Alpharma LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of Euro 11 million (approximately $14 million) and was reimbursed by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 3, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

16.	Segment and Other Revenue Information

A.	Segment Information
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

•
Certain transactions and events such as (i) Purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, where we incur costs associated with acquiring and integrating newly acquired businesses, such as transaction costs and integration costs; and (iii) Certain significant items, which comprise substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis, such as certain costs related to becoming an independent public company, restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, certain asset impairment charges, certain legal and commercial settlements and the impact of divestiture-related gains and losses.

•
Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $7.5 billion at April 3, 2016, and $7.9 billion at December 31, 2015.
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	April 3,	March 29,	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Three months ended
U.S.
Revenue	$582	$521
Cost of Sales	131	125
Gross Profit	451	396
Gross Margin	77.5%	76.0%
Operating Expenses	92	81
Other (income)/deductions	—	—
U.S. Earnings	359	315	$6	$6

International
Revenue(b)	567	571
Cost of Sales	196	204
Gross Profit	371	367
Gross Margin	65.4%	64.3%
Operating Expenses	109	135
Other (income)/deductions	2	2
International Earnings	260	230	11	11

Total operating segments	619	545	17	17

Other business activities	(74)	(68)	6	7
Reconciling Items:
Corporate	(169)	(131)	10	9
Purchase accounting adjustments	(26)	(13)	22	13
Acquisition-related costs	(1)	(1)	—	—
Certain significant items(c)	13	(41)	1	1
Other unallocated	(30)	(61)	1	1
Total Earnings(d)	$332	$230	$57	$48

20 |

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $154 million and $135 million for the three months ended April 3, 2016, and March 29, 2015, respectively.

(c)
For the three months ended April 3, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $12 million; (ii) a net gain related to the sale of certain manufacturing sites and products of $33 million related to our operational efficiency initiative, partially offset by restructuring charges of $2 million and consulting fees of $3 million related to our operational efficiency initiative; and (iii) charges related to the supply network strategy of $3 million.

For the three months ended March 29, 2015, Certain significant items primarily includes: (i) Zoetis stand-up costs of $23 million; (ii) consulting fees related to our operational efficiency initiative and supply network strategy of $15 million; and (iii) charges due to unusual investor-related activities of $3 million.

(d)	Defined as income before provision for taxes on income.

B.	Other Revenue Information
Revenue by Species
Species revenue are as follows:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Livestock:
Cattle	$377	$397
Swine	146	170
Poultry	122	129
Fish	17	—
Other	21	19
	683	715
Companion Animal:
Horses	39	40
Dogs and Cats	427	337
	466	377

Contract Manufacturing	13	10

Total revenue	$1,162	$1,102
Revenue by Major Product Category
Revenue by major product category are as follows:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Anti-infectives	$291	$312
Vaccines	301	271
Parasiticides	145	153
Medicated feed additives	138	121
Other pharmaceuticals	221	187
Other non-pharmaceuticals	53	48
Contract manufacturing	13	10
Total revenue	$1,162	$1,102

17.	Subsequent Events
On April 29, 2016, we completed the sale to Yung Shin Pharmaceutical Industrial Co., Ltd., of our 55 percent ownership share of our Taiwan joint venture including our manufacturing site in Hsinchu, Taiwan. See Note 4B. Acquisitions and Divestitures: Divestitures for additional information regarding the terms of the sale. The assets and liabilities related to the joint venture, including the manufacturing site, were included within held for sale classification as of April 3, 2016. This site exit represents one of the ten sites we plan to exit as part of our operational efficiency program. We received approximately $13 million in cash consideration, subject to working capital adjustments.

21 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of April 3, 2016, and the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended April 3, 2016, and March 29, 2015. These condensed consolidated financial statements are the responsibility of the Company's management.

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of April 3, 2016, and for the three-month periods ended April 3, 2016, and March 29, 2015, referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoetis Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
May 6, 2016

22 |

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of our business
We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. For more than 60 years we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We manage our operations through two geographic operating segments. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. Our two operating segments are the United States (U.S.) and International. See Notes to Condensed Consolidated Financial Statements— Note 16. Segment and Other Revenue Information.
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
A summary of our 2016 performance compared with the comparable 2015 period follows:

	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Revenue	$1,162	$1,102	5
Net income attributable to Zoetis	204	165	24
Adjusted net income(a)	239	207	15

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this Management's Discussion and Analysis (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2015 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2015 Form 10-K.
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
For example, from December 2014 through June 2015, highly pathogenic H5 avian influenza virus infections were reported in domestic poultry, captive birds and wild birds in the United States, with a majority of confirmed infections occurring in backyard and commercial poultry flocks. The egg and turkey industry were the most impacted by this occurrence of avian influenza. USDA surveillance indicates that more than 48 million birds were affected (either infected or exposed) in at least 20 states. Although no new H5 avian influenza infections have been detected in the United States since June 2015, an outbreak of highly pathogenic H7 avian influenza infections was reported in a single turkey flock in Indiana in January 2016, and both forms of the virus continue to pose a threat to the poultry industry. In March 2016, we were granted a conditional license from the USDA for a vaccine to help prevent avian influenza. The vaccine is intended for use in chickens as an aid in the prevention of disease caused by the H5N1 subtype of the virus. We are participating in a competitive bidding process to supply the USDA with this vaccine for the National Veterinary Stockpile. It is important to note that human infection with avian influenza viruses has not occurred from

23 |

eating properly cooked poultry or poultry products. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2016 global revenue will not be significant.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended April 3, 2016, approximately 46% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, euro, U.K. pound, and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended April 3, 2016, approximately 54% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 7% from changes in foreign currency values relative to the U.S. dollar.
Effective March 10, 2016, the Venezuela government made the following changes to its foreign currency exchange mechanisms: (i) the three-tier exchange rate system existing in the country changed to a dual system with the elimination of the SICAD rate, (ii) the official CENCOEX rate was replaced with DIPRO and was devalued from 6.3 to 10 Venezuelan bolivars per U.S. dollar, and (iii) the SIMADI rate was replaced with DICOM. As of April 3, 2016, the Venezuelan bolivar to U.S. dollar exchange rates were the DIPRO rate of 10 and the DICOM rate of 276. Beginning in the second quarter of 2016, we use the DICOM rate to report our Venezuela financial position, results of operations and cash flows.
On November 30, 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela. As a result, as of February 28, 2016, our net monetary assets in Venezuela were approximately $3 million. Our revenue from Venezuela was less than $1 million for the quarter ended February 28, 2016, as compared with approximately $21 million for the quarter ended February 22, 2015.
Recent developments
In March 2016, Pfizer exited its lease of our manufacturing site in Guarulhos, Brazil. As of April 1, 2016, the Guarulhos site is owned and operated exclusively by Zoetis for the manufacture of Zoetis’ animal health products.
On April 29, 2016, we completed the sale to Yung Shin Pharmaceutical Industrial Co., Ltd., of our 55 percent ownership share of our Taiwan joint venture including our manufacturing site in Hsinchu, Taiwan. See Note 4B. Acquisitions and Divestitures: Divestitures for additional information regarding the terms of the sale. The assets and liabilities related to the joint venture, including the manufacturing site, were included within held for sale classification as of April 3, 2016. This site exit represents one of the ten sites we plan to exit as part of our operational efficiency program. We received approximately $13 million in cash consideration, subject to working capital adjustments.
Comparability of historical results and our relationship with Pfizer
Our historical expenses are not necessarily indicative of the expenses we currently incur as an independent public company. With respect to support functions, for example, for the periods prior to our initial public offering, our historical combined financial statements included expense allocations for certain support functions that were provided on a centralized basis within Pfizer, such as expenses for business technology, facilities, legal, finance, human resources, and, to a lesser extent, business development, public affairs and procurement, among others. Following our initial public offering, pursuant to agreements with Pfizer, Pfizer has provided us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we have incurred other costs to replace the services and resources that were previously provided by Pfizer. Our current and future total costs related to such support functions may differ from the costs charged under these agreements with Pfizer, or that were historically allocated to us from Pfizer. For additional information regarding our ongoing agreements with Pfizer, see Note 20. Transactions and Agreements with Pfizer in our 2015 Annual Report on Form 10-K.
Following our initial public offering, we have incurred certain nonrecurring costs related to becoming an independent public company, including new branding (which includes changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation and certain legal registration and patent assignment costs.
Recent acquisitions and government-mandated divestitures
The assets, liabilities, operating results and cash flows of acquired businesses are included in our results commencing from their respective acquisition dates.
On November 9, 2015, we completed the acquisition of Pharmaq, a privately held Norwegian company. For additional information, see Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures: Acquisitions- Acquisition of Pharmaq.
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health, a subsidiary of Abbott Laboratories. For additional information, see Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures: Acquisitions- Acquisition of Abbott Animal Health.

24 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I- Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Revenue	$1,162	$1,102	5
Costs and expenses:
Cost of sales(a)	389	394	(1)
% of revenue	33%	36%
Selling, general and administrative expenses(a)	315	354	(11)
% of revenue	27%	32%
Research and development expenses(a)	90	80	13
% of revenue	8%	7%
Amortization of intangible assets(a)	21	15	40
Restructuring charges and certain acquisition-related costs	2	1	100
Interest expense, net of capitalized interest	43	28	54
Other (income)/deductions—net	(30)	—	—
Income before provision for taxes on income	332	230	44
% of revenue	29%	21%
Provision for taxes on income	128	65	97
Effective tax rate	38.6%	28.3%
Net income before allocation to noncontrolling interests	204	165	24
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Zoetis	$204	$165	24
% of revenue	18%	15%
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

Revenue
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Total revenue increased by $60 million in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, reflecting higher operational revenue of $137 million, or 12%. Operational revenue growth is defined as revenue growth excluding the impact of foreign exchange. An estimated 6% of operational revenue growth is the result of six additional days in the first quarter of 2016 as compared to the first quarter of 2015 due to our accounting calendar. Inclusive of those additional six days, operational revenue growth was comprised primarily of the following:

•	recent acquisitions, primarily Pharmaq and the acquisition of certain assets of Abbott Animal Health, which contributed approximately 4%;

•	increased volume of our in-line products, which contributed approximately 4%;

•	increased volume of Apoquel®, which contributed approximately 3%;

•	price increases, which contributed approximately 3%; and

•	initial sales into expanded distribution relationships in the U.S., which contributed approximately 2%, partially offset by:

•	our product and market rationalization as part of the operational efficiency initiative, which resulted in a decline of approximately 4%.
Foreign exchange reduced our reported revenue growth by $77 million, or 7%.

25 |

Costs and Expenses

Cost of sales
	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Cost of sales	$389	$394	(1)
% of revenue	33.5%	35.8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Cost of sales decreased by $5 million, or 1%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, primarily as a result of:

•	favorable foreign exchange;

•	lower global manufacturing and supply costs;

•	favorable product mix influenced by our operational efficiency initiative; and

•	business model changes in Venezuela,
partially offset by:

•	an increase in sales volume including six additional calendar days; and

•	the costs of products related to the acquisitions of Pharmaq and certain assets of Abbott Animal Health.

Selling, general and administrative expenses
	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Selling, general and administrative expenses	$315	$354	(11)
% of revenue	27%	32%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Selling, general & administrative (SG&A) expenses decreased by $39 million, or 11%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, primarily as a result of:

•	favorable foreign exchange;

•	a reduction in the amount of additional costs related to becoming an independent public company;

•	a reduction in consulting charges relating to our operational efficiency initiative; and

•	a reduction in marketing expense driven by our operational efficiency initiative, partially offset by:

•	the impact of six additional calendar days; and

•	additional expenses due to the acquisition of Pharmaq.

Research and development expenses
	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Research and development expenses	$90	$80	13
% of revenue	8%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
R&D expenses increased by $10 million, or 13%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, primarily as a result of:

•	increased project spend due to the timing of portfolio execution;

•	the acquisition of Pharmaq; and

26 |

•	the impact of six additional calendar days,
partially offset by:

•	a reduction in spend driven by our operational efficiency initiative; and

•	favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Amortization of intangible assets	$21	$15	40
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Amortization of intangible assets increased by $6 million, or 40%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, as a result of certain intangible assets acquired in the Pharmaq acquisition in November 2015.

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Restructuring charges and certain acquisition-related costs	$2	$1	100
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which is incremental to the supply network strategy that was previously announced. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets and reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over the long term. As of April 3, 2016, we divested three U.S. manufacturing sites, one international manufacturing site, and entered into an agreement to divest our 55 percent ownership share of our Taiwan joint venture, inclusive of its related manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of April 3, 2016, approximately 1,400 positions had been eliminated and additional reductions are expected primarily over the next six to nine months.
Our acquisition-related costs primarily relate to restructuring charges for employees, assets and activities that will not continue in the future, as well as integration costs. The majority of our net restructuring charges generally relate to termination costs, but we have also exited a number of distributor and other contracts and performed facility rationalization efforts. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements— Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Restructuring charges and certain acquisition-related costs increased by $1 million in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, as a result of an increase in employee termination costs and exit costs as a result of our operational efficiency initiative. For the three months ended April 3, 2016, we recorded restructuring charges of $2 million relating to the operational efficiency initiative, consisting of employee termination costs of $1 million and exit costs of $1 million.

Interest expense, net of capitalized interest
	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Interest expense, net of capitalized interest	$43	$28	54
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Interest expense, net of capitalized interest, increased by $15 million, or 54%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, as a result of the November 2015 issuance of $1.25 billion of senior notes, as well as six additional calendar days.

27 |

Other (income)/deductions—net
	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Other (income)/deductions—net	$(30)	$—	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
For the three months ended April 3, 2016, Other (income)/deductions—net primarily includes a net gain of $33 million on the sale of certain manufacturing sites and products as part of the operational efficiency initiative.

Provision for taxes on income
	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Provision for taxes on income	$128	$65	97
Effective tax rate	38.6%	28.3%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
The effective tax rate was 38.6% for the three months ended April 3, 2016, compared with 28.3% for the three months ended March 29, 2015. The higher effective tax rate for the three months ended April 3, 2016, compared with the three months ended March 29, 2015, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from (i) operations and (ii) restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges/(benefits), asset impairments and gains and losses on asset divestitures; and

•
a $35 million net discrete tax expense related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium (see Notes to Condensed Consolidated Financial Statements— Note 7C. Income Taxes: Tax Contingencies), partially offset by a revaluation of the company's deferred tax assets and liabilities using the Belgium tax rates expected to be in place going forward as a result of the decision, partially offset by:

•
a $10 million and $9 million discrete tax benefit recorded in the first quarter of 2016 and 2015, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates; and

•
a $4 million discrete tax benefit recorded in the first quarter of 2016 related to the adoption of a new accounting standard requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income. See Notes to Condensed Consolidated Financial Statements— Note 3. Significant Accounting Policies.

28 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	April 3,	March 29,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Livestock	$288	$299	(4)	—	(4)
Companion animal	294	222	32	—	32
	582	521	12	—	12
International
Livestock	395	416	(5)	(14)	9
Companion animal	172	155	11	(12)	23
	567	571	(1)	(14)	13

Total
Livestock	683	715	(4)	(8)	4
Companion animal	466	377	24	(5)	29
Contract Manufacturing	13	10	30	(9)	39
	$1,162	$1,102	5	(7)	12
Certain amounts and percentages may reflect rounding adjustments.

29 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	April 3,	March 29,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Revenue	$582	$521	12	—	12
Cost of Sales	131	125	5	—	5
Gross Profit	451	396	14	—	14
Gross Margin	77.5%	76.0%
Operating Expenses	92	81	14	—	14
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	359	315	14	—	14

International
Revenue	567	571	(1)	(14)	13
Cost of Sales	196	204	(4)	(13)	9
Gross Profit	371	367	1	(13)	14
Gross Margin	65.4%	64.3%
Operating Expenses	109	135	(19)	(11)	(8)
Other (income)/deductions	2	2	—	(19)	19
International Earnings	260	230	13	(15)	28

Total operating segments	619	545	14	(6)	20
Other business activities	(74)	(68)	9
Reconciling Items:
Corporate	(169)	(131)	29
Purchase accounting adjustments	(26)	(13)	100
Acquisition-related costs	(1)	(1)	—
Certain significant items	13	(41)	*
Other unallocated	(30)	(61)	(51)
Income before provision for taxes on income	$332	$230	44
*Calculation not meaningful
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 3, 2016 vs. three months ended March 29, 2015
U.S. operating segment
Including the impact of six additional calendar days, U.S. segment revenue increased by $61 million, or 12%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, reflecting declines of approximately $11 million in livestock products and growth of approximately $72 million in companion animal products.

•
Livestock revenue declines were primarily driven by cattle and swine. For cattle, sales of our premium products were impacted by mild winter weather that resulted in decreased disease risk and incidence for both the dairy and feedlot sectors, while certain swine products were impacted by competition. Sales also declined due to our operational efficiency initiative.

•
Companion animal revenue growth was driven by increased sales of Apoquel®, in addition to initial sales of other products into expanded distribution relationships and the addition of products acquired from Abbott Animal Health.

U.S. segment earnings increased by $44 million, or 14%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, primarily due to revenue growth with improved gross margin, partly offset by higher operating expenses.
International operating segment
Including the impact of six additional calendar days, International segment revenue decreased by $4 million, or 1%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015. Operational revenue increased by $72 million, or 13%, driven by growth of approximately $36 million in livestock products and growth of approximately $36 million in companion animal products.

30 |

•
Livestock growth was driven primarily by the acquisition of Pharmaq, with sales primarily in Chile and Norway. Growth also benefited from cattle performance in France and Brazil. Growth was partially offset by our operational efficiency initiative, which includes the impact of our business decisions in Venezuela and India.

•
Companion animal revenue growth resulted from increased sales of Apoquel®, growth in China primarily in our vaccines portfolio and in Japan, as well as the addition of products acquired from Abbott Animal Health.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $76 million, or 14%, primarily driven by the depreciation of the Brazilian real and the euro.
International segment earnings increased by $30 million, or 13%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015. Operational earnings growth was $63 million, or 28%, primarily due to higher revenue and a decline in operating expenses.
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
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Including the impact of six additional calendar days, other business activities net loss increased by $6 million, or 9%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, reflecting an increase in R&D spending driven by the timing of our portfolio execution and the addition of Pharmaq R&D expense, partially offset by higher contract manufacturing profit and favorable foreign exchange.
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

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets, and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for acquisition and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and

•
Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.

Three months ended April 3, 2016 vs. three months ended March 29, 2015
Including the impact of six additional calendar days, corporate losses increased by $38 million, or 29%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, primarily due to the unfavorable impact of foreign exchange, higher interest expense, net of capitalized interest, and higher depreciation on assets recently placed in service, partially offset by a decrease in certain compensation costs not allocated to our operating segments.
Other unallocated losses declined by $31 million, or 51%, in the three months ended April 3, 2016, compared with the three months ended March 29, 2015, primarily due to favorable foreign exchange and lower global manufacturing and supply costs.
See Notes to Condensed Consolidated Financial Statements—Note 16. Segment and Other Revenue Information for further information.
Adjusted net income
General description of adjusted net income (a non-GAAP financial measure)
Adjusted net income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report adjusted net income to portray the results of our major operations, the discovery, development, manufacture and commercialization of our products, prior to considering certain income statement elements. We have defined adjusted net income as net income attributable to Zoetis before the impact of purchase accounting adjustments, acquisition-related costs and certain significant items described below. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.
The adjusted net income measure is an important internal measurement for us. We measure our overall performance on this basis in conjunction with other performance metrics. The following are examples of how the adjusted net income measure is utilized:

31 |

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
We also recognize that, as an internal measure of performance, the adjusted net income measure has limitations, and we do not restrict our performance management process solely to this metric. A limitation of the adjusted net income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies. We also use other specifically tailored metrics designed to achieve the highest levels of performance.
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the acquisition of the Pharmaq business (acquired in November 2015), certain assets of Abbott Animal Health (acquired in February 2015), King Animal Health (KAH) (acquired in 2011), Fort Dodge Animal Health (FDAH) (acquired in 2009), and Pharmacia Animal Health business (acquired in 2003), include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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
Acquisition-related costs
Adjusted net income is calculated prior to considering transaction and integration costs associated with significant business combinations or net asset acquisitions because these costs are unique to each transaction and represent costs that were incurred to acquire and integrate certain businesses as a result of the acquisition decision. We have made no adjustments for the resulting synergies.
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
The integration costs associated with a business combination may occur over several years, with the more significant impacts generally ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy. For example, due to the regulated nature of the animal health medicines and vaccines business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the FDA and/or other regulatory authorities.
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

32 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
GAAP reported net income attributable to Zoetis	$204	$165	24
Purchase accounting adjustments—net of tax	9	6	50
Acquisition-related costs—net of tax	3	3	—
Certain significant items—net of tax	23	33	(30)
Non-GAAP adjusted net income(a)	$239	$207	15
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 30.9% and 27.4% for the three months ended April 3, 2016, and March 29, 2015, respectively. The higher effective tax rate for the three months ended April 3, 2016, compared with the three months ended March 29, 2015, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, a $4 million discrete tax benefit recorded in the first quarter of 2016 related to the adoption of a new accounting standard requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income, and a $4 million discrete tax benefit recorded in the first quarter of 2015 related to prior period deferred tax adjustments.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	April 3,	March 29,	%
	2016	2015	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.41	$0.33	24
Purchase accounting adjustments—net of tax	0.02	0.01	100
Acquisition-related costs—net of tax	0.01	0.01	—
Certain significant items—net of tax	0.04	0.06	(33)
Non-GAAP adjusted EPS—diluted	$0.48	$0.41	17
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Interest expense, net of capitalized interest	$43	$28
Interest income	2	2
Income taxes	107	78
Depreciation	30	30
Amortization	4	4

33 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Purchase accounting adjustments:
Amortization and depreciation(a)	$19	$11
Cost of sales(b)	7	2
Total purchase accounting adjustments—pre-tax	26	13
Income taxes(c)	17	7
Total purchase accounting adjustments—net of tax	9	6
Acquisition-related costs:
Integration costs	—	1
Other	1	—
Total acquisition-related costs—pre-tax	1	1
Income taxes(c)	(2)	(2)
Total acquisition-related costs—net of tax	3	3
Certain significant items:
Operational efficiency initiative(d)	(28)	10
Supply network strategy(e)	3	5
Stand-up costs(f)	12	23
Other(g)	—	3
Total certain significant items—pre-tax	(13)	41
Income taxes(c)	(36)	8
Total certain significant items—net of tax	23	33
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$35	$42
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate. Income taxes in Purchase accounting adjustments for the three months ended April 3, 2016, and March 29, 2015, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates. Income taxes in Acquisition-related costs for the three months ended April 3, 2016, and March 29, 2015, includes a tax charge related to the acquisition of certain assets of Abbott Animal Health. Income taxes in Certain significant items for the three months ended April 3, 2016, includes a net tax charge of approximately $35 million related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. The net charge of approximately $35 million relates to the recovery of prior tax benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal. This net charge does not include any benefits associated with a successful appeal of the decision, nor does it reflect guidance we expect to receive from the Belgian government on the methodology and timing of the recovery of prior tax benefits. Income taxes in Certain significant items for the three months ended March 29, 2015, includes a net tax charge related to the revaluation of deferred taxes and other deferred tax adjustments.

(d)
For the three months ended April 3, 2016, comprises restructuring charges of $2 million related to employee termination costs ($1 million) and exit costs ($1 million), consulting fees of $3 million, and a net gain of $33 million related to the sale of certain manufacturing sites and products. For the three months ended March 29, 2015, primarily represents consulting fees.

(e)
For the three months ended April 3, 2016, comprises accelerated depreciation of $1 million and consulting fees of $2 million. For the three months ended March 29, 2015, primarily represents consulting fees.

(f)
Certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs.

(g)	For the three months ended March 29, 2015, represents charges due to unusual investor-related activities.

34 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	April 3,	March 29,
(MILLIONS OF DOLLARS)	2016	2015
Cost of sales:
Purchase accounting adjustments	$7	$2
Accelerated depreciation	1	—
Consulting fees	2	5
Stand-up costs	1	2
Total Cost of sales	11	9

Selling, general & administrative expenses:
Purchase accounting adjustments	1	—
Consulting fees	3	10
Stand-up costs	11	21
Other	—	3
Total Selling, general & administrative expenses	15	34

Research & development expenses:
Purchase accounting adjustments	1	—
Total Research & development expenses	1	—

Amortization of intangible assets:
Purchase accounting adjustments	17	11
Total Amortization of intangible assets	17	11

Restructuring charges and certain acquisition-related costs:
Integration costs	—	1
Employee termination costs	1	—
Exit costs	1	—
Total Restructuring charges and certain acquisition-related costs	2	1

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	(33)	—
Other	1	—
Total Other (income)/deductions—net	(32)	—

Provision for taxes on income	21	(13)

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$35	$42
Certain amounts may reflect rounding adjustments.
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
Analysis of the condensed consolidated balance sheets
April 3, 2016 vs. December 31, 2015
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of the timing of customer collections and the impact of foreign exchange.

35 |

Inventories decreased primarily as a result of the impact of foreign exchange. See Notes to Condensed Consolidated Financial Statements— Note 9. Inventories.
Assets held for sale reflects certain inventory, goodwill and property, plant and equipment, less accumulated depreciation associated with a pending divestiture. See Notes to Condensed Consolidated Financial Statements— Note 4. Acquisitions and Divestitures—Assets Held for Sale.
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense.
Identifiable intangible assets, less accumulated amortization increased primarily as a result of the acquisition of a livestock business in the first quarter of 2016, as well as an increase in the acquisition date fair value of intangible assets associated with the acquisition of Abbott and the impact of foreign exchange. These increases were partially offset by amortization expense. Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures—Acquisitions and Note 10. Goodwill and Other Intangible Assets.
Goodwill increased primarily as a result of the acquisition of a livestock business in the first quarter of 2016 and the impact of foreign exchange, partially offset by a reduction in the acquisition date fair value of intangible assets associated with the acquisition of Abbott. See Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures—Acquisitions and Note 10. Goodwill and Other Intangible Assets.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first quarter of 2016, as well as the impact of the European Commission’s negative decision on the excess profits rulings in Belgium and a revaluation of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.
Accounts payable decreased as a result of the timing of payments.
Accrued compensation and related items decreased, primarily due to payment of 2015 annual bonuses to eligible employees and 2015 employee savings plan contributions, partially offset by the pro-rata accrual of similar items for 2016.
Dividends payable relates to the dividend of $0.095 per share declared on February 19, 2016, payable on June 1, 2016, to shareholders of record at the close of business on April 7, 2016.
Accrued expenses and Other current liabilities decreased primarily as a result of payment of employee termination costs associated with our operational efficiency initiatives, payment of the contingent purchase price consideration to Abbott, and lower contract rebate accruals, partially offset by the recognition of the contingent purchase price consideration associated the first quarter 2016 acquisition of certain intangible assets related to our livestock product portfolio. See Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures—Acquisitions and Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Other non-current liabilities decreased primarily as a result of a reduction in accrued employee termination costs associated with our operational efficiency initiatives. See Notes to Condensed Consolidated Financial Statements— Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	April 3,	March 29,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Net cash provided by (used in):
Operating activities	$51	$60	(15)
Investing activities	18	(274)	*
Financing activities	(543)	(94)	*
Effect of exchange-rate changes on cash and cash equivalents	(5)	(15)	(67)
Net decrease in cash and cash equivalents	$(479)	$(323)	48
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Net cash provided by operating activities was $51 million for the three months ended April 3, 2016, compared with net cash provided by operating activities of $60 million for the three months ended March 29, 2015. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business, partially offset by higher income before allocation to noncontrolling interests, as adjusted for depreciation and amortization.

36 |

Investing activities
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Our net cash provided by investing activities was $18 million for the three months ended April 3, 2016, compared with net cash used in investing activities of $274 million for the three months ended March 29, 2015. The increase in investing cash flows is primarily attributable to the proceeds from the sales of certain manufacturing sites and products as part of the operational efficiency initiative, partially offset by purchases of property, plant and equipment and the acquisition of a livestock business.
Financing activities
Three months ended April 3, 2016 vs. three months ended March 29, 2015
Our net cash used in financing activities was $543 million for the three months ended April 3, 2016, compared with net cash used in financing activities of $94 million for the three months ended March 29, 2015. The net cash used in financing activities for 2016 was due primarily to the senior note payment in February 2016, the purchase of treasury shares, the payment of dividends and the contingent consideration payment to Abbott. The net cash used in financing activities for 2015 was primarily attributable to the purchase of treasury shares and the payment of dividends.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	April 3,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
Cash and cash equivalents	$675	$1,154
Accounts receivable, net(a)	908	937
Short-term borrowings	4	5
Current portion of long-term debt	—	400
Long-term debt	4,464	4,463
Working capital	2,144	2,049
Ratio of current assets to current liabilities	2.84:1	2.15:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the three months ended April 3, 2016, compared with December 31, 2015, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2012, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 upon the completion of the initial public offering and which expires in December 2017. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.25:1 and extends until the fourth full consecutive quarter ended immediately following the consummation of a material acquisition. On November 10, 2015, we designated the acquisition of Pharmaq a material acquisition under the revolving credit agreement. For additional information, see Notes to Condensed Consolidated Financial Statements— Note 4. Acquisitions and Divestitures. On February 19, 2016, we amended this financial covenant to add back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the second quarter of 2015, related to our operational efficiency program announced on May 5, 2015, in an aggregate amount for all such charges not to exceed $237 million) and Venezuela-related charges (defined as the write-down, impairment and other charges recorded by the company during the fourth quarter of 2015 relating to Venezuela, in an aggregate amount for all such charges not to exceed $95 million).

37 |

The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of April 3, 2016. There were no borrowings outstanding as of April 3, 2016, or December 31, 2015.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of April 3, 2016, we had access to $91 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $4 million as of both April 3, 2016, and December 31, 2015.
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
Pursuant to the indenture, we are able to redeem the 2013 and 2015 senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013 and 2015 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013 and 2015 senior notes at a price equal to 101% of the aggregate principal amount of the 2013 and 2015 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
2013 Senior Note due 2018	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2015 Senior Note due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
2013 Senior Note due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Note due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2013 Senior Note due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
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

38 |

In the first quarter of 2016, we entered into an interest rate swap with an aggregate notional value of $50 million, having a term of ten years and an effective date and mandatory termination date of December 2017. We designated this swap as a cash flow hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018.
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
Contractual Obligations
During the first quarter of 2016, we entered into an agreement to acquire a livestock business. The acquisition complements our livestock biologic hormones product portfolio, primarily in South America. The total purchase price of $38 million was comprised of $5 million of cash paid, and $33 million of contingent consideration in the form of milestone payments, which are due upon the transfer of individual assets, and is expected to occur over the next two years. As of April 3, 2016, outstanding milestone payments of $27 million included $19 million and $8 million recorded within Other current liabilities and Other noncurrent liabilities, respectively.
Share Repurchase Program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the three months ended April 3, 2016, approximately two million shares were repurchased. As of April 3, 2016, there was approximately $225 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 3, 2016, or December 31, 2015, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of April 3, 2016.
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Accounting for lessors remains largely unchanged. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The provisions of the new standard are effective beginning January 1, 2019, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We continue to assess the potential impact that adopting this new guidance will have on our consolidated financial statements.
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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers

39 |

in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.
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
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, new systems infrastructure stand-up, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, our agreements with Pfizer, the expected timing and content of regulatory actions, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

40 |

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

41 |

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the Australian dollar, Brazilian real, Canadian dollar, euro, and U.K. pound. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at April 3, 2016, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at April 3, 2016, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $16 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $22 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments- Fair Value of Derivative Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At April 3, 2016, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments- Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of April 3, 2016, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently migrating many of our financial reporting and processing systems to an enterprise-wide solution. These system implementations are part of our ongoing stand-up efforts, and we plan to continue to implement such systems throughout the business. We expect to complete the implementations in 2016. In connection with these implementations and resulting business process changes, we will enhance the design and documentation of our internal control over financial reporting process to maintain effective controls over our financial reporting.

42 |

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I- Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Information and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2015 Annual Report on Form 10-K.
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
For example, the European Commission opened formal investigations to examine whether decisions by the tax authorities in certain European countries, including Belgium, comply with European Union rules on state aid. In the case of Belgium, the European Commission concluded on January 11, 2016, that the excess profits ruling violates the European Union’s state aid rules. The impact of this conclusion is a net tax charge of approximately $35 million. This does not include any benefits associated with a successful appeal of the decision, nor does it reflect guidance we expect to receive from the Belgian government on the methodology and timing of the recovery of prior tax benefits. The net charge of approximately $35 million relates to recovery of benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal. In addition, on January 28, 2016, the European Union presented an anti-tax-avoidance directive designed to provide uniform implementation of Base Erosion and Profits Shifting measures and minimum standards across Member States. If enacted, this proposed directive could have an impact on our effective tax rate.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
April 3, 2016:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2016	488,056	$44.88	471,788	$279,742,660
February 1 - February 28, 2016	787,122	$41.78	586,586	255,447,640
February 29 - April 3, 2016	737,791	$41.36	734,087	225,076,175
	2,012,969	$42.38	1,792,461	$225,076,175
(a) The company repurchased 220,508 shares during the three-month period ended April 3, 2016, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b) On November 18, 2014, the company's Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities
None

43 |

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014 (incorporated by reference to
Exhibit 3.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014)
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2015 Annual Report on Form 10-K filed on February 24, 2016)
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

44 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 6, 2016	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

May 6, 2016	By:	/S/ PAUL S. HERENDEEN
Paul S. Herendeen
Executive Vice President and
Chief Financial Officer

45 |