Form 10-Q
period 2016-07-03
Zoetis Inc.
filed 2016-08-05
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 1, 2016, there were 495,043,700 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2016	2015	2016	2015
Revenue	$1,208	$1,175	$2,370	$2,277
Costs and expenses:
Cost of sales(a)	399	427	788	821
Selling, general and administrative expenses(a)	343	379	658	733
Research and development expenses(a)	88	84	178	164
Amortization of intangible assets(a)	22	15	43	30
Restructuring (benefits)/charges and certain acquisition-related costs	(21)	266	(19)	267
Interest expense, net of capitalized interest	41	29	84	57
Other (income)/deductions—net	4	2	(26)	2
Income/(Loss) before provision for taxes on income	332	(27)	664	203
Provision for taxes on income	108	9	236	74
Net income/(loss) before allocation to noncontrolling interests	224	(36)	428	129
Less: Net income attributable to noncontrolling interests	—	1	—	1
Net income/(loss) attributable to Zoetis Inc.	$224	$(37)	$428	$128
Earnings/(Loss) per share attributable to Zoetis Inc. stockholders:
Basic	0.45	(0.07)	0.86	0.26
Diluted	0.45	(0.07)	0.86	0.25
Weighted-average common shares outstanding:
Basic	496.3	500.2	496.9	500.7
Diluted	498.8	500.2	499.2	502.9
Dividends declared per common share	$0.095	$—	$0.190	$0.083

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Net income/(loss) before allocation to noncontrolling interests	$224	$(36)	$428	$129
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Unrealized loss on derivatives, net(a)	(3)	—	(3)	—
Foreign currency translation adjustments, net	63	(25)	65	(143)
Benefit plans: Actuarial gains, net(a)	2	—	3	1
Total other comprehensive income/(loss), net of tax	62	(25)	65	(142)
Comprehensive income/(loss) before allocation to noncontrolling interests	286	(61)	493	(13)
Less: Comprehensive (loss)/income attributable to noncontrolling interests	—	—	(1)	1
Comprehensive income/(loss) attributable to Zoetis Inc.	$286	$(61)	$494	$(14)

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	December 31,
	2016	2015
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$658	$1,154
Accounts receivable, less allowance for doubtful accounts of $36 in 2016 and $34 in 2015	888	937
Inventories	1,525	1,467
Assets held for sale	—	71
Other current assets	257	201
Total current assets	3,328	3,830
Property, plant and equipment, less accumulated depreciation of $1,297 in 2016 and $1,208 in 2015	1,341	1,307
Goodwill	1,475	1,455
Identifiable intangible assets, less accumulated amortization	1,217	1,190
Noncurrent deferred tax assets	91	82
Other noncurrent assets	66	49
Total assets	$7,518	$7,913

Liabilities and Equity
Short-term borrowings	$4	$5
Current portion of long-term debt	—	400
Accounts payable	224	293
Dividends payable	47	47
Accrued expenses	512	676
Accrued compensation and related items	164	234
Income taxes payable	51	63
Liabilities associated with assets held for sale	—	4
Other current liabilities	37	59
Total current liabilities	1,039	1,781
Long-term debt, net of discount and issuance costs	4,465	4,463
Noncurrent deferred tax liabilities	292	264
Other taxes payable	115	63
Other noncurrent liabilities	236	251
Total liabilities	6,147	6,822
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,808,229 shares issued; 495,389,702 and 497,400,113 shares outstanding at July 3, 2016, and December 31, 2015, respectively	5	5
Treasury stock, at cost, 6,501,541 and 4,408,116 shares of common stock at July 3, 2016, and December 31, 2015, respectively	(294)	(203)
Additional paid-in capital	1,010	1,012
Retained earnings	1,190	876
Accumulated other comprehensive loss	(554)	(622)
Total Zoetis Inc. equity	1,357	1,068
Equity attributable to noncontrolling interests	14	23
Total equity	1,371	1,091
Total liabilities and equity	$7,518	$7,913

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2014	$5	$—	$958	$709	$(361)	$26	$1,337
Six months ended June 28, 2015
Net income	—	—	—	128	—	1	129
Other comprehensive income/(loss)	—	—	—	—	(143)	1	(142)
Share-based compensation awards(b)	—	(2)	21	—	—	—	19
Treasury stock acquired(c)	—	(98)	—	—	—	—	(98)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(42)	—	(2)	(44)
Balance, June 28, 2015	$5	$(100)	$980	$795	$(504)	$26	$1,202

Balance, December 31, 2015	$5	$(203)	$1,012	$876	$(622)	$23	$1,091
Six months ended July 3, 2016
Net income	—	—	—	428	—	—	428
Other comprehensive income/(loss)	—	—	—	—	66	(1)	65
Share-based compensation awards (b)	—	60	(3)	(20)	—	—	37
Treasury stock acquired(c)	—	(151)	—	—	—	—	(151)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Divestitures(e)	—	—	—	—	2	(8)	(6)
Dividends declared	—	—	—	(94)	—	—	(94)
Balance, July 3, 2016	$5	$(294)	$1,010	$1,190	$(554)	$14	$1,371

(a)
As of July 3, 2016, and June 28, 2015, there were 495,389,702 and 499,339,397 outstanding shares of common stock, respectively, and 6,501,541 and 2,162,145 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 13. Stockholders' Equity.

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

(e)	Reflects the divestiture of our share of our Taiwan joint venture. See Note 4B. Acquisitions and Divestitures: Divestitures.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015
Operating Activities
Net income before allocation to noncontrolling interests	$428	$129
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	117	98
Share-based compensation expense	19	21
Restructuring, net of payments	(19)	225
Asset write-offs and asset impairments	—	38
Gains on sales of assets	(27)	—
Provision for losses on inventory	35	37
Deferred taxes	17	(73)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	9	9
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	53	(71)
Inventories	(87)	(171)
Other assets	(72)	(30)
Accounts payable	(71)	(2)
Other liabilities	(254)	(60)
Other tax accounts, net	39	31
Net cash provided by operating activities	188	182
Investing Activities
Purchases of property, plant and equipment	(99)	(91)
Acquisitions	(20)	(229)
Net proceeds from sales of assets	88	2
Net cash used in investing activities	(31)	(318)
Financing Activities
Decrease in short-term borrowings, net	(1)	(2)
Principal payments on long-term debt	(400)	—
Payment of contingent consideration related to previously acquired assets	(22)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares and excess tax benefits(a)	17	2
Purchases of treasury stock(b)	(151)	(100)
Cash dividends paid	(94)	(85)
Net cash used in financing activities	(651)	(185)
Effect of exchange-rate changes on cash and cash equivalents	(2)	(17)
Net decrease in cash and cash equivalents	(496)	(338)
Cash and cash equivalents at beginning of period	1,154	882
Cash and cash equivalents at end of period	$658	$544

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$215	$121
Interest, net of capitalized interest	84	59
Non-cash transactions:
Purchases of property, plant and equipment	6	17
Contingent purchase price consideration	27	22
Dividends declared, not paid	47	—

(a)	Effective 2016, excess tax benefits are reflected within operating activities. See Note 3. Significant Accounting Policies for additional information.

(b)	Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information, see Note 13. Stockholders' Equity.

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
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three and six-month periods ended May 29, 2016, and May 24, 2015.
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
New Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The standard also clarifies that all cash payments made to taxing authorities on the employees' behalf for shares withheld should be presented as financing activities on the statements of cash flows and provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The provisions of the new standard are effective beginning January 1, 2017, and early adoption is permitted if all amendments are adopted in the same period. We elected to early adopt the new standard effective January 1, 2016. Excess tax benefits of $5 million generated during the first six months of 2016 are reflected as a component of Provision for taxes on income as presented in the condensed consolidated statements of operations. We have elected to apply the change in cash flow classification for excess tax benefits on a prospective basis. Cash payments made to taxing authorities on the behalf of company employees are reflected as a financing outflow in the condensed consolidated statements of cash flows, consistent with prior years. We continue to include the impact of estimated forfeitures when determining share-based compensation expense.
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
Acquisition of Abbott Animal Health
On February 10, 2015, we completed the purchase of certain assets of Abbott Animal Health (AAH), a subsidiary of Abbott Laboratories (Abbott). AAH is a companion animal health business focused on the veterinary surgical suite. The purchase expands our companion animal product portfolio to include veterinarian solutions for anesthesia, pain management, and diabetes monitoring.
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
B. Divestitures
On April 28, 2016, we completed the sale of our 55 percent ownership share of our Taiwan joint venture, including our manufacturing site in Hsinchu, Taiwan to Yung Shin Pharmaceutical Industrial Co., Ltd., a pharmaceutical company with an animal health business and headquarters in Taiwan. The sale also included a portfolio of products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, anti-infective medicines and nutritional premixes for livestock, sold primarily in Taiwan and in international markets. We received $13 million in cash upon closing. The assets and liabilities related to this sale had been previously included within held for sale classification as of December 31, 2015.
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
During the first six months of 2016, we received total cash proceeds of approximately $88 million related to the divestitures of our share of our Taiwan joint venture and the India and U.S. manufacturing sites noted above. During the first quarter of 2016, we recognized a net pre-tax gain of approximately $33 million, partially offset by a net pre-tax loss of approximately $6 million recognized during the second quarter of 2016. Gains and losses related to divestitures are recorded within Other (income)/deductions— net.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Restructuring (benefits)/charges and certain acquisition-related costs:
Integration costs(a)	$2	$3	$2	$4
Restructuring (benefits)/ charges(b):
Employee termination costs	(24)	237	(23)	237
Asset impairment charges	—	26	—	26
Exit costs	1	—	2	—
Total Restructuring (benefits)/charges and certain acquisition-related costs	$(21)	$266	$(19)	$267

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring (benefits)/ charges for the three and six months ended July 3, 2016, and June 28, 2015, primarily relate to our operational efficiency initiative and supply network strategy.
The restructuring (benefits)/ charges for the three months ended July 3, 2016, are associated with the following: U.S. ($1 million benefit), International ($14 million benefit) and Manufacturing/research/corporate ($8 million benefit).
The restructuring (benefits)/ charges for the six months ended July 3, 2016, are associated with the following: U.S. ($2 million benefit), International ($15 million benefit) and Manufacturing/research/corporate ($4 million benefit).
The restructuring charges for the three and six months ended June 28, 2015, are associated with the following: U.S. ($30 million), International ($115 million) and Manufacturing/research/corporate ($118 million).
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over the long term. As of July 3, 2016, we divested three U.S. manufacturing sites, one international manufacturing site, and our 55 percent ownership share of our Taiwan joint venture, inclusive of its related manufacturing site. See Note 4B. Acquisitions and Divestitures: Divestitures for additional information. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of July 3, 2016, approximately 1,600 positions have been eliminated and additional reductions are expected primarily over the next twelve months.

9 |

Restructuring (benefits)/charges related to these initiatives are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Operational efficiency initiative:
Employee termination costs(a)	$(30)	$228	$(29)	$228
Asset impairment	—	25	—	25
Exit costs	2	—	3	—
	(28)	253	(26)	253

Supply network strategy:
Employee termination costs	6	9	6	9
Asset impairment charges	—	1	—	1
	6	10	6	10

Total restructuring (benefits)/ charges related to the operational efficiency initiative and supply network strategy	(22)	263	(20)	263

Other operational efficiency initiative charges
Selling, general and administrative expenses:
Accelerated depreciation	1	—	1	—
Consulting fees	4	10	7	20
Other (income)/deductions:
Net loss/(gain) on sale of assets(b)	6	—	(27)	—
Total other operational efficiency initiative charges	11	10	(19)	20

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	1	—	2	—
Consulting fees	1	5	3	10
Total other supply network strategy charges	2	5	5	10

Total costs associated with the operational efficiency initiative and supply network strategy	$(9)	$278	$(34)	$293

(a)
For the three and six months ended July 3, 2016, includes a reduction in employee termination accruals primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016.

(b)
For the three months ended July 3, 2016, primarily represents the net loss on the sale of our share of our Taiwan joint venture as part of our operational efficiency initiative. For the six months ended July 3, 2016, represents the net gain on the sale of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative.

The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2015(a)	$221	$1	$222
Provision	(23)	2	(21)
Utilization and other(b)	(70)	(3)	(73)
Balance, July 3, 2016(a)	$128	$—	$128

(a)	At July 3, 2016, and December 31, 2015, included in Accrued expenses ($91 million and $162 million, respectively) and Other noncurrent liabilities ($37 million and $60 million, respectively).

(b)	Includes adjustments for foreign currency translation.

10 |

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Royalty-related income	$(5)	$(7)	$(12)	$(14)
Identifiable intangible asset impairment charges(a)	—	2	—	2
Net (gain)/loss on sale of assets(b)	6	—	(27)	—
Foreign currency loss(c)	8	4	17	12
Other, net(d)	(5)	3	(4)	2
Other (income)/deductions—net	$4	$2	$(26)	$2

(a)	For the three and six months ended June 28, 2015, represents an impairment of IPR&D assets related to the termination of a canine oncology project.

(b)
For the three months ended July 3, 2016, primarily represents the net loss on the sale of our share of our Taiwan joint venture as part of our operational efficiency initiative. For the six months ended July 3, 2016, represents the net gain on the sale of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative.

(c)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(d)
For the three and six months ended July 3, 2016, primarily represents income associated with certain state business employment tax incentive credits. For the three and six months ended June 28, 2015, primarily represents inventory losses of $3 million sustained as a result of weather damage at storage facilities in Brazil and Australia, partially offset by interest income and other miscellaneous income.

11 |

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 32.5% for the three months ended July 3, 2016, compared with (33.3)% for the three months ended June 28, 2015. The effective tax rates for the second quarter of 2016 and 2015 include changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings (i) from operations and (ii) from restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs. In addition, the effective tax rate for the second quarter of 2016 includes a $3 million discrete tax expense related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium (see C. Tax Contingencies). The negative effective tax rate for the second quarter of 2015 was driven by a pre-tax loss which resulted from restructuring charges recorded in that quarter related to the operational efficiency initiative and supply network strategy. See Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for additional information. In addition, the effective tax rate for the second quarter of 2015 includes a $6 million discrete tax benefit related to prior period tax adjustments, partially offset by a valuation allowance of $3 million.
The effective tax rate was 35.5% for the six months ended July 3, 2016, compared with 36.5% for the six months ended June 28, 2015. The lower effective tax rate for the six months ended July 3, 2016, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings (i) from operations and (ii) from restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges/(benefits), asset impairments and gains and losses on asset divestitures; and

•
a $38 million net discrete tax expense related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium (see C. Tax Contingencies), partially offset by a revaluation of the company's deferred tax assets and liabilities using the Belgium tax rates expected to be in place going forward as a result of the decision, partially offset by:

•
a $10 million and $9 million discrete tax benefit recorded in the first quarter of 2016 and 2015, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates; and

•
a $5 million discrete tax benefit related to the adoption of a new accounting standard in 2016 requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income. See Note 3. Significant Accounting Policies.

B.	Deferred Taxes
As of July 3, 2016, the total net deferred income tax liability of $201 million is included in Noncurrent deferred tax assets ($91 million) and Noncurrent deferred tax liabilities ($292 million).
As of December 31, 2015, the total net deferred income tax liability of $182 million is included in Noncurrent deferred tax assets ($82 million) and Noncurrent deferred tax liabilities ($264 million).

C.	Tax Contingencies
As of July 3, 2016, the tax liabilities associated with uncertain tax positions of $111 million (exclusive of interest and penalties related to uncertain tax positions of $8 million) are included in Noncurrent deferred tax assets ($5 million) and Other taxes payable ($106 million).
As of December 31, 2015, the tax liabilities associated with uncertain tax positions of $61 million (exclusive of interest and penalties related to uncertain tax positions of $7 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($55 million).
The increase in tax liabilities associated with uncertain tax positions as of July 3, 2016, is primarily due to a tax charge of approximately $50 million related to the impact of the European Commission’s negative decision on January 11, 2016, regarding the excess profits rulings in Belgium. This charge, related to the Belgium government's recovery of prior tax benefits for the periods 2013 through 2015, does not include any benefits associated with a successful appeal of the decision.
Aside from the above, our tax liabilities for uncertain tax positions relate primarily to issues common among multinational corporations. Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.
We believe that it is reasonably possible that our reserves for uncertain tax positions could decrease within the next twelve months by approximately $50 million due to the expected payment related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of uncertain tax positions and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

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
We were in compliance with all financial covenants as of July 3, 2016, and December 31, 2015. There were no amounts drawn under the credit facility as of July 3, 2016, or December 31, 2015.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of July 3, 2016, we had access to $91 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $4 million as of both July 3, 2016, and December 31, 2015.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of July 3, 2016, and December 31, 2015, there was no commercial paper issued under this program.
Short-Term Borrowings
As of July 3, 2016, short-term borrowings outstanding, including lines of credit, were $4 million, with a weighted-average interest rate of 5.4%. As of December 31, 2015, short-term borrowings outstanding, including lines of credit, were $5 million, with a weighted-average interest rate of 5.2%.
Senior Notes and Other Long-Term Debt
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
There was no current portion of long-term debt as of July 3, 2016. The current portion of long-term debt was $400 million as of December 31, 2015, with a weighted-average interest rate of 1.150%.
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

13 |

The components of our long-term debt are as follows:

	July 3,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
1.150% 2013 senior notes due 2016	$—	$400
1.875% 2013 senior notes due 2018	750	750
3.450% 2015 senior notes due 2020	500	500
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
	4,500	4,900
Unamortized debt discount / debt issuance costs	(35)	(37)
Less current portion of long-term debt	—	(400)
Long-term debt	$4,465	$4,463
The fair value of our long-term debt, including the current portion of long-term debt, was $4,683 million and $4,759 million as of July 3, 2016, and December 31, 2015, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of July 3, 2016, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2017	2018	2019	2020	2021	2021	Total
Maturities	$—	$750	$—	$500	$—	$3,250	$4,500
Interest Expense
Interest expense, net of capitalized interest, was $41 million and $29 million for the three and six months ended July 3, 2016, respectively, and $84 million and $57 million for the three and six months ended June 28, 2015, respectively. Capitalized interest was $1 million and $2 million for each of the three and six months ended July 3, 2016, and June 28, 2015, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.3 billion and $1.4 billion, as of July 3, 2016, and December 31, 2015, respectively. The derivative financial instruments primarily offset exposures in the Australian dollar, Canadian dollar, Chinese Yuan, euro, Japanese Yen, and U.K. pound. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
In the first six months of 2016, we entered into interest rate swaps with an aggregate notional value of $200 million, having a term of ten years and an effective date and mandatory termination date of December 2017. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018.

14 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		July 3,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2016	2015
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$7	$8
Foreign currency forward-exchange contracts	Other current liabilities	(10)	(10)
Total derivatives not designated as hedging instruments		(3)	(2)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other current liabilities	(5)	—
Total derivatives designated as hedging instruments		(5)	—

Total derivatives		$(8)	$(2)
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions, are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Foreign currency forward-exchange contracts	$(13)	$(1)	$(12)	$6
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of net losses on derivative instruments designated as cash flow hedges, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Interest rate swap contracts	$(3)	$—	$(3)	$—

15 |

9.	Inventories
The components of inventory are as follows:

	July 3,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
Finished goods	$756	$758
Work-in-process	527	384
Raw materials and supplies	242	325
Inventories	$1,525	$1,467

10.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2015	$665	$790	$1,455
Additions / Adjustments(a)	—	(1)	(1)
Other(b)	—	21	21
Balance, July 3, 2016	$665	$810	$1,475
(a) Primarily includes a $12 million purchase price allocation associated with the acquisition of a livestock business in South America, offset by a $13 million reduction in the acquisition date fair value of goodwill associated with the acquisition of Abbott. See Note 4A. Acquisitions and Divestitures: Acquisitions.
(b) Includes adjustments for foreign currency translation.
The gross goodwill balance was $2,011 million and $1,991 million as of July 3, 2016, and December 31, 2015, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of July 3, 2016, and December 31, 2015.

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of July 3, 2016			As of December 31, 2015
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,064	$(310)	$754	$1,010	$(274)	$736
Brands	212	(126)	86	212	(121)	91
Trademarks and trade names	65	(45)	20	63	(44)	19
Other(a)	228	(125)	103	214	(118)	96
Total finite-lived intangible assets	1,569	(606)	963	1,499	(557)	942
Indefinite-lived intangible assets:
Brands	36	—	36	36	—	36
Trademarks and trade names	67	—	67	66	—	66
In-process research and development	143	—	143	138	—	138
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	254	—	254	248	—	248
Identifiable intangible assets	$1,823	$(606)	$1,217	$1,747	$(557)	$1,190

(a)
Includes the acquisition of intangible assets associated with the purchase of a livestock business in South America in the first quarter of 2016 and an increase in the acquisition date fair value of intangible assets associated with the acquisition of Abbott, as well as the impact of foreign exchange. See Note 4A. Acquisitions and Divestitures: Acquisitions.

16 |

C.	Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $24 million and $48 million for the three and six months ended July 3, 2016, respectively, and $16 million and $31 million for the three and six months ended June 28, 2015, respectively.

11.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $1 million in each three month period ended July 3, 2016, and June 28, 2015, and $3 million in each six month period ended July 3, 2016, and June 28, 2015.
The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Service cost	$2	$2	$4	$4
Interest cost	1	1	2	2
Expected return on plan assets	—	(1)	(1)	(1)
Amortization of net actuarial loss	—	1	—	1
Curtailment gain	(1)	—	(1)	—
Net periodic benefit cost	$2	$3	$4	$6
Total company contributions to the international pension plans were $3 million and $6 million for the three and six months ended July 3, 2016, and $1 million and $3 million for the three and six months ended June 28, 2015, respectively. We expect to contribute a total of approximately $9 million to these plans in 2016.

12.	Share-Based Payments
The company may grant a variety of share-based payments under the Zoetis 2013 Equity and Incentive Plan (the Equity Plan) to employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock units (DSUs), performance-vesting restricted stock units (PSUs) and other equity-based or cash-based awards.
The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Stock options / stock appreciation rights	$3	$5	$5	$11
RSUs / DSUs	6	5	12	9
PSUs	1	1	2	1
Share-based compensation expense—total(a)(b)	$10	$11	$19	$21
(a) For the three and six months ended July 3, 2016, amounts capitalized to inventory were insignificant. For the three and six months ended June 28, 2015, we capitalized $1 million of share-based compensation expense to inventory.
(b) Includes additional share-based compensation expense as a result of accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards of terminated employees in connection with our operational efficiency initiative and supply network strategy for the six months ended July 3, 2016, of approximately $1 million, which is included in Restructuring (benefits)/charges and certain acquisition-related costs. For the three months ended July 3, 2016, and the three and six months ended June 28, 2015, the amounts were insignificant.

17 |

During the six months ended July 3, 2016, the company granted 887,473 stock options with a weighted-average exercise price of $41.89 per stock option and a weighted-average fair value of $11.21 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.56%; expected dividend yield of 0.90%; expected stock price volatility of 26.84%; and expected term of 6.5 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended July 3, 2016, the company granted 712,979 RSUs with a weighted-average grant date fair value of $41.85 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended July 3, 2016, the company granted 198,445 PSUs with a weighted-average grant date fair value of $50.20 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 23.8% and 25.2%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

13.	Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of July 3, 2016, there was approximately $150 million remaining under this authorization.
Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2014	501.34	0.02
Share-based compensation(b)	0.16	0.02
Share repurchase program	—	2.12
Balance, June 28, 2015	501.50	2.16

Balance, December 31, 2015	501.81	4.41
Share-based compensation(b)	0.08	(1.29)
Share repurchase program	—	3.38
Balance, July 3, 2016	501.89	6.50
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

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2015	$(2)	$(604)	$(16)	$(622)
Other comprehensive income (loss), net of tax	(3)	66	3	66
Divestiture of noncontrolling interest(a)		2	—	2
Balance, July 3, 2016	$(5)	$(536)	$(13)	$(554)
(a)    Reflects the divestiture of our share of our Taiwan joint venture. See Note 4B. Acquisitions and Divestitures: Divestitures.

18 |

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2016	2015	2016	2015
Numerator
Net income/(loss) before allocation to noncontrolling interests	$224	$(36)	$428	$129
Less: net income attributable to noncontrolling interests	—	1	—	1
Net income/(loss) attributable to Zoetis Inc.	$224	$(37)	$428	$128
Denominator
Weighted-average common shares outstanding	496.3	500.2	496.9	500.7
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.5	—	2.3	2.2
Weighted-average common and potential dilutive shares outstanding	498.8	500.2	499.2	502.9

Earnings (loss) per share attributable to Zoetis Inc. stockholders—basic	$0.45	$(0.07)	$0.86	$0.26
Earnings (loss) per share attributable to Zoetis Inc. stockholders—diluted	$0.45	$(0.07)	$0.86	$0.25
There were approximately 2 million stock options outstanding for the three months ended July 3, 2016, and approximately 2 million and 1 million stock options outstanding for the six months ended July 3, 2016, and June 28, 2015, respectively, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive. Common stock equivalents were not included for the three months ended June 28, 2015, as the effect would have been anti-dilutive.

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

19 |

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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature, and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. The prosecutor, however, denied the proposal and reiterated his request that each defendant agree to become a signatory to the Term of Reference, as originally proposed. On October 5, 2015, we informed the prosecutor of our decision not to sign the Term Reference and requested a face-to-face meeting to clarify the scope and methodology of the preliminary assessment, to understand the exact reasons for the rejection of our proposal to engage a technical consultant, and to discuss alternative scenarios. The prosecutor granted our request and the meeting was held on November 6, 2015, at which we provided clarifications and additional information. On July 12, 2016, the parties reached agreement in principle on the terms of the cooperation agreement with the prosecutor, pursuant to which the limited study at the site will be conducted.
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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at

20 |

turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2015, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases for purposes of discovery and disposition. We believe we have strong arguments against all claims.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 3, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

21 |

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $7.5 billion at July 3, 2016, and $7.9 billion at December 31, 2015.
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Three months ended
U.S.
Revenue	$594	$539
Cost of Sales	134	127
Gross Profit	460	412
Gross Margin	77.4%	76.4%
Operating Expenses	100	93
Other (income)/deductions	—	—
U.S. Earnings	360	319	$7	$7

International
Revenue(b)	602	622
Cost of Sales	201	225
Gross Profit	401	397
Gross Margin	66.6%	63.8%
Operating Expenses	124	151
Other (income)/deductions	1	4
International Earnings	276	242	11	13

Total operating segments	636	561	18	20

Other business activities	(74)	(67)	6	6
Reconciling Items:
Corporate	(171)	(123)	12	10
Purchase accounting adjustments	(28)	(15)	21	12
Acquisition-related costs	(2)	(4)	—	—
Certain significant items(c)	4	(319)	2	1
Other unallocated	(33)	(60)	1	1
Total Earnings/(Loss)(d)	$332	$(27)	$60	$50

22 |

	Earnings		Depreciation and Amortization(a)
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Six months ended
U.S.
Revenue	$1,176	$1,060
Cost of Sales	265	252
Gross Profit	911	808
Gross Margin	77.5%	76.2%
Operating Expenses	192	174
Other (income)/deductions	—	—
U.S. Earnings	719	634	$13	$13

International
Revenue(b)	1,169	1,193
Cost of Sales	397	429
Gross Profit	772	764
Gross Margin	66.0%	64.0%
Operating Expenses	233	286
Other (income)/deductions	3	6
International Earnings	536	472	22	24

Total operating segments	1,255	1,106	35	37

Other business activities	(148)	(135)	12	13
Reconciling Items:
Corporate	(340)	(254)	22	19
Purchase accounting adjustments	(54)	(28)	43	25
Acquisition-related costs	(3)	(5)	—	—
Certain significant items(c)	17	(360)	3	2
Other unallocated	(63)	(121)	2	2
Total Earnings(d)	$664	$203	$117	$98

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)
Revenue denominated in euros was $158 million and $312 million for the three and six months ended July 3, 2016, respectively, and $151 million and $286 million for the three and six months ended June 28, 2015, respectively.

(c)
For the three months ended July 3, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $5 million; (ii) a net loss of $6 million related to divestitures as a result of our operational efficiency initiative; (iii) a $24 million net reduction in certain employee termination accruals, partially offset by exit costs of $1 million, accelerated depreciation of $2 million, and consulting fees of $5 million related to our operational efficiency initiative, supply network strategy, and other restructuring activities, and (iv) charges of $1 million associated with changes to our operating model. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

For the six months ended July 3, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $17 million; (ii) a net gain of $27 million related to divestitures as a result of our operational efficiency initiative; (iii) a $23 million net reduction in certain employee termination accruals, partially offset by exit costs of $2 million, accelerated depreciation of $3 million and consulting fees of $10 million related to our operational efficiency initiative, supply network strategy and other restructuring activities, and (iv) charges of $1 million associated with changes to our operating model.
For the three months ended June 28, 2015, Certain significant items primarily includes: (i) Zoetis stand-up costs of $39 million; (ii) charges related to our operational efficiency initiative and supply network strategy of $278 million; and (iii) an impairment of IPR&D assets of $2 million related to the termination of a canine oncology project.
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

(d)	Defined as income before provision for taxes on income.

23 |

B.	Other Revenue Information
Revenue by Species
Species revenue are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Livestock:
Cattle	$366	$372	$743	$769
Swine	150	162	296	332
Poultry	118	138	240	267
Fish	22	—	39	—
Other	17	18	38	37
	673	690	1,356	1,405
Companion Animal:
Horses	36	42	75	82
Dogs and Cats	487	429	914	766
	523	471	989	848

Contract Manufacturing	12	14	25	24

Total revenue	$1,208	$1,175	$2,370	$2,277
Revenue by Major Product Category
Revenue by major product category are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Anti-infectives	$272	$278	$563	$590
Vaccines	310	286	611	557
Parasiticides	189	193	334	346
Medicated feed additives	128	119	266	240
Other pharmaceuticals	248	237	469	424
Other non-pharmaceuticals	49	48	102	96
Contract manufacturing	12	14	25	24
Total revenue	$1,208	$1,175	$2,370	$2,277

24 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of July 3, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended July 3, 2016 and June 28, 2015, and the related condensed consolidated statements of equity and cash flows for the six-month periods ended July 3, 2016 and June 28, 2015. These condensed consolidated financial statements are the responsibility of the Company's management.

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of July 3, 2016, and for the three and six-month periods ended July 3, 2016, and June 28, 2015, referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoetis Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New York, New York
August 5, 2016

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
A summary of our 2016 performance compared with the comparable 2015 period follows:

	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Revenue	$1,208	$1,175	3	$2,370	$2,277	4
Net income/(loss) attributable to Zoetis	224	(37)	*	428	128	*
Adjusted net income(a)	246	216	14	485	423	15

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this Management's Discussion and Analysis (MD&A) for more information.
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
For example, from December 2014 through June 2015, highly pathogenic H5 avian influenza virus infections were reported in domestic poultry, captive birds and wild birds in the United States, with a majority of confirmed infections occurring in backyard and commercial poultry flocks. The egg and turkey industry were the most impacted by this occurrence of avian influenza. USDA surveillance indicates that more than 48 million birds were affected (either infected or exposed) in at least 20 states. Although no new H5 avian influenza infections have been detected in the United States since June 2015, an outbreak of highly pathogenic H7 avian influenza infections was reported in a commercial turkey flock in Indiana in January 2016, and both forms of the virus continue to pose a threat to the poultry industry. In March 2016, we were granted a conditional license from the USDA for a vaccine to help prevent avian influenza, and in June 2016, we were awarded a contract to supply the USDA with this vaccine for the National Veterinary Stockpile. The vaccine is intended for use in chickens as an aid in the prevention of disease caused by the H5N1 subtype of the virus. The USDA will determine if a vaccination program should be implemented. It is important to note that human infection with avian influenza viruses has not occurred from eating properly cooked poultry or poultry products. We are

26 |

closely monitoring the developments as this situation unfolds and currently believe the impact on our 2016 global revenue will not be significant.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended July 3, 2016, approximately 47% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, euro, U.K. pound, and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended July 3, 2016, approximately 53% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 5% from changes in foreign currency values relative to the U.S. dollar.
Effective March 10, 2016, the Venezuela government made the following changes to its foreign currency exchange mechanisms: (i) the three-tier exchange rate system existing in the country changed to a dual system with the elimination of the SICAD rate, (ii) the official CENCOEX rate was replaced with DIPRO and was devalued from 6.3 to 10 Venezuelan bolivars per U.S. dollar, and (iii) the SIMADI rate was replaced with DICOM. As of July 3, 2016, the Venezuelan bolivar to U.S. dollar exchange rates were the DIPRO rate of 10 and the DICOM rate of 631. Beginning in the second quarter of 2016, we use the DICOM rate to report our Venezuela financial position, results of operations and cash flows.
On November 30, 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela. As a result, as of May 29, 2016, our net monetary assets in Venezuela were approximately $1 million. Our revenue from Venezuela was less than $1 million for the six months ended May 29, 2016, as compared with approximately $43 million for the six months ended May 24, 2015.
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
Following our initial public offering, we have incurred certain nonrecurring costs related to becoming an independent public company, including the creation of standalone systems and infrastructure, site separation, new branding (which includes changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.
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

	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Revenue	$1,208	$1,175	3	$2,370	$2,277	4
Costs and expenses:
Cost of sales(a)	399	427	(7)	788	821	(4)
% of revenue	33%	36%		33%	36%
Selling, general and administrative expenses(a)	343	379	(9)	658	733	(10)
% of revenue	28%	32%		28%	32%
Research and development expenses(a)	88	84	5	178	164	9
% of revenue	7%	7%		8%	7%
Amortization of intangible assets(a)	22	15	47	43	30	43
Restructuring (benefits)/charges and certain acquisition-related costs	(21)	266	*	(19)	267	*
Interest expense, net of capitalized interest	41	29	41	84	57	47
Other (income)/deductions—net	4	2	*	(26)	2	*
Income/(Loss) before provision for taxes on income	332	(27)	*	664	203	*
% of revenue	27%	(2)%		28%	9%
Provision for taxes on income	108	9	*	236	74	*
Effective tax rate	32.5%	(33.3)%		35.5%	36.5%
Net income/(loss) before allocation to noncontrolling interests	224	(36)	*	428	129	*
Less: Net income attributable to noncontrolling interests	—	1	(100)	—	1	(100)
Net income/(loss) attributable to Zoetis	$224	$(37)	*	$428	$128	*
% of revenue	19%	(3)%		18%	6%
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

Revenue
Three months ended July 3, 2016 vs. three months ended June 28, 2015
Total revenue increased by $33 million in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, reflecting higher operational revenue of $66 million, or 6%. Operational revenue growth (a non-GAAP financial measure) is defined as revenue growth excluding the impact of foreign exchange. Operational revenue growth was comprised primarily of the following:

•	growth of our in-line products, which contributed approximately 4%, of which price comprised 3% and volume comprised 1%;

•	increased sales of Apoquel®, which contributed approximately 3%;

•	recent acquisitions, primarily Pharmaq, which contributed approximately 2%; and

•	new product launches, which contributed approximately 2%,
partially offset by:

•	our product and market rationalization as part of the operational efficiency initiative, which resulted in a decline of approximately 5%.
Foreign exchange reduced our reported revenue growth by $33 million, or 3%.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Total revenue increased by $93 million in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, reflecting higher operational revenue of $203 million, or 9%. An estimated 3% of operational revenue growth is the result of six additional days in the first six months of 2016 as compared to the first six months of 2015 due to our accounting calendar. Inclusive of those additional days, operational revenue growth was comprised primarily of the following:

•	growth of our in-line products, which contributed approximately 5%, of which price comprised 3% and volume comprised 2%;

•	increased sales of Apoquel®, which contributed approximately 3%;

28 |

•	recent acquisitions, primarily Pharmaq and the acquisition of certain assets of Abbott Animal Health, which contributed approximately 3%;

•	new product launches, which contributed 2%; and

•	initial sales into expanded distribution relationships in the U.S., which contributed approximately 1%, partially offset by:

•	our product and market rationalization as part of the operational efficiency initiative, which resulted in a decline of approximately 5%.
Foreign exchange reduced our reported revenue growth by $110 million, or 5%.
Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Cost of sales	$399	$427	(7)	$788	$821	(4)
% of revenue	33.0%	36.3%		33.2%	36.1%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 3, 2016 vs. three months ended June 28, 2015
Cost of sales decreased by $28 million, or 7%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, primarily as a result of:

•	favorable product mix impacted by our operational efficiency initiative;

•	lower global manufacturing and supply costs;

•	a reduction in the amount of additional costs related to becoming an independent public company;

•	business model changes in Venezuela; and

•	a decline in consulting charges relating to our supply network strategy, partially offset by:

•	the cost of products and charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Cost of sales decreased by $33 million, or 4%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, primarily as a result of:

•	favorable product mix impacted by our operational efficiency initiative;

•	lower global manufacturing and supply costs;

•	favorable foreign exchange;

•	business model changes in Venezuela;

•	a reduction in the amount of additional costs related to becoming an independent public company; and

•	a decline in consulting charges relating to our supply network strategy, partially offset by:

•	an increase in sales volume including six additional calendar days; and

•	the cost of products and charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Selling, general and administrative expenses	$343	$379	(9)	$658	$733	(10)
% of revenue	28%	32%		28%	32%
Certain amounts and percentages may reflect rounding adjustments.

29 |

Three months ended July 3, 2016 vs. three months ended June 28, 2015
Selling, general & administrative (SG&A) expenses decreased by $36 million, or 9%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, primarily as a result of:

•	a reduction in marketing expense driven by our operational efficiency initiative;

•	a reduction in the amount of additional costs related to becoming an independent public company; and

•	favorable foreign exchange,
partially offset by:

•	certain compensation-related expenses;

•	additional expenses due to the acquisition of Pharmaq; and

•	an increase in depreciation associated with the implementation of our enterprise resource planning system.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Selling, general & administrative (SG&A) expenses decreased by $75 million, or 10%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, primarily as a result of:

•	a reduction in marketing expense driven by our operational efficiency initiative;

•	a reduction in the amount of additional costs related to becoming an independent public company; and

•	favorable foreign exchange,
partially offset by:

•	the impact of six additional calendar days;

•	an increase in depreciation associated with the implementation of our enterprise resource planning system; and

•	additional expenses due to the acquisition of Pharmaq.

Research and development expenses
	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Research and development expenses	$88	$84	5	$178	$164	9
% of revenue	7%	7%		8%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 3, 2016 vs. three months ended June 28, 2015
R&D expenses increased by $4 million, or 5%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, primarily as a result of:

•	increased project spending due to the timing of portfolio execution; and

•	the acquisition of Pharmaq,
partially offset by:

•	a reduction in spending driven by our operational efficiency initiative.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
R&D expenses increased by $14 million, or 9%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, primarily as a result of:

•	increased project spending due to the timing of portfolio execution;

•	the acquisition of Pharmaq; and

•	the impact of six additional calendar days,
partially offset by:

•	a reduction in spending driven by our operational efficiency initiative; and

•	favorable foreign exchange.

30 |

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Amortization of intangible assets	$22	$15	47	$43	$30	43
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 3, 2016 vs. three months ended June 28, 2015
Amortization of intangible assets increased by $7 million, or 47%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, primarily as a result of certain intangible assets acquired in the Pharmaq acquisition in November 2015.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Amortization of intangible assets increased by $13 million, or 43%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, primarily as a result of certain intangible assets acquired in the Pharmaq acquisition in November 2015.

Restructuring (benefits)/charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Restructuring (benefits)/charges and certain acquisition-related costs	$(21)	$266	*	$(19)	$267	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which is incremental to the supply network strategy that was previously announced. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets and reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over the long term. As of July 3, 2016, we divested 3 U.S. manufacturing sites, one international manufacturing site, and our 55 percent ownership share of our Taiwan joint venture, inclusive of its related manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of July 3, 2016, approximately 1,600 positions had been eliminated and additional reductions are expected primarily over the next twelve months.
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
Three months ended July 3, 2016 vs. three months ended June 28, 2015
Restructuring charges and certain acquisition-related costs decreased by $287 million in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, primarily as a result of lower employee termination costs ($261 million) and lower asset impairment charges ($26 million). The three months ended July 3, 2016, includes a net reduction in employee termination accruals associated with our operational efficiency initiative, primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016. The three months ended June 28, 2015, includes employee termination costs and asset impairment charges associated with the launch of our operational efficiency initiative and supply network strategy.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Restructuring charges and certain acquisition-related costs decreased by $286 million in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, primarily as a result of lower employee termination costs ($260 million) and lower asset impairment charges ($26 million). The six months ended July 3, 2016, includes a net reduction in employee termination accruals associated with our operational efficiency initiative, primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016. The six months ended June 28, 2015, includes employee termination costs and asset impairment charges associated with the launch of our operational efficiency initiative and supply network strategy.

31 |

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Interest expense, net of capitalized interest	$41	$29	41	$84	$57	47
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 3, 2016 vs. three months ended June 28, 2015
Interest expense, net of capitalized interest, increased by $12 million, or 41%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, as a result of the November 2015 issuance of $1.25 billion of senior notes, partially offset by the impact of the $400 million of senior notes that matured in the first quarter of 2016.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Interest expense, net of capitalized interest, increased by $27 million, or 47%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, as a result of the November 2015 issuance of $1.25 billion of senior notes, as well as six additional calendar days, partially offset by the impact of the $400 million of senior notes that matured in the first quarter of 2016.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Other (income)/deductions—net	$4	$2	*	$(26)	$2	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 3, 2016 vs. three months ended June 28, 2015
The change in Other (income)/deductions—net reflects an unfavorable impact of $2 million on income attributable to Zoetis in the three months ended July 3, 2016 compared with the three months ended June 28, 2015, primarily as a result of:

•	a net loss of $6 million related to divestitures as part of our operational efficiency initiative; and

•	higher foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies, partially offset by:

•	higher income associated with certain state business employment tax incentive credits.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
The change in Other (income)/deductions—net reflects a favorable impact of $28 million on income attributable to Zoetis in the six months ended July 3, 2016 compared with six months ended June 28, 2015, primarily as a result of:

•
a net gain of $27 million on sales of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative; and

•	higher income associated with certain state business employment tax incentive credits, partially offset by:

•	higher foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Provision for taxes on income	$108	$9	*	$236	$74	*
Effective tax rate	32.5%	(33.3)%		35.5%	36.5%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 3, 2016 vs. three months ended June 28, 2015
The effective tax rate was 32.5% for the three months ended July 3, 2016, compared with (33.3)% for the three months ended June 28, 2015. The effective tax rate for the three months ended July 3, 2016 and June 28, 2015, include changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings (i) from operations and (ii) from restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs. In addition, the effective tax rate for the three months ended July 3, 2016, includes a $3 million discrete tax expense related to changes in uncertain tax positions due to the impact of the European Commission’s

32 |

negative decision on the excess profits rulings in Belgium (see C. Tax Contingencies). The negative effective tax rate for the three months ended June 28, 2015, was driven by a pre-tax loss which resulted from restructuring charges recorded in that quarter related to the operational efficiency initiative and supply network strategy. See Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for additional information. In addition, the effective tax rate for the three months ended June 28, 2015, includes a $6 million discrete tax benefit related to prior period tax adjustments, partially offset by a valuation allowance of $3 million.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
The effective tax rate was 35.5% for the six months ended July 3, 2016, compared with 36.5% for the six months ended June 28, 2015. The lower effective tax rate for the six months ended July 3, 2016, compared with the six months ended June 28, 2015, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from (i) operations and (ii) restructuring charges related to the operational efficiency initiative and supply network strategy, as well as repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges/(benefits), asset impairments and gains and losses on asset divestitures; and

•
a $38 million net discrete tax expense related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium (see Notes to Condensed Consolidated Financial Statements— Note 7C. Income Taxes: Tax Contingencies), partially offset by a revaluation of the company's deferred tax assets and liabilities using the Belgium tax rates expected to be in place going forward as a result of the decision, partially offset by:

•
a $10 million and $9 million discrete tax benefit recorded in the first quarter of 2016 and 2015, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates; and

•
a $5 million discrete tax benefit related to the adoption of a new accounting standard in 2016 requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income. See Notes to Condensed Consolidated Financial Statements— Note 3. Significant Accounting Policies.

33 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	July 3,	June 28,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Livestock	$262	$256	2	—	2
Companion animal	332	283	17	—	17
	594	539	10	—	10
International
Livestock	411	434	(5)	(6)	1
Companion animal	191	188	2	(4)	6
	602	622	(3)	(5)	2

Total
Livestock	673	690	(2)	(3)	1
Companion animal	523	471	11	(2)	13
Contract Manufacturing	12	14	(14)	2	(16)
	$1,208	$1,175	3	(3)	6
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Six Months Ended			Related to
	July 3,	June 28,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Livestock	$550	$555	(1)	—	(1)
Companion animal	626	505	24	—	24
	1,176	1,060	11	—	11
International
Livestock	806	850	(5)	(10)	5
Companion animal	363	343	6	(7)	13
	1,169	1,193	(2)	(9)	7

Total
Livestock	1,356	1,405	(3)	(5)	2
Companion animal	989	848	17	(3)	20
Contract Manufacturing	25	24	4	(3)	7
	$2,370	$2,277	4	(5)	9
Certain amounts and percentages may reflect rounding adjustments.

34 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	July 3,	June 28,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Revenue	$594	$539	10	—	10
Cost of Sales	134	127	6	—	6
Gross Profit	460	412	12	—	12
Gross Margin	77.4%	76.4%
Operating Expenses	100	93	8	—	8
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	360	319	13	—	13

International
Revenue	602	622	(3)	(5)	2
Cost of Sales	201	225	(11)	(7)	(4)
Gross Profit	401	397	1	(4)	5
Gross Margin	66.6%	63.8%
Operating Expenses	124	151	(18)	(5)	(13)
Other (income)/deductions	1	4	(75)	(13)	(62)
International Earnings	276	242	14	(4)	18

Total operating segments	636	561	13	(2)	15
Other business activities	(74)	(67)	10
Reconciling Items:
Corporate	(171)	(123)	39
Purchase accounting adjustments	(28)	(15)	87
Acquisition-related costs	(2)	(4)	(50)
Certain significant items	4	(319)	*
Other unallocated	(33)	(60)	(45)
Income (loss) before provision for taxes on income	$332	$(27)	*
*Calculation not meaningful
Certain amounts and percentages may reflect rounding adjustments.

35 |

			% Change
	Six Months Ended			Related to
	July 3,	June 28,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Revenue	$1,176	$1,060	11	—	11
Cost of Sales	265	252	5	—	5
Gross Profit	911	808	13	—	13
Gross Margin	77.5%	76.2%
Operating Expenses	192	174	10	—	10
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	719	634	13	—	13

International
Revenue	1,169	1,193	(2)	(9)	7
Cost of Sales	397	429	(7)	(10)	3
Gross Profit	772	764	1	(9)	10
Gross Margin	66.0%	64.0%
Operating Expenses	233	286	(19)	(8)	(11)
Other (income)/deductions	3	6	(50)	(31)	(19)
International Earnings	536	472	14	(9)	23

Total operating segments	1,255	1,106	13	(5)	18
Other business activities	(148)	(135)	10
Reconciling Items:
Corporate	(340)	(254)	34
Purchase accounting adjustments	(54)	(28)	93
Acquisition-related costs	(3)	(5)	(40)
Certain significant items	17	(360)	*
Other unallocated	(63)	(121)	(48)
Income before provision for taxes on income	$664	$203	*
*Calculation not meaningful
Certain amounts and percentages may reflect rounding adjustments.

Three months ended July 3, 2016 vs. three months ended June 28, 2015
U.S. operating segment
U.S. segment revenue increased by $55 million, or 10%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, reflecting growth of approximately $6 million in livestock products and growth of approximately $49 million in companion animal products.

•
Livestock revenue growth was driven primarily by increased sales of cattle products as a result of improving producer market conditions and expanding herd sizes. Growth was partially offset by product rationalizations as part of the company’s operational efficiency initiative, which impacted both poultry and swine. Swine also declined due to increased competition.

•	Companion animal revenue growth was driven by increased sales of Apoquel®, in addition to several new product launches, including Simparica™.
U.S. segment earnings increased by $41 million, or 13%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, primarily due to revenue growth with improved gross margin, partly offset by higher operating expenses.
International operating segment
International segment revenue decreased by $20 million, or 3%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015. Operational revenue increased by $14 million, or 2%, driven by growth of approximately $4 million in livestock products and growth of approximately $10 million in companion animal products.

36 |

•
Livestock growth was driven primarily by the acquisition of Pharmaq, with sales primarily in Chile and Norway. Growth also benefited from an increase in sales in China due to favorable economics in the swine market. Growth was tempered by our operational efficiency initiative, which includes the impact of our business decisions in Venezuela and India, in addition to product rationalizations.

•
Companion animal revenue growth resulted primarily from increased sales of Apoquel®. In addition, sales grew in China, primarily in our vaccine portfolio which included stocking from customers ahead of certain product label changes. Growth was partially offset by product rationalizations as a result of the company’s operational efficiency initiative and business decisions in Venezuela.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $34 million, or 5%, primarily driven by the depreciation of the Brazilian real and the Argentine peso.
International segment earnings increased by $34 million, or 14%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015. Operational earnings growth was $44 million, or 18%, primarily due to higher revenue with improved gross margins and a decline in operating expenses.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
U.S. operating segment
Including the impact of six additional calendar days, U.S. segment revenue increased by $116 million, or 11%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, reflecting declines of approximately $5 million in livestock products and growth of approximately $121 million in companion animal products.

•
Livestock revenue declined primarily due to the impact of our operational efficiency initiative, which impacted both poultry and swine, and competition for swine products. This was partially offset by demand for our cattle products due to expanding herd sizes, despite unfavorable producer market conditions in the dairy sector.

•	Companion animal revenue growth was driven primarily by increased sales of Apoquel®, new product launches, and initial sales of other products into expanded distribution relationships.
U.S. segment earnings increased by $85 million, or 13%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, primarily due to revenue growth with improved gross margin, partly offset by higher operating expenses.
International operating segment
Including the impact of six additional calendar days, International segment revenue decreased by $24 million, or 2%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015. Operational revenue increased by $86 million, or 7%, driven by growth of approximately $40 million in livestock products and growth of approximately $46 million in companion animal products.

•
Livestock growth was driven primarily by the acquisition of Pharmaq, with sales primarily in Chile and Norway. Growth also benefited from swine performance, primarily in China. Growth was partially offset by our operational efficiency initiative, which includes the impact of our business decisions in Venezuela and India, in addition to product rationalizations.

•
Companion animal revenue growth resulted primarily from increased sales of Apoquel®. Sales also benefited from demand for our vaccines portfolio in China, which included stocking from customers ahead of certain product label changes, in addition to competitor supply issues in Japan.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $110 million, or 9%, primarily driven by the depreciation of the Brazilian real and the Argentine peso.
International segment earnings increased by $64 million, or 14%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015. Operational earnings growth was $107 million, or 23%, primarily due to higher revenue, improved gross margin, and a decline in operating expenses.
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
Three months ended July 3, 2016 vs. three months ended June 28, 2015
Other business activities net loss increased by $7 million, or 10%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, reflecting an increase in R&D spending driven by the timing of our portfolio execution, and the addition of Pharmaq R&D expense, partially offset by a reduction in spending driven by our operational efficiency initiative.

37 |

Six months ended July 3, 2016 vs. six months ended June 28, 2015
Including the impact of six additional calendar days, other business activities net loss increased by $13 million, or 10%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, reflecting an increase in R&D spending driven by the timing of our portfolio execution, and the addition of Pharmaq R&D expense, partially offset by a reduction in spending driven by our operational efficiency initiative and favorable foreign exchange.
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

Three months ended July 3, 2016 vs. three months ended June 28, 2015
Corporate expenses increased by $48 million, or 39%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, primarily due to the unfavorable impact of foreign exchange, higher interest expense, net of capitalized interest, and an increase in certain compensation costs not allocated to our operating segments.
Other unallocated expenses declined by $27 million, or 45%, in the three months ended July 3, 2016, compared with the three months ended June 28, 2015, primarily due to lower global manufacturing and supply costs and favorable foreign exchange.
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Including the impact of six additional calendar days, corporate expenses increased by $86 million, or 34%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, primarily due to the unfavorable impact of foreign exchange and higher interest expense, net of capitalized interest.
Other unallocated expenses declined by $58 million, or 48%, in the six months ended July 3, 2016, compared with the six months ended June 28, 2015, primarily due to favorable foreign exchange and lower global manufacturing and supply costs.
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
Despite the importance of this measure to management in goal setting and performance measurement, adjusted net income is a non-GAAP financial measure that has no standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies. Adjusted net income is presented to permit investors to more fully understand how management assesses performance.
We also recognize that, as an internal measure of performance, the adjusted net income measure has limitations, and we do not restrict our performance management process solely to this metric. A limitation of the adjusted net income measure is that it provides a view of our

38 |

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

39 |

Reconciliation
A reconciliation of net income/(loss) attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
GAAP reported net income/(loss) attributable to Zoetis	$224	$(37)	*	$428	$128	*
Purchase accounting adjustments—net of tax	18	12	50	27	18	50
Acquisition-related costs—net of tax	1	4	(75)	4	7	(43)
Certain significant items—net of tax	3	237	(99)	26	270	(90)
Non-GAAP adjusted net income(a)	$246	$216	14	$485	$423	15
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 31.3% and 30.2% for the three months ended July 3, 2016, and June 28, 2015, respectively. The higher effective tax rate for the three months ended July 3, 2016, compared with the three months ended June 28, 2015, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.

The effective tax rate on adjusted pretax income is 31.1% and 28.9% for the six months ended July 3, 2016, and June 28, 2015, respectively. The higher effective tax rate for the six months ended July 3, 2016, compared with the six months ended June 28, 2015, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, a $5 million discrete tax benefit related to the adoption of a new accounting standard in 2016 requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income, and a $4 million discrete tax benefit recorded in the first quarter of 2015 related to prior period deferred tax adjustments.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
	2016	2015	Change	2016	2015	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.45	$(0.07)	*	$0.86	$0.25	*
Purchase accounting adjustments—net of tax	0.04	0.02	100	0.05	0.04	25
Acquisition-related costs—net of tax	—	0.01	(100)	0.01	0.01	—
Certain significant items—net of tax	—	0.47	(100)	0.05	0.54	(91)
Non-GAAP adjusted EPS—diluted	$0.49	$0.43	14	$0.97	$0.84	15
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Interest expense, net of capitalized interest	$41	$29	$84	$57
Interest income	2	1	4	3
Income taxes	112	94	219	172
Depreciation	32	32	62	62
Amortization	5	5	9	9

40 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Purchase accounting adjustments:
Amortization and depreciation(a)	$20	$12	$39	$23
Cost of sales(b)	8	3	15	5
Total purchase accounting adjustments—pre-tax	28	15	54	28
Income taxes(c)	10	3	27	10
Total purchase accounting adjustments—net of tax	18	12	27	18
Acquisition-related costs:
Integration costs	2	3	2	4
Other	—	1	1	1
Total acquisition-related costs—pre-tax	2	4	3	5
Income taxes(c)	1	—	(1)	(2)
Total acquisition-related costs—net of tax	1	4	4	7
Certain significant items:
Operational efficiency initiative(d)	(17)	263	(45)	273
Supply network strategy(e)	8	15	11	20
Other restructuring charges and cost-reduction/productivity initiatives	(1)	—	(1)	—
Stand-up costs(f)	5	39	17	62
Other(g)	1	2	1	5
Total certain significant items—pre-tax	(4)	319	(17)	360
Income taxes(c)	(7)	82	(43)	90
Total certain significant items—net of tax	3	237	26	270
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$22	$253	$57	$295
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate. Income taxes in Purchase accounting adjustments for the six months ended July 3, 2016, and June 28, 2015, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates. Income taxes in Acquisition-related costs for the six months ended July 3, 2016, and June 28, 2015, includes a tax charge related to the acquisition of certain assets of Abbott Animal Health. Income taxes in Certain significant items for the three and six months ended July 3, 2016, includes a net tax charge of approximately $3 million and $38 million, respectively, related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. These net charges relate to the Belgium government's recovery of prior tax benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal. These net charges do not include any benefits associated with a successful appeal of the decision. Income taxes in Certain significant items for the six months ended June 28, 2015, includes a net tax charge related to the revaluation of deferred taxes and other deferred tax adjustments.

(d)
For the three months ended July 3, 2016, includes a reduction in employee termination accruals ($30 million benefit), exit costs ($2 million), accelerated deprecation ($1 million), consulting fees ($4 million), and a net loss related to divestitures ($6 million). For the six months ended July 3, 2016, includes a reduction in employee termination accruals ($29 million benefit), exit costs ($3 million), accelerated depreciation ($1 million), consulting fees ($7 million), and a net gain related to divestitures ($27 million). The three and six months ended June 28, 2015, includes restructuring charges of $253 million related to employee termination costs ($228 million), and asset impairments ($25 million). The three and six months ended June 28, 2015, also includes charges of $10 million and $20 million, respectively, primarily related to consulting fees.

(e)
For the three and six months ended July 3, 2016, includes restructuring charges of $6 million related to employee termination costs, accelerated depreciation charges of $1 million and $2 million, respectively, and consulting fees of $1 million and $3 million, respectively. For the three and six months ended June 28, 2015, includes restructuring charges of $10 million related to employee termination costs ($9 million) and asset impairments ($1 million). The three and six months ended June 28, 2015, also includes charges of $5 million and $10 million, respectively, primarily related to consulting fees.

(f)
Certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

(g)
For the three and six months ended July 3, 2016, represents costs associated with changes to our operating model. For the three and six months ended June 28, 2015, includes an impairment of IPR&D assets of $2 million related to a discontinued canine oncology project. The six months ended June 28, 2015 also includes charges due to unusual investor-related activities of $3 million.

41 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Cost of sales:
Purchase accounting adjustments	$8	$3	$15	$5
Accelerated depreciation	1	—	2	—
Consulting fees	1	5	3	10
Stand-up costs	1	12	2	14
Total Cost of sales	11	20	22	29

Selling, general & administrative expenses:
Purchase accounting adjustments	2	—	3	—
Accelerated depreciation	1	—	1	—
Consulting fees	4	10	7	20
Stand-up costs	4	27	15	48
Other	1	—	1	3
Total Selling, general & administrative expenses	12	37	27	71

Research & development expenses:
Purchase accounting adjustments	—	1	1	1
Total Research & development expenses	—	1	1	1

Amortization of intangible assets:
Purchase accounting adjustments	18	11	35	22
Total Amortization of intangible assets	18	11	35	22

Restructuring (benefits)/ charges and certain acquisition-related costs:
Integration costs	2	3	2	4
Employee termination costs	(24)	237	(23)	237
Asset impairments	—	26	—	26
Exit costs	1	—	2	—
Total Restructuring (benefits)/ charges and certain acquisition-related costs	(21)	266	(19)	267

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	6	—	(27)	—
Acquisition-related costs	—	1	1	1
Asset impairments	—	2	—	2
Total Other (income)/deductions—net	6	3	(26)	3

Provision for taxes on income	4	85	(17)	98

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$22	$253	$57	$295
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
Analysis of the condensed consolidated balance sheets
July 3, 2016 vs. December 31, 2015
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.

42 |

Accounts receivable, less allowance for doubtful accounts decreased as a result of the timing of customer collections and the impact of foreign exchange.
Inventories increased primarily in support of new product launches, the rebuilding of safety stock levels based on seasonality of our business and increased manufacturing in advance of planned production shutdowns. See Notes to Condensed Consolidated Financial Statements— Note 9. Inventories.
Assets held for sale decreased as a result of the divestiture of three U.S. manufacturing sites, one international manufacturing site, and our 55 percent ownership share of our Taiwan joint venture, inclusive of its related manufacturing site. See Notes to Condensed Consolidated Financial Statements— Note 4B. Acquisitions and Divestitures—Divestitures.
Other current assets increased primarily as a result of higher prepaid expenses.
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense.
Identifiable intangible assets, less accumulated amortization increased primarily as a result of the impact of foreign exchange, the acquisition of a livestock business in the first quarter of 2016 and an increase in the acquisition date fair value of intangible assets associated with the acquisition of Abbott. These increases were partially offset by amortization expense. See Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures—Acquisitions and Note 10. Goodwill and Other Intangible Assets.
Goodwill increased primarily as a result of the impact of foreign exchange and the acquisition of a livestock business in the first quarter of 2016, partially offset by a reduction in the acquisition date fair value of intangible assets associated with the acquisition of Abbott. See Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures—Acquisitions and Note 10. Goodwill and Other Intangible Assets.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first half of 2016, as well as the impact of the European Commission’s negative decision on the excess profits rulings in Belgium and a revaluation of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.
Accounts payable decreased as a result of the timing of payments.
Accrued compensation and related items decreased, primarily due to payment of 2015 annual bonuses to eligible employees and 2015 employee savings plan contributions, partially offset by the pro-rata accrual of similar items for 2016.
Dividends payable relates to the dividend of $0.095 per share declared on May 12, 2016, payable on August 30, 2016, to shareholders of record at the close of business on June 30, 2016.
Accrued expenses and Other current liabilities decreased primarily as a result of payment of employee termination costs and the second quarter 2016 reduction in employee termination accruals associated with operational efficiency initiatives, payment of the contingent purchase price consideration to Abbott and lower contract rebate accruals. These decreases were partially offset by the recognition of the contingent purchase price consideration associated with the first quarter 2016 acquisition of certain intangible assets related to our livestock product portfolio. See Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures—Acquisitions and Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
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
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	July 3,	June 28,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Net cash provided by (used in):
Operating activities	$188	$182	3
Investing activities	(31)	(318)	(90)
Financing activities	(651)	(185)	*
Effect of exchange-rate changes on cash and cash equivalents	(2)	(17)	(88)
Net decrease in cash and cash equivalents	$(496)	$(338)	47
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

43 |

Operating activities
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Net cash provided by operating activities was $188 million for the six months ended July 3, 2016, compared with net cash provided by operating activities of $182 million for the six months ended June 28, 2015. The increase in operating cash flows was primarily attributable to higher income before allocation to noncontrolling interests, as adjusted for depreciation and amortization and non-cash restructuring, and the timing of receipts and payments in the ordinary course of business, partially offset by higher inventory levels.
Investing activities
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Our net cash used in investing activities was $31 million for the six months ended July 3, 2016, compared with net cash used in investing activities of $318 million for the six months ended June 28, 2015. The net cash used in investing activities for 2016 was due primarily to purchases of property, plant and equipment and the acquisition of a livestock business, partially offset by proceeds from the sales of certain manufacturing sites and products as part of the operational efficiency initiatives. The net cash used in investing activities for 2015 was due primarily to the acquisition of certain assets of Abbott Animal Health.
Financing activities
Six months ended July 3, 2016 vs. six months ended June 28, 2015
Our net cash used in financing activities was $651 million for the six months ended July 3, 2016, compared with net cash used in financing activities of $185 million for the six months ended June 28, 2015. The net cash used in financing activities for 2016 was due primarily to the senior note payment in February 2016, the purchase of treasury shares, the payment of dividends and the contingent consideration payment to Abbott. The net cash used in financing activities for 2015 was primarily attributable to the purchase of treasury shares and the payment of dividends.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	July 3,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
Cash and cash equivalents	$658	$1,154
Accounts receivable, net(a)	888	937
Short-term borrowings	4	5
Current portion of long-term debt	—	400
Long-term debt	4,465	4,463
Working capital	2,289	2,049
Ratio of current assets to current liabilities	3.20:1	2.15:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the six months ended July 3, 2016, compared with December 31, 2015, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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

44 |

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
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of July 3, 2016. There were no borrowings outstanding as of July 3, 2016, or December 31, 2015.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of July 3, 2016, we had access to $91 million of lines of credit which expire at various times through 2017. Short-term borrowings outstanding related to these facilities were $4 million as of both July 3, 2016, and December 31, 2015.
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

45 |

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
In the first six months of 2016, we entered into interest rate swaps with an aggregate notional value of $200 million, having a term of ten years and an effective date and mandatory termination date of December 2017. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018.
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
Contractual Obligations
During the first quarter of 2016, we entered into an agreement to acquire a livestock business. The acquisition complements our livestock biologic hormones product portfolio, primarily in South America. The total purchase price of $38 million was comprised of $5 million of cash paid, and $33 million of contingent consideration in the form of milestone payments, which are due upon the transfer of individual assets, and is expected to occur over the next two years. As of July 3, 2016, outstanding milestone payments of $27 million included $19 million and $8 million recorded within Other current liabilities and Other noncurrent liabilities, respectively.
Share Repurchase Program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first half of 2016, approximately three million shares were repurchased. As of July 3, 2016, there was approximately $150 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 3, 2016, or December 31, 2015, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of July 3, 2016.
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

46 |

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
However, there may also be other risks that we are unable to predict at this time. These risks or uncertainties may cause actual results to differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-

47 |

looking statements speak only as of the date on which they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the above to be a complete discussion of all potential risks or uncertainties.

48 |

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
Our financial instrument holdings at July 3, 2016, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at July 3, 2016, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $18 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $25 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Foreign Exchange Risk.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At July 3, 2016, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of July 3, 2016, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have recently migrated many of our financial reporting and processing systems to an enterprise-wide solution. These system implementations were part of our ongoing stand-up efforts. In connection with these implementations and resulting business process changes, we have enhanced the design and documentation of our internal control over financial reporting process to maintain effective controls over our financial reporting.

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
For example, the European Commission opened formal investigations to examine whether decisions by the tax authorities in certain European countries, including Belgium, comply with European Union rules on state aid. In the case of Belgium, the European Commission concluded on January 11, 2016, that the excess profits ruling violates the European Union’s state aid rules. The impact of this conclusion is a net tax charge of approximately $38 million. This does not include any benefits associated with a successful appeal of the decision. The net charge of approximately $38 million relates to the Belgium government's recovery of benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal. In addition, on June 20, 2016, the Member States of the European Union adopted the anti-tax avoidance directive proposed on January 28, 2016, which is designed to provide uniform implementation of Base Erosion and Profits Shifting measures and other minimum taxation standards across Member States.  The Member states are required to implement all components of the directive by January 1, 2020.  Once enacted by the Member states, the results of the directive could have an impact on our effective tax rate.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
July 3, 2016:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 4 - May 1, 2016	441,926	$47.35	437,511	$204,337,060
May 2 - May 29, 2016	530,395	$46.94	528,117	179,535,861
May 30 - July 3, 2016	626,283	$47.26	620,897	150,173,220
	1,598,604	$47.18	1,586,525	$150,173,220
(a) The company repurchased 12,079 shares during the three-month period ended July 3, 2016, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b) On November 18, 2014, the company's Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities
None

50 |

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

51 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 5, 2016	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

August 5, 2016	By:	/S/ PAUL S. HERENDEEN
Paul S. Herendeen
Executive Vice President and
Chief Financial Officer

52 |