Form 10-Q
period 2016-10-02
Zoetis Inc.
filed 2016-11-03
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
or
TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the transition period from __________ to __________
Commission File Number: 001-35797

Zoetis Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-0696167
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
10 Sylvan Way, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At October 31, 2016, there were 493,832,541 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2016	2015	2016	2015
Revenue	$1,241	$1,214	$3,611	$3,491
Costs and expenses:
Cost of sales(a)	410	421	1,198	1,242
Selling, general and administrative expenses(a)	345	374	1,003	1,107
Research and development expenses(a)	90	91	268	255
Amortization of intangible assets(a)	21	15	64	45
Restructuring charges/(benefits) and certain acquisition-related costs	4	13	(15)	280
Interest expense, net of capitalized interest	41	29	125	86
Other (income)/deductions—net	(3)	(2)	(29)	—
Income before provision for taxes on income	333	273	997	476
Provision for taxes on income	96	83	332	157
Net income before allocation to noncontrolling interests	237	190	665	319
Less: Net (loss)/income attributable to noncontrolling interests	(2)	1	(2)	2
Net income attributable to Zoetis Inc.	$239	$189	$667	$317
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	0.48	0.38	1.34	0.63
Diluted	0.48	0.38	1.34	0.63
Weighted-average common shares outstanding:
Basic	495.2	499.2	496.3	500.2
Diluted	497.9	501.7	498.8	502.5
Dividends declared per common share	$—	$0.083	$0.190	$0.166

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Net income before allocation to noncontrolling interests	$237	$190	$665	$319
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Unrealized gains/(losses) on derivatives, net(a)	1	(3)	(2)	(3)
Foreign currency translation adjustments, net	49	(57)	114	(200)
Benefit plans: Actuarial (losses)/gains, net(a)	(1)	—	2	1
Total other comprehensive income/(loss), net of tax	49	(60)	114	(202)
Comprehensive income before allocation to noncontrolling interests	286	130	779	117
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	(2)	—	(1)
Comprehensive income attributable to Zoetis Inc.	$285	$132	$779	$118

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	December 31,
	2016	2015
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$651	$1,154
Accounts receivable, less allowance for doubtful accounts of $35 in 2016 and $34 in 2015	915	937
Inventories	1,563	1,467
Assets held for sale	—	71
Other current assets	235	201
Total current assets	3,364	3,830
Property, plant and equipment, less accumulated depreciation of $1,341 in 2016 and $1,208 in 2015	1,382	1,307
Goodwill	1,497	1,455
Identifiable intangible assets, less accumulated amortization	1,282	1,190
Noncurrent deferred tax assets	119	82
Other noncurrent assets	71	49
Total assets	$7,715	$7,913

Liabilities and Equity
Short-term borrowings	$—	$5
Current portion of long-term debt	—	400
Accounts payable	241	293
Dividends payable	—	47
Accrued expenses	457	676
Accrued compensation and related items	204	234
Income taxes payable	95	63
Liabilities associated with assets held for sale	—	4
Other current liabilities	42	59
Total current liabilities	1,039	1,781
Long-term debt, net of discount and issuance costs	4,467	4,463
Noncurrent deferred tax liabilities	266	264
Other taxes payable	93	63
Other noncurrent liabilities	252	251
Total liabilities	6,117	6,822
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,808,229 shares issued; 494,240,780 and 497,400,113 shares outstanding at October 2, 2016, and December 31, 2015, respectively	5	5
Treasury stock, at cost, 7,650,463 and 4,408,116 shares of common stock at October 2, 2016, and December 31, 2015, respectively	(351)	(203)
Additional paid-in capital	1,014	1,012
Retained earnings	1,423	876
Accumulated other comprehensive loss	(506)	(622)
Total Zoetis Inc. equity	1,585	1,068
Equity attributable to noncontrolling interests	13	23
Total equity	1,598	1,091
Total liabilities and equity	$7,715	$7,913

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2014	$5	$—	$958	$709	$(361)	$26	$1,337
Nine months ended September 27, 2015
Net income	—	—	—	317	—	2	319
Other comprehensive income/(loss)	—	—	—	—	(201)	(1)	(202)
Share-based compensation awards(b)	—	(2)	33	—	—	—	31
Treasury stock acquired(c)	—	(148)	—	—	—	—	(148)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	2	—	—	—	2
Dividends declared	—	—	—	(83)	—	(2)	(85)
Balance, September 27, 2015	$5	$(150)	$993	$943	$(562)	$25	$1,254

Balance, December 31, 2015	$5	$(203)	$1,012	$876	$(622)	$23	$1,091
Nine months ended October 2, 2016
Net income	—	—	—	667	—	(2)	665
Other comprehensive income/(loss)	—	—	—	—	114	—	114
Share-based compensation awards (b)	—	77	—	(26)	—	—	51
Treasury stock acquired(c)	—	(225)	—	—	—	—	(225)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	2	—	—	—	2
Divestitures(e)	—	—	—	—	2	(8)	(6)
Dividends declared	—	—	—	(94)	—	—	(94)
Balance, October 2, 2016	$5	$(351)	$1,014	$1,423	$(506)	$13	$1,598

(a)
As of October 2, 2016, and September 27, 2015, there were 494,240,780 and 498,333,086 outstanding shares of common stock, respectively, and 7,650,463 and 3,240,447 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 13. Stockholders' Equity.

(b)
Includes the issuance of shares of Zoetis Inc. common stock and the reissuance of treasury stock in connection with the vesting of employee share-based awards. Upon reissuance of treasury stock, differences between the proceeds from reissuance and the cost of the treasury stock that result in gains are recorded in Additional paid-in capital. Losses are recorded in Additional paid-in capital to the extent that they can offset previous gains. If no such credit exists, the differences are recorded in Retained earnings. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information, see Note 12. Share-Based Payments and Note. 13. Stockholders' Equity.

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015
Operating Activities
Net income before allocation to noncontrolling interests	$665	$319
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	177	144
Share-based compensation expense	28	31
Restructuring, net of payments	(15)	207
Asset write-offs and asset impairments	2	48
Gains on sales of assets	(27)	—
Provision for losses on inventory	65	59
Deferred taxes	(52)	(81)
Employee benefit plan contribution from Pfizer Inc.	2	2
Other non-cash adjustments	13	11
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	44	(150)
Inventories	(133)	(201)
Other assets	(53)	(64)
Accounts payable	(56)	30
Other liabilities	(291)	(37)
Other tax accounts, net	58	68
Net cash provided by operating activities	427	386
Investing Activities
Purchases of property, plant and equipment	(156)	(143)
Acquisitions	(88)	(229)
Net proceeds from sales of assets	89	2
Other investing activities	—	(8)
Net cash used in investing activities	(155)	(378)
Financing Activities
Increase (decrease) in short-term borrowings, net	(5)	2
Principal payments on long-term debt	(400)	—
Payment of contingent consideration related to previously acquired assets	(28)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares and excess tax benefits(a)	24	4
Purchases of treasury stock(b)	(225)	(150)
Cash dividends paid	(141)	(127)
Net cash used in financing activities	(775)	(271)
Effect of exchange-rate changes on cash and cash equivalents	—	(27)
Net decrease in cash and cash equivalents	(503)	(290)
Cash and cash equivalents at beginning of period	1,154	882
Cash and cash equivalents at end of period	$651	$592

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$295	$175
Interest, net of capitalized interest	140	117
Non-cash transactions:
Purchases of property, plant and equipment	16	12
Contingent purchase price consideration	29	22

(a)	Effective 2016, excess tax benefits are reflected within operating activities. See Note 3. Significant Accounting Policies for additional information.

(b)	Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information, see Note 13. Stockholders' Equity.

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
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three and nine-month periods ended August 28, 2016, and August 23, 2015.
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
New Accounting Standards
In October 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update that will require the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard requires a modified retrospective adoption approach, as of the beginning of the period of adoption. We are continuing to assess the potential impact that adopting this new standard will have on our consolidated financial statements.
In March 2016, the FASB issued an accounting standards update which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The standard also clarifies that all cash payments made to taxing authorities on the employees' behalf for shares withheld should be presented as financing activities on the statements of cash flows and provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The provisions of the new standard are effective beginning January 1, 2017, and early adoption is permitted if all amendments are adopted in the same period. We elected to early adopt the new standard effective January 1, 2016. Excess tax benefits of $7 million generated during the first nine months of 2016 are reflected as a component of Provision for taxes on income as presented in the condensed consolidated statements of income. We have elected to apply the change in cash flow classification for excess tax benefits on a prospective basis. Cash payments made to taxing authorities on the behalf of company employees are reflected as a financing outflow in the condensed consolidated statements of cash flows, consistent with prior years. We continue to include the impact of estimated forfeitures when determining share-based compensation expense.
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

6 |

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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt this guidance as of January 1, 2018, the required effective date. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.

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

7 |

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

(e)
The Pharmaq acquisition was structured as a stock purchase therefore we assumed the historical tax bases of its assets and liabilities. We also established net deferred tax assets and liabilities associated with the fair value adjustments recorded as part of the opening balance sheet. The components of the Pharmaq net deferred tax liability are included within amounts reported in Note 7. Income Taxes.

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
B. Divestitures
On April 28, 2016, we completed the sale of our 55 percent ownership share of a Taiwan joint venture, including a manufacturing site in Hsinchu, Taiwan to Yung Shin Pharmaceutical Industrial Co., Ltd., a pharmaceutical company with an animal health business and headquarters in Taiwan. The sale also included a portfolio of products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, anti-infective medicines and nutritional premixes for livestock, sold primarily in Taiwan and in international markets. We received $13 million in cash upon closing. The assets and liabilities related to this sale had been previously included within held for sale classification as of December 31, 2015.
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
During the first nine months of 2016, we received total cash proceeds of approximately $88 million related to the divestitures of our share of our Taiwan joint venture and the India and U.S. manufacturing sites noted above. During the first quarter of 2016, we recognized a net pre-tax gain of approximately $33 million, partially offset by a net pre-tax loss of approximately $6 million recognized during the second quarter of 2016. Gains and losses related to divestitures are recorded within Other (income)/deductions— net.

8 |

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Restructuring charges/(benefits) and certain acquisition-related costs:
Integration costs(a)	$—	$5	$2	$9
Restructuring charges/(benefits)(b):
Employee termination costs	3	—	(20)	237
Asset impairment charges	—	8	—	34
Exit costs	1	—	3	—
Total Restructuring charges/(benefits) and certain acquisition-related costs	$4	$13	$(15)	$280

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges/(benefits) for the three and nine months ended October 2, 2016, and September 27, 2015, primarily relate to our operational efficiency initiative and supply network strategy.
The restructuring charges/(benefits) for the three and nine months ended October 2, 2016, are associated with the following: U.S. ($0 million and $2 million benefit, respectively), International ($1 million benefit and $16 million benefit, respectively) and Manufacturing/research/corporate ($5 million and $1 million, respectively).
The restructuring charges for the three and nine months ended September 27, 2015, are associated with the following: U.S. ($3 million benefit and $27 million, respectively), International ($2 million and $117 million, respectively) and Manufacturing/research/corporate ($9 million and $127 million, respectively).
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over the long term. As of October 2, 2016, we divested three U.S. manufacturing sites, one international manufacturing site, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site, and exited one international manufacturing site. See Note 4B. Acquisitions and Divestitures: Divestitures for additional information. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of October 2, 2016, approximately 1,800 positions have been eliminated and additional reductions are expected primarily over the next nine months.

9 |

Restructuring charges/(benefits) related to these initiatives are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Operational efficiency initiative:
Employee termination costs(a)	$3	$—	$(26)	$228
Asset impairment	—	8	—	33
Exit costs	1	—	4	—
	4	8	(22)	261

Supply network strategy:
Employee termination costs	—	—	6	9
Asset impairment charges	—	—	—	1
	—	—	6	10
Total restructuring charges/(benefits) related to the operational efficiency initiative and supply network strategy	4	8	(16)	271

Other operational efficiency initiative charges
Cost of sales:
Inventory write-offs	1	5	1	5
Selling, general and administrative expenses:
Accelerated depreciation	—	—	1	—
Consulting fees	4	8	11	28
Other (income)/deductions:
Net gain on sale of assets(b)	—	—	(27)	—
Total other operational efficiency initiative charges	5	13	(14)	33

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	2	—	4	—
Consulting fees	—	3	3	13
Total other supply network strategy charges	2	3	7	13
Total costs associated with the operational efficiency initiative and supply network strategy	$11	$24	$(23)	$317

(a)
For the nine months ended October 2, 2016, includes a reduction in employee termination accruals primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016.

(b)
For the nine months ended October 2, 2016, represents the net gain on the sale of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative.

The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2015(a)	$221	$1	$222
Provision	(20)	3	(17)
Utilization and other(b)	(99)	(2)	(101)
Balance, October 2, 2016(a)	$102	$2	$104

(a)	At October 2, 2016, and December 31, 2015, included in Accrued expenses ($70 million and $162 million, respectively) and Other noncurrent liabilities ($34 million and $60 million, respectively).

(b)	Includes adjustments for foreign currency translation.

10 |

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Royalty-related income	$(8)	$(5)	$(20)	$(19)
Identifiable intangible asset impairment charges(a)	1	—	1	2
Net gain on sale of assets(b)	—	—	(27)	—
Foreign currency loss(c)	5	6	22	18
Other, net(d)	(1)	(3)	(5)	(1)
Other (income)/deductions—net	$(3)	$(2)	$(29)	$—

(a)
For the three and nine months ended October 2, 2016, represents an impairment of finite-lived trademarks related to a canine pain management product. For the nine months ended September 27, 2015, represents an impairment of IPR&D assets related to the termination of a canine oncology project.

(b)
For the nine months ended October 2, 2016, represents the net gain on the sale of certain manufacturing sites and products, partially offset by the loss on the sale of our share of a Taiwan joint venture, as part of our operational efficiency initiative.

(c)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(d)
For the nine months ended October 2, 2016, primarily represents income associated with certain state business employment tax incentive credits. For the nine months ended September 27, 2015, primarily represents inventory losses of $3 million sustained as a result of weather damage at storage facilities in Brazil and Australia, partially offset by interest income and other miscellaneous income.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 28.8% for the three months ended October 2, 2016, compared with 30.4% for the three months ended September 27, 2015. The lower effective tax rate for the three months ended October 2, 2016, was primarily attributable to:

•
a $7 million discrete tax benefit related to a revaluation of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the implementation of operational changes; and

•	the impact of the extent and location of restructuring charges related to the operational efficiency initiative, supply network strategy, asset impairments and gains and losses on asset divestitures, partially offset by:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items.

The effective tax rate was 33.3% for the nine months ended October 2, 2016, compared with 33.0% for the nine months ended September 27, 2015. The higher effective tax rate for the nine months ended October 2, 2016, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•
a $38 million net discrete tax expense recorded in the first half of 2016, related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium (see C. Tax Contingencies), partially offset by a revaluation of the company's deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the decision; and

•	a valuation allowance of $3 million recorded in the second quarter of 2015, partially offset by:

•
a $7 million discrete tax benefit recorded in the third quarter of 2016, related to a revaluation of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the implementation of operational changes;

•
a $10 million and $9 million discrete tax benefit recorded in the first quarter of 2016 and 2015, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates;

•
a $7 million discrete tax benefit related to the adoption of a new accounting standard in 2016 requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income. See Note 3. Significant Accounting Policies;

•
the impact of the extent and location of restructuring charges related to the operational efficiency initiative, supply network strategy, asset impairments and gains and losses on asset divestitures; and

•	a $6 million discrete tax benefit recorded in the second quarter of 2015 related to prior period tax adjustments.

11 |

B.	Deferred Taxes
As of October 2, 2016, the total net deferred income tax liability of $147 million is included in Noncurrent deferred tax assets ($119 million) and Noncurrent deferred tax liabilities ($266 million).
As of December 31, 2015, the total net deferred income tax liability of $182 million is included in Noncurrent deferred tax assets ($82 million) and Noncurrent deferred tax liabilities ($264 million).

C.	Tax Contingencies
As of October 2, 2016, the tax liabilities associated with uncertain tax positions of $87 million (exclusive of interest and penalties related to uncertain tax positions of $10 million) are included in Noncurrent deferred tax assets ($5 million) and Other taxes payable ($82 million).
As of December 31, 2015, the tax liabilities associated with uncertain tax positions of $61 million (exclusive of interest and penalties related to uncertain tax positions of $7 million) are included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($55 million).
The increase in tax liabilities associated with uncertain tax positions as of October 2, 2016, is primarily due to a net tax charge of approximately $22 million. The components of this net charge is a tax liability of $50 million related to the impact of the European Commission’s negative decision on January 11, 2016, regarding the excess profits rulings in Belgium, reduced by a cash settlement of $28 million for the 2013-2014 periods. This charge does not include any benefits associated with a successful appeal of the decision.
Aside from the above, our tax liabilities for uncertain tax positions relate primarily to issues common among multinational corporations. Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.
We believe that it is reasonably possible that our reserves for uncertain tax positions could decrease within the next twelve months by approximately $22 million due to the expected remaining payment due related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of uncertain tax positions and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

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
We were in compliance with all financial covenants as of October 2, 2016, and December 31, 2015. There were no amounts drawn under the credit facility as of October 2, 2016, or December 31, 2015.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of October 2, 2016, we had access to $81 million of lines of credit which expire at various times through 2017 and are renewed annually. We did not have any borrowings outstanding related to these facilities as of October 2, 2016. Short-term borrowings outstanding related to these facilities were $4 million as of December 31, 2015.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of October 2, 2016, and December 31, 2015, there was no commercial paper issued under this program.

12 |

Short-Term Borrowings
As of October 2, 2016, we did not have any short-term borrowings outstanding. As of December 31, 2015, short-term borrowings outstanding, including lines of credit, were $5 million, with a weighted-average interest rate of 5.2%.
Senior Notes and Other Long-Term Debt
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
There was no current portion of long-term debt as of October 2, 2016. The current portion of long-term debt was $400 million as of December 31, 2015, with a weighted-average interest rate of 1.150%.
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
The components of our long-term debt are as follows:

	October 2,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
1.150% 2013 senior notes due 2016	$—	$400
1.875% 2013 senior notes due 2018	750	750
3.450% 2015 senior notes due 2020	500	500
5.100% bank loan due 2021	1	—
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
	4,501	4,900
Unamortized debt discount / debt issuance costs	(34)	(37)
Less current portion of long-term debt	—	(400)
Long-term debt	$4,467	$4,463
The fair value of our long-term debt, including the current portion of long-term debt, was $4,760 million and $4,759 million as of October 2, 2016, and December 31, 2015, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of October 2, 2016, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2017	2018	2019	2020	2020	Total
Maturities	$—	$750	$—	$500	$3,251	$4,501
Interest Expense
Interest expense, net of capitalized interest, was $41 million and $125 million for the three and nine months ended October 2, 2016, respectively, and $29 million and $86 million for the three and nine months ended September 27, 2015, respectively. Capitalized interest was $1 million and $2 million for the three and nine months ended October 2, 2016, and $1 million and $3 million for the three and nine months ended September 27, 2015, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-

13 |

currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.2 billion and $1.4 billion, as of October 2, 2016, and December 31, 2015, respectively. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, Canadian dollar, euro, Japanese Yen, and U.K. pound. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
In the first nine months of 2016, we entered into interest rate swaps with an aggregate notional value of $250 million, having a term of ten years and an effective date and mandatory termination date of December 2017. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018.
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		October 2,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2016	2015
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$4	$8
Foreign currency forward-exchange contracts	Other current liabilities	(18)	(10)
Total derivatives not designated as hedging instruments		(14)	(2)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other current liabilities	(4)	—
Total derivatives designated as hedging instruments		(4)	—

Total derivatives		$(18)	$(2)
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions, are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Foreign currency forward-exchange contracts	$(25)	$18	$(29)	$24
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of net gains/(losses) on derivative instruments designated as cash flow hedges, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

14 |

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Interest rate swap contracts	$1	$(3)	$(2)	$(3)

9.	Inventories
The components of inventory are as follows:

	October 2,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
Finished goods	$774	$758
Work-in-process	562	384
Raw materials and supplies	227	325
Inventories	$1,563	$1,467

10.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2015	$665	$790	$1,455
Additions / Adjustments(a)	(4)	20	16
Other(b)	—	26	26
Balance, October 2, 2016	$661	$836	$1,497
(a) Primarily includes a $16 million purchase price allocation associated with the acquisition of a veterinary diagnostics business in Denmark and a $12 million purchase price allocation associated with the acquisition of a livestock business in South America, offset by a $13 million reduction in the acquisition date fair value of goodwill associated with the acquisition of certain assets of Abbott Animal Health. See Note 4A. Acquisitions and Divestitures: Acquisitions.
(b) Includes adjustments for foreign currency translation.
The gross goodwill balance was $2,033 million and $1,991 million as of October 2, 2016, and December 31, 2015, respectively. Accumulated goodwill impairment losses were $536 million as of October 2, 2016, and December 31, 2015.

15 |

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of October 2, 2016			As of December 31, 2015
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,083	$(330)	$753	$1,010	$(274)	$736
Brands	213	(130)	83	212	(121)	91
Trademarks and trade names	63	(45)	18	63	(44)	19
Other(a)	231	(127)	104	214	(118)	96
Total finite-lived intangible assets	1,590	(632)	958	1,499	(557)	942
Indefinite-lived intangible assets:
Brands	36	—	36	36	—	36
Trademarks and trade names	67	—	67	66	—	66
In-process research and development(b)	214	—	214	138	—	138
Product rights	7	—	7	8	—	8
Total indefinite-lived intangible assets	324	—	324	248	—	248
Identifiable intangible assets	$1,914	$(632)	$1,282	$1,747	$(557)	$1,190

(a)
Includes the acquisition of intangible assets associated with the purchase of a veterinary diagnostics business in Denmark in the third quarter of 2016, the acquisition of intangible assets associated with the purchase of a livestock business in South America in the first quarter of 2016 and an increase in the acquisition date fair value of intangible assets associated with the acquisition of certain assets of Abbott Animal Health, as well as the impact of foreign exchange. See Note 4A. Acquisitions and Divestitures: Acquisitions.

(b)	Includes the acquisition of intangible assets associated with the purchase of a veterinary diagnostics business in Denmark in the third quarter of 2016.

C.	Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $24 million and $72 million for the three and nine months ended October 2, 2016, respectively, and $16 million and $47 million for the three and nine months ended September 27, 2015, respectively.

11.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million in each three month period ended October 2, 2016, and September 27, 2015, and $5 million in each nine month period ended October 2, 2016, and September 27, 2015.
The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Service cost	$3	$2	$7	$6
Interest cost	—	1	2	3
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	1	—	1	1
Curtailment gain	—	1	(1)	1
Net periodic benefit cost	$3	$3	$7	$9
Total company contributions to the international pension plans were $1 million and $7 million for the three and nine months ended October 2, 2016, and $3 million and $6 million for the three and nine months ended September 27, 2015, respectively. We expect to contribute a total of approximately $9 million to these plans in 2016.

16 |

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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Stock options / stock appreciation rights	$3	$3	$8	$14
RSUs / DSUs	5	6	17	15
PSUs	1	1	3	2
Share-based compensation expense—total(a)(b)	$9	$10	$28	$31
(a) For the nine months ended October 2, 2016, we capitalized $1 million of share-based compensation expense to inventory; for the three months ended October 2, 2016, amounts capitalized to inventory were insignificant. For the three and nine months ended September 27, 2015, we capitalized $1 million of share-based compensation expense to inventory.
(b) Includes additional share-based compensation expense as a result of accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards of terminated employees in connection with our operational efficiency initiative and supply network strategy for the nine months ended October 2, 2016, of approximately $1 million, which is included in Restructuring charges/(benefits) and certain acquisition-related costs. For the three months ended October 2, 2016, and the three and nine months ended September 27, 2015, the amounts were insignificant.
During the nine months ended October 2, 2016, the company granted 930,441 stock options with a weighted-average exercise price of $42.32 per stock option and a weighted-average fair value of $11.29 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.55%; expected dividend yield of 0.89%; expected stock price volatility of 26.75%; and expected term of 6.5 years. In general, stock options vest after P3Y years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended October 2, 2016, the company granted 732,671 RSUs with a weighted-average grant date fair value of $42.10 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended October 2, 2016, the company granted 198,445 PSUs with a weighted-average grant date fair value of $50.20 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 23.8% and 25.2%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

13.	Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of October 2, 2016, there was approximately $75 million remaining under this authorization.

17 |

Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2014	501.34	0.02
Share-based compensation(b)	0.23	0.04
Share repurchase program	—	3.19
Balance, September 27, 2015	501.57	3.24

Balance, December 31, 2015	501.81	4.41
Share-based compensation(b)	0.08	(1.62)
Share repurchase program	—	4.86
Balance, October 2, 2016	501.89	7.65
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

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2015	$(2)	$(604)	$(16)	$(622)
Other comprehensive income (loss), net of tax	(2)	114	2	114
Divestiture of noncontrolling interest(a)	—	2	—	2
Balance, October 2, 2016	$(4)	$(488)	$(14)	$(506)
(a)    Reflects the divestiture of our share of our Taiwan joint venture. See Note 4B. Acquisitions and Divestitures: Divestitures.

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2016	2015	2016	2015
Numerator
Net income before allocation to noncontrolling interests	$237	$190	$665	$319
Less: net income (loss) attributable to noncontrolling interests	(2)	1	(2)	2
Net income attributable to Zoetis Inc.	$239	$189	$667	$317
Denominator
Weighted-average common shares outstanding	495.2	499.2	496.3	500.2
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.7	2.5	2.5	2.3
Weighted-average common and potential dilutive shares outstanding	497.9	501.7	498.8	502.5

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.48	$0.38	$1.34	$0.63
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.48	$0.38	$1.34	$0.63
There were approximately 1 million stock options outstanding for the each of the three and nine months ended October 2, 2016, and September 27, 2015, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

15.	Commitments and Contingencies
We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Note 7. Income Taxes.

A.	Legal Proceedings
Our non-tax contingencies include, among others, the following:

18 |

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
We have settled approximately 168 of these claims for amounts that are not material individually or in the aggregate. Investigations into possible causes of BNP continue and these settlements may not be representative of any future claims resolutions.
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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature, and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our

19 |

request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties entered into a cooperation agreement with the prosecutor, pursuant to which a third-party consultant will conduct a limited environmental assessment of the site.
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
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC (previously having the name Zoetis Products LLC). Alpharma LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of Euro 11 million (approximately $14 million) and was reimbursed by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013 to the General Court of the European Union. On September 8, 2016, the General Court upheld the decision of the European Commission. We have until November 25, 2016, in which to file a further appeal to the Court of Justice of the European Union.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally

20 |

subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 2, 2016, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $7.7 billion at October 2, 2016, and $7.9 billion at December 31, 2015.

21 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Three months ended
U.S.
Revenue	$640	$632
Cost of Sales	137	147
Gross Profit	503	485
Gross Margin	78.6%	76.7%
Operating Expenses	101	100
Other (income)/deductions	—	(1)
U.S. Earnings	402	386	$7	$5

International
Revenue(b)	585	569
Cost of Sales	201	209
Gross Profit	384	360
Gross Margin	65.6%	63.3%
Operating Expenses	128	137
Other (income)/deductions	—	4
International Earnings	256	219	11	10

Total operating segments	658	605	18	15

Other business activities	(71)	(73)	7	6
Reconciling Items:
Corporate	(159)	(138)	11	9
Purchase accounting adjustments	(25)	(13)	21	14
Acquisition-related costs	—	(6)	—	—
Certain significant items(c)	(16)	(46)	2	1
Other unallocated	(54)	(56)	1	1
Total Earnings(d)	$333	$273	$60	$46

22 |

	Earnings		Depreciation and Amortization(a)
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Nine months ended
U.S.
Revenue	$1,816	$1,692
Cost of Sales	402	399
Gross Profit	1,414	1,293
Gross Margin	77.9%	76.4%
Operating Expenses	293	274
Other (income)/deductions	—	(1)
U.S. Earnings	1,121	1,020	$20	$18

International
Revenue(b)	1,754	1,762
Cost of Sales	598	638
Gross Profit	1,156	1,124
Gross Margin	65.9%	63.8%
Operating Expenses	361	423
Other (income)/deductions	3	10
International Earnings	792	691	33	34

Total operating segments	1,913	1,711	53	52

Other business activities	(219)	(208)	19	19
Reconciling Items:
Corporate	(499)	(392)	33	28
Purchase accounting adjustments	(79)	(41)	64	39
Acquisition-related costs	(3)	(11)	—	—
Certain significant items(c)	1	(406)	5	3
Other unallocated	(117)	(177)	3	3
Total Earnings(d)	$997	$476	$177	$144

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)
Revenue denominated in euros was $157 million and $469 million for the three and nine months ended October 2, 2016, respectively, and $139 million and $425 million for the three and nine months ended September 27, 2015, respectively.

(c)
For the three months ended October 2, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $1 million; (ii) a $3 million increase in in certain employee termination accruals, exit costs of $1 million, accelerated depreciation of $2 million, inventory write-offs of $1 million, and consulting fees of $4 million related to our operational efficiency initiative, supply network strategy, and other restructuring activities, (iii) an impairment of finite-lived trademarks of $1 million related to a canine pain management product; and (iv) charges of $3 million associated with changes to our operating model. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

For the nine months ended October 2, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $18 million; (ii) a net gain of $27 million related to divestitures as a result of our operational efficiency initiative; (iii) a $20 million net reduction in certain employee termination accruals, partially offset by exit costs of $3 million, accelerated depreciation of $5 million, inventory write-offs of $1 million, and consulting fees of $14 million related to our operational efficiency initiative, supply network strategy and other restructuring activities; (iv) an impairment of finite-lived trademarks of $1 million, and (v) charges of $4 million associated with changes to our operating model.
For the three months ended September 27, 2015, Certain significant items primarily includes: (i) Zoetis stand-up costs of $22 million and (ii) charges related to our operational efficiency initiative and supply network strategy of $24 million.
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

(d)	Defined as income before provision for taxes on income.

23 |

B.	Other Revenue Information
Revenue by Species
Species revenue are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Livestock:
Cattle	$432	$432	$1,175	$1,201
Swine	145	163	441	495
Poultry	111	132	351	399
Fish	25	—	64	—
Other	22	23	60	60
	735	750	2,091	2,155
Companion Animal:
Horses	33	35	108	117
Dogs and Cats	457	416	1,371	1,182
	490	451	1,479	1,299

Contract Manufacturing	16	13	41	37

Total revenue	$1,241	$1,214	$3,611	$3,491
Revenue by Major Product Category
Revenue by major product category are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Anti-infectives	$350	$348	$913	$938
Vaccines	324	301	935	858
Parasiticides	158	158	492	504
Medicated feed additives	99	124	365	364
Other pharmaceuticals	255	226	724	650
Other non-pharmaceuticals	39	44	141	140
Contract manufacturing	16	13	41	37
Total revenue	$1,241	$1,214	$3,611	$3,491

24 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of October 2, 2016, and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended October 2, 2016, and September 27, 2015, and the related condensed consolidated statements of equity and cash flows for the nine-month periods ended October 2, 2016 and September 27, 2015. These condensed consolidated financial statements are the responsibility of the Company's management.

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of October 2, 2016, and for the three and nine-month periods ended October 2, 2016, and September 27, 2015, referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
November 3, 2016

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
We directly market our products to veterinarians and livestock producers located in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and Mexico, we believe we are the largest animal health medicines and vaccines business as measured by revenue across emerging markets as a whole. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
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
A summary of our 2016 performance compared with the comparable 2015 period follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Revenue	$1,241	$1,214	2	$3,611	$3,491	3
Net income attributable to Zoetis	239	189	26	667	317	*
Adjusted net income(a)	258	252	2	743	675	10

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this Management's Discussion and Analysis (MD&A) for more information.
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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended October 2, 2016, approximately 46% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, euro, U.K. pound, and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended October 2, 2016, approximately 54% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 4% from changes in foreign currency values relative to the U.S. dollar.
Effective March 10, 2016, the Venezuela government made the following changes to its foreign currency exchange mechanisms: (i) the three-tier exchange rate system existing in the country changed to a dual system with the elimination of the SICAD rate, (ii) the official CENCOEX rate was replaced with DIPRO and was devalued from 6.3 to 10 Venezuelan bolivars per U.S. dollar, and (iii) the SIMADI rate was replaced with DICOM. As of October 2, 2016, the Venezuelan bolivar to U.S. dollar exchange rates were the DIPRO rate of 10 and the DICOM rate of 658. Beginning in the second quarter of 2016, we use the DICOM rate to report our Venezuela financial position, results of operations and cash flows.
On November 30, 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela. As a result, as of August 28 2016, our net monetary assets in Venezuela were insignificant. Our revenue from Venezuela was less than $1 million for the nine months ended August 28, 2016, as compared with approximately $57 million for the nine months ended August 23, 2015.
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

	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Revenue	$1,241	$1,214	2	$3,611	$3,491	3
Costs and expenses:
Cost of sales(a)	410	421	(3)	1,198	1,242	(4)
% of revenue	33%	35%		33%	36%
Selling, general and administrative expenses(a)	345	374	(8)	1,003	1,107	(9)
% of revenue	28%	31%		28%	32%
Research and development expenses(a)	90	91	(1)	268	255	5
% of revenue	7%	7%		7%	7%
Amortization of intangible assets(a)	21	15	40	64	45	42
Restructuring charges/(benefits) and certain acquisition-related costs	4	13	(69)	(15)	280	*
Interest expense, net of capitalized interest	41	29	41	125	86	45
Other (income)/deductions—net	(3)	(2)	50	(29)	—	*
Income before provision for taxes on income	333	273	22	997	476	*
% of revenue	27%	22%		28%	14%
Provision for taxes on income	96	83	16	332	157	*
Effective tax rate	28.8%	30.4%		33.3%	33.0%
Net income before allocation to noncontrolling interests	237	190	25	665	319	*
Less: Net income/(loss) attributable to noncontrolling interests	(2)	1	*	(2)	2	*
Net income attributable to Zoetis	$239	$189	26	$667	$317	*
% of revenue	19%	16%		18%	9%
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

Revenue
Three months ended October 2, 2016 vs. three months ended September 27, 2015
Total revenue increased by $27 million in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, reflecting higher operational revenue of $43 million, or 4%. Operational revenue growth (a non-GAAP financial measure) is defined as revenue growth excluding the impact of foreign exchange. Operational revenue growth was comprised primarily of the following:

•	increased sales of Apoquel® and new product launches, which contributed approximately 5%;

•	recent acquisitions, primarily Pharmaq, which contributed approximately 3%; and

•	growth of our in-line products, which contributed approximately 1%, of which price comprised 2% and was partially offset by 1% volume declines, partially offset by:

•	our product and market rationalization as part of the operational efficiency initiative, which resulted in a decline of approximately 5%.
Foreign exchange reduced our reported revenue growth by $16 million, or 2%.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Total revenue increased by $120 million in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, reflecting higher operational revenue of $245 million, or 7%. An estimated 2% of operational revenue growth is the result of six additional days in the first nine months of 2016 as compared to the first nine months of 2015 due to our accounting calendar. Inclusive of those additional days, operational revenue growth was comprised primarily of the following:

•	increased sales of Apoquel® and new product launches, which contributed approximately 5%;

•	growth of our in-line products, which contributed approximately 4%, of which price comprised 2% and volume comprised 2%; and

28 |

•	recent acquisitions, primarily Pharmaq and the acquisition of certain assets of Abbott Animal Health, which contributed approximately 3%, partially offset by:

•	our product and market rationalization as part of the operational efficiency initiative, which resulted in a decline of approximately 5%.
Foreign exchange reduced our reported revenue growth by $125 million, or 4%.
Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Cost of sales	$410	$421	(3)	$1,198	$1,242	(4)
% of revenue	33.0%	34.7%		33.2%	35.6%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 2, 2016 vs. three months ended September 27, 2015
Cost of sales decreased by $11 million, or 3%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, primarily as a result of:

•	favorable product mix;

•	lower global manufacturing and supply costs;

•	a decline in charges related to our operational efficiency initiative; and

•	business model changes in Venezuela,
partially offset by:

•	the cost of products and charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq;

•	an increase in inventory obsolescence, scrap and other charges; and

•	unfavorable foreign exchange.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Cost of sales decreased by $44 million, or 4%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, primarily as a result of:

•	favorable product mix;

•	lower global manufacturing and supply costs;

•	a reduction in the amount of additional costs related to becoming an independent public company;

•	favorable foreign exchange;

•	business model changes in Venezuela; and

•	a decline in charges relating to our operational efficiency initiative, partially offset by:

•	the cost of products and charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq;

•	an increase in sales volume including six additional calendar days; and

•	an increase in inventory obsolescence, scrap and other charges.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Selling, general and administrative expenses	$345	$374	(8)	$1,003	$1,107	(9)
% of revenue	28%	31%		28%	32%
Certain amounts and percentages may reflect rounding adjustments.

29 |

Three months ended October 2, 2016 vs. three months ended September 27, 2015
Selling, general & administrative (SG&A) expenses decreased by $29 million, or 8%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, primarily as a result of:

•	a reduction in marketing and general and administrative expense driven by our operational efficiency initiative;

•	a reduction in the amount of additional costs related to becoming an independent public company;

•	lower distribution expenses;

•	a reduction in consulting charges relating to our operational efficiency initiative; and

•	favorable foreign exchange,
partially offset by:

•	higher advertising and promotional spending associated with new products;

•	additional expenses due to the acquisition of Pharmaq; and

•	an increase in depreciation associated with the implementation of our enterprise resource planning system.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Selling, general & administrative (SG&A) expenses decreased by $104 million, or 9%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, primarily as a result of:

•	a reduction in marketing and general and administrative expense driven by our operational efficiency initiative;

•	a reduction in the amount of additional costs related to becoming an independent public company;

•	favorable foreign exchange; and

•	a reduction in consulting charges relating to our operational efficiency initiative, partially offset by:

•	higher advertising and promotional spending associated with new products;

•	an increase in depreciation associated with the implementation of our enterprise resource planning system;

•	additional expenses due to the acquisition of Pharmaq;

•	compensation expenses; and

•	the impact of six additional calendar days.

Research and development expenses
	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Research and development expenses	$90	$91	(1)	$268	$255	5
% of revenue	7%	7%		7%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 2, 2016 vs. three months ended September 27, 2015
R&D expenses decreased by $1 million, or 1%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, primarily as a result of:

•	a reduction in spending driven by our operational efficiency initiative, partially offset by:

•	the inclusion of Pharmaq.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
R&D expenses increased by $13 million, or 5%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, primarily as a result of:

•	the inclusion of Pharmaq;

•	increased project spending due to the timing of portfolio execution;

•	an increase in professional services; and

•	the impact of six additional calendar days,
partially offset by:

•	a reduction in spending driven by our operational efficiency initiative; and

•	favorable foreign exchange.

30 |

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Amortization of intangible assets	$21	$15	40	$64	$45	42
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 2, 2016 vs. three months ended September 27, 2015
Amortization of intangible assets increased by $6 million, or 40%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, primarily as a result of certain intangible assets acquired in the Pharmaq acquisition in November 2015.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Amortization of intangible assets increased by $19 million, or 42%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, primarily as a result of certain intangible assets acquired in the Pharmaq acquisition in November 2015.

Restructuring charges/(benefits) and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Restructuring charges/(benefits) and certain acquisition-related costs	$4	$13	(69)	$(15)	$280	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which is incremental to the supply network strategy that was previously announced. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets and reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over the long term. As of October 2, 2016, we divested 3 U.S. manufacturing sites, one international manufacturing site, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site, and exited one international manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of this initiative, we expect to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. As of October 2, 2016, approximately 1,800 positions have been eliminated and additional reductions are expected primarily over the next nine months.
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
Three months ended October 2, 2016 vs. three months ended September 27, 2015
Restructuring charges and certain acquisition-related costs decreased by $9 million in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, primarily as a result of lower asset impairment charges ($8 million) and lower integration costs ($5 million), partially offset by higher employee termination costs ($3 million).
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Restructuring charges and certain acquisition-related costs decreased by $295 million in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, primarily as a result of lower employee termination costs ($257 million) and lower asset impairment charges ($34 million). The nine months ended October 2, 2016, includes a net reduction in employee termination accruals associated with our operational efficiency initiative, primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016. The nine months ended September 27, 2015, includes employee termination costs and asset impairment charges associated with the launch of our operational efficiency initiative and supply network strategy.

31 |

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Interest expense, net of capitalized interest	$41	$29	41	$125	$86	45
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 2, 2016 vs. three months ended September 27, 2015
Interest expense, net of capitalized interest, increased by $12 million, or 41%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, as a result of the November 2015 issuance of $1.25 billion of senior notes, partially offset by the impact of the $400 million of senior notes that matured in the first quarter of 2016.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Interest expense, net of capitalized interest, increased by $39 million, or 45%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, as a result of the November 2015 issuance of $1.25 billion of senior notes, as well as six additional calendar days, partially offset by the impact of the $400 million of senior notes that matured in the first quarter of 2016.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Other (income)/deductions—net	$(3)	$(2)	50	$(29)	$—	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 2, 2016 vs. three months ended September 27, 2015
The change in Other (income)/deductions—net reflects a favorable impact of $1 million on income attributable to Zoetis in the three months ended October 2, 2016 compared with the three months ended September 27, 2015, primarily as a result of:

•	lower foreign currency losses; and

•	higher interest income.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
The change in Other (income)/deductions—net reflects a favorable impact of $29 million on income attributable to Zoetis in the nine months ended October 2, 2016 compared with nine months ended September 27, 2015, primarily as a result of:

•
a net gain of $27 million on sales of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative; and

•	higher income associated with certain state business employment tax incentive credits, partially offset by:

•	higher foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
Provision for taxes on income	$96	$83	16	$332	$157	*
Effective tax rate	28.8%	30.4%		33.3%	33.0%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 2, 2016 vs. three months ended September 27, 2015
The effective tax rate was 28.8% for the three months ended October 2, 2016, compared with 30.4% for the three months ended September 27, 2015. The lower effective tax rate for the three months ended October 2, 2016 compared with the three months ended September 27, 2015, was primarily attributable to:

•
a $7 million discrete tax benefit related to a revaluation of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the implementation of operational changes; and

•	the impact of the extent and location of restructuring charges related to the operational efficiency initiative, supply network strategy, asset impairments and gains and losses on asset divestitures,

32 |

partially offset by:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items.

Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
The effective tax rate was 33.3% for the nine months ended October 2, 2016, compared with 33.0% for the nine months ended September 27, 2015. The higher effective tax rate for the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items;

•
a $38 million net discrete tax expense recorded in the first half of 2016, related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium (see Notes to Condensed Consolidated Financial Statements— Note 7C. Income Taxes: Tax Contingencies), partially offset by a revaluation of the company's deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the decision; and

•	a valuation allowance of $3 million recorded in the second quarter of 2015, partially offset by:

•
a $7 million discrete tax benefit recorded in the third quarter of 2016, related to a revaluation of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the implementation of operational changes;

•
a $10 million and $9 million discrete tax benefit recorded in the first quarter of 2016 and 2015, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates;

•
a $7 million discrete tax benefit related to the adoption of a new accounting standard in 2016 requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income. See Notes to Condensed Consolidated Financial Statements— Note 3. Significant Accounting Policies; and

•	a $6 million discrete tax benefit recorded in the second quarter of 2015 related to prior period tax adjustments.

33 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	October 2,	September 27,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Livestock	$341	$348	(2)	—	(2)
Companion animal	299	284	5	—	5
	640	632	1	—	1
International
Livestock	394	402	(2)	(4)	2
Companion animal	191	167	14	(1)	15
	585	569	3	(3)	6

Total
Livestock	735	750	(2)	(2)	—
Companion animal	490	451	9	—	9
Contract Manufacturing	16	13	23	(3)	26
	$1,241	$1,214	2	(2)	4
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Nine Months Ended			Related to
	October 2,	September 27,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Livestock	$891	$903	(1)	—	(1)
Companion animal	925	789	17	—	17
	1,816	1,692	7	—	7
International
Livestock	1,200	1,252	(4)	(8)	4
Companion animal	554	510	9	(5)	14
	1,754	1,762	—	(7)	7

Total
Livestock	2,091	2,155	(3)	(5)	2
Companion animal	1,479	1,299	14	(2)	16
Contract Manufacturing	41	37	11	(2)	13
	$3,611	$3,491	3	(4)	7
Certain amounts and percentages may reflect rounding adjustments.

34 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period are as follows:

			% Change
	Three Months Ended			Related to
	October 2,	September 27,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Revenue	$640	$632	1	—	1
Cost of Sales	137	147	(7)	—	(7)
Gross Profit	503	485	4	—	4
Gross Margin	78.6%	76.7%
Operating Expenses	101	100	1	—	1
Other (income)/deductions	—	(1)	(100)	—	(100)
U.S. Earnings	402	386	4	—	4

International
Revenue	585	569	3	(3)	6
Cost of Sales	201	209	(4)	(5)	1
Gross Profit	384	360	7	(2)	9
Gross Margin	65.6%	63.3%
Operating Expenses	128	137	(7)	(2)	(5)
Other (income)/deductions	—	4	(100)	(122)	22
International Earnings	256	219	17	—	17

Total operating segments	658	605	9	—	9
Other business activities	(71)	(73)	(3)
Reconciling Items:
Corporate	(159)	(138)	15
Purchase accounting adjustments	(25)	(13)	92
Acquisition-related costs	—	(6)	(100)
Certain significant items	(16)	(46)	(65)
Other unallocated	(54)	(56)	(4)
Income before provision for taxes on income	$333	$273	22
Certain amounts and percentages may reflect rounding adjustments.

35 |

			% Change
	Nine Months Ended			Related to
	October 2,	September 27,		Foreign
(MILLIONS OF DOLLARS)	2016	2015	Total	Exchange	Operational
U.S.
Revenue	$1,816	$1,692	7	—	7
Cost of Sales	402	399	1	—	1
Gross Profit	1,414	1,293	9	—	9
Gross Margin	77.9%	76.4%
Operating Expenses	293	274	7	—	7
Other (income)/deductions	—	(1)	(100)	—	(100)
U.S. Earnings	1,121	1,020	10	—	10

International
Revenue	1,754	1,762	—	(7)	7
Cost of Sales	598	638	(6)	(8)	2
Gross Profit	1,156	1,124	3	(6)	9
Gross Margin	65.9%	63.8%
Operating Expenses	361	423	(15)	(6)	(9)
Other (income)/deductions	3	10	(70)	(65)	(5)
International Earnings	792	691	15	(6)	21

Total operating segments	1,913	1,711	12	(2)	14
Other business activities	(219)	(208)	5
Reconciling Items:
Corporate	(499)	(392)	27
Purchase accounting adjustments	(79)	(41)	93
Acquisition-related costs	(3)	(11)	(73)
Certain significant items	1	(406)	(100)
Other unallocated	(117)	(177)	(34)
Income before provision for taxes on income	$997	$476	*
*Calculation not meaningful
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 2, 2016 vs. three months ended September 27, 2015
U.S. operating segment
U.S. segment revenue increased by $8 million, or 1%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, reflecting declines of approximately $7 million in livestock products and growth of approximately $15 million in companion animal products.

•
Livestock revenue declined primarily due to product rationalizations as part of the company’s operational efficiency initiative, which impacted both poultry and swine. Swine also declined due to increased competition. The declines were partially offset by increased sales of cattle products due to promotional activities.

•
Companion animal revenue growth was driven by increased sales of Apoquel®, in addition to several new product launches, including Simparica™. Growth was partially offset by declines in surgical fluid products.

U.S. segment earnings increased by $16 million, or 4%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, primarily due to revenue growth with improved gross margin as a result of favorable product mix.
International operating segment
International segment revenue increased by $16 million, or 3%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015. Operational revenue increased by $32 million, or 6%, driven by growth of approximately $6 million in livestock products and growth of approximately $26 million in companion animal products.

36 |

•
Livestock growth was driven primarily by the acquisition of Pharmaq, with sales primarily in Chile and Norway. Growth also benefited from an increase in sales of cattle products in Brazil and swine products in China. Growth was tempered by our operational efficiency initiative, which includes the impact of our business decisions in Venezuela and India, in addition to product rationalizations.

•
Companion animal revenue growth resulted primarily from increased sales of Apoquel®, due in part from initial customer purchases in Japan. Other new product launches also increased sales, primarily in Europe. In addition, sales grew in China, primarily in our vaccine portfolio, due to increased field force expansions and positive medicalization rates. Growth was partially offset by product rationalizations as a result of the company’s operational efficiency initiative and business decisions in Venezuela.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $16 million, or 3%, primarily driven by the depreciation of the British pound and the Argentine peso, partially offset by appreciation of the Japanese yen.
International segment earnings increased by $37 million, or 17%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015. Operational earnings growth was $36 million, or 17%, primarily due to higher revenue with improved gross margins and a decline in operating expenses.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
U.S. operating segment
Including the impact of six additional calendar days, U.S. segment revenue increased by $124 million, or 7%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, reflecting declines of approximately $12 million in livestock products and growth of approximately $136 million in companion animal products.

•
Livestock revenue declined primarily due to the impact of our operational efficiency initiative, which impacted both poultry and swine. Additionally unfavorable producer market conditions in the dairy sector and competition for swine products impacted growth. This was partially offset by demand for cattle products in the beef sector due to expanding herd sizes and promotional activities.

•	Companion animal revenue growth was driven primarily by increased sales of Apoquel®, new product launches, and initial sales of other products into expanded distribution relationships.
U.S. segment earnings increased by $101 million, or 10%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, primarily due to revenue growth with improved gross margin, partly offset by higher operating expenses.
International operating segment
Including the impact of six additional calendar days, International segment revenue decreased by $8 million in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015. Operational revenue increased by $117 million, or 7%, driven by growth of approximately $46 million in livestock products and growth of approximately $71 million in companion animal products.

•
Livestock growth was driven primarily by the acquisition of Pharmaq, with sales primarily in Chile and Norway. Growth also benefited from swine performance, primarily in China. Growth was partially offset by our operational efficiency initiative, which includes the impact of our business decisions in Venezuela and India, in addition to product rationalizations.

•
Companion animal revenue growth resulted primarily from increased sales of Apoquel®, in addition to new product launches primarily in Europe. Sales also benefited from demand for our vaccines portfolio in China, due to increased field force expansions and positive medicalization rates.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $125 million, or 7%, primarily driven by the depreciation of the Brazilian real and the Argentine peso.
International segment earnings increased by $101 million, or 15%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015. Operational earnings growth was $143 million, or 21%, primarily due to higher revenue, improved gross margin, and a decline in operating expenses.
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
Three months ended October 2, 2016 vs. three months ended September 27, 2015
Other business activities net loss declined by $2 million, or 3%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, reflecting reduction in spending driven by our operational efficiency initiative and higher sales in our contract manufacturing business, partially offset by the addition of Pharmaq R&D expense.

37 |

Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Including the impact of six additional calendar days, other business activities net loss increased by $11 million, or 5%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, reflecting the addition of Pharmaq R&D expense, an increase in R&D spending driven by the timing of our portfolio execution and an increase in professional services, partially offset by a reduction in spending driven by our operational efficiency initiative and higher sales in our contract manufacturing business.
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

Three months ended October 2, 2016 vs. three months ended September 27, 2015
Corporate expenses increased by $21 million, or 15%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, primarily due to higher interest expense, net of capitalized interest, and the unfavorable impact of foreign exchange, partially offset by a decline in certain compensation costs not allocated to our operating segments.
Other unallocated expenses declined by $2 million, or 4%, in the three months ended October 2, 2016, compared with the three months ended September 27, 2015, primarily due to lower global manufacturing and supply costs, partially offset by unfavorable foreign exchange.
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Including the impact of six additional calendar days, corporate expenses increased by $107 million, or 27%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, primarily due to the unfavorable impact of foreign exchange and higher interest expense, net of capitalized interest.
Other unallocated expenses declined by $60 million, or 34%, in the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, primarily due to lower global manufacturing and supply costs and favorable foreign exchange.
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

39 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change	2016	2015	Change
GAAP reported net income attributable to Zoetis	$239	$189	26	$667	$317	*
Purchase accounting adjustments—net of tax	18	9	100	45	27	67
Acquisition-related costs—net of tax	—	6	(100)	4	13	(69)
Certain significant items—net of tax	1	48	(98)	27	318	(92)
Non-GAAP adjusted net income(a)	$258	$252	2	$743	$675	10
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 31.6% and 25.1% for the three months ended October 2, 2016, and September 27, 2015, respectively. The higher effective tax rate for the three months ended October 2, 2016, compared with the three months ended September 27, 2015, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.

The effective tax rate on adjusted pretax income is 31.3% and 27.5% for the nine months ended October 2, 2016, and September 27, 2015, respectively. The higher effective tax rate for the nine months ended October 2, 2016, compared with the nine months ended September 27, 2015, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, offset by a $7 million discrete tax benefit related to the adoption of a new accounting standard in 2016 requiring the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income, and a $4 million discrete tax benefit recorded in the first quarter of 2015 related to prior period deferred tax adjustments.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
	2016	2015	Change	2016	2015	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.48	$0.38	26	$1.34	$0.63	*
Purchase accounting adjustments—net of tax	0.04	0.02	100	0.09	0.05	80
Acquisition-related costs—net of tax	—	0.01	(100)	0.01	0.03	(67)
Certain significant items—net of tax	—	0.09	(100)	0.05	0.63	(92)
Non-GAAP adjusted EPS—diluted	$0.52	$0.50	4	$1.49	$1.34	11
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Interest expense, net of capitalized interest	$41	$29	$125	$86
Interest income	2	2	6	5
Income taxes	118	85	337	257
Depreciation	34	29	96	91
Amortization	3	3	12	12

40 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Purchase accounting adjustments:
Amortization and depreciation(a)	$18	$11	$57	$34
Cost of sales(b)	7	2	22	7
Total purchase accounting adjustments—pre-tax	25	13	79	41
Income taxes(c)	7	4	34	14
Total purchase accounting adjustments—net of tax	18	9	45	27
Acquisition-related costs:
Integration costs	—	5	2	9
Other	—	1	1	2
Total acquisition-related costs—pre-tax	—	6	3	11
Income taxes(c)	—	—	(1)	(2)
Total acquisition-related costs—net of tax	—	6	4	13
Certain significant items:
Operational efficiency initiative(d)	9	21	(36)	294
Supply network strategy(e)	2	3	13	23
Other restructuring charges and cost-reduction/productivity initiatives	—	—	(1)	—
Certain asset impairment charges(f)	1	—	1	2
Stand-up costs(g)	1	22	18	84
Other(h)	3	—	4	3
Total certain significant items—pre-tax	16	46	(1)	406
Income taxes(c)	15	(2)	(28)	88
Total certain significant items—net of tax	1	48	27	318
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$19	$63	$76	$358
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate. Income taxes in Purchase accounting adjustments for the nine months ended October 2, 2016, and September 27, 2015, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates. Income taxes in Acquisition-related costs for the nine months ended October 2, 2016, and September 27, 2015, includes a tax charge related to the acquisition of certain assets of Abbott Animal Health. Income taxes in Certain significant items for the nine months ended October 2, 2016, includes (i) a net tax benefit of approximately $7 million recorded in the third quarter of 2016, related to a revaluation of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the implementation of certain operational changes and (ii) a net tax charge of approximately $38 million recorded in the first half of 2016, related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. This net charge represents the recovery of prior tax benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal, and does not include any benefits associated with a successful appeal of the decision. Income taxes in Certain significant items for the nine months ended September 27, 2015, includes a net tax charge related to the revaluation of deferred taxes and other deferred tax adjustments.

(d)
For the three months ended October 2, 2016, includes an increase in employee termination accruals ($3 million), exit costs ($1 million), inventory write-offs ($1 million), and consulting fees ($4 million). For the nine months ended October 2, 2016, includes a reduction in employee termination accruals ($26 million benefit), exit costs ($4 million), inventory write-offs ($1 million), accelerated depreciation ($1 million), consulting fees ($11 million), and a net gain related to divestitures ($27 million).

The three months ended September 27, 2015, includes asset impairments ($8 million), inventory write-offs ($5 million) and consulting fees ($8 million). The nine months ended September 27, 2015, includes restructuring charges of $261 million related to employee termination costs ($228 million), and asset impairments ($33 million), inventory write-offs ($5 million), and consulting fees ($28 million).

(e)
For the three months ended October 2, 2016, represents accelerated depreciation. For the nine months ended October 2, 2016, includes restructuring charges related to employee termination costs ($6 million), accelerated depreciation charges ($4 million), and consulting fees ($3 million).

For the three months ended September 27, 2015, represents consulting fees. For the nine months ended September 27, 2015, includes restructuring charges of $10 million related to employee termination costs ($9 million) and asset impairments ($1 million), and charges of $13 million primarily related to consulting fees.

(f)	For the three and nine months ended October 2, 2016, represents an impairment of finite-lived trademarks related to a canine pain management product.
For the nine months ended September 27, 2015, represents an impairment of IPR&D assets related to a discontinued canine oncology project.

(g)
Certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

41 |

(h)	For the three and nine months ended October 2, 2016, represents costs associated with changes to our operating model.
For the nine months ended September 27, 2015, represents charges due to unusual investor-related activities.
The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(MILLIONS OF DOLLARS)	2016	2015	2016	2015
Cost of sales:
Purchase accounting adjustments	$7	$2	$22	$7
Accelerated depreciation	2	—	4	—
Inventory write-offs	1	5	1	5
Consulting fees	—	3	3	13
Stand-up costs	(3)	2	(1)	16
Total Cost of sales	7	12	29	41

Selling, general & administrative expenses:
Purchase accounting adjustments	1	—	4	—
Accelerated depreciation	—	—	1	—
Consulting fees	4	8	11	28
Stand-up costs	4	20	19	68
Other	3	—	4	3
Total Selling, general & administrative expenses	12	28	39	99

Research & development expenses:
Purchase accounting adjustments	—	—	1	1
Total Research & development expenses	—	—	1	1

Amortization of intangible assets:
Purchase accounting adjustments	17	11	52	33
Total Amortization of intangible assets	17	11	52	33

Restructuring (benefits)/ charges and certain acquisition-related costs:
Integration costs	—	5	2	9
Employee termination costs	3	—	(20)	237
Asset impairments	—	8	—	34
Exit costs	1	—	3	—
Total Restructuring (benefits)/ charges and certain acquisition-related costs	4	13	(15)	280

Other (income)/deductions—net:
Net gain on sale of assets	—	—	(27)	—
Acquisition-related costs	—	1	1	2
Asset impairments	1	—	1	2
Total Other (income)/deductions—net	1	1	(25)	4

Provision for taxes on income	22	2	5	100

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$19	$63	$76	$358
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

42 |

Analysis of the condensed consolidated balance sheets
October 2, 2016 vs. December 31, 2015
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of the timing of customer collections, partially offset by the impact of foreign exchange.
Inventories increased primarily in support of new product launches, the rebuilding of safety stock levels based on seasonality of our business and foreign exchange. See Notes to Condensed Consolidated Financial Statements— Note 9. Inventories.
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
Identifiable intangible assets, less accumulated amortization increased primarily as a result of the acquisition of a veterinary diagnostics business in Denmark in the third quarter of 2016, the impact of foreign exchange, the acquisition of a livestock business in South America in the first quarter of 2016 and an increase in the acquisition date fair value of intangible assets associated with the acquisition of certain assets of Abbott Animal Health. These increases were partially offset by amortization expense. See Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures—Acquisitions and Note 10. Goodwill and Other Intangible Assets.
Goodwill increased primarily as a result of the impact of foreign exchange, the acquisition of a veterinary diagnostics business in Denmark in the third quarter of 2016 and the acquisition of a livestock business in South America in the first quarter of 2016, partially offset by a reduction in the acquisition date fair value of intangible assets associated with the acquisition of certain assets of Abbott Animal Health. See Notes to Condensed Consolidated Financial Statements— Note 4A. Acquisitions and Divestitures—Acquisitions and Note 10. Goodwill and Other Intangible Assets.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first none months of 2016, as well as the impact of the European Commission’s negative decision on the excess profits rulings in Belgium and a revaluation of deferred taxes as a result of a change in tax rates and operational changes. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.
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
Other non-current liabilities increased primarily due to the third quarter 2016 recognition of the contingent purchase price consideration associated with the acquisition of a veterinary diagnostics business in Denmark, partially offset by a reduction in the accrual of employee termination costs associated with our operational efficiency initiatives. See Notes to Condensed Consolidated Financial Statements— Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.

43 |

Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	October 2,	September 27,	%
(MILLIONS OF DOLLARS)	2016	2015	Change
Net cash provided by (used in):
Operating activities	$427	$386	11
Investing activities	(155)	(378)	(59)
Financing activities	(775)	(271)	*
Effect of exchange-rate changes on cash and cash equivalents	—	(27)	(100)
Net decrease in cash and cash equivalents	$(503)	$(290)	73
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Net cash provided by operating activities was $427 million for the nine months ended October 2, 2016, compared with net cash provided by operating activities of $386 million for the nine months ended September 27, 2015. The increase in operating cash flows was primarily attributable to higher income before allocation to noncontrolling interests, as adjusted for depreciation and amortization and non-cash restructuring, and the timing of receipts and payments in the ordinary course of business, partially offset by higher inventory levels.
Investing activities
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Our net cash used in investing activities was $155 million for the nine months ended October 2, 2016, compared with net cash used in investing activities of $378 million for the nine months ended September 27, 2015. The net cash used in investing activities for 2016 was due primarily to purchases of property, plant and equipment, the acquisition of a veterinary diagnostics business in Denmark and the acquisition of a livestock business in South America, partially offset by proceeds from the sales of certain manufacturing sites and products as part of the operational efficiency initiatives. The net cash used in investing activities for 2015 was due primarily to the acquisition of certain assets of Abbott Animal Health.
Financing activities
Nine months ended October 2, 2016 vs. nine months ended September 27, 2015
Our net cash used in financing activities was $775 million for the nine months ended October 2, 2016, compared with net cash used in financing activities of $271 million for the nine months ended September 27, 2015. The net cash used in financing activities for 2016 was due primarily to the senior note payment in February 2016, the purchase of treasury shares, the payment of dividends and the contingent consideration payment to Abbott. The net cash used in financing activities for 2015 was primarily attributable to the purchase of treasury shares and the payment of dividends.
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

44 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	October 2,	December 31,
(MILLIONS OF DOLLARS)	2016	2015
Cash and cash equivalents	$651	$1,154
Accounts receivable, net(a)	915	937
Short-term borrowings	—	5
Current portion of long-term debt	—	400
Long-term debt	4,467	4,463
Working capital	2,325	2,049
Ratio of current assets to current liabilities	3.24:1	2.15:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the nine months ended October 2, 2016, compared with December 31, 2015, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants. We were in compliance with all financial covenants as of October 2, 2016. There were no borrowings outstanding as of October 2, 2016, or December 31, 2015.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of October 2, 2016, we had access to $81 million of lines of credit which expire at various times through 2017. We did not have any borrowings outstanding related to these facilities as of October 2, 2016. Short-term borrowings outstanding related to these facilities were $4 million as of December 31, 2015.
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

45 |

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
The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
2013 Senior Note due 2018	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2015 Senior Note due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
Bank loan due 2021	$1 million	5.100%	Straight line amortization with monthly principal repayments until maturity
2013 Senior Note due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Note due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2013 Senior Note due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
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
In the first nine months of 2016, we entered into interest rate swaps with an aggregate notional value of $250 million, having a term of ten years and an effective date and mandatory termination date of December 2017. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018.
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

46 |

Contractual Obligations
On August 8, 2016, we acquired a veterinary diagnostics business in Denmark. The total purchase price of $80 million included cash of $72 million and an additional contingent payment of $8 million, due within 18 months of the acquisition date.  The contingent liability was recorded at the acquisition date fair value of approximately $8 million and was included in Other noncurrent liabilities at October 2, 2016.

During the first quarter of 2016, we entered into an agreement to acquire a livestock business. The acquisition complements our livestock biologic hormones product portfolio, primarily in South America. The total purchase price of $38 million was comprised of $5 million of cash paid, and $33 million of contingent consideration in the form of milestone payments, which are due upon the transfer of individual assets, and is expected to occur over the next two years. As of October 2, 2016, outstanding milestone payments of $22 million included $14 million and $8 million recorded within Other current liabilities and Other noncurrent liabilities, respectively.
Share Repurchase Program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first nine months of 2016, approximately five million shares were repurchased. As of October 2, 2016, there was approximately $75 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 2, 2016, or December 31, 2015, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of October 2, 2016.
In October 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update that will require the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. The new standard requires a modified retrospective adoption approach, as of the beginning of the period of adoption. We are continuing to assess the potential impact that adopting this new standard will have on our consolidated financial statements.

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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt this guidance as of January 1, 2018, the required effective date. Early adoption is permitted beginning on January 1, 2017. The new standard allows for either full retrospective or modified retrospective transition upon adoption. We continue to assess the transition method we will elect for adoption as well as the potential impact that adopting this new guidance will have on our consolidated financial statements.

47 |

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
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of the notes, new systems infrastructure stand-up, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, our agreements with Pfizer, the expected timing and content of regulatory actions, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	emerging restrictions and bans on the use of antibacterials in food-producing animals;

•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	fluctuations in foreign exchange rates and potential currency controls;

•	changes in tax laws and regulations;

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the Australian dollar, Brazilian real, Canadian dollar, euro, Japanese yen, and U.K. pound. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at October 2, 2016, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at October 2, 2016, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $33 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $41 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Foreign Exchange Risk.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At October 2, 2016, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of October 2, 2016, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2015, we had a global manufacturing network consisting of 28 manufacturing sites located in 12 countries. As part of our operational efficiency program, we have subsequently exited, or are in the process of exiting, certain of these sites. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments of our 2015 Annual Report on Form 10-K. We also employ a network of approximately 200 third party contract manufacturing organizations, including a number owned by Pfizer. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, our manufacturing site in Medolla, Italy was damaged in an earthquake in May 2012, which resulted in production interruptions at that site. In addition, at the time of the launch we experienced challenges in manufacturing Apoquel that impacted our ability to meet customer demand.
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

50 |

affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.
For example, the European Commission opened formal investigations to examine whether decisions by the tax authorities in certain European countries, including Belgium, comply with European Union rules on state aid. In the case of Belgium, the European Commission concluded on January 11, 2016, that the excess profits ruling violates the European Union’s state aid rules. The impact of this conclusion is a net tax charge of approximately $38 million. This does not include any benefits associated with a successful appeal of the decision. The net charge of approximately $38 million relates to the Belgium government's recovery of benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal. In addition, on June 20, 2016, the Member States of the European Union adopted the anti-tax avoidance directive proposed on January 28, 2016, which is designed to provide uniform implementation of Base Erosion and Profits Shifting measures and other minimum taxation standards across Member States.  The Member states are required to implement all components of the directive by January 1, 2020. Once enacted by the Member states, the results of the directive could have an impact on our effective tax rate. In October 2016, the European Union also introduced a proposal to impose a uniform set of rules on taxing corporate profits, known as the Common Consolidated Corporate Tax Base. This proposal is in its early stages but may have an impact to our effective tax rate.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
October 2, 2016:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 4 - July 31, 2016	409,107	$49.11	406,606	$130,192,756
August 1 - August 28, 2016	528,912	$51.26	497,676	$104,694,326
August 29 - October 2, 2016	584,399	$50.97	578,990	$75,173,508
	1,522,418	$50.57	1,483,272	$75,173,508
(a) The company repurchased 39,146 shares during the three-month period ended October 2, 2016, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b) On November 18, 2014, the company's Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None.

51 |

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

52 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

November 3, 2016	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

November 3, 2016	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

53 |