Form 10-Q
period 2017-04-02
Zoetis Inc.
filed 2017-05-04
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At April 28, 2017, there were 490,796,861 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2017	2016
Revenue	$1,231	$1,162
Costs and expenses:
Cost of sales(a)	443	389
Selling, general and administrative expenses(a)	309	315
Research and development expenses(a)	90	90
Amortization of intangible assets(a)	22	21
Restructuring charges/(reversals) and certain acquisition-related costs	(1)	2
Interest expense, net of capitalized interest	41	43
Other (income)/deductions—net	(10)	(30)
Income before provision for taxes on income	337	332
Provision for taxes on income	98	128
Net income before allocation to noncontrolling interests	239	204
Less: Net income attributable to noncontrolling interests	1	—
Net income attributable to Zoetis Inc.	$238	$204
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	0.48	0.41
Diluted	0.48	0.41
Weighted-average common shares outstanding:
Basic	492.4	497.4
Diluted	495.3	499.5
Dividends declared per common share	$0.105	$0.095

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Net income before allocation to noncontrolling interests	$239	$204
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments, net	44	2
Benefit plans: Actuarial gains, net(a)	2	1
Total other comprehensive income/(loss), net of tax	46	3
Comprehensive income before allocation to noncontrolling interests	285	207
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	(1)
Comprehensive income attributable to Zoetis Inc.	$284	$208

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	December 31,
	2017	2016
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents	$629	$727
Accounts receivable, less allowance for doubtful accounts of $32 in 2017 and $30 in 2016	954	913
Inventories	1,535	1,502
Other current assets	265	248
Total current assets	3,383	3,390
Property, plant and equipment, less accumulated depreciation of $1,435 in 2017 and $1,358 in 2016	1,368	1,381
Goodwill	1,497	1,481
Identifiable intangible assets, less accumulated amortization	1,232	1,228
Deferred tax assets	97	96
Other noncurrent assets	72	73
Total assets	$7,649	$7,649

Liabilities and Equity
Current portion of long-term debt	$750	$—
Accounts payable	231	265
Dividends payable	52	52
Accrued expenses	383	464
Accrued compensation and related items	183	224
Income taxes payable	100	71
Other current liabilities	31	41
Total current liabilities	1,730	1,117
Long-term debt, net of discount and issuance costs	3,718	4,468
Deferred tax liabilities	272	244
Other taxes payable	79	73
Other noncurrent liabilities	215	248
Total liabilities	6,014	6,150
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 491,328,479 and 492,855,297 shares outstanding at April 2, 2017, and December 31, 2016, respectively	5	5
Treasury stock, at cost, 10,562,764 and 9,035,946 shares of common stock at April 2, 2017, and December 31, 2016, respectively	(510)	(421)
Additional paid-in capital	1,015	1,024
Retained earnings	1,651	1,477
Accumulated other comprehensive loss	(552)	(598)
Total Zoetis Inc. equity	1,609	1,487
Equity attributable to noncontrolling interests	26	12
Total equity	1,635	1,499
Total liabilities and equity	$7,649	$7,649

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2015	$5	$(203)	$1,012	$876	$(622)	$23	$1,091
Three months ended April 3, 2016
Net income	—	—	—	204	—	—	204
Other comprehensive income/(loss)	—	—	—	—	4	(1)	3
Share-based compensation awards(b)	—	34	(6)	(15)	—	—	13
Treasury stock acquired(c)	—	(76)	—	—	—	—	(76)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(49)	—	—	(49)
Balance, April 3, 2016	$5	$(245)	$1,007	$1,016	$(618)	$22	$1,187

Balance, December 31, 2016	$5	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Three months ended April 2, 2017
Net income	—	—	—	238	—	1	239
Other comprehensive income/(loss)	—	—	—	—	46	—	46
Consolidation of a noncontrolling interest(e)	—	—	—	—	—	13	13
Share-based compensation awards (b)	—	36	(10)	(12)	—	—	14
Treasury stock acquired(c)	—	(125)	—	—	—	—	(125)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(52)	—	—	(52)
Balance, April 2, 2017	$5	$(510)	$1,015	$1,651	$(552)	$26	$1,635

(a)
As of April 2, 2017, and April 3, 2016, there were 491,328,479 and 496,416,809 outstanding shares of common stock, respectively, and 10,562,764 and 5,475,026 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 13. Stockholders' Equity.

(b)
Includes the issuance of shares of Zoetis Inc. common stock and the reissuance of treasury stock in connection with the vesting of employee share-based awards. Upon reissuance of treasury stock, differences between the proceeds from reissuance and the cost of the treasury stock that result in gains are recorded in Additional paid-in capital. Losses are recorded in Additional paid-in capital to the extent that they can offset previously recorded gains. If no such credit exists, the differences are recorded in Retained earnings. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information, see Note 12. Share-Based Payments and Note. 13. Stockholders' Equity.

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

(e)	Represents the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Operating Activities
Net income before allocation to noncontrolling interests	$239	$204
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	62	57
Share-based compensation expense	11	9
Restructuring	(1)	2
Gains on sales of assets	—	(33)
Provision for losses on inventory	16	16
Deferred taxes	24	(25)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	4	1
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(22)	21
Inventories	(52)	(3)
Other assets	(13)	(36)
Accounts payable	(37)	(84)
Other liabilities	(147)	(193)
Other tax accounts, net	34	114
Net cash provided by operating activities	119	51
Investing Activities
Purchases of property, plant and equipment	(42)	(45)
Acquisitions	(3)	(12)
Net proceeds from sales of assets	—	75
Other investing activities	(3)	—
Net cash (used in)/provided by investing activities	(48)	18
Financing Activities
Decrease in short-term borrowings, net	—	(1)
Principal payments on long-term debt	—	(400)
Payment of contingent consideration related to previously acquired assets	(5)	(22)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	6	3
Purchases of treasury stock(a)	(125)	(76)
Cash dividends paid	(52)	(47)
Net cash used in financing activities	(176)	(543)
Effect of exchange-rate changes on cash and cash equivalents	7	(5)
Net decrease in cash and cash equivalents	(98)	(479)
Cash and cash equivalents at beginning of period	727	1,154
Cash and cash equivalents at end of period	$629	$675

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$37	$49
Interest, net of capitalized interest	56	58
Non-cash transactions:
Purchases of property, plant and equipment	4	9
Contingent purchase price consideration(b)	2	27
Dividends declared, not paid	52	49

(a)	Reflects the acquisition of treasury shares in connection with the share repurchase programs. For additional information, see Note 13. Stockholders' Equity.

(b)
For 2017, relates primarily to the consolidation of a European livestock monitoring company a variable interest entity of which Zoetis is the primary beneficiary. For 2016, relates primarily to the non-cash portion of the acquisition of a livestock business in South America.

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
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three-month periods ended February 26, 2017, and February 28, 2016.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2016 Annual Report on Form 10-K.

3.	Significant Accounting Policies
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (FASB) issued an accounting standards update which clarifies the definition of a business. Under the new guidance, a set of integrated activities and assets is a business only if it has, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The update also introduces the concept of an initial screening or “Step 1” which requires companies to first determine if substantially all of the fair value of the gross assets acquired is concentrated in a single (or group of similar) identifiable assets. Transactions that pass the Step 1 screening will be considered a business if they contain an input and substantive process and either; (1) an output or (2) an organized workforce with skills critical to the ability to create outputs and inputs that can be utilized to create the outputs. Companies will no longer be required to evaluate whether a market participant could replace any missing inputs or processes, instead focusing on the substance of what was acquired. The provisions of the new standard are effective, on a prospective basis, beginning January 1, 2018, for annual and interim reporting periods and may be adopted early for any transactions not yet reported in issued financial statements. We elected to early adopt the new standard for any new transactions occurring on or after January 1, 2017.
In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory by requiring that inventory be measured at the lower of cost or net realizable value, rather than at the lower of cost or market, with market being defined as either replacement cost, net realizable value or net realizable value less a normal profit margin. We adopted this guidance as of January 1, 2017. This guidance did not have a significant impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In March 2017, the FASB issued an accounting standards update to simplify and improve the reporting of net periodic pension benefit cost by requiring only present service cost to be presented in the same line item as other current employee compensation costs while remaining components of net periodic benefit cost would be presented within Other (income)/deductions—net outside of operations. We plan to adopt this guidance as of January 1, 2018, the required effective date, and do not expect the new standard will have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued an accounting standards update that will require the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. We plan to adopt this guidance as of January 1, 2018, the required effective date, and do not expect the new standard will have a significant impact on our consolidated financial statements.

6 |

In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, the required effective date, for annual and interim reporting periods. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We continue to assess the potential impact that adopting this new guidance will have on our consolidated financial statements.
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

4.	Acquisitions and Divestitures
Divestitures
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
During the first three months of 2016, we received total cash proceeds of approximately $75 million related to the divestitures of the India and U.S. manufacturing sites noted above. During the first quarter of 2016, we recognized a net pre-tax gain of approximately $33 million. Gains and losses related to divestitures are recorded within Other (income)/deductions—net.

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
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit 10 manufacturing sites over a long term period. As of April 2, 2017, we divested or exited three U.S. manufacturing sites, three international manufacturing sites, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. Including divestitures, as of April 2, 2017, approximately 2,200 positions have been eliminated and additional reductions are expected primarily over the next three months.

7 |

Charges related to the operational efficiency initiative and supply network strategy are as follows:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Restructuring charges/(reversals) and certain acquisition-related costs(a):
Operational efficiency initiative
Employee termination costs	$(1)	$1
Exit costs	—	1
Total Restructuring charges/(reversals) and certain acquisition-related costs	(1)	2

Other operational efficiency initiative charges
Selling, general and administrative expenses:
Consulting fees	—	3
Other (income)/deductions—net:
Net gain on sale of assets(b)	—	(33)
Total other operational efficiency initiative charges	—	(30)

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	1	1
Consulting fees	2	2
Total other supply network strategy charges	3	3

Total charges associated with the operational efficiency initiative and supply network strategy	$2	$(25)

(a)	The restructuring charges/(reversals) for the three months ended April 2, 2017, are associated with the following: U.S. ($1 million) and International ($2 million reversal).
The restructuring charges for the three months ended April 3, 2016, are associated with the following: U.S. ($1 million reversal), International ($1 million reversal) and Manufacturing/research/corporate ($4 million).

(b)	For the three months ended April 3, 2016, represents the net gain on the sale of certain manufacturing sites and products.
The components of, and changes in, our restructuring accruals are as follows:

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2016(b)	$90
Provision	(1)
Utilization and other(c)	(22)
Balance, April 2, 2017(b)	$67

(a)	Changes in our restructuring accruals represent employee termination costs.

(b)	At April 2, 2017, and December 31, 2016, included in Accrued expenses ($39 million and $61 million, respectively) and Other noncurrent liabilities ($28 million and $29 million, respectively).

(c)	Includes adjustments for foreign currency translation.

8 |

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Royalty-related income	$(7)	$(7)
Net gain on sale of assets(a)	—	(33)
Foreign currency loss(b)	2	9
Other, net(c)	(5)	1
Other (income)/deductions—net	$(10)	$(30)

(a)	For the three months ended April 3, 2016, represents the net gain on the sale of certain manufacturing sites and products as part of our operational efficiency initiative.

(b)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(c)
For the three months ended April 2, 2017, primarily includes a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015, as well as interest income and other miscellaneous income.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 29.1% for the three months ended April 2, 2017, compared with 38.6% for the three months ended April 3, 2016. The lower effective tax rate for the three months ended April 2, 2017, was primarily attributable to:

•
a $35 million net discrete tax expense recorded in the first quarter of 2016, related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium, partially offset by a revaluation of the company's deferred tax assets and liabilities using the Belgium tax rates expected to be in place going forward as a result of the decision; and

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items.

The effective tax rate for the three months ended April 2, 2017, also includes a $5 million discrete tax benefit related to the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income and a $3 million discrete tax benefit related to a revaluation of deferred taxes as a result of a change in statutory tax rates, partially offset by a $6 million discrete tax expense related to prior period tax adjustments.
The effective tax rate for the three months ended April 3, 2016, also included a $10 million discrete tax benefit related to a revaluation of deferred taxes as a result of a change in statutory tax rates, and a $4 million discrete tax benefit related to the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income.

B.	Deferred Taxes
As of April 2, 2017, the total net deferred income tax liability of $175 million is included in Deferred tax assets ($97 million) and Deferred tax liabilities ($272 million).
As of December 31, 2016, the total net deferred income tax liability of $148 million is included in Deferred tax assets ($96 million) and Deferred tax liabilities ($244 million).

C.	Tax Contingencies
As of April 2, 2017, the tax liabilities associated with uncertain tax positions of $73 million (exclusive of interest and penalties related to uncertain tax positions of $10 million) are included in Deferred tax assets ($3 million) and Other taxes payable ($70 million).
As of December 31, 2016, the tax liabilities associated with uncertain tax positions of $68 million (exclusive of interest and penalties related to uncertain tax positions of $10 million) are included in Deferred tax assets ($3 million) and Other taxes payable ($65 million).
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

9 |

8.	Financial Instruments

A.	Debt
Credit Facilities
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2021. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. The credit facility also contains a clause which adds back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the period commencing on October 1, 2016 and ending December 31, 2019, related to operational efficiency initiatives, provided that for any twelve-month period such charges added back to Adjusted Consolidated EBITDA) shall not to exceed $100 million in the aggregate.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of April 2, 2017, and December 31, 2016. There were no amounts drawn under the credit facility as of April 2, 2017, or December 31, 2016.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of April 2, 2017, we had access to $75 million of lines of credit which expire at various times through 2017 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of April 2, 2017, and December 31, 2016.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of April 2, 2017, and December 31, 2016, there was no commercial paper issued under this program.
Short-Term Borrowings
As of April 2, 2017, and December 31, 2016, we did not have any short-term borrowings outstanding.
Senior Notes and Other Long-Term Debt
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
The current portion of long-term debt was $750 million as of April 2, 2017, with a weighted-average interest rate of 1.875%. There was no current portion of long-term debt as of December 31, 2016.
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

10 |

The components of our long-term debt are as follows:

	April 2,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
1.875% 2013 senior notes due 2018	$750	$750
3.450% 2015 senior notes due 2020	500	500
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
	4,500	4,500
Unamortized debt discount / debt issuance costs	(32)	(32)
Less current portion of long-term debt	(750)	—
Long-term debt	$3,718	$4,468
The fair value of our long-term debt, including the current portion of long-term debt, was $4,641 million and $4,565 million as of April 2, 2017, and December 31, 2016, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of April 2, 2017, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2018	2019	2020	2021	2021	Total
Maturities	$750	$—	$500	$—	$3,250	$4,500
Interest Expense
Interest expense, net of capitalized interest, was $41 million and $43 million for the three months ended April 2, 2017, and April 3, 2016, respectively. Capitalized interest was $1 million for each of the three months ended April 2, 2017, and April 3, 2016.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.3 billion and $1.2 billion, as of April 2, 2017, and December 31, 2016, respectively. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, and Japanese yen. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
For the three months ended April 2, 2017, we entered into an interest rate swap with a notional value of $50 million, having a term of 10 years and an effective date and mandatory termination date in December 2017. In 2016, we entered into interest rate swaps with an aggregate notional value of $250 million, having a term of 10 years and an effective date and mandatory termination date in December 2017. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018. In addition, in previous years we had entered into various forward-starting interest rate swap contracts that were designated as cash flow hedges and that were terminated upon issuance of fixed-rate

11 |

notes. The deferred gains or losses related to the settlement of these contracts are reclassified from Accumulated other comprehensive loss into income over the period during which the hedged transactions affects earnings.
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		April 2,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2017	2016
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$5	$12
Foreign currency forward-exchange contracts	Other current liabilities	(15)	(8)
Total derivatives not designated as hedging instruments		(10)	4

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other current assets	17	17
Total derivatives designated as hedging instruments		17	17

Total derivatives		$7	$21
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Foreign currency forward-exchange contracts	$(29)	$1
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on cash flow hedges for interest rate swap contracts, recorded, net of tax, in Other comprehensive income/(loss), were insignificant for both of the three months ended April 2, 2017, and April 3, 2016. The net amount of deferred gains/losses that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

9.	Inventories
The components of inventory are as follows:

	April 2,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
Finished goods	$800	$799
Work-in-process	531	499
Raw materials and supplies	204	204
Inventories	$1,535	$1,502

12 |

10.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2016	$661	$820	$1,481
Additions(a)	5	5	10
Other(b)	—	6	6
Balance, April 2, 2017	$666	$831	$1,497
(a) Represents the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary.
(b) Includes adjustments for foreign currency translation.
The gross goodwill balance was $2,033 million and $2,017 million as of April 2, 2017, and December 31, 2016, respectively. Accumulated goodwill impairment losses were $536 million as of April 2, 2017, and December 31, 2016.

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of April 2, 2017			As of December 31, 2016
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)(b)	$1,162	$(364)	$798	$1,064	$(342)	$722
Brands	213	(135)	78	213	(132)	81
Trademarks and trade names	62	(45)	17	62	(44)	18
Other	224	(130)	94	222	(130)	92
Total finite-lived intangible assets	1,661	(674)	987	1,561	(648)	913
Indefinite-lived intangible assets:
Brands	37	—	37	37	—	37
Trademarks and trade names	66	—	66	66	—	66
In-process research and development(b)	134	—	134	204	—	204
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	245	—	245	315	—	315
Identifiable intangible assets	$1,906	$(674)	$1,232	$1,876	$(648)	$1,228

(a)
Includes the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, and intangible assets associated with the purchase of a Norwegian fish vaccination company, both during the first quarter of 2017.

(b) In the first quarter of 2017, certain intangible assets, acquired in 2015 as part of the Pharmaq acquisition, were placed into service.

C.	Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $25 million and $24 million for the three months ended April 2, 2017, and April 3, 2016, respectively.

11.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million in each three month period ended April 2, 2017, and April 3, 2016.

13 |

The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Curtailment and settlement (gain)/loss	1	—
Net periodic benefit cost	$3	$2
Total company contributions to the international pension plans were $3 million for each of the three months ended April 2, 2017, and April 3, 2016. We expect to contribute a total of approximately $7 million to these plans in 2017.

12.	Share-Based Payments
The company may grant a variety of share-based payments under the Zoetis 2013 Equity and Incentive Plan (the Equity Plan) to our employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock units (DSUs), performance-vesting restricted stock units (PSUs) and other equity-based or cash-based awards.
The components of share-based compensation expense are as follows:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Stock options / stock appreciation rights	$3	$2
RSUs / DSUs	6	6
PSUs	2	1
Share-based compensation expense—total(a)(b)	$11	$9
(a) For the three months ended April 2, 2017, and April 3, 2016, amounts capitalized to inventory were insignificant.
(b) For the three months ended April 2, 2017, and April 3, 2016, the additional share-based compensation expense as a result of accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards of terminated employees in connection with our operational efficiency initiative and supply network strategy, which is included in Restructuring charges/(reversals) and certain acquisition-related costs, were insignificant.
During the three months ended April 2, 2017, the company granted 702,745 stock options with a weighted-average exercise price of $55.01 per stock option and a weighted-average fair value of $14.30 per option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.3%; expected dividend yield of 0.76%; expected stock price volatility of 23.30%; and expected term of 6.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended April 2, 2017, the company granted 525,314 RSUs with a weighted-average grant date fair value of $55.01 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended April 2, 2017, the company granted 136,964 PSUs with a weighted-average grant date fair value of $74.28 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 23.1% and 25.5%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

13.	Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. This program was substantially completed as of December 31, 2016. In December 2016, the company's Board of Directors authorized an additional $1.5 billion share

14 |

repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of April 2, 2017, there was approximately $1.4 billion remaining under these authorizations.
Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2015	501.81	4.41
Share-based compensation(b)	0.08	(0.73)
Share repurchase program	—	1.79
Balance, April 3, 2016	501.89	5.48

Balance, December 31, 2016	501.89	9.04
Share-based compensation(b)	—	(0.78)
Share repurchase program	—	2.31
Balance, April 2, 2017	501.89	10.56
(a)    Shares may not add due to rounding.

(b)
Includes the issuance of shares of common stock and the reissuance of shares from treasury stock in connection with the vesting of employee share-based awards. Treasury stock also includes the reacquisition of shares associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information regarding share-based compensation, see Note 12. Share-Based Payments.

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2015	$(2)	$(604)	$(16)	$(622)
Other comprehensive income, net of tax	—	3	1	4
Balance, April 3, 2016	$(2)	$(601)	$(15)	$(618)

Balance, December 31, 2016	$8	$(583)	$(23)	$(598)
Other comprehensive income, net of tax	—	44	2	46
Balance, April 2, 2017	$8	$(539)	$(21)	$(552)

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2017	2016
Numerator
Net income before allocation to noncontrolling interests	$239	$204
Less: net income attributable to noncontrolling interests	1	—
Net income attributable to Zoetis Inc.	$238	$204
Denominator
Weighted-average common shares outstanding	492.4	497.4
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.9	2.1
Weighted-average common and potential dilutive shares outstanding	495.3	499.5

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.48	$0.41
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.48	$0.41
There were approximately 1 million stock options outstanding for the each of the three months ended April 2, 2017, and April 3, 2016, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

15 |

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
PregSure®
We have approximately 264 claims in Europe and New Zealand seeking damages related to calves claimed to have died of Bovine Neonatal Pancytopenia (BNP) on farms where PregSure BVD, a vaccine against Bovine Virus Diarrhea (BVD), was used. BNP is a rare syndrome that first emerged in cattle in Europe in 2006. Studies of BNP suggest a potential association between the administration of PregSure and the development of BNP, although no causal connection has been established. The cause of BNP is not known.
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

16 |

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
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC. Alpharma LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of Euro 11 million (approximately $14 million) and was reimbursed in full by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013, to the General Court of the European Union. On September 8, 2016, the General Court upheld the decision of the European Commission. On November 25, 2016, we filed an appeal to the Court of Justice of the European Union and are awaiting a ruling.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 2, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.

17 |

16.	Segment and Other Revenue Information

A.	Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the United States and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives and other pharmaceuticals, for both livestock and companion animal customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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

•
Corporate, which is responsible for platform functions such as business technology, facilities, legal, finance, human resources, business development, and communications, among others. These costs also include compensation costs, certain procurement costs, and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.

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

•
Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $7.6 billion at both April 2, 2017, and December 31, 2016.

18 |

	Earnings		Depreciation and Amortization(a)
	April 2,	April 3,	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Three months ended
U.S.
Revenue	$605	$582
Cost of sales	137	131
Gross profit	468	451
Gross margin	77.4%	77.5%
Operating expenses	96	92
Other (income)/deductions	—	—
U.S. Earnings	372	359	$7	$6

International
Revenue(b)	615	567
Cost of sales	213	196
Gross profit	402	371
Gross margin	65.4%	65.4%
Operating expenses	114	109
Other (income)/deductions	(3)	2
International Earnings	291	260	11	11

Total operating segments	663	619	18	17

Other business activities	(74)	(74)	6	6
Reconciling Items:
Corporate	(143)	(169)	12	10
Purchase accounting adjustments	(22)	(26)	22	22
Acquisition-related costs	—	(1)	—	—
Certain significant items(c)	(4)	13	2	1
Other unallocated	(83)	(30)	2	1
Total Earnings(d)	$337	$332	$62	$57

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $148 million and $154 million for the three months ended April 2, 2017, and April 3, 2016, respectively.

(c)
For the three months ended April 2, 2017, Certain significant items primarily includes: (i) a $1 million reversal of previously accrued employee termination costs, accelerated depreciation charges of $1 million, and consulting fees of $2 million, related to our operational efficiency initiative and supply network strategy, and (ii) charges of $2 million associated with changes to our operating model.

For the three months ended April 3, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $12 million; (ii) a net gain of $33 million related to the sale of certain manufacturing sites and products as a result of our operational efficiency initiative, and (iii) employee termination costs of $1 million, exit costs of $1 million, accelerated depreciation charges of $1 million, and consulting fees of $5 million, related to our operational efficiency initiative and supply network strategy. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

(d)	Defined as income before provision for taxes on income.

19 |

B.	Other Revenue Information
Revenue by Species
Species revenue are as follows:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Livestock:
Cattle	$386	$377
Swine	160	146
Poultry	116	122
Fish	21	17
Other	20	21
	703	683
Companion Animal:
Horses	35	39
Dogs and Cats	482	427
	517	466

Contract Manufacturing	11	13

Total revenue	$1,231	$1,162
Revenue by Major Product Category
Revenue by major product category are as follows:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Anti-infectives	$268	$291
Vaccines	319	301
Parasiticides	184	145
Medicated feed additives	123	138
Other pharmaceuticals	272	221
Other non-pharmaceuticals	54	53
Contract manufacturing	11	13
Total revenue	$1,231	$1,162

17.	Subsequent Events
On March 30, 2017, as part of the supply network strategy, we announced an agreement with the Brazilian-based pharmaceutical company União Química (UQ) to sell our manufacturing site in Guarulhos, Brazil. The agreement also includes entering into a five-year manufacturing and supply agreement with UQ to begin upon closing of the transaction. We expect to complete the transaction during the second half of 2017.

20 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of April 2, 2017, and the related condensed consolidated statements of income and comprehensive income, equity and cash flows for the three-month periods ended April 2, 2017, and April 3, 2016. These condensed consolidated financial statements are the responsibility of the Company's management.

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of April 2, 2017, and for the three-month periods ended April 2, 2017, and April 3, 2016, referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoetis Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Short Hills, New Jersey
May 4, 2017

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
A summary of our 2017 performance compared with the comparable 2016 period follows:

	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Revenue	$1,231	$1,162	6
Net income attributable to Zoetis	238	204	17
Adjusted net income(a)	261	239	9

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this Management's Discussion and Analysis (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2016 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2016 Form 10-K.
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
For example, outbreaks of highly pathogenic H5 avian flu affected (infected or exposed) 48 million birds in the United States in 2014 and 2015, and significantly impacted the egg and turkey industry. In March 2016, we were granted a conditional license from the United States Department of Agriculture (USDA) for a vaccine to help prevent avian influenza, and in June 2016, we were awarded a contract to supply the USDA with this vaccine for the National Veterinary Stockpile. The vaccine is intended for use in chickens as an aid in the prevention of disease caused by the H5N1 subtype of the virus. The USDA will determine if a vaccination program should be implemented. It is important to note that human infection with avian influenza viruses has not occurred from eating properly cooked poultry or poultry products. We are closely monitoring the developments as this situation unfolds and currently believe the impact on our 2017 global revenue will not be significant.

22 |

Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended April 2, 2017, approximately 47% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, euro, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended April 2, 2017, approximately 53% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by $4 million from changes in foreign currency values relative to the U.S. dollar.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Revenue	$1,231	$1,162	6
Costs and expenses:
Cost of sales(a)	443	389	14
% of revenue	36%	33%
Selling, general and administrative expenses(a)	309	315	(2)
% of revenue	25%	27%
Research and development expenses(a)	90	90	—
% of revenue	7%	8%
Amortization of intangible assets(a)	22	21	5
Restructuring charges and certain acquisition-related costs	(1)	2	*
Interest expense, net of capitalized interest	41	43	(5)
Other (income)/deductions—net	(10)	(30)	(67)
Income before provision for taxes on income	337	332	2
% of revenue	27%	29%
Provision for taxes on income	98	128	(23)
Effective tax rate	29.1%	38.6%
Net income before allocation to noncontrolling interests	239	204	17
Less: Net income attributable to noncontrolling interests	1	—	—
Net income attributable to Zoetis	$238	$204	17
% of revenue	19%	18%
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

Revenue
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Total revenue increased by $69 million, or 6% in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, reflecting higher operational revenue of $73 million, or 6%. Operational revenue growth was comprised primarily of the following:

•	new product launches and increased sales of Apoquel®, which contributed approximately 6%; and

•	growth of our in-line products, which contributed approximately 2%, due to price increases, partially offset by:

•	our product rationalizations as part of the operational efficiency initiative, which resulted in a decline of approximately 2%.

23 |

Foreign exchange reduced our reported revenue growth by $4 million.
Costs and Expenses

Cost of sales
	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Cost of sales	$443	$389	14
% of revenue	36.0%	33.5%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Cost of sales increased by $54 million, or 14%, in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, primarily as a result of:

•
the timing of the recognition of certain manufacturing and supply costs, (while we expect these costs to be elevated in the first half of the year, we anticipate improvement in cost of sales as a percentage of revenue in the second half, compared with 2016);

•	an increase in sales volume; and

•	unfavorable foreign exchange,
partially offset by:

•	a decline in fair value adjustments to inventory related to the acquisition of Pharmaq.

Selling, general and administrative expenses
	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Selling, general and administrative expenses	$309	$315	(2)
% of revenue	25%	27%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Selling, general & administrative (SG&A) expenses decreased by $6 million, or 2%, in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, primarily as a result of:

•	a reduction in the amount of additional costs related to becoming an independent public company; and

•	a reduction in general and administrative expense driven by our operational efficiency initiative, partially offset by:

•	certain compensation expenses; and

•	higher advertising and promotional spending associated with new products and Apoquel®.

Research and development expenses
	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Research and development expenses	$90	$90	—
% of revenue	7%	8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 2, 2017 vs. three months ended April 3, 2016
R&D expenses were flat in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, primarily as a result of:

•	increased variable expenses due to project spending; and

•	the inclusion of the veterinary diagnostics business acquired in 2016, offset by:

•	a reduction in fixed expenses driven by our operational efficiency initiative.

24 |

Amortization of intangible assets
	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Amortization of intangible assets	$22	$21	5
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Amortization of intangible assets increased by $1 million, or 5%, in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, primarily as a result of certain intangible assets, acquired in 2015 as part of the Pharmaq acquisition, being placed into service during the three months ended April 2, 2017.

Restructuring charges/(reversals) and certain acquisition-related costs
	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Restructuring charges/(reversals) and certain acquisition-related costs	$(1)	$2	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which is incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets and reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over a long term period. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of this initiative, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. Including divestitures, as of April 2, 2017, approximately 2,200 positions have been eliminated and additional reductions are expected primarily over the next three months.
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
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Restructuring charges and certain acquisition-related costs decreased by $3 million in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, primarily as a result of lower employee termination costs and exit costs, as a result of our operational efficiency initiative. The three months ended April 2, 2017, includes a net reduction in employee termination charges associated with our operational efficiency initiative.

Interest expense, net of capitalized interest
	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Interest expense, net of capitalized interest	$41	$43	(5)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Interest expense, net of capitalized interest, decreased by $2 million, or 5%, in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, as a result of the $400 million of senior notes that matured in the first quarter of 2016.

Other (income)/deductions—net
	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Other (income)/deductions—net	$(10)	$(30)	(67)

25 |

Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 2, 2017 vs. three months ended April 3, 2016
The change in Other (income)/deductions—net reflects an unfavorable impact of $20 million, or 67%, on income attributable to Zoetis in the three months ended April 2, 2017 compared with three months ended April 3, 2016, primarily as a result of:

•	a net gain of $33 million in the first quarter of 2016 on sales of certain manufacturing sites and products, as part of our operational efficiency initiative, partially offset by:

•	lower foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies; and

•	a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015.

Provision for taxes on income
	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Provision for taxes on income	$98	$128	(23)
Effective tax rate	29.1%	38.6%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 2, 2017 vs. three months ended April 3, 2016
The effective tax rate was 29.1% for the three months ended April 2, 2017, compared with 38.6% for the three months ended April 3, 2016. The lower effective tax rate for the three months ended April 2, 2017, compared with the three months ended April 3, 2016, was primarily attributable to:

•
a $35 million net discrete tax expense recorded in the first quarter of 2016, related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium, partially offset by a revaluation of the company's deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the decision, and

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business and the impact of non-deductible items.

The effective tax rate for the three months ended April 2, 2017, also includes a $5 million discrete tax benefit related to the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income and a $3 million discrete tax benefit related to a revaluation of deferred taxes as a result of a change in statutory tax rates, partially offset by a $6 million discrete tax expense related to prior period tax adjustments.
The effective tax rate for the three months ended April 3, 2016, also included a $10 million discrete tax benefit related to a revaluation of deferred taxes as a result of a change in statutory tax rates, and a $4 million discrete tax benefit related to the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income.

26 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	April 2,	April 3,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Livestock	$282	$288	(2)	—	(2)
Companion animal	323	294	10	—	10
	605	582	4	—	4
International
Livestock	421	395	7	—	7
Companion animal	194	172	13	(2)	15
	615	567	8	(1)	9

Total
Livestock	703	683	3	—	3
Companion animal	517	466	11	(1)	12
Contract Manufacturing	11	13	(15)	(7)	(8)
	$1,231	$1,162	6	—	6
Certain amounts and percentages may reflect rounding adjustments.

27 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	April 2,	April 3,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Revenue	$605	$582	4	—	4
Cost of Sales	137	131	5	—	5
Gross Profit	468	451	4	—	4
Gross Margin	77.4%	77.5%
Operating Expenses	96	92	4	—	4
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	372	359	4	—	4

International
Revenue	615	567	8	(1)	9
Cost of Sales	213	196	9	—	9
Gross Profit	402	371	8	(1)	9
Gross Margin	65.4%	65.4%
Operating Expenses	114	109	5	1	4
Other (income)/deductions	(3)	2	*	*	*
International Earnings	291	260	12	—	12

Total operating segments	663	619	7	—	7
Other business activities	(74)	(74)	—
Reconciling Items:
Corporate	(143)	(169)	(15)
Purchase accounting adjustments	(22)	(26)	(15)
Acquisition-related costs	—	(1)	(100)
Certain significant items	(4)	13	*
Other unallocated	(83)	(30)	*
Income before provision for taxes on income	$337	$332	2
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended April 2, 2017 vs. three months ended April 3, 2016
U.S. operating segment
U.S. segment revenue increased by $23 million, or 4%, in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, reflecting declines of approximately $6 million in livestock products and growth of approximately $29 million in companion animal products.

•
Livestock revenue declined due to decreased sales of swine and cattle products. Sales of swine products were primarily impacted by timing of customer purchases and increased competition. Sales of cattle products declined primarily due to lower disease risk and incidence in the feedlot sector due to mild weather and heavier animals. Both cattle and swine feed additive product sales were negatively impacted by livestock producers’ implementation of the Veterinary Feed Directive in the first quarter. Declines were partially offset by increases in sales of poultry products primarily due to higher sales of medicated feed additives.

•
Companion animal revenue growth was driven primarily by new product launches, particularly Simparica® and Cytopoint™, and increased sales of Apoquel®. Growth was tempered by the prior year’s initial sales of other products into expanded distribution relationships.

U.S. segment earnings increased by $13 million, or 4%, in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, primarily due to revenue growth.

28 |

International operating segment
International segment revenue increased by $48 million, or 8% in the three months ended April 2, 2017, compared with the three months ended April 3, 2016. Operational revenue increased by $51 million, or 9%, driven by growth of approximately $26 million in livestock products and growth of approximately $25 million in companion animal products.

•
Livestock growth was driven primarily by increased sales of swine products in China and Vietnam, and cattle products in Brazil. Favorable market conditions contributed to swine performance in China as well as cattle product sales in Brazil, while swine product sales in Vietnam were driven by timing of customer purchases. Growth was partially offset by product rationalizations, primarily impacting poultry and swine product sales.

•
Companion animal revenue growth resulted primarily from increased sales of Apoquel®, in addition to new product launches, primarily Simparica®. Sales also benefited from increased demand for our vaccines portfolio in China due to field force expansions and increasing medicalization rates.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $3 million, or 1%, primarily driven by the depreciation of the U.K. pound and the euro, partially offset by the appreciation of the Brazilian real.
International segment earnings increased by $31 million, or 12%, in the three months ended April 2, 2017, compared with the three months ended April 3, 2016. Operational earnings growth was $32 million, or 12%, primarily due to higher revenue.
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
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Other business activities net loss was flat in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, reflecting an increase in variable R&D expense driven by higher project spending, offset by a reduction in fixed R&D spending driven by our operational efficiency initiative and higher earnings in our contract manufacturing business.
Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:

•
Corporate, which includes certain costs associated with business technology, facilities, legal, finance, human resources, business development and communications, among others. These costs also include certain compensation costs, certain procurement costs, and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets, and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for acquisition and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and

•
Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.

Three months ended April 2, 2017 vs. three months ended April 3, 2016
Corporate expenses decreased by $26 million, or 15%, in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, primarily due to the favorable impact of foreign exchange and a reduction in general and administrative expense driven by our operational efficiency initiative.
Other unallocated expenses increased by $53 million in the three months ended April 2, 2017, compared with the three months ended April 3, 2016, primarily due to the timing of the recognition of certain manufacturing and supply costs and the unfavorable impact of foreign exchange.
See Notes to Condensed Consolidated Financial Statements—Note 16. Segment and Other Revenue Information for further information.

29 |

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

30 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
GAAP reported net income attributable to Zoetis	$238	$204	17
Purchase accounting adjustments—net of tax	19	9	*
Acquisition-related costs—net of tax	—	3	(100)
Certain significant items—net of tax	4	23	(83)
Non-GAAP adjusted net income(a)	$261	$239	9
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 27.8% and 30.9% for the three months ended April 2, 2017, and April 3, 2016, respectively. The lower effective tax rate for the three months ended April 2, 2017, compared with the three months ended April 3, 2016, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and a $5 million and $4 million discrete tax benefit recorded in the first quarter of 2017 and 2016, respectively, related to the excess tax benefits for share-based payments to be recognized as a component of Provision for taxes on income.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	April 2,	April 3,	%
	2017	2016	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.48	$0.41	17
Purchase accounting adjustments—net of tax	0.04	0.02	100
Acquisition-related costs—net of tax	—	0.01	(100)
Certain significant items—net of tax	0.01	0.04	(75)
Non-GAAP adjusted EPS—diluted	$0.53	$0.48	10
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs.

31 |

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Interest expense, net of capitalized interest	$41	$43
Interest income	2	2
Income taxes	101	107
Depreciation	34	30
Amortization	4	4
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Purchase accounting adjustments:
Amortization and depreciation(a)	$20	$19
Cost of sales(b)	2	7
Total purchase accounting adjustments—pre-tax	22	26
Income taxes(c)	3	17
Total purchase accounting adjustments—net of tax	19	9
Acquisition-related costs:
Other	—	1
Total acquisition-related costs—pre-tax	—	1
Income taxes(c)	—	(2)
Total acquisition-related costs—net of tax	—	3
Certain significant items:
Operational efficiency initiative(d)	(1)	(28)
Supply network strategy(e)	3	3
Stand-up costs(f)	—	12
Other(g)	2	—
Total certain significant items—pre-tax	4	(13)
Income taxes(c)	—	(36)
Total certain significant items—net of tax	4	23

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$23	$35
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments for the three months ended April 2, 2017, also includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates and a net tax charge related to prior period tax adjustments. Income taxes in Purchase accounting adjustments for the three months ended April 3, 2016, also includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates.
Income taxes in Acquisition-related costs for the three months ended April 3, 2016, also includes a tax charge related to the acquisition of certain assets of Abbott Animal Health.
Income taxes in Certain significant items for the three months ended April 2, 2017, also includes a net charge of approximately $1 million related to the revaluation of the company’s deferred tax assets and liabilities, using the rates expected to be in place at the time of the reversal. Income taxes in Certain significant items for the three months ended April 3, 2016, also includes a net tax charge of approximately $35 million related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. This net charge relates to the recovery of prior tax benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal. This net charge does not include any benefits associated with a successful appeal of the decision, nor does it reflect guidance we expect to receive from the Belgian government on the methodology and timing of the recovery of prior tax benefits.

(d)	For the three months ended April 2, 2017, represents a net reversal of previously accrued employee termination costs.
For the three months ended April 3, 2016, represents restructuring charges of $2 million related to employee termination costs ($1 million), and exit costs ($1 million), consulting fees of $3 million, and a net gain of $33 million related to the sale of certain manufacturing sites and products.

(e)	For the three months ended April 2, 2017, represents accelerated depreciation charges of $1 million, and consulting fees of $2 million.

32 |

For the three months ended April 3, 2016, represents accelerated depreciation charges of $1 million, and consulting fees of $2 million.

(f)
Certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

(g)	For the three months ended April 2, 2017, represents costs associated with changes to our operating model.

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	April 2,	April 3,
(MILLIONS OF DOLLARS)	2017	2016
Cost of sales:
Purchase accounting adjustments	$2	$7
Accelerated depreciation	1	1
Consulting fees	2	2
Stand-up costs	—	1
Total Cost of sales	5	11

Selling, general & administrative expenses:
Purchase accounting adjustments	1	1
Consulting fees	—	3
Stand-up costs	—	11
Other	2	—
Total Selling, general & administrative expenses	3	15

Research & development expenses:
Purchase accounting adjustments	1	1
Total Research & development expenses	1	1

Amortization of intangible assets:
Purchase accounting adjustments	18	17
Total Amortization of intangible assets	18	17

Restructuring (reversals)/ charges and certain acquisition-related costs:
Employee termination costs	(1)	1
Exit costs	—	1
Total Restructuring (reversals)/ charges and certain acquisition-related costs	(1)	2

Other (income)/deductions—net:
Net gain on sale of assets	—	(33)
Other	—	1
Total Other (income)/deductions—net	—	(32)

Provision for taxes on income	3	21

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$23	$35
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
Analysis of the condensed consolidated balance sheets
April 2, 2017 vs. December 31, 2016
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.

33 |

Accounts receivable, less allowance for doubtful accounts increased as a result of the timing of customer collections and the impact of foreign exchange.
Inventories increased primarily due to the timing of active pharmaceutical ingredient purchases and the impact of foreign exchange, partially offset by benefits of our inventory reduction initiative. See Notes to Condensed Consolidated Financial Statements— Note 9. Inventories.
Other current assets increased primarily as a result of higher prepaid expenses.
Property, plant and equipment, less accumulated depreciation decreased primarily as a result of depreciation expense, partially offset by capital spending.
Identifiable intangible assets, less accumulated amortization increased primarily due to the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, and the acquisition of a Norwegian fish vaccination company, both in the first quarter of 2017, as well as the impact of foreign exchange. These increases were partially offset by amortization expense. See Notes to Condensed Consolidated Financial Statements— Note 10. Goodwill and Other Intangible Assets.
Goodwill increased as a result of the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, and the impact of foreign exchange. See Notes to Condensed Consolidated Financial Statements— Note 10. Goodwill and Other Intangible Assets.
The net changes in Deferred tax assets, Deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first quarter of 2017, as well as the impact of the revaluation of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.
Accounts payable decreased as a result of the timing of payments.
Accrued compensation and related items decreased primarily due to payment of 2016 annual bonuses to eligible employees and 2016 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2017.
Accrued expenses and Other current liabilities decreased primarily as a result of payment of accrued expenses, including employee termination costs associated with operational efficiency initiatives. See Notes to Condensed Consolidated Financial Statements— Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	April 2,	April 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Net cash provided by (used in):
Operating activities	$119	$51	*
Investing activities	(48)	18	*
Financing activities	(176)	(543)	(68)
Effect of exchange-rate changes on cash and cash equivalents	7	(5)	*
Net decrease in cash and cash equivalents	$(98)	$(479)	(80)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Net cash provided by operating activities was $119 million for the three months ended April 2, 2017, compared with net cash provided by operating activities of $51 million for the three months ended April 3, 2016. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and higher income before allocation to noncontrolling interests, partially offset by higher inventory levels.
Investing activities
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Our net cash used in investing activities was $48 million for the three months ended April 2, 2017, compared with net cash provided by investing activities of $18 million for the three months ended April 3, 2016. The net cash used in investing activities for 2017 was due primarily to purchases of property, plant and equipment, the acquisition of a Norwegian fish vaccination company, and an investment related to a European livestock monitoring company. The net cash provided by investing activities for 2016 was due to proceeds from the sale of manufacturing sites and products as part of the operational efficiency initiative, partially offset purchases of property, plant and equipment and the acquisition of a livestock business in South America.

34 |

Financing activities
Three months ended April 2, 2017 vs. three months ended April 3, 2016
Our net cash used in financing activities was $176 million for the three months ended April 2, 2017, compared with net cash used in financing activities of $543 million for the three months ended April 3, 2016. The net cash used in financing activities for 2017 was due primarily to the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2016 was due primarily to the senior note payment in February 2016, the purchase of treasury shares, the payment of dividends, and the contingent consideration payment to Abbott.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	April 2,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
Cash and cash equivalents	$629	$727
Accounts receivable, net(a)	954	913
Current portion of long-term debt	750	—
Long-term debt	3,718	4,468
Working capital	1,653	2,273
Ratio of current assets to current liabilities	1.96:1	3.03:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the three months ended April 2, 2017, compared with December 31, 2016, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2021. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. The credit facility also contains a clause which adds back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the period commencing on October 1, 2016 and ending December 31, 2019, related to operational efficiency initiatives, provided that for any twelve-month period such charges added back to Adjusted Consolidated EBITDA) shall not to exceed $100 million in the aggregate.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of April 2, 2017, we had access to $75 million of lines of credit which expire at various times through 2017 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of April 2, 2017 and December 31, 2016.
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

35 |

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
The components of our long-term debt, including current portion of long-term debt, follow:

Description	Principal Amount	Interest Rate	Terms
2013 Senior Note due 2018(a)	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2015 Senior Note due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
2013 Senior Note due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Note due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2013 Senior Note due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
(a) We entered into interest rate swaps which are designated as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018. See Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.
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
Contractual Obligations
In the first quarter of 2017, we entered into a five-year purchase agreement related to contract manufacturing. Payments due under this purchase obligation as of April 2, 2017, are set forth below:

36 |

(MILLIONS OF DOLLARS)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Purchase obligation	$65	$9	$23	$33	$—
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the three months ended April 2, 2017, approximately two million shares were repurchased. As of April 2, 2017, there was approximately $1.4 billion remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 2, 2017, or December 31, 2016, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of April 2, 2017.
In March 2017, the FASB issued an accounting standards update to simplify and improve the reporting of net periodic pension benefit cost by requiring only present service cost to be presented in the same line item as other current employee compensation costs while remaining components of net periodic benefit cost would be presented within Other (income)/deductions—net outside of operations. We plan to adopt this guidance as of January 1, 2018, and do not expect the new standard will have a significant impact on our consolidated financial statements.
In October 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update that will require the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. We plan to adopt this guidance as of January 1, 2018, the required effective date, and do not expect the new standard will have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, the required effective date, for annual and interim reporting periods. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We continue to assess the potential impact that adopting this new guidance will have on our consolidated financial statements.
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

37 |

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

38 |

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
Our financial instrument holdings at April 2, 2017, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at April 2, 2017, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $39 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $30 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Foreign Exchange Risk.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At April 2, 2017, we had no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of April 2, 2017, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I— Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Statements and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2016 Annual Report on Form 10-K.
Risks related to our business and industry
Generic products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable product. As a result, sales of our Rimadyl chewable product in the U.S. decreased by approximately 6% in 2016. If animal health customers increase their use of new or existing generic products, our operating results and financial condition could be materially adversely affected.
Over the next several years, several of our products' patents will expire. The active ingredient of Draxxin, tulathromycin, is covered by both compound and formulation patents in the United States, Europe, Canada, Australia and other key markets, with terms that expire between May 2019 and January 2021 in the United States, between November 2018 and November 2020 in Europe, and between May 2018 and November 2020 in Canada and Australia. Several patents covering the ceftiofur antibiotic product line (Excede) began expiring in the United States in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. The compound patent for the selamectin, the active ingredient in our parasiticide Revolution, expired in 2014. Again, we have process and formulation patents covering this product which expire in important markets in 2018 and 2019, respectively. The patent for the active ingredient of Convenia has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and September 2023. The patent relating to the formulation of Orbeseal expires in December 2017. Zoetis typically enforces all of its patents.
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

40 |

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
On March 29, 2017, United Kingdom (UK) Prime Minister Theresa May formally notified the European Council of the UK’s intention to withdraw from the European Union, commonly referred to as “Brexit”, under Article 50 of the Treaty of Lisbon. The notice begins the two-year negotiation period to establish the withdrawal terms. If no agreement is reached after two years, the UK’s separation still becomes effective, unless the remaining European Union members unanimously agree to an extension. At this time, the impact of Brexit to our effective tax rate is uncertain.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
April 2, 2017:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 29, 2017	625,637	$53.72	622,184	$1,466,729,461
January 30 - February 26, 2017	754,719	$54.80	750,137	$1,425,600,179
February 27 - April 2, 2017	1,114,708	$53.64	938,726	$1,375,187,347
	2,495,064	$54.01	2,311,047	$1,375,187,347
(a) The company repurchased 184,017 shares during the three-month period ended April 2, 2017, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b) In December 2016, the company's Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

41 |

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014 (incorporated by reference to
Exhibit 3.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
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

Zoetis Inc.

May 4, 2017	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

May 4, 2017	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

43 |