Form 10-Q
period 2017-07-02
Zoetis Inc.
filed 2017-08-08
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 2, 2017, there were 489,111,671 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2017	2016	2017	2016
Revenue	$1,269	$1,208	$2,500	$2,370
Costs and expenses:
Cost of sales(a)	440	399	883	788
Selling, general and administrative expenses(a)	336	343	645	658
Research and development expenses(a)	86	88	176	178
Amortization of intangible assets(a)	23	22	45	43
Restructuring charges/(reversals) and certain acquisition-related costs	—	(21)	(1)	(19)
Interest expense, net of capitalized interest	41	41	82	84
Other (income)/deductions—net	(2)	4	(12)	(26)
Income before provision for taxes on income	345	332	682	664
Provision for taxes on income	98	108	196	236
Net income before allocation to noncontrolling interests	247	224	486	428
Less: Net income attributable to noncontrolling interests	—	—	1	—
Net income attributable to Zoetis Inc.	$247	$224	$485	$428
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.50	$0.45	$0.99	$0.86
Diluted	$0.50	$0.45	$0.98	$0.86
Weighted-average common shares outstanding:
Basic	490.8	496.3	491.6	496.9
Diluted	494.0	498.8	494.6	499.2
Dividends declared per common share	$0.105	$0.095	$0.210	$0.190

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Net income before allocation to noncontrolling interests	$247	$224	$486	$428
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Unrealized losses on derivatives, net(a)	(1)	(3)	(1)	(3)
Foreign currency translation adjustments, net	12	63	56	65
Benefit plans: Actuarial (losses)/gains, net(a)	(1)	2	1	3
Total other comprehensive income/(loss), net of tax	10	62	56	65
Comprehensive income before allocation to noncontrolling interests	257	286	542	493
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	1	(1)
Comprehensive income attributable to Zoetis Inc.	$257	$286	$541	$494

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	December 31,
	2017	2016
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$705	$727
Accounts receivable, less allowance for doubtful accounts of $31 in 2017 and $30 in 2016	975	913
Inventories	1,498	1,502
Assets held for sale	53	—
Other current assets	353	248
Total current assets	3,584	3,390
Property, plant and equipment, less accumulated depreciation of $1,397 in 2017 and $1,358 in 2016	1,355	1,381
Goodwill	1,495	1,481
Identifiable intangible assets, less accumulated amortization	1,210	1,228
Deferred tax assets	93	96
Other noncurrent assets	65	73
Total assets	$7,802	$7,649

Liabilities and Equity
Short-term borrowings	$100	$—
Current portion of long-term debt	750	$—
Accounts payable	199	265
Dividends payable	52	52
Accrued expenses	406	464
Accrued compensation and related items	163	224
Income taxes payable	82	71
Liabilities associated with assets held for sale	4	—
Other current liabilities	28	41
Total current liabilities	1,784	1,117
Long-term debt, net of discount and issuance costs	3,719	4,468
Deferred tax liabilities	261	244
Other taxes payable	83	73
Other noncurrent liabilities	209	248
Total liabilities	6,056	6,150
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 489,659,511 and 492,855,297 shares outstanding at July 2, 2017, and December 31, 2016, respectively	5	5
Treasury stock, at cost, 12,231,732 and 9,035,946 shares of common stock at July 2, 2017, and December 31, 2016, respectively	(615)	(421)
Additional paid-in capital	1,024	1,024
Retained earnings	1,843	1,477
Accumulated other comprehensive loss	(542)	(598)
Total Zoetis Inc. equity	1,715	1,487
Equity attributable to noncontrolling interests	31	12
Total equity	1,746	1,499
Total liabilities and equity	$7,802	$7,649

(a)	As of July 2, 2017, includes $7 million of restricted cash.

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2015	$5	$(203)	$1,012	$876	$(622)	$23	$1,091
Six months ended July 3, 2016
Net income	—	—	—	428	—	—	428
Other comprehensive income/(loss)	—	—	—	—	66	(1)	65
Share-based compensation awards(b)	—	60	(3)	(20)	—	—	37
Treasury stock acquired(c)	—	(151)	—	—	—	—	(151)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Divestitures(e)	—	—	—	—	2	(8)	(6)
Dividends declared	—	—	—	(94)	—	—	(94)
Balance, July 3, 2016	$5	$(294)	$1,010	$1,190	$(554)	$14	$1,371

Balance, December 31, 2016	$5	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Six months ended July 2, 2017
Net income	—	—	—	485	—	1	486
Other comprehensive income	—	—	—	—	56	—	56
Consolidation of a noncontrolling interest(f)	—	—	—	—	—	18	18
Share-based compensation awards (b)	—	56	(1)	(16)	—	—	39
Treasury stock acquired(c)	—	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(103)	—	—	(103)
Balance, July 2, 2017	$5	$(615)	$1,024	$1,843	$(542)	$31	$1,746

(a)
As of July 2, 2017, and July 3, 2016, there were 489,659,511 and 495,389,702 outstanding shares of common stock, respectively, and 12,231,732 and 6,501,541 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 13. Stockholders' Equity.

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

(e)	Reflects the divestiture of our share of our Taiwan joint venture. See Note 4. Acquisitions and Divestitures: Divestitures.

(f)	Represents the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016
Operating Activities
Net income before allocation to noncontrolling interests	$486	$428
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	121	117
Share-based compensation expense	22	19
Restructuring	(1)	(19)
Net loss/(gain) on sale of assets	2	(27)
Provision for losses on inventory	40	35
Deferred taxes	13	17
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	—	9
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(41)	53
Inventories	(46)	(87)
Other assets	(106)	(72)
Accounts payable	(66)	(71)
Other liabilities	(147)	(254)
Other tax accounts, net	21	39
Net cash provided by operating activities	299	188
Investing Activities
Purchases of property, plant and equipment	(93)	(99)
Acquisitions	(3)	(20)
Net proceeds from sales of assets	1	88
Other investing activities	7	—
Net cash used in investing activities	(88)	(31)
Financing Activities
Decrease in short-term borrowings, net	—	(1)
Issuance of commercial paper	100	—
Principal payments on long-term debt	—	(400)
Payment of contingent consideration related to previously acquired assets	(5)	(22)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	18	17
Purchases of treasury stock(a)	(250)	(151)
Cash dividends paid	(103)	(94)
Net cash used in financing activities	(240)	(651)
Effect of exchange-rate changes on cash and cash equivalents	7	(2)
Net decrease in cash and cash equivalents	(22)	(496)
Cash and cash equivalents at beginning of period	727	1,154
Cash and cash equivalents at end of period	$705	$658

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$256	$215
Interest, net of capitalized interest	82	84
Non-cash transactions:
Purchases of property, plant and equipment	3	6
Contingent purchase price consideration(b)	—	27
Dividends declared, not paid	52	47

(a)	Reflects the acquisition of treasury shares in connection with the share repurchase programs. For additional information, see Note 13. Stockholders' Equity.

(b)	For 2016, relates primarily to the non-cash portion of the acquisition of a livestock business in South America.

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
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three and six-month periods ended May 28, 2017, and May 29, 2016.
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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt this guidance as of January 1, 2018, the required effective date, using the modified retrospective transition method. Under the modified retrospective method, the cumulative effect of applying the new standard will be recognized as of the date of initial application with disclosure of results under both the new and prior standards. We continue to assess the impact of the new standard on our current policies, procedures, and disclosures related to revenue recognition. Based on the work performed to date, we do not believe that the adoption will have a material impact on our consolidated financial statements. While implementation procedures are still ongoing, we have evaluated the impact on our primary revenue stream, product sales, in both the United States and our key international markets and no matters have currently been identified individually or in the aggregate that would have a material impact on the timing or amount of revenue recognition based on the provisions of the new standard.

4.	Acquisitions and Divestitures
Assets and Liabilities Held for Sale
On March 30, 2017, as part of our supply network strategy, we announced an agreement with the Brazilian-based pharmaceutical company União Química (UQ) to sell our manufacturing site in Guarulhos, Brazil, and we met the criteria for held for sale classification. The agreement also includes entering into a five-year manufacturing and supply agreement with UQ to begin upon closing of the transaction.
As of July 2, 2017, recorded assets and liabilities held for sale are summarized below:

July 2,
(MILLIONS OF DOLLARS)	2017
Assets held for sale
Inventories	$12
Property, plant and equipment	26
Deferred tax assets	4
Other current assets	8
Goodwill	3
Total	$53

Liabilities associated with assets held for sale
Accounts payable	$3
Other current liabilities	1
Total	$4
We expect to complete this transaction during the second half of 2017.
Divestitures
On May 11, 2017, we completed the sale of our manufacturing site in Shenzhou, China. We had previously exited operations at this site during the second quarter of 2015 as part of our operational efficiency program. We received total cash proceeds of approximately $3 million and recorded a net pre-tax gain of approximately $2 million within Other (income)/deductions—net. Additionally, in the second quarter of 2017, we recorded a $4 million expense within Other (income)/deductions—net related to the prior year sale of the U.S. manufacturing sites noted below.
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

7 |

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
During the first six months of 2016, we received total cash proceeds of approximately $88 million related to the divestitures of the India and U.S. manufacturing sites noted above. During the first quarter of 2016, we recognized a net pre-tax gain of approximately $33 million, partially offset by a net pre-tax loss of approximately $6 million recognized during the second quarter of 2016. Gains and losses related to divestitures are recorded within Other (income)/deductions—net.

5.	Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems. In connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring. This may include charges related to employees, assets and activities that will not continue. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and research and development (R&D), as well as functions such as business technology, shared services and corporate operations.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs(a)	$2	$2	$2	$2
Restructuring charges/(reversals)(b):
Employee termination costs	(3)	(24)	(4)	(23)
Exit costs	1	1	1	2
Total Restructuring charges/(reversals) and certain acquisition-related costs	$—	$(21)	$(1)	$(19)

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)
The restructuring charges/(reversals) for the three months ended July 2, 2017, are associated with the following: U.S. ($1 million reversal), International ($1 million) and Manufacturing/research/corporate ($2 million reversal).

The restructuring charges/(reversals) for the six months ended July 2, 2017, are associated with the following: International ($1 million reversal) and Manufacturing/research/corporate ($2 million reversal).

The restructuring charges/(reversals) for the three months ended July 3, 2016, are associated with the following: U.S. ($1 million reversal), International ($14 million reversal) and Manufacturing/research/corporate ($8 million reversal).
The restructuring charges/(reversals) for the six months ended July 3, 2016, are associated with the following: U.S. ($2 million reversal), International ($15 million reversal) and Manufacturing/research/corporate ($4 million reversal).
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit 10 manufacturing sites over a long term period. As of July 2, 2017, we divested or exited three U.S. manufacturing sites, three international manufacturing sites, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. In 2016, the operations of the Guarulhos, Brazil manufacturing site, including approximately 300 employees, were transferred to us from Pfizer, which increased our range of planned reduction in certain positions to 2,300 to 2,800. Including divestitures, as of July 2, 2017, approximately 2,200 positions have been eliminated and the comprehensive operational efficiency program is substantially complete. We expect additional reductions through divestitures related to our supply network strategy over the next several years.

8 |

Charges related to the operational efficiency initiative and supply network strategy are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Restructuring charges/(reversals) and certain acquisition-related costs:
Operational efficiency initiative
Employee termination costs(a)	$2	$(30)	$1	$(29)
Exit costs	1	2	1	3
	3	(28)	2	(26)
Supply network strategy:
Employee termination costs	(5)	6	(5)	6
	(5)	6	(5)	6

Total restructuring charges/(reversals) related to the operational efficiency initiative and supply network strategy	(2)	(22)	(3)	(20)

Other operational efficiency initiative charges
Selling, general and administrative expenses:
Accelerated depreciation	—	1	—	1
Consulting fees	1	4	1	7
Other (income)/deductions—net:
Net loss/(gain) on sale of assets(b)	2	6	2	(27)
Total other operational efficiency initiative charges	3	11	3	(19)

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	1	1	2	2
Consulting fees	—	1	2	3
Total other supply network strategy charges	1	2	4	5

Total charges associated with the operational efficiency initiative and supply network strategy	$2	$(9)	$4	$(34)

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

The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual(a)
Balance, December 31, 2016(a)	$90	$—	$90
Provision	(4)	1	(3)
Utilization and other(b)	(36)	(1)	(37)
Balance, July 2, 2017(a)	$50	$—	$50

(a)	At July 2, 2017, and December 31, 2016, included in Accrued expenses ($29 million and $61 million, respectively) and Other noncurrent liabilities ($21 million and $29 million, respectively).

(b)	Includes adjustments for foreign currency translation.

9 |

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Royalty-related income	$(5)	$(5)	$(12)	$(12)
Net loss/(gain) on sale of assets(a)	2	6	2	(27)
Certain legal and other matters, net(b)	(4)	—	(4)	—
Foreign currency loss(c)	8	8	10	17
Other, net(d)	(3)	(5)	(8)	(4)
Other (income)/deductions—net	$(2)	$4	$(12)	$(26)

(a)	For the three and six months ended July 2, 2017, represents the net loss related to sales of certain manufacturing sites and products as part of our operational efficiency initiative.
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

(b)	For the three and six months ended July 2, 2017, represents income associated with an insurance recovery related to commercial settlements in Mexico recorded in 2014 and 2016.

(c)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(d)
Includes interest income and other miscellaneous income. For the six months ended July 2, 2017, also includes a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015. For the three and six months ended July 3, 2016, also includes income associated with certain state business employment tax incentive credits.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 28.4% for the three months ended July 2, 2017, compared with 32.5% for the three months ended July 3, 2016. The lower effective tax rate for the three months ended July 2, 2017, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	a $2 million discrete tax benefit related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income; and

•
a $3 million net discrete tax expense recorded in the second quarter of 2016, related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium, partially offset by a revaluation of the company's deferred tax assets and liabilities using the Belgium tax rates expected to be in place going forward as a result of the decision.

The effective tax rate was 28.7% for the six months ended July 2, 2017, compared with 35.5% for the six months ended July 3, 2016. The lower effective tax rate for the six months ended July 2, 2017, was primarily attributable to:

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

•
a $7 million and $5 million discrete tax benefit recorded in the first half of 2017 and 2016, respectively, related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income; and

•
a $3 million and $10 million discrete tax benefit recorded in the first quarter of 2017 and 2016, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates.

B.	Deferred Taxes
As of July 2, 2017, the total net deferred income tax liability of $168 million is included in Deferred tax assets ($93 million) and Deferred tax liabilities ($261 million).

10 |

As of December 31, 2016, the total net deferred income tax liability of $148 million is included in Deferred tax assets ($96 million) and Deferred tax liabilities ($244 million).

C.	Tax Contingencies
As of July 2, 2017, the tax liabilities associated with uncertain tax positions of $75 million (exclusive of interest and penalties related to uncertain tax positions of $11 million) are included in Deferred tax assets ($4 million) and Other taxes payable ($71 million).
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
Credit Facilities
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2021. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. The credit facility also contains a clause which adds back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the period commencing on October 1, 2016 and ending December 31, 2019, related to operational efficiency initiatives), provided that for any twelve-month period such charges added back to Adjusted Consolidated EBITDA shall not to exceed $100 million in the aggregate.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of July 2, 2017, and December 31, 2016. There were no amounts drawn under the credit facility as of July 2, 2017, or December 31, 2016.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of July 2, 2017, we had access to $75 million of lines of credit which expire at various times throughout 2017 and 2018 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of July 2, 2017, and December 31, 2016.
Commercial Paper Program and Other Short-Term Borrowings
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of July 2, 2017, there was $100 million of commercial paper borrowings outstanding, with a weighted average interest rate of 1.4%. As of December 31, 2016, there was no commercial paper issued under this program. As of July 2, 2017, and December 31, 2016, we did not have any other short-term borrowings outstanding.
Senior Notes and Other Long-Term Debt
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
The current portion of long-term debt was $750 million as of July 2, 2017, with a weighted-average interest rate of 1.875%. There was no current portion of long-term debt as of December 31, 2016.
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

11 |

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
The components of our long-term debt are as follows:

	July 2,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
1.875% 2013 senior notes due 2018	$750	$750
3.450% 2015 senior notes due 2020	500	500
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
	4,500	4,500
Unamortized debt discount / debt issuance costs	(31)	(32)
Less current portion of long-term debt	(750)	—
Long-term debt, net of discount and issuance costs	$3,719	$4,468
The fair value of our long-term debt, including the current portion of long-term debt, was $4,773 million and $4,565 million as of July 2, 2017, and December 31, 2016, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of July 2, 2017, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2018	2019	2020	2021	2021	Total
Maturities	$750	$—	$500	$—	$3,250	$4,500
Interest Expense
Interest expense, net of capitalized interest, was $41 million and $82 million for the three and six months ended July 2, 2017, respectively, and $41 million and $84 million for the three and six months ended July 3, 2016, respectively. Capitalized interest was $1 million and $2 million for each of the three and six months ended July 2, 2017, and July 3, 2016, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.1 billion and $1.2 billion, as of July 2, 2017, and December 31, 2016, respectively. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, and Japanese yen. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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

12 |

expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.
For the six months ended July 2, 2017, we entered into interest rate swaps with an aggregate notional value of $200 million, having a term of 10 years and an effective date and mandatory termination date in December 2017. In 2016, we entered into interest rate swaps with an aggregate notional value of $250 million, having a term of 10 years and an effective date and mandatory termination date in December 2017. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018. In addition, in previous years we had entered into various forward-starting interest rate swap contracts that were designated as cash flow hedges and that were terminated upon issuance of fixed-rate notes. The deferred gains or losses related to the settlement of these contracts are reclassified from Accumulated other comprehensive loss into income over the period during which the hedged transactions affects earnings.
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		July 2,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2017	2016
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$6	$12
Foreign currency forward-exchange contracts	Other current liabilities	(8)	(8)
Total derivatives not designated as hedging instruments		(2)	4

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other current assets	14	17
Total derivatives designated as hedging instruments		14	17

Total derivatives		$12	$21
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Foreign currency forward-exchange contracts	$7	$(13)	$(22)	$(12)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net losses on derivative instruments designated as cash flow hedges, recorded, net of tax, in Other comprehensive income/(loss), are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Interest rate swaps	$(1)	$(3)	$(1)	$(3)
The net amount of deferred gains/(losses) that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

13 |

9.	Inventories
The components of inventory are as follows:

	July 2,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
Finished goods	$784	$799
Work-in-process	534	499
Raw materials and supplies	180	204
Inventories	$1,498	$1,502

10.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2016	$661	$820	$1,481
Additions(a)	5	5	10
Other(b)	—	4	4
Balance, July 2, 2017	$666	$829	$1,495

(a)	Represents the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary.

(b)
Includes adjustments for foreign currency translation, partially offset by the reclassification of $3 million to Assets Held for Sale relating to our manufacturing site in Guarulhos, Brazil. For additional information, see Note 4. Acquisitions and Divestitures: Assets Held for Sale.

The gross goodwill balance was $2,031 million and $2,017 million as of July 2, 2017, and December 31, 2016, respectively. Accumulated goodwill impairment losses were $536 million as of July 2, 2017, and December 31, 2016.

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of July 2, 2017			As of December 31, 2016
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)(b)	$1,167	$(385)	$782	$1,064	$(342)	$722
Brands	213	(138)	75	213	(132)	81
Trademarks and trade names	62	(46)	16	62	(44)	18
Other	225	(137)	88	222	(130)	92
Total finite-lived intangible assets	1,667	(706)	961	1,561	(648)	913
Indefinite-lived intangible assets:
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	66	—	66
In-process research and development(b)	137	—	137	204	—	204
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	249	—	249	315	—	315
Identifiable intangible assets	$1,916	$(706)	$1,210	$1,876	$(648)	$1,228

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

14 |

C.	Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $24 million and $49 million for the three and six months ended July 2, 2017, respectively, and $24 million and $48 million for the three and six months ended July 3, 2016, respectively.

11.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $1 million for each of the three month periods ended July 2, 2017, and July 3, 2016, and $3 million for each of the six month periods ended July 2, 2017, and July 3, 2016.
The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Service cost	$1	$2	$3	$4
Interest cost	—	1	1	2
Expected return on plan assets	—	—	(1)	(1)
Amortization of net actuarial loss	1	—	1	—
Curtailment and settlement (gain)/loss	—	(1)	1	(1)
Net periodic benefit cost	$2	$2	$5	$4
Total company contributions to the international pension plans were $1 million and $4 million for the three and six months ended July 2, 2017, respectively, and $3 million and $6 million for the three and six months ended July 3, 2016, respectively. We expect to contribute a total of approximately $7 million to these plans in 2017.

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
The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Stock options / stock appreciation rights	$2	$3	$5	$5
RSUs / DSUs	7	6	13	12
PSUs	2	1	4	2
Share-based compensation expense—total(a)(b)	$11	$10	$22	$19
(a) For the three and six months ended July 2, 2017, and July 3, 2016, amounts capitalized to inventory were insignificant.
(b) For the three and six months ended July 2, 2017, and three months ended July 3, 2016, the additional share-based compensation expense as a result of accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards of terminated employees in connection with our operational efficiency initiative and supply network strategy, which is included in Restructuring charges/(reversals) and certain acquisition-related costs, were insignificant. For the six months ended July 3, 2016, additional share-based compensation expense was approximately $1 million.

15 |

During the six months ended July 2, 2017, the company granted 712,112 stock options with a weighted-average exercise price of $55.09 per stock option and a weighted-average fair value of $14.30 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.3%; expected dividend yield of 0.76%; expected stock price volatility of 23.28%; and expected term of 6.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended July 2, 2017, the company granted 529,932 RSUs with a weighted-average grant date fair value of $55.04 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended July 2, 2017, the company granted 136,964 PSUs with a weighted-average grant date fair value of $74.28 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 23.1% and 25.5%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

13.	Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. This program was substantially completed as of December 31, 2016. In December 2016, the company's Board of Directors authorized an additional $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of July 2, 2017, there was approximately $1.3 billion remaining under these authorizations.
Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2015	501.81	4.41
Share-based compensation(b)	0.08	(1.29)
Share repurchase program	—	3.38
Balance, July 3, 2016	501.89	6.50

Balance, December 31, 2016	501.89	9.04
Share-based compensation(b)	—	(1.25)
Share repurchase program	—	4.45
Balance, July 2, 2017	501.89	12.23
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

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2015	$(2)	$(604)	$(16)	$(622)
Other comprehensive (loss)/income, net of tax	(3)	66	3	66
Divestiture of noncontrolling interest(a)	—	2	—	2
Balance, July 3, 2016	$(5)	$(536)	$(13)	$(554)

Balance, December 31, 2016	$8	$(583)	$(23)	$(598)
Other comprehensive income, net of tax	(1)	56	1	56
Balance, July 2, 2017	$7	$(527)	$(22)	$(542)
(a) Reflects the divestiture of our share of our Taiwan joint venture. See Note 4. Acquisitions and Divestitures: Divestitures.

16 |

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2017	2016	2017	2016
Numerator
Net income before allocation to noncontrolling interests	$247	$224	$486	$428
Less: net income attributable to noncontrolling interests	—	—	1	—
Net income attributable to Zoetis Inc.	$247	$224	$485	$428
Denominator
Weighted-average common shares outstanding	490.8	496.3	491.6	496.9
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.2	2.5	3.0	2.3
Weighted-average common and potential dilutive shares outstanding	494.0	498.8	494.6	499.2

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.50	$0.45	$0.99	$0.86
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.50	$0.45	$0.98	$0.86
There were approximately 1 million stock options outstanding for each of the three and six months ended July 2, 2017, and approximately 2 million stock options outstanding for each of the three and six months ended July 3, 2016, under the company’s Equity Plan that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

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

18 |

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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 2, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $7.8 billion at July 2, 2017, and $7.6 billion at December 31, 2016.

19 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Three months ended
U.S.
Revenue	$623	$594
Cost of sales	134	134
Gross profit	489	460
Gross margin	78.5%	77.4%
Operating expenses	113	100
Other (income)/deductions	—	—
U.S. Earnings	376	360	$7	$7

International
Revenue(b)	634	602
Cost of sales	219	201
Gross profit	415	401
Gross margin	65.5%	66.6%
Operating expenses	126	124
Other (income)/deductions	2	1
International Earnings	287	276	11	11

Total operating segments	663	636	18	18

Other business activities	(73)	(74)	6	6
Reconciling Items:
Corporate	(151)	(171)	13	12
Purchase accounting adjustments	(21)	(28)	21	21
Acquisition-related costs	(2)	(2)	—	—
Certain significant items(c)	1	4	—	2
Other unallocated	(72)	(33)	1	1
Total Earnings(d)	$345	$332	$59	$60

20 |

	Earnings		Depreciation and Amortization(a)
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Six months ended
U.S.
Revenue	$1,228	$1,176
Cost of sales	271	265
Gross profit	957	911
Gross margin	77.9%	77.5%
Operating expenses	209	192
Other (income)/deductions	—	—
U.S. Earnings	748	719	$14	$13

International
Revenue(b)	1,249	1,169
Cost of sales	432	397
Gross profit	817	772
Gross margin	65.4%	66.0%
Operating expenses	240	233
Other (income)/deductions	(1)	3
International Earnings	578	536	22	22

Total operating segments	1,326	1,255	36	35

Other business activities	(147)	(148)	12	12
Reconciling Items:
Corporate	(294)	(340)	25	22
Purchase accounting adjustments	(43)	(54)	43	43
Acquisition-related costs	(2)	(3)	—	—
Certain significant items(c)	(3)	17	2	3
Other unallocated	(155)	(63)	3	2
Total Earnings(d)	$682	$664	$121	$117

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)
Revenue denominated in euros was $155 million and $303 million for the three and six months ended July 2, 2017, respectively, and $158 million and $312 million for the three and six months ended July 3, 2016, respectively.

(c)
For the three months ended July 2, 2017, Certain significant items primarily includes: (i) a reversal of previously accrued employee termination costs of $3 million, exit costs of $1 million, accelerated depreciation of $1 million, consulting fees of $1 million, and a net loss on sales of certain manufacturing sites and products of $2 million related to our operational efficiency initiative and supply network strategy, (ii) charges of $1 million associated with changes to our operating model, and (iii) income of $4 million related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016.

For the three months ended July 3, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $5 million; (ii) a net loss of $6 million related to sales of certain manufacturing sites and products as a result of our operational efficiency initiative; (iii) a $24 million net reduction in certain employee termination accruals, partially offset by exit costs of $1 million, accelerated depreciation of $2 million, and consulting fees of $5 million, related to our operational efficiency initiative, supply network strategy, and other restructuring activities, and (iv) charges of $1 million associated with changes to our operating model. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.
For the six months ended July 2, 2017, Certain significant items primarily includes: (i) a reversal of previously accrued employee termination costs of $4 million, exit costs of $1 million, accelerated depreciation charges of $2 million, consulting fees of $3 million, and a net loss related to sales of certain manufacturing sites and products of $2 million, related to our operational efficiency initiative and supply network strategy, (ii) charges of $3 million associated with changes to our operating model, and (iii) income of $4 million related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016.
For the six months ended July 3, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $17 million; (ii) a net gain of $27 million related to sales of certain manufacturing sites and products as a result of our operational efficiency initiative, (iii) a $23 million net reduction in certain employee termination accruals, partially offset by exit costs of $2 million, accelerated depreciation of $3 million and consulting fees of $10 million related to our operational efficiency initiative, supply network strategy and other restructuring activities, and (iv) charges of $1 million associated with changes to our operating model.

(d)	Defined as income before provision for taxes on income.

21 |

B.	Other Revenue Information
Revenue by Species
Species revenue are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Livestock:
Cattle	$382	$366	$768	$743
Swine	148	150	308	296
Poultry	122	118	238	240
Fish	19	22	40	39
Other	18	17	38	38
	689	673	1,392	1,356
Companion Animal:
Horses	35	36	70	75
Dogs and Cats	533	487	1,015	914
	568	523	1,085	989

Contract Manufacturing	12	12	23	25

Total revenue	$1,269	$1,208	$2,500	$2,370
Revenue by Major Product Category
Revenue by major product category are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Anti-infectives	$278	$272	$546	$563
Vaccines	324	310	643	611
Parasiticides	206	189	390	334
Medicated feed additives	121	128	244	266
Other pharmaceuticals	282	248	554	469
Other non-pharmaceuticals	46	49	100	102
Contract manufacturing	12	12	23	25
Total revenue	$1,269	$1,208	$2,500	$2,370

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of July 2, 2017, and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended July 2, 2017, and July 3, 2016, and the related condensed consolidated statements of equity and cash flows for the six-month periods ended July 2, 2017 and July 3, 2016. These condensed consolidated financial statements are the responsibility of the Company's management.

22 |

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of July 2, 2017, and for the three and six-month periods ended July 2, 2017, and July 3, 2016, referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
August 8, 2017

23 |

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
A summary of our 2017 performance compared with the comparable 2016 period follows:

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Revenue	$1,269	$1,208	5	$2,500	$2,370	5
Net income attributable to Zoetis	247	224	10	485	428	13
Adjusted net income(a)	261	246	6	522	485	8

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this Management's Discussion and Analysis (MD&A) for more information.
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

24 |

Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended July 2, 2017, approximately 47% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, euro, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended July 2, 2017, approximately 53% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Revenue	$1,269	$1,208	5	$2,500	$2,370	5
Costs and expenses:
Cost of sales(a)	440	399	10	883	788	12
% of revenue	35%	33%		35%	33%
Selling, general and administrative expenses(a)	336	343	(2)	645	658	(2)
% of revenue	26%	28%		26%	28%
Research and development expenses(a)	86	88	(2)	176	178	(1)
% of revenue	7%	7%		7%	8%
Amortization of intangible assets(a)	23	22	5	45	43	5
Restructuring charges/(reversals) and certain acquisition-related costs	—	(21)	(100)	(1)	(19)	(95)
Interest expense, net of capitalized interest	41	41	—	82	84	(2)
Other (income)/deductions—net	(2)	4	*	(12)	(26)	(54)
Income before provision for taxes on income	345	332	4	682	664	3
% of revenue	27%	27%		27%	28%
Provision for taxes on income	98	108	(9)	196	236	(17)
Effective tax rate	28.4%	32.5%		28.7%	35.5%
Net income before allocation to noncontrolling interests	247	224	10	486	428	14
Less: Net income attributable to noncontrolling interests	—	—	—	1	—	—
Net income attributable to Zoetis	$247	$224	10	$485	$428	13
% of revenue	19%	19%		19%	18%
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

Revenue
Three months ended July 2, 2017 vs. three months ended July 3, 2016
Total revenue increased by $61 million, or 5%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, reflecting higher operational revenue of $68 million, or 6%. Operational revenue growth was comprised primarily of the following:

•	increased sales of our dermatology portfolio and new product launches, which contributed approximately 6%; and

•	growth of our in-line products, which contributed approximately 1%, due to increased volume, partially offset by:

•	our product rationalizations as part of the operational efficiency initiative, which resulted in a decline of approximately 1%.
Foreign exchange reduced our reported revenue growth by $7 million.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
Total revenue increased by $130 million, or 5%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, reflecting higher operational revenue of $141 million, or 6%. Operational revenue growth was comprised primarily of the following:

•	increased sales of our dermatology portfolio and new product launches, which contributed approximately 6%; and

•	growth of our in-line products, which contributed approximately 1%, due to price increases, partially offset by:

•	our product rationalizations as part of the operational efficiency initiative, which resulted in a decline of approximately 1%.
Foreign exchange reduced our reported revenue growth by $11 million.
Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Cost of sales	$440	$399	10	$883	$788	12
% of revenue	34.7%	33.0%		35.3%	33.2%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 2, 2017 vs. three months ended July 3, 2016
Cost of sales increased by $41 million, or 10%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, primarily as a result of:

•
the timing of the recognition of certain manufacturing and supply costs (while we expect these costs to be elevated in the first half of the year, we anticipate improvement in cost of sales as a percentage of revenue in the second half, compared with 2016);

•	an increase in sales volume;

•	unfavorable foreign exchange; and

•	an increase in inventory obsolescence, scrap and other charges, partially offset by:

•	the nonrecurrence of charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
Cost of sales increased by $95 million, or 12%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, primarily as a result of:

•
the timing of the recognition of certain manufacturing and supply costs (while we expect these costs to be elevated in the first half of the year, we anticipate improvement in cost of sales as a percentage of revenue in the second half, compared with 2016);

•	an increase in sales volume;

•	unfavorable foreign exchange; and

•	an increase in inventory obsolescence, scrap and other charges, partially offset by:

•	the nonrecurrence of charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Selling, general and administrative expenses	$336	$343	(2)	$645	$658	(2)
% of revenue	26%	28%		26%	28%
Certain amounts and percentages may reflect rounding adjustments.

25 |

Three months ended July 2, 2017 vs. three months ended July 3, 2016
Selling, general & administrative (SG&A) expenses decreased by $7 million, or 2%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, primarily as a result of:

•	a decline in certain compensation-related expenses;

•	lower bad debt expense; and

•	a reduction in the amount of additional costs related to becoming an independent public company, partially offset by:

•	higher advertising and promotional spending associated with new products and Apoquel®.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
Selling, general & administrative (SG&A) expenses decreased by $13 million, or 2%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, primarily as a result of:

•	a reduction in the amount of additional costs related to becoming an independent public company;

•	a decline in certain compensation-related expenses;

•	a reduction in the general and administrative expenses driven by our operational efficiency initiative;

•	lower bad debt expense; and

•	favorable foreign exchange,
partially offset by:

•	higher advertising and promotional spending associated with new products and Apoquel®.

Research and development expenses
	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Research and development expenses	$86	$88	(2)	$176	$178	(1)
% of revenue	7%	7%		7%	8%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 2, 2017 vs. three months ended July 3, 2016
R&D expenses decreased by $2 million, or 2%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, primarily as a result of:

•	a reduction in research and development expenses driven by our operational efficiency initiative; and

•	certain compensation-related expenses,
partially offset by:

•	the inclusion of the veterinary diagnostics business acquired in 2016; and

•	timing of laboratory supply purchases.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
R&D expenses decreased by $2 million, or 1%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, primarily as a result of:

•	a reduction in research and development expenses driven by our operational efficiency initiative, partially offset by:

•	the inclusion of the veterinary diagnostics business acquired in 2016; and

•	increased variable expenses due to project spending.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Amortization of intangible assets	$23	$22	5	$45	$43	5
Certain amounts and percentages may reflect rounding adjustments.

26 |

Three months ended July 2, 2017 vs. three months ended July 3, 2016
Amortization of intangible assets increased by $1 million, or 5%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, primarily as a result of certain intangible assets, acquired in 2015 as part of the Pharmaq acquisition, being placed into service during the first quarter of 2017.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
Amortization of intangible assets increased by $2 million, or 5%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, primarily as a result of certain intangible assets, acquired in 2015 as part of the Pharmaq acquisition, being placed into service during the first quarter of 2017.

Restructuring charges/(reversals) and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Restructuring charges/(reversals) and certain acquisition-related costs	$—	$(21)	(100)	$(1)	$(19)	(95)
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which is incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets and reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over a long term period. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of this initiative, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. In 2016, the operations of the Guarulhos, Brazil manufacturing site, including approximately 300 employees, were transferred to us from Pfizer, which increased our range of planned reduction in certain positions to 2,300 to 2,800. Including divestitures, as of July 2, 2017, approximately 2,200 positions have been eliminated and the comprehensive operational efficiency program is substantially complete. We expect additional reductions through divestitures related to our supply network strategy over the next several years.
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
Three months ended July 2, 2017 vs. three months ended July 3, 2016
The change in restructuring charges and certain acquisition-related costs from a $21 million reversal in the three months ended July 3, 2016, to $0 million in three months ended July 2, 2017, is primarily a result of our operational efficiency initiative being substantially complete as of the second quarter of 2017, and a net reduction in employee termination accruals in the second quarter of 2016, associated with our operational efficiency initiative, primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
The change in restructuring charges and certain acquisition-related costs from a $19 million reversal in the six months ended July 3, 2016, to a $1 million reversal in the six months ended July 2, 2017, is primarily a result of our operational efficiency initiative being substantially complete as of the second quarter of 2017, and a net reduction in employee termination charges in the first half of 2016, associated with our operational efficiency initiative, primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Interest expense, net of capitalized interest	$41	$41	—	$82	$84	(2)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 2, 2017 vs. three months ended July 3, 2016
Interest expense, net of capitalized interest, was flat in the three months ended July 2, 2017, compared with the three months ended July 3, 2016.

27 |

Six months ended July 2, 2017 vs. six months ended July 3, 2016
Interest expense, net of capitalized interest, decreased by $2 million, or 2%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, as a result of the $400 million of senior notes that matured in the first quarter of 2016.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Other (income)/deductions—net	$(2)	$4	*	$(12)	$(26)	(54)
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 2, 2017 vs. three months ended July 3, 2016
The change in Other (income)/deductions—net from deductions of $4 million in the three months ended July 3, 2016, to income of $2 million in the three months ended July 2, 2017, is primarily a result of:

•	an insurance recovery of $4 million related to commercial settlements in Mexico recorded in 2014 and 2016; and

•
a net loss of $2 million for the three months ended July 2, 2017 compared to a net loss of $6 million for the three months ended July 3, 2016, related to divestitures as part of our operational efficiency initiative, partially offset by:

•	lower income associated with certain state business employment tax incentive credits.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
The change in Other (income)/deductions—net from income of $26 million in the six months ended July 3, 2016, to income of $12 million in the six months ended July 2, 2017, is primarily a result of:

•	a net gain of $27 million in the first half of 2016 compared to a net loss of $2 million in the first half of 2017, related to divestitures as part of our operational efficiency initiative; and

•	lower income associated with certain state business employment tax incentive credits, partially offset by:

•	an insurance recovery of $4 million related to commercial settlements in Mexico in 2014 and 2016;

•	lower foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies; and

•	a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Provision for taxes on income	$98	$108	(9)	$196	$236	(17)
Effective tax rate	28.4%	32.5%		28.7%	35.5%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 2, 2017 vs. three months ended July 3, 2016
The effective tax rate was 28.4% for the three months ended July 2, 2017, compared with 32.5% for the three months ended July 3, 2016. The lower effective tax rate for the three months ended July 2, 2017, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	a $2 million discrete tax benefit related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income; and

•
a $3 million net discrete tax expense recorded in the second quarter of 2016, related to changes in uncertain tax positions due to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium, partially offset by a revaluation of the company's deferred tax assets and liabilities using the Belgium tax rates expected to be in place going forward as a result of the decision.

Six months ended July 2, 2017 vs. six months ended July 3, 2016
The effective tax rate was 28.7% for the six months ended July 2, 2017, compared with 35.5% for the six months ended July 3, 2016. The lower effective tax rate for the six months ended July 2, 2017, was primarily attributable to:

28 |

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

•
a $7 million and $5 million discrete tax benefit recorded in the first half of 2017 and 2016, respectively, related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income; and

•
a $3 million and $10 million discrete tax benefit recorded in the first quarter of 2017 and 2016, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates.

29 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	July 2,	July 3,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Livestock	$269	$262	3	—	3
Companion animal	354	332	7	—	7
	623	594	5	—	5
International
Livestock	420	411	2	(1)	3
Companion animal	214	191	12	(3)	15
	634	602	5	(2)	7

Total
Livestock	689	673	2	(1)	3
Companion animal	568	523	9	(1)	10
Contract manufacturing	12	12	—	3	(3)
	$1,269	$1,208	5	(1)	6
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Six Months Ended			Related to
	July 2,	July 3,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Livestock	$551	$550	—	—	—
Companion animal	677	626	8	—	8
	1,228	1,176	4	—	4
International
Livestock	841	806	4	(1)	5
Companion animal	408	363	12	(3)	15
	1,249	1,169	7	(1)	8

Total
Livestock	1,392	1,356	3	—	3
Companion animal	1,085	989	10	—	10
Contract manufacturing	23	25	(8)	(2)	(6)
	$2,500	$2,370	5	(1)	6
Certain amounts and percentages may reflect rounding adjustments.

30 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	July 2,	July 3,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Revenue	$623	$594	5	—	5
Cost of Sales	134	134	—	—	—
Gross Profit	489	460	6	—	6
Gross Margin	78.5%	77.4%
Operating Expenses	113	100	13	—	13
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	376	360	4	—	4

International
Revenue	634	602	5	(2)	7
Cost of Sales	219	201	9	1	8
Gross Profit	415	401	3	(3)	6
Gross Margin	65.5%	66.6%
Operating Expenses	126	124	2	(1)	3
Other (income)/deductions	2	1	*	*	*
International Earnings	287	276	4	(3)	7

Total operating segments	663	636	4	(2)	6
Other business activities	(73)	(74)	(1)
Reconciling Items:
Corporate	(151)	(171)	(12)
Purchase accounting adjustments	(21)	(28)	(25)
Acquisition-related costs	(2)	(2)	—
Certain significant items	1	4	(75)
Other unallocated	(72)	(33)	*
Income before provision for taxes on income	$345	$332	4
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

31 |

			% Change
	Six Months Ended			Related to
	July 2,	July 3,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Revenue	$1,228	$1,176	4	—	4
Cost of Sales	271	265	2	—	2
Gross Profit	957	911	5	—	5
Gross Margin	77.9%	77.5%
Operating Expenses	209	192	9	—	9
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	748	719	4	—	4

International
Revenue	1,249	1,169	7	(1)	8
Cost of Sales	432	397	9	1	8
Gross Profit	817	772	6	(1)	7
Gross Margin	65.4%	66.0%
Operating Expenses	240	233	3	(1)	4
Other (income)/deductions	(1)	3	*	*	*
International Earnings	578	536	8	(2)	10

Total operating segments	1,326	1,255	6	(1)	7
Other business activities	(147)	(148)	(1)
Reconciling Items:
Corporate	(294)	(340)	(14)
Purchase accounting adjustments	(43)	(54)	(20)
Acquisition-related costs	(2)	(3)	(33)
Certain significant items	(3)	17	*
Other unallocated	(155)	(63)	*
Income before provision for taxes on income	$682	$664	3
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended July 2, 2017 vs. three months ended July 3, 2016
U.S. operating segment
U.S. segment revenue increased by $29 million, or 5%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, reflecting growth of approximately $7 million in livestock products and growth of approximately $22 million in companion animal products.

•
Livestock revenue growth was driven primarily by increased sales of cattle and poultry products. Growth was partially offset by lower sales of swine products due to competition. In addition, certain medicated feed additive products for both cattle and swine were negatively impacted by livestock producers' implementation of the Veterinary Feed Directive, and we expect this trend to continue for the remainder of 2017.

•
Companion animal revenue growth was driven by increased sales in our dermatology portfolio, in addition to several other new product launches. Growth was partially offset by lower sales of our pain products due to competition and timing of promotional campaigns.

U.S. segment earnings increased by $16 million, or 4%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, primarily due to revenue growth with improved gross margin, partially offset by higher operating expenses related to promotional activity for new products and Apoquel®.
International operating segment
International segment revenue increased by $32 million, or 5%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016. Operational revenue increased by $40 million, or 7%, driven by growth of approximately $11 million in livestock products and growth of approximately $29 million in companion animal products.

32 |

•
Livestock growth was driven primarily by increased sales of cattle and swine products. In cattle, growth was due to higher sales in Brazil and other Latin American markets, with increased demand in Brazil as a result of field force expansion, while swine was driven by growth in China. Growth was partially offset by product rationalizations as a result of our operational efficiency initiative.

•	Companion animal revenue growth resulted primarily from increased sales of Apoquel®, in addition to new product launches, primarily Simparica®.
Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $8 million, or 2%, primarily driven by the depreciation of the euro and U.K. pound, partially offset by appreciation of the Brazilian real.
International segment earnings increased by $11 million, or 4%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016. Operational earnings growth was $21 million, or 7%, primarily due to higher revenue, partially offset by a lower gross margin.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
U.S. operating segment
U.S. segment revenue increased by $52 million, or 4%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, reflecting growth of approximately $1 million in livestock products and growth of approximately $51 million in companion animal products.

•
Livestock revenue increased due to higher sales of poultry and cattle products. Sales of cattle products were partially offset by lower disease risk and incidence in the feedlot sector due to mild weather and heavier animals earlier in the year. Certain medicated feed additive products for both cattle and swine were negatively impacted by livestock producers’ implementation of the Veterinary Feed Directive, and we expect this trend to continue for the remainder of 2017.

•
Companion animal revenue growth was driven primarily by our dermatology portfolio, in addition to new product launches, particularly Simparica®. Growth was tempered by the prior year’s initial sales of other products into expanded distribution relationships, as well as lower sales of our pain products due to competition.

U.S. segment earnings increased by $29 million, or 4%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, primarily due to revenue growth and improved gross margins, partially offset by higher operating expenses related to promotional activity for new products and Apoquel®.
International operating segment
International segment revenue increased by $80 million, or 7% in the six months ended July 2, 2017, compared with the six months ended July 3, 2016. Operational revenue increased by $91 million, or 8%, driven by growth of approximately $38 million in livestock products and growth of approximately $53 million in companion animal products.

•
Livestock growth was driven primarily by increased sales of swine products in China, new product launches across a variety of markets, and cattle products in Brazil. Growth was partially offset by product rationalizations, primarily impacting poultry and swine product sales.

•
Companion animal revenue growth resulted primarily from increased sales of Apoquel®, in addition to new product launches, primarily Simparica®. Sales also benefited from increased demand for our vaccines portfolio in China due to field force expansions and increasing medicalization rates.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $11 million, or 1%, primarily driven by the depreciation of the U.K. pound and euro, partially offset by appreciation of the Brazilian real.
International segment earnings increased by $42 million, or 8%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016. Operational earnings growth was $53 million, or 10%, primarily due to higher revenue, partly offset by a lower gross margin.
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
Three months ended July 2, 2017 vs. three months ended July 3, 2016
Other business activities net loss decreased by $1 million, or 1%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, reflecting higher earnings in our contract manufacturing business.

33 |

Six months ended July 2, 2017 vs. six months ended July 3, 2016
Other business activities net loss decreased by $1 million, or 1% in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, reflecting an increase in variable R&D expense driven by higher project spending and the inclusion of the veterinary diagnostics business acquired in 2016, partially offset by a reduction in fixed R&D spending driven by our operational efficiency initiative and higher earnings in our contract manufacturing business.
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

Three months ended July 2, 2017 vs. three months ended July 3, 2016
Corporate expenses decreased by $20 million, or 12%, in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, primarily due to a decrease in certain compensation costs not allocated to our operating segments and the favorable impact of foreign exchange.
Other unallocated expenses increased by $39 million in the three months ended July 2, 2017, compared with the three months ended July 3, 2016, primarily due to the unfavorable impact of foreign exchange, higher global manufacturing and supply costs, and the timing of the recognition of certain manufacturing and supply costs.
Six months ended July 2, 2017 vs. six months ended July 3, 2016
Corporate expenses decreased by $46 million, or 14%, in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, primarily due to the favorable impact of foreign exchange, a decrease in certain compensation costs not allocated to our operating segments and a reduction in general and administrative expense driven by our operational efficiency initiative.
Other unallocated expenses increased by $92 million in the six months ended July 2, 2017, compared with the six months ended July 3, 2016, primarily due to the unfavorable impact of foreign exchange, timing of the recognition of certain manufacturing and supply costs and higher global manufacturing and supply costs.
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

34 |

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

35 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
GAAP reported net income attributable to Zoetis	$247	$224	10	$485	$428	13
Purchase accounting adjustments—net of tax	15	18	(17)	34	27	26
Acquisition-related costs—net of tax	1	1	—	1	4	(75)
Certain significant items—net of tax	(2)	3	*	2	26	(92)
Non-GAAP adjusted net income(a)	$261	$246	6	$522	$485	8
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 28.9% and 31.3% for the three months ended July 2, 2017 and July 3, 2016, respectively. The lower effective tax rate for the three months ended July 2, 2017, compared with the three months ended July 3, 2016, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and a $2 million discrete tax benefit recorded in the second quarter of 2017 related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income.

The effective tax rate on adjusted pretax income is 28.4% and 31.1% for the six months ended July 2, 2017, and July 3, 2016, respectively. The lower effective tax rate for the six months ended July 2, 2017, compared with the six months ended July 3, 2016, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and a $7 million and $5 million discrete tax benefit recorded in the first half of 2017 and 2016, respectively, related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
	2017	2016	Change	2017	2016	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.50	$0.45	11	$0.98	$0.86	14
Purchase accounting adjustments—net of tax	0.03	0.04	(25)	0.07	0.05	40
Acquisition-related costs—net of tax	—	—	—	—	0.01	(100)
Certain significant items—net of tax	—	—	—	0.01	0.05	(80)
Non-GAAP adjusted EPS—diluted	$0.53	$0.49	8	$1.06	$0.97	9
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Interest expense, net of capitalized interest	$41	$41	$82	$84
Interest income	3	2	5	4
Income taxes	106	112	207	219
Depreciation	33	32	67	62
Amortization	5	5	9	9

36 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Purchase accounting adjustments:
Amortization and depreciation(a)	$20	$20	$40	$39
Cost of sales(b)	1	8	3	15
Total purchase accounting adjustments—pre-tax	21	28	43	54
Income taxes(c)	6	10	9	27
Total purchase accounting adjustments—net of tax	15	18	34	27
Acquisition-related costs:
Integration costs	2	2	2	2
Other	—	—	—	1
Total acquisition-related costs—pre-tax	2	2	2	3
Income taxes(c)	1	1	1	(1)
Total acquisition-related costs—net of tax	1	1	1	4
Certain significant items:
Operational efficiency initiative(d)	6	(17)	5	(45)
Supply network strategy(e)	(4)	8	(1)	11
Other restructuring charges and cost-reduction/productivity initiatives	—	(1)	—	(1)
Stand-up costs(f)	—	5	—	17
Other(g)	(3)	1	(1)	1
Total certain significant items—pre-tax	(1)	(4)	3	(17)
Income taxes(c)	1	(7)	1	(43)
Total certain significant items—net of tax	(2)	3	2	26

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$14	$22	$37	$57
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments for the three and six months ended July 2, 2017, also includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates and a net tax benefit and charge, respectively, related to prior period tax adjustments. Income taxes in Purchase accounting adjustments for the six months ended July 3, 2016, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates.
Income taxes in Acquisition-related costs for the six months ended July 3, 2016, also includes a tax charge related to the acquisition of certain assets of Abbott Animal Health.
Income taxes in Certain significant items for the six months ended July 2, 2017, also includes a net charge of approximately $1 million related to the revaluation of the company’s deferred tax assets and liabilities, using the rates expected to be in place at the time of the reversal. Income taxes in Certain significant items for the three and six months ended July 3, 2016, includes a net tax charge of approximately $3 million and $38 million, respectively, related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. These net charges relate to the Belgium government's recovery of prior tax benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal. These net charges do not include any benefits associated with a successful appeal of the decision.

(d)
For the three months ended July 2, 2017, represents employee termination costs of $2 million, exit costs $1 million, consulting fees of $1 million, and a net loss related to sales of certain manufacturing sites and products of $2 million. For the six months ended July 2, 2017, represents employee termination costs of $1 million, exit costs of $1 million, consulting fees of $1 million, and a net loss related to sales of certain manufacturing sites and products of $2 million.

For the three months ended July 3, 2016, includes a reversal of previously accrued employee termination costs of $30 million, exit costs of $2 million, accelerated depreciation of $1 million, consulting fees of $4 million, and a net loss on sales of certain manufacturing sites and products of $6 million. For the six months ended July 3, 2016, includes a reversal of previously accrued employee termination costs of $29 million, exit costs of $3 million, accelerated depreciation of $1 million, consulting fees of $7 million, and a net gain on sales of certain manufacturing sites and products of $27 million.

(e)
    For the three months ended July 2, 2017, represents accelerated depreciation of $1 million, and a reversal of previously accrued employee terminations costs of $5 million. For the six months ended July 2, 2017, represents accelerated depreciation of $2 million, consulting fees of $2 million, and a reversal of previously accrued employee terminations costs of $5 million.

For the three and six months ended July 3, 2016, includes restructuring charges of $6 million related to employee termination costs, accelerated depreciation charges of $1 million and $2 million, respectively, and consulting fees of $1 million and $3 million, respectively.

37 |

(f)
Certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

(g)
For the three months ended July 2, 2017, represents costs associated with changes to our operating model of $1 million, and income of $4 million related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016. For the six months ended July 2, 2017, represents costs associated with changes to our operating model of $3 million, and income of $4 million related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016. For the three and six months ended July 3, 2016, represents costs associated with changes to our operating model.

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Cost of sales:
Purchase accounting adjustments	$1	$8	$3	$15
Accelerated depreciation	1	1	2	2
Consulting fees	—	1	2	3
Stand-up costs	—	1	—	2
Other	1	—	1	—
Total Cost of sales	3	11	8	22

Selling, general & administrative expenses:
Purchase accounting adjustments	2	2	3	3
Accelerated depreciation	—	1	—	1
Consulting fees	1	4	1	7
Stand-up costs	—	4	—	15
Other	—	1	2	1
Total Selling, general & administrative expenses	3	12	6	27

Research & development expenses:
Purchase accounting adjustments	—	—	1	1
Total Research & development expenses	—	—	1	1

Amortization of intangible assets:
Purchase accounting adjustments	18	18	36	35
Total Amortization of intangible assets	18	18	36	35

Restructuring (reversals)/ charges and certain acquisition-related costs:
Integration costs	2	2	2	2
Employee termination costs	(3)	(24)	(4)	(23)
Exit costs	1	1	1	2
Total Restructuring (reversals)/ charges and certain acquisition-related costs	—	(21)	(1)	(19)

Other (income)/deductions—net:
Net loss/(gain) on sale of assets	2	6	2	(27)
Acquisition-related costs	—	—	—	1
Other	(4)	—	(4)	—
Total Other (income)/deductions—net	(2)	6	(2)	(26)

Provision for taxes on income	8	4	11	(17)

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$14	$22	$37	$57
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

38 |

Analysis of the condensed consolidated balance sheets
July 2, 2017 vs. December 31, 2016
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
Assets held for sale and Liabilities associated with assets held for sale increased as a result of an agreement to sell our manufacturing site in Guarulhos, Brazil. See Notes to Condensed Consolidated Financial Statements— Note 4. Acquisitions and Divestitures: Assets Held for Sale.
Other current assets increased primarily as a result of the timing of U.S. income tax payments as well as other higher prepaid expenses.
Property, plant and equipment, less accumulated depreciation decreased primarily as a result of depreciation expense and a reclassification to Assets Held for Sale as a result of an agreement to sell our manufacturing site in Guarulhos, Brazil, partially offset by capital spending. See Notes to Condensed Consolidated Financial Statements—Note 4. Acquisitions and Divestitures: Assets Held for Sale
Identifiable intangible assets, less accumulated amortization decreased primarily due to amortization expense, partially offset by the impact of foreign exchange, the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, and the acquisition of a Norwegian fish vaccination company, both in the first quarter of 2017. See Notes to Condensed Consolidated Financial Statements— Note 10. Goodwill and Other Intangible Assets.
Goodwill increased as a result of the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, and the impact of foreign exchange, partially offset by the reclassification to Assets Held for Sale as a result of an agreement to sell our manufacturing site in Guarulhos, Brazil. See Notes to Condensed Consolidated Financial Statements— Note 4. Acquisitions and Divestitures: Assets Held for Sale and Note 10. Goodwill and Other Intangible Assets.
The net changes in Deferred tax assets, Deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first half of 2017, as well as the impact of the revaluation of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.
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
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	July 2,	July 3,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Net cash provided by (used in):
Operating activities	$299	$188	59
Investing activities	(88)	(31)	*
Financing activities	(240)	(651)	(63)
Effect of exchange-rate changes on cash and cash equivalents	7	(2)	*
Net decrease in cash and cash equivalents	$(22)	$(496)	(96)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Six months ended July 2, 2017 vs. six months ended July 3, 2016
Net cash provided by operating activities was $299 million for the six months ended July 2, 2017, compared with net cash provided by operating activities of $188 million for the six months ended July 3, 2016. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and higher income before allocation to noncontrolling interests, partially offset by higher U.S. income tax payments.

39 |

Investing activities
Six months ended July 2, 2017 vs. six months ended July 3, 2016
Our net cash used in investing activities was $88 million for the six months ended July 2, 2017, compared with net cash used in investing activities of $31 million for the six months ended July 3, 2016. The net cash used in investing activities for 2017 was due primarily to purchases of property, plant and equipment and the acquisition of a Norwegian fish vaccination company. The net cash used in investing activities for 2016 was due primarily to purchases of property, plant and equipment and the acquisition of a livestock business in South America, partially offset by proceeds from the sale of certain manufacturing sites and products as part of the operational efficiency initiative.
Financing activities
Six months ended July 2, 2017 vs. six months ended July 3, 2016
Our net cash used in financing activities was $240 million for the six months ended July 2, 2017, compared with net cash used in financing activities of $651 million for the six months ended July 3, 2016. The net cash used in financing activities for 2017 was due primarily to the purchase of treasury shares and the payment of dividends, partially offset by the issuance of commercial paper. The net cash used in financing activities for 2016 was due primarily to the senior note payment in February 2016, the purchase of treasury shares, the payment of dividends, and the contingent consideration payment to Abbott.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	July 2,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
Cash and cash equivalents	$705	$727
Accounts receivable, net(a)	975	913
Short-term borrowings	100	—
Current portion of long-term debt	750	—
Long-term debt	3,719	4,468
Working capital	1,800	2,273
Ratio of current assets to current liabilities	2.01:1	3.03:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the six months ended July 2, 2017, compared with December 31, 2016, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2021. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. The credit facility also contains a clause which adds back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the period commencing on October 1, 2016 and ending December 31, 2019, related to operational efficiency initiatives), provided that for any twelve-month period such charges added back to Adjusted Consolidated EBITDA shall not to exceed $100 million in the aggregate.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.

40 |

We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of July 2, 2017, we had access to $75 million of lines of credit which expire at various times throughout 2017 and 2018 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of July 2, 2017 and December 31, 2016.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of July 2, 2017, there was $100 million of commercial paper borrowings outstanding, with a weighted average interest rate of 1.4%. As of December 31, 2016, there was no commercial paper issued under this program.
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

41 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa2	Stable	November 2015
S&P	A-2	BBB	Stable	December 2016
Contractual Obligations
In the first quarter of 2017, we entered into a five-year purchase agreement related to contract manufacturing. Payments due under this purchase obligation as of July 2, 2017, are set forth below:

(MILLIONS OF DOLLARS)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Purchase obligation	$65	$9	$23	$33	$—
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first half of 2017, approximately four million shares were repurchased. As of July 2, 2017, there was approximately $1.3 billion remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 2, 2017, or December 31, 2016, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of July 2, 2017.
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
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt this guidance as of January 1, 2018, the required effective date, using the modified retrospective transition method. Under the modified retrospective method, the cumulative effect of applying the new standard will be recognized as of the date of initial application with disclosure of results under both the new and prior standards. We continue to assess the impact of the new standard on our current policies, procedures, and

42 |

disclosures related to revenue recognition. Based on the work performed to date, we do not believe that the adoption will have a material impact on our consolidated financial statements. While implementation procedures are still ongoing, we have evaluated the impact on our primary revenue stream, product sales, in both the United States and our key international markets and no matters have currently been identified individually or in the aggregate that would have a material impact on the timing or amount of revenue recognition based on the provisions of the new standard.
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
In particular, forward-looking statements include statements relating to our indebtedness, our ability to make interest and principal payments on our indebtedness, our ability to satisfy the covenants contained in our indebtedness, the redemption of our senior notes, new systems infrastructure stand-up, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, our agreements with Pfizer, the expected timing and content of regulatory actions, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

43 |

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
Our financial instrument holdings at July 2, 2017, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at July 2, 2017, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $46 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $39 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Foreign Exchange Risk.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. At July 2, 2017, there was $100 million of commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of July 2, 2017, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
For example, in December 2013, the FDA announced final guidance establishing procedures for the voluntary phase-out in the United States over a three-year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. As part of those efforts, stricter regulations governing the administration of medically important antibiotics have recently come into effect. As of January 1, 2017, the use of medically important antibiotics in the water or feed of food production animals now requires written authorization by a licensed veterinarian under the FDA guidance and the related rule known as the Veterinary Feed Directive. As a result of the implementation by livestock producers of the FDA’s guidance and the Veterinary Feed Directive, we have seen a negative impact on revenue in the U.S. on certain medicated feed additive products for both cattle and swine in the first half of 2017 and expect this trend to continue for the remainder of 2017. If these regulations continue to negatively affect our U.S. cattle and swine medicated feed additive revenue, our future operating results could be negatively impacted.
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
We cannot predict whether antibacterial resistance concerns will result in additional restrictions or bans, expanded regulations or public pressure to discontinue or reduce use of antibacterials in food-producing animals, any of which could materially adversely affect our operating results and financial condition.
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

45 |

Over the next several years, several of our products' patents will expire. The active ingredient of Draxxin, tulathromycin, is covered by both compound and formulation patents in the United States, Europe, Canada, Australia and other key markets, with terms that expire between May 2019 and January 2021 in the United States, between November 2018 and November 2020 in Europe, and between May 2018 and November 2020 in Canada and Australia. Several patents covering the ceftiofur antibiotic product line (Excede) began expiring in the United States in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. The compound patent for the selamectin, the active ingredient in our parasiticide Revolution, expired in 2014. Again, we have process and formulation patents covering this product which expire in important markets in 2018 and 2019, respectively. The patent for the active ingredient of Convenia has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and September 2023. The patent for the active ingredient of Cerenia has expired in Europe and other countries but does not expire in the United States until December 2017. However, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. A generic version of Cerenia has recently been registered in Europe. The patent relating to the formulation of Orbeseal expires in December 2017. Zoetis typically enforces all of its patents.
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

46 |

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
July 2, 2017:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 3 - April 30, 2017	650,736	$53.39	643,780	$1,340,810,236
May 1 - May 28, 2017	720,946	$58.58	719,971	$1,298,619,801
May 29 - July 2, 2017	773,245	$62.63	772,520	$1,250,227,170
	2,144,927	$58.46	2,136,271	$1,250,227,170

(a)
The company repurchased 8,656 shares during the three-month period ended July 2, 2017, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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

Zoetis Inc.

August 8, 2017	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

August 8, 2017	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

49 |