Form 10-Q
period 2017-10-01
Zoetis Inc.
filed 2017-11-02
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At October 26, 2017, there were 487,288,245 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2017	2016	2017	2016
Revenue	$1,347	$1,241	$3,847	$3,611
Costs and expenses:
Cost of sales(a)	435	410	1,318	1,198
Selling, general and administrative expenses(a)	328	345	973	1,003
Research and development expenses(a)	96	90	272	268
Amortization of intangible assets(a)	23	21	68	64
Restructuring charges/(reversals) and certain acquisition-related costs	8	4	7	(15)
Interest expense, net of capitalized interest	43	41	125	125
Other (income)/deductions—net	1	(3)	(11)	(29)
Income before provision for taxes on income	413	333	1,095	997
Provision for taxes on income	117	96	313	332
Net income before allocation to noncontrolling interests	296	237	782	665
Less: Net loss attributable to noncontrolling interests	(2)	(2)	(1)	(2)
Net income attributable to Zoetis Inc.	$298	$239	$783	$667
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.61	$0.48	$1.60	$1.34
Diluted	$0.61	$0.48	$1.59	$1.34
Weighted-average common shares outstanding:
Basic	489.1	495.2	490.8	496.3
Diluted	492.4	497.9	493.9	498.8
Dividends declared per common share	$—	$—	$0.210	$0.190

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
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Net income before allocation to noncontrolling interests	$296	$237	$782	$665
Other comprehensive income/(loss), net of taxes and reclassification adjustments:
Unrealized (losses)/gains on derivatives, net(a)	(10)	1	(11)	(2)
Foreign currency translation adjustments, net	98	49	154	114
Benefit plans: Actuarial (losses)/gains, net(a)	—	(1)	1	2
Total other comprehensive income, net of tax	88	49	144	114
Comprehensive income before allocation to noncontrolling interests	384	286	926	779
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(1)	1	—	—
Comprehensive income attributable to Zoetis Inc.	$385	$285	$926	$779

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	December 31,
	2017	2016
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,981	$727
Accounts receivable, less allowance for doubtful accounts of $29 in 2017 and $30 in 2016	1,009	913
Inventories	1,490	1,502
Assets held for sale	57	—
Other current assets	357	248
Total current assets	4,894	3,390
Property, plant and equipment, less accumulated depreciation of $1,447 in 2017 and $1,358 in 2016	1,388	1,381
Goodwill	1,530	1,481
Identifiable intangible assets, less accumulated amortization	1,318	1,228
Deferred tax assets	94	96
Other noncurrent assets	64	73
Total assets	$9,288	$7,649

Liabilities and Equity
Current portion of long-term debt	$750	$—
Accounts payable	213	265
Dividends payable	—	52
Accrued expenses	413	464
Accrued compensation and related items	202	224
Income taxes payable	128	71
Liabilities associated with assets held for sale	6	—
Other current liabilities	34	41
Total current liabilities	1,746	1,117
Long-term debt, net of discount and issuance costs	4,952	4,468
Deferred tax liabilities	269	244
Other taxes payable	89	73
Other noncurrent liabilities	213	248
Total liabilities	7,269	6,150
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 487,832,003 and 492,855,297 shares outstanding at October 1, 2017, and December 31, 2016, respectively	5	5
Treasury stock, at cost, 14,059,240 and 9,035,946 shares of common stock at October 1, 2017, and December 31, 2016, respectively	(733)	(421)
Additional paid-in capital	1,032	1,024
Retained earnings	2,140	1,477
Accumulated other comprehensive loss	(455)	(598)
Total Zoetis Inc. equity	1,989	1,487
Equity attributable to noncontrolling interests	30	12
Total equity	2,019	1,499
Total liabilities and equity	$9,288	$7,649

(a)	As of October 1, 2017, includes $7 million of restricted cash.

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2015	$5	$(203)	$1,012	$876	$(622)	$23	$1,091
Nine months ended October 2, 2016
Net income	—	—	—	667	—	(2)	665
Other comprehensive income	—	—	—	—	114	—	114
Share-based compensation awards(b)	—	77	—	(26)	—	—	51
Treasury stock acquired(c)	—	(225)	—	—	—	—	(225)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	2	—	—	—	2
Divestitures(e)	—	—	—	—	2	(8)	(6)
Dividends declared	—	—	—	(94)	—	—	(94)
Balance, October 2, 2016	$5	$(351)	$1,014	$1,423	$(506)	$13	$1,598

Balance, December 31, 2016	$5	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Nine months ended October 1, 2017
Net income	—	—	—	783	—	(1)	782
Other comprehensive income	—	—	—	—	143	1	144
Consolidation of a noncontrolling interest(f)	—	—	—	—	—	18	18
Share-based compensation awards (b)	—	63	6	(17)	—	—	52
Treasury stock acquired(c)	—	(375)	—	—	—	—	(375)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	2	—	—	—	2
Dividends declared	—	—	—	(103)	—	—	(103)
Balance, October 1, 2017	$5	$(733)	$1,032	$2,140	$(455)	$30	$2,019

(a)
As of October 1, 2017, and October 2, 2016, there were 487,832,003 and 494,240,780 outstanding shares of common stock, respectively, and 14,059,240 and 7,650,463 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 13. Stockholders' Equity.

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016
Operating Activities
Net income before allocation to noncontrolling interests	$782	$665
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	179	177
Share-based compensation expense	33	28
Restructuring	7	(15)
Asset write-offs and asset impairments	1	2
Net loss/(gain) on sale of assets	2	(27)
Provision for losses on inventory	46	65
Deferred taxes	(3)	(52)
Employee benefit plan contribution from Pfizer Inc.	2	2
Other non-cash adjustments	11	13
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(58)	44
Inventories	(35)	(133)
Other assets	(132)	(53)
Accounts payable	(56)	(56)
Other liabilities	(114)	(291)
Other tax accounts, net	73	58
Net cash provided by operating activities	738	427
Investing Activities
Purchases of property, plant and equipment	(141)	(156)
Acquisitions	(82)	(88)
Net proceeds from sales of assets	1	89
Other investing activities	6	—
Net cash used in investing activities	(216)	(155)
Financing Activities
Decrease in short-term borrowings, net	—	(5)
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	1,231	—
Principal payments on long-term debt	—	(400)
Payment of contingent consideration related to previously acquired assets	(5)	(28)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	20	24
Purchases of treasury stock(a)	(375)	(225)
Cash dividends paid	(155)	(141)
Net cash provided by/(used in) in financing activities	716	(775)
Effect of exchange-rate changes on cash and cash equivalents	16	—
Net increase/(decrease) in cash and cash equivalents	1,254	(503)
Cash and cash equivalents at beginning of period	727	1,154
Cash and cash equivalents at end of period	$1,981	$651

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$366	$295
Interest, net of capitalized interest	138	140
Non-cash transactions:
Purchases of property, plant and equipment	6	16
Contingent purchase price consideration(b)	—	29

(a)	Reflects the acquisition of treasury shares in connection with the share repurchase programs. For additional information, see Note 13. Stockholders' Equity.

(b)	For 2016, relates primarily to the non-cash portion of the acquisition of a livestock business in South America.

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
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three and nine-month periods ended August 27, 2017, and August 28, 2016.
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
Recently Issued Accounting Standards
In August 2017, the FASB issued an accounting standards update which amends the hedge accounting recognition and presentation requirements and allows for more hedging strategies to be eligible for hedge accounting. Recognition of periodic hedge effectiveness will no longer be required for cash flow and net investment hedges and companies may elect to perform subsequent hedge effectiveness assessments qualitatively. The update also clarifies that the change in fair value of a derivative must be recorded in the same income statement line item as the earnings effect of the hedged item and introduces additional disclosure requirements including cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items. The provisions of the update are effective beginning January 1, 2019 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.
In March 2017, the FASB issued an accounting standards update to simplify and improve the reporting of net periodic pension benefit cost by requiring only present service cost to be presented in the same line item as other current employee compensation costs while remaining components of net periodic benefit cost would be presented within Other (income)/deductions—net outside of operations. We plan to adopt this

6 |

guidance as of January 1, 2018, the required effective date, and do not expect that the new standard will have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued an accounting standards update that will require the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. We plan to adopt this guidance as of January 1, 2018, the required effective date, and do not expect that the new standard will have a significant impact on our consolidated financial statements.
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
Acquisitions
During the third quarter of 2017, we completed the acquisition of an Irish biologic therapeutics company. During the first quarter of 2017, we completed the purchase of a Norwegian fish vaccination company, as well as the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary. These acquisitions did not have a significant impact on our condensed consolidated financial statements.
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
As of October 1, 2017, recorded assets and liabilities held for sale are summarized below:

7 |

October 1,
(MILLIONS OF DOLLARS)	2017
Assets held for sale
Accounts receivable	$1
Inventories	9
Property, plant and equipment	28
Deferred tax assets	5
Goodwill	3
Other noncurrent assets	14
Other(a)	(3)
Total	$57

Liabilities associated with assets held for sale
Accounts payable	$3
Accrued expenses	3
Total	$6

(a)	During the third quarter of 2017, we recorded a $3 million charge to reduce the carrying value of the disposal group to an amount equal to fair value less costs to sell.
Additionally, in the third quarter of 2017, we incurred costs of $2 million related to the anticipated disposal of the Guarulhos site.
We expect to complete this transaction during the fourth quarter of 2017.
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
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and

8 |

planning to sell or exit 10 manufacturing sites over a long term period. As of October 1, 2017, we divested or exited three U.S. manufacturing sites, three international manufacturing sites, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. In 2016, the operations of the Guarulhos, Brazil manufacturing site, including approximately 300 employees, were transferred to us from Pfizer, which increased our range of planned reduction in certain positions to 2,300 to 2,800. Including divestitures, as of October 1, 2017, approximately 2,200 positions have been eliminated and the comprehensive operational efficiency program is substantially complete. We expect additional reductions through divestitures related to our supply network strategy over the next several years.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs(a)	$2	$—	$4	$2
Restructuring charges/(reversals)(b)(c):
Employee termination costs	7	3	3	(20)
Exit costs	(1)	1	—	3
Total Restructuring charges/(reversals) and certain acquisition-related costs	$8	$4	$7	$(15)

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges/(reversals) for the three months ended October 1, 2017, are primarily related to:

•	employee termination costs of $3 million related to the operational efficiency initiative and supply network strategy;

•	employee termination costs of $4 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017; and

•	a reversal of exit costs of $1 million related to the operational efficiency initiative.
The restructuring charges/(reversals) for the nine months ended October 1, 2017, are primarily related to:

•	a net reversal of previously accrued employee termination costs of $1 million related to the operational efficiency initiative and supply network strategy; and

•	employee termination costs of $4 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.
The restructuring charges/(reversals) for the three and nine months ended October 2, 2016, primarily relate to the operational efficiency initiative and supply network strategy.

(c)	The restructuring charges/(reversals) are associated with the following:

•	For the three months ended October 1, 2017, International ($1 million reversal) and Manufacturing/research/corporate ($7 million).

•	For the nine months ended October 1, 2017, International ($2 million reversal) and Manufacturing/research/corporate ($5 million).

•	For the three months ended October 2, 2016, International ($1 million reversal) and Manufacturing/research/corporate ($5 million).

•	For the nine months ended October 2, 2016, U.S. ($2 million reversal), International ($16 million reversal) and Manufacturing/research/corporate ($1 million).

9 |

Charges related to the operational efficiency initiative and supply network strategy are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Restructuring charges/(reversals) and certain acquisition-related costs:
Operational efficiency initiative
Employee termination costs(a)	$1	$3	$2	$(26)
Exit costs	(1)	1	—	4
	—	4	2	(22)
Supply network strategy:
Employee termination costs	2	—	(3)	6
	2	—	(3)	6

Total restructuring charges/(reversals) related to the operational efficiency initiative and supply network strategy	2	4	(1)	(16)

Other operational efficiency initiative charges
Cost of sales:
Inventory write-offs	—	1	—	1
Selling, general and administrative expenses:
Accelerated depreciation	—	—	—	1
Consulting fees	—	4	1	11
Other (income)/deductions—net:
Net (gain)/loss on sale of assets(b)	(1)	—	1	(27)
Total other operational efficiency initiative charges	(1)	5	2	(14)

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	—	2	2	4
Consulting fees	2	—	4	3
Other(c)	(1)	—	(1)	—
Other (income)/deductions—net:
Net loss on sale of assets(d)	5	—	5	—
Total other supply network strategy charges	6	2	10	7

Total charges associated with the operational efficiency initiative and supply network strategy	$7	$11	$11	$(23)

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

(c)
For the three and nine months ended October 1, 2017, represents an adjustment related to the requirement to cease depreciation of assets, located at our manufacturing site in Guarulhos Brazil, that are currently classified as held for sale.

(d)
For the three and nine months ended October 1, 2017, represents charges related to the agreement to sell our manufacturing site in Guarulhos, Brazil, which includes a $3 million charge to reduce the carrying value of the disposal group to an amount equal to fair value, less costs to sell, as well as $2 million of costs related to the anticipated disposal.

10 |

The components of, and changes in, our restructuring accruals are as follows:

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2016(b)	$90
Provision	3
Utilization and other(c)	(48)
Balance, October 1, 2017(b)	$45

(a)	Changes in our restructuring accruals represent employee termination costs.

(b)	At October 1, 2017, and December 31, 2016, included in Accrued expenses ($22 million and $61 million, respectively) and Other noncurrent liabilities ($23 million and $29 million, respectively).

(c)	Includes adjustments for foreign currency translation.

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Royalty-related income	$(7)	$(8)	$(19)	$(20)
Identifiable intangible asset impairment charges(a)	—	1	—	1
Net loss/(gain) on sale of assets(b)	4	—	6	(27)
Certain legal and other matters, net(c)	—	—	(4)	—
Foreign currency loss(d)	7	5	17	22
Other, net(e)	(3)	(1)	(11)	(5)
Other (income)/deductions—net	$1	$(3)	$(11)	$(29)

(a)	For the three and nine months ended October 2, 2016, represents an impairment of finite-lived trademarks related to a canine pain management product.

(b)
For the three and nine months ended October 1, 2017, represents the net loss related to sales of certain manufacturing sites and products, including the anticipated disposal of our manufacturing site in Guarulhos, Brazil, as part of our operational efficiency initiative and supply network strategy.

For the nine months ended October 2, 2016, represents the net gain on the sale of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative.

(c)	For the nine months ended October 1, 2017, represents income associated with an insurance recovery related to commercial settlements in Mexico recorded in 2014 and 2016.

(d)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(e)
Includes interest income and other miscellaneous income. The three months ended October 1, 2017, also includes income associated with certain state business employment tax incentive credits. The nine months ended October 1, 2017, also includes a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015 and income associated with certain state business employment tax incentive credits.

For the nine months ended October 2, 2016, primarily represents income associated with certain state business employment tax incentive credits.

7.	Income Taxes

A.	Taxes on Income
The effective tax rate was 28.3% for the three months ended October 1, 2017, compared with 28.8% for the three months ended October 2, 2016. The lower effective tax rate for the three months ended October 1, 2017, was primarily attributable to:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items.

The effective tax rate was 28.6% for the nine months ended October 1, 2017, compared with 33.3% for the nine months ended October 2, 2016. The lower effective tax rate for the nine months ended October 1, 2017, was primarily attributable to:

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

11 |

•
a $8 million and $7 million discrete tax benefit recorded in 2017 and 2016, respectively, related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income; and

•
a $3 million and $10 million discrete tax benefit recorded in the first quarter of 2017 and 2016, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates.

B.	Deferred Taxes
As of October 1, 2017, the total net deferred income tax liability of $175 million is included in Deferred tax assets ($94 million) and Deferred tax liabilities ($269 million).
As of December 31, 2016, the total net deferred income tax liability of $148 million is included in Deferred tax assets ($96 million) and Deferred tax liabilities ($244 million).

C.	Tax Contingencies
As of October 1, 2017, the tax liabilities associated with uncertain tax positions of $81 million (exclusive of interest and penalties related to uncertain tax positions of $12 million) are included in Deferred tax assets ($4 million) and Other taxes payable ($77 million).
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
We were in compliance with all financial covenants as of October 1, 2017, and December 31, 2016. There were no amounts drawn under the credit facility as of October 1, 2017, or December 31, 2016.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of October 1, 2017, we had access to $77 million of lines of credit which expire at various times throughout 2017 and 2018 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of October 1, 2017, and December 31, 2016.
Commercial Paper Program and Other Short-Term Borrowings
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of October 1, 2017, and December 31, 2016, there was no commercial paper outstanding under this program. As of October 1, 2017, and December 31, 2016, we did not have any other short-term borrowings outstanding.

12 |

Senior Notes and Other Long-Term Debt
On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. These notes are comprised of $750 million aggregate principal amount of 3.000% senior notes due 2027 and $500 million aggregate principal amount of 3.950% senior notes due 2047. Net proceeds from this offering were partially used in October 2017 to repay, prior to maturity, the principal (including a make-whole amount) of our 1.875% senior notes due 2018 in the aggregate principal amount of $750 million. The remainder of the net proceeds will be used for general corporate purposes.
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
The current portion of long-term debt was $750 million as of October 1, 2017, with a weighted-average interest rate of 1.875%. There was no current portion of long-term debt as of December 31, 2016.
The 2013, 2015 and 2017 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our, and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which (if not cured or waived), the 2013, 2015 and 2017 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015 and 2017 senior notes, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015 and 2017 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015 and 2017 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015 and 2017 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt are as follows:

	October 1,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
1.875% 2013 senior notes due 2018(a)	$750	$750
3.450% 2015 senior notes due 2020	500	500
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	—
	5,750	4,500
Unamortized debt discount / debt issuance costs	(48)	(32)
Less current portion of long-term debt	(750)	—
Long-term debt, net of discount and issuance costs	$4,952	$4,468

(a)	In October 2017, we redeemed our 1.875% senior notes due 2018, prior to maturity, for $754 million, including a make-whole premium and accrued interest.
The fair value of our long-term debt, including the current portion of long-term debt, was $6,024 million and $4,565 million as of October 1, 2017, and December 31, 2016, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of October 1, 2017, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2018		2019	2020	2021	2021	Total
Maturities	$750	(a)	$—	$500	$—	$4,500	$5,750

(a)	In October 2017, we redeemed our 1.875% senior notes due 2018, prior to maturity, for $754 million, including a make-whole premium and accrued interest.
Interest Expense
Interest expense, net of capitalized interest, was $43 million and $125 million for the three and nine months ended October 1, 2017, respectively, and $41 million and $125 million for the three and nine months ended October 2, 2016, respectively. Capitalized interest was $1 million and $3 million for the three and nine months ended October 1, 2017, respectively, and $1 million and $2 million for the three and nine months ended October 2, 2016, respectively.

13 |

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.3 billion and $1.2 billion, as of October 1, 2017, and December 31, 2016, respectively. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, and Norwegian krone. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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
During 2016 and 2017, we entered into forward starting interest rate swaps with an aggregate notional value of $500 million. During the third quarter of 2017, we also entered in treasury lock trades with an aggregate notional value of $500 million. We designated these swaps and treasury locks (contracts) as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018. Upon issuance of our 2017 senior notes (see A. Debt: Senior Notes and Other Long-Term Debt), we terminated these contracts and paid $3 million in cash to the counterparties for settlement. The settlement amount, which represents the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 2017 senior notes. There was $0.1 million of ineffectiveness related to the forward swaps through the date of settlement which was immediately recognized as a loss within Interest expense—net of capitalized interest. In addition, in previous years we had entered into various forward-starting interest rate swap contracts that were designated as cash flow hedges and that were terminated upon issuance of fixed-rate notes.
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		October 1,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2017	2016
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$4	$12
Foreign currency forward-exchange contracts	Other current liabilities	(12)	(8)
Total derivatives not designated as hedging instruments		(8)	4

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other current assets	—	17
Total derivatives designated as hedging instruments		—	17

Total derivatives		$(8)	$21
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

14 |

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Foreign currency forward-exchange contracts	$(17)	$(25)	$(39)	$(29)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on derivative instruments designated as cash flow hedges, recorded, net of tax, in Other comprehensive income/(loss), are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Interest rate swaps	$(10)	$1	$(11)	$(2)
The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

9.	Inventories
The components of inventory are as follows:

	October 1,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
Finished goods	$794	$799
Work-in-process	522	499
Raw materials and supplies	174	204
Inventories	$1,490	$1,502

10.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2016	$661	$820	$1,481
Additions(a)	10	7	17
Other(b)	—	32	32
Balance, October 1, 2017	$671	$859	$1,530

(a)
Primarily represents the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, as well as the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, in the first quarter of 2017.

(b)
Includes adjustments for foreign currency translation, partially offset by the reclassification of $3 million to Assets Held for Sale relating to our manufacturing site in Guarulhos, Brazil. For additional information, see Note 4. Acquisitions and Divestitures: Assets Held for Sale.

The gross goodwill balance was $2,066 million and $2,017 million as of October 1, 2017, and December 31, 2016, respectively. Accumulated goodwill impairment losses were $536 million as of October 1, 2017, and December 31, 2016.

15 |

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of October 1, 2017			As of December 31, 2016
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)(b)	$1,212	$(413)	$799	$1,064	$(342)	$722
Brands	213	(141)	72	213	(132)	81
Trademarks and trade names	62	(47)	15	62	(44)	18
Other	229	(139)	90	222	(130)	92
Total finite-lived intangible assets	1,716	(740)	976	1,561	(648)	913
Indefinite-lived intangible assets:
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	66	—	66
In-process research and development(b)(c)	230	—	230	204	—	204
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	342	—	342	315	—	315
Identifiable intangible assets	$2,058	$(740)	$1,318	$1,876	$(648)	$1,228

(a)
Includes the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, and intangible assets associated with the purchase of a Norwegian fish vaccination company, both during the first quarter of 2017.

(b)	In the first quarter of 2017, certain intangible assets, acquired in 2015 as part of the Pharmaq acquisition, were placed into service.

(c)	Includes the intangible assets related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.

C.	Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $26 million and $75 million for the three and nine months ended October 1, 2017, respectively, and $24 million and $72 million for the three and nine months ended October 2, 2016, respectively.

11.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million in each three month period ended October 1, 2017, and October 2, 2016, and $5 million in each nine month period ended October 1, 2017, and October 2, 2016.
The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Service cost	$2	$3	$5	$7
Interest cost	1	—	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	—	1	1	1
Curtailment and settlement (gain)/loss	—	—	1	(1)
Net periodic benefit cost	$2	$3	$7	$7
Total company contributions to the international pension plans were $1 million and $5 million for the three and nine months ended October 1, 2017, respectively, and $1 million and $7 million for the three and nine months ended October 2, 2016, respectively. We expect to contribute a total of approximately $7 million to these plans in 2017.

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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Stock options / stock appreciation rights	$2	$3	$7	$8
RSUs / DSUs	7	5	20	17
PSUs	2	1	6	3
Share-based compensation expense—total(a)(b)	$11	$9	$33	$28

(a)
For the three months ended October 1, 2017, and October 2, 2016, amounts capitalized to inventory were insignificant. For the nine months ended October 1, 2017, and October 2, 2016, we capitalized $1 million of share-based compensation expense to inventory.

(b)
For the three and nine months ended October 1, 2017, and three months ended October 2, 2016, the additional share-based compensation expense as a result of accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards of terminated employees in connection with our operational efficiency initiative and supply network strategy, which is included in Restructuring charges/(reversals) and certain acquisition-related costs, were insignificant. For the nine months ended October 2, 2016, additional share-based compensation expense was approximately $1 million.

During the nine months ended October 1, 2017, the company granted 716,322 stock options with a weighted-average exercise price of $55.13 per stock option and a weighted-average fair value of $14.31 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.3%; expected dividend yield of 0.76%; expected stock price volatility of 23.27%; and expected term of 6.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended October 1, 2017, the company granted 537,086 RSUs with a weighted-average grant date fair value of $55.14 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended October 1, 2017, the company granted 136,964 PSUs with a weighted-average grant date fair value of $74.28 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 23.1% and 25.5%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

13.	Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. This program was substantially completed as of December 31, 2016. In December 2016, the company's Board of Directors authorized an additional $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of October 1, 2017, there was approximately $1.1 billion remaining under these authorizations.

17 |

Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2015	501.81	4.41
Share-based compensation(b)	0.08	(1.62)
Share repurchase program	—	4.86
Balance, October 2, 2016	501.89	7.65

Balance, December 31, 2016	501.89	9.04
Share-based compensation(b)	—	(1.42)
Share repurchase program	—	6.45
Balance, October 1, 2017	501.89	14.06

(a)	Shares may not add due to rounding.

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

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2015	$(2)	$(604)	$(16)	$(622)
Other comprehensive (loss)/income, net of tax	(2)	114	2	114
Divestiture of noncontrolling interest(a)	—	2	—	2
Balance, October 2, 2016	$(4)	$(488)	$(14)	$(506)

Balance, December 31, 2016	$8	$(583)	$(23)	$(598)
Other comprehensive income, net of tax	(11)	153	1	143
Balance, October 1, 2017	$(3)	$(430)	$(22)	$(455)

(a)	Reflects the divestiture of our share of our Taiwan joint venture. See Note 4. Acquisitions and Divestitures: Divestitures.

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2017	2016	2017	2016
Numerator
Net income before allocation to noncontrolling interests	$296	$237	$782	$665
Less: net loss attributable to noncontrolling interests	(2)	(2)	(1)	(2)
Net income attributable to Zoetis Inc.	$298	$239	$783	$667
Denominator
Weighted-average common shares outstanding	489.1	495.2	490.8	496.3
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.3	2.7	3.1	2.5
Weighted-average common and potential dilutive shares outstanding	492.4	497.9	493.9	498.8

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.61	$0.48	$1.60	$1.34
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.61	$0.48	$1.59	$1.34
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three months ended October 1, 2017, and approximately 1 million for the nine months ended October 1, 2017, and both the three and nine months ended October 2, 2016.

18 |

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
PregSure®
We have approximately 266 claims in Europe and New Zealand seeking damages related to calves claimed to have died of Bovine Neonatal Pancytopenia (BNP) on farms where PregSure BVD, a vaccine against Bovine Virus Diarrhea (BVD), was used. BNP is a rare syndrome that first emerged in cattle in Europe in 2006. Studies of BNP suggest a potential association between the administration of PregSure and the development of BNP, although no causal connection has been established. The cause of BNP is not known.
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

19 |

At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties entered into a cooperation agreement with the prosecutor, pursuant to which a third-party consultant will conduct a limited environmental assessment of the site. In June 2017, the consultant initiated his assessment and inspection of the site. We expect that a final written report summarizing the results of the technical assessment will be made available in November 2017.
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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court consolidated all three cases in Michigan for purposes of discovery and disposition. On July 11, 2017, we filed a motion for summary disposition on the grounds that plaintiffs have not identified any factual issues that need to be resolved by a jury and that Zoetis is entitled to judgment as a matter of law. On October 10, 2017, the Circuit Court granted our motion for summary disposition and dismissed all of plaintiffs’ claims against us. While the plaintiffs have the right to appeal the decision of the Circuit Court, we continue to believe that we have strong arguments against all claims.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 1, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.

20 |

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $9.3 billion at October 1, 2017, and $7.6 billion at December 31, 2016.

21 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
U.S.
Revenue	$680	$640
Cost of sales	141	137
Gross profit	539	503
Gross margin	79.3%	78.6%
Operating expenses	103	101
Other (income)/deductions	—	—
U.S. Earnings	436	402	$7	$7

International
Revenue(b)	654	585
Cost of sales	213	201
Gross profit	441	384
Gross margin	67.4%	65.6%
Operating expenses	132	128
Other (income)/deductions	—	—
International Earnings	309	256	10	11

Total operating segments	745	658	17	18

Other business activities	(77)	(71)	5	7
Reconciling Items:
Corporate	(143)	(159)	13	11
Purchase accounting adjustments	(23)	(25)	22	21
Acquisition-related costs	(6)	—	—	—
Certain significant items(c)	(7)	(16)	(1)	2
Other unallocated	(76)	(54)	2	1
Total Earnings(d)	$413	$333	$58	$60

22 |

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
U.S.
Revenue	$1,908	$1,816
Cost of sales	412	402
Gross profit	1,496	1,414
Gross margin	78.4%	77.9%
Operating expenses	312	293
Other (income)/deductions	—	—
U.S. Earnings	1,184	1,121	$21	$20

International
Revenue(b)	1,903	1,754
Cost of sales	645	598
Gross profit	1,258	1,156
Gross margin	66.1%	65.9%
Operating expenses	372	361
Other (income)/deductions	(1)	3
International Earnings	887	792	32	33

Total operating segments	2,071	1,913	53	53

Other business activities	(224)	(219)	17	19
Reconciling Items:
Corporate	(437)	(499)	38	33
Purchase accounting adjustments	(66)	(79)	65	64
Acquisition-related costs	(8)	(3)	—	—
Certain significant items(c)	(10)	1	1	5
Other unallocated	(231)	(117)	5	3
Total Earnings(d)	$1,095	$997	$179	$177

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)
Revenue denominated in euros was $169 million and $472 million for the three and nine months ended October 1, 2017, respectively, and $157 million and $469 million for the three and nine months ended October 2, 2016, respectively.

(c)
For the three months ended October 1, 2017, Certain significant items primarily includes: (i) employee termination costs of $3 million, a reversal of exit costs of $1 million and consulting fees of $2 million, related to our operational efficiency initiative and supply network strategy, (ii) a net loss of $4 million on sales of certain manufacturing sites and products, including the anticipated disposal of our manufacturing site in Guarulhos, Brazil, related to our operational efficiency initiative and supply network strategy, and (iii) an adjustment of $1 million related to the requirement to cease depreciation of assets, located at our manufacturing site in Guarulhos Brazil, that are currently classified as held for sale.

For the three months ended October 2, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $1 million; (ii) a $3 million increase in certain employee termination accruals, exit costs of $1 million, accelerated depreciation of $2 million, inventory write-offs of $1 million, and consulting fees of $4 million related to our operational efficiency initiative, supply network strategy, and other restructuring activities; (iii) an impairment of finite-lived trademarks of $1 million related to a canine pain management product; and (iv) charges of $3 million associated with changes to our operating model. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

For the nine months ended October 1, 2017, Certain significant items primarily includes: (i) a reversal of previously accrued employee termination costs of $1 million, accelerated depreciation of $2 million and consulting fees of $5 million, related to our operational efficiency initiative and supply network strategy; (ii) a net loss of $6 million related to sales of certain manufacturing sites and products, including the anticipated disposal of our manufacturing site in Guarulhos, Brazil, related to our operational efficiency initiative and supply network strategy; (iii) charges of $3 million associated with changes to our operating model; (iv) income of $4 million related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016; and (v) an adjustment of $1 million related to the requirement to cease depreciation of assets, located at our manufacturing site in Guarulhos Brazil, that are currently classified as held for sale.

For the nine months ended October 2, 2016, Certain significant items primarily includes: (i) Zoetis stand-up costs of $18 million; (ii) a net gain of $27 million related to sales of certain manufacturing sites and products as a result of our operational efficiency initiative; (iii) a $20 million net reduction in certain employee termination accruals, partially offset by exit costs of $3 million, accelerated depreciation of $5 million, inventory write-offs of $1 million,

23 |

and consulting fees of $14 million related to our operational efficiency initiative, supply network strategy and other restructuring activities; (iv) an impairment of finite-lived trademarks of $1 million; and (v) charges of $4 million associated with changes to our operating model.

(d)	Defined as income before provision for taxes on income.

B.	Other Revenue Information
Revenue by Species
Species revenue are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Livestock:
Cattle	$424	$432	$1,192	$1,175
Swine	147	145	455	441
Poultry	119	111	357	351
Fish	39	25	79	64
Other	25	22	63	60
	754	735	2,146	2,091
Companion Animal:
Horses	34	33	104	108
Dogs and Cats	546	457	1,561	1,371
	580	490	1,665	1,479

Contract Manufacturing	13	16	36	41

Total revenue	$1,347	$1,241	$3,847	$3,611
Revenue by Major Product Category
Revenue by major product category are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Anti-infectives	$324	$350	$870	$913
Vaccines	363	324	1,006	935
Parasiticides	191	158	581	492
Medicated feed additives	107	99	351	365
Other pharmaceuticals	304	255	858	724
Other non-pharmaceuticals	45	39	145	141
Contract manufacturing	13	16	36	41
Total revenue	$1,347	$1,241	$3,847	$3,611

24 |

Review Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Zoetis Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of October 1, 2017, and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended October 1, 2017, and October 2, 2016, and the related condensed consolidated statements of equity and cash flows for the nine-month periods ended October 1, 2017 and October 2, 2016. These condensed consolidated financial statements are the responsibility of the Company's management.

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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements as of October 1, 2017, and for the three and nine-month periods ended October 1, 2017, and October 2, 2016, referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
November 2, 2017

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
A summary of our 2017 performance compared with the comparable 2016 period follows:

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Revenue	$1,347	$1,241	9	$3,847	$3,611	7
Net income attributable to Zoetis	298	239	25	783	667	17
Adjusted net income(a)	322	258	25	844	743	14

(a)	Adjusted net income is a non-GAAP financial measure. See the "Adjusted net income" section of this Management's Discussion and Analysis (MD&A) for more information.
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

26 |

Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended October 1, 2017, approximately 47% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, euro, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended October 1, 2017, approximately 53% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was unfavorably impacted by approximately $8 million from changes in foreign currency values relative to the U.S. dollar.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Revenue	$1,347	$1,241	9	$3,847	$3,611	7
Costs and expenses:
Cost of sales(a)	435	410	6	1,318	1,198	10
% of revenue	32%	33%		34%	33%
Selling, general and administrative expenses(a)	328	345	(5)	973	1,003	(3)
% of revenue	24%	28%		25%	28%
Research and development expenses(a)	96	90	7	272	268	1
% of revenue	7%	7%		7%	7%
Amortization of intangible assets(a)	23	21	10	68	64	6
Restructuring charges/(reversals) and certain acquisition-related costs	8	4	100	7	(15)	*
Interest expense, net of capitalized interest	43	41	5	125	125	—
Other (income)/deductions—net	1	(3)	*	(11)	(29)	(62)
Income before provision for taxes on income	413	333	24	1,095	997	10
% of revenue	31%	27%		28%	28%
Provision for taxes on income	117	96	22	313	332	(6)
Effective tax rate	28.3%	28.8%		28.6%	33.3%
Net income before allocation to noncontrolling interests	296	237	25	782	665	18
Less: Net income attributable to noncontrolling interests	(2)	(2)	—	(1)	(2)	(50)
Net income attributable to Zoetis	$298	$239	25	$783	$667	17
% of revenue	22%	19%		20%	18%
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

Revenue
Three months ended October 1, 2017 vs. three months ended October 2, 2016
Total revenue increased by $106 million, or 9%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, reflecting higher operational revenue of $103 million, or 8%. Operational revenue growth was primarily a result of increased sales from new product launches and our dermatology portfolio.
Foreign exchange increased reported revenue growth by $3 million.

27 |

Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Total revenue increased by $236 million, or 7%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, reflecting higher operational revenue of $244 million, or 7%. Operational revenue growth was comprised primarily of the following:

•	increased sales from our dermatology portfolio and new product launches, which contributed approximately 7%; and

•	growth of our in-line products, which contributed approximately 1%, due to price increases, partially offset by:

•	product rationalizations as part of our operational efficiency initiative, which resulted in a decline of approximately 1%.
Foreign exchange reduced reported revenue growth by $8 million.
Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Cost of sales	$435	$410	6	$1,318	$1,198	10
% of revenue	32.3%	33.0%		34.3%	33.2%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 1, 2017 vs. three months ended October 2, 2016
Cost of sales increased by $25 million, or 6%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, primarily as a result of:

•	an increase in sales volume; and

•	an increase in manufacturing and supply costs, primarily related to the increase in sales volume, partially offset by:

•	a decrease in inventory obsolescence, scrap and other charges; and

•	the nonrecurrence of charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Cost of sales increased by $120 million, or 10%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, primarily as a result of:

•	the timing of the recognition of certain manufacturing and supply costs; and

•	an increase in sales volume,
partially offset by:

•	the nonrecurrence of charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq; and

•	a decrease in inventory obsolescence, scrap and other charges.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Selling, general and administrative expenses	$328	$345	(5)	$973	$1,003	(3)
% of revenue	24%	28%		25%	28%
Certain amounts and percentages may reflect rounding adjustments.

28 |

Three months ended October 1, 2017 vs. three months ended October 2, 2016
Selling, general & administrative (SG&A) expenses decreased by $17 million, or 5%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, primarily as a result of:

•	a reduction in the general and administrative expenses driven by our operational efficiency initiative;

•	a decline in certain compensation-related expenses;

•	a reduction in consulting charges related to our operational efficiency initiative; and

•	a reduction in the amount of additional costs related to becoming an independent public company, partially offset by:

•	higher advertising and promotional spending associated with new products and Apoquel®; and

•	higher distribution expenses associated with higher sales volumes.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Selling, general & administrative (SG&A) expenses decreased by $30 million, or 3%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, primarily as a result of:

•	a reduction in the amount of additional costs related to becoming an independent public company;

•	a decline in certain compensation-related expenses;

•	a reduction in the general and administrative expenses driven by our operational efficiency initiative;

•	a reduction in consulting charges related to our operational efficiency initiative; and

•	lower bad debt expense,
partially offset by:

•	higher advertising and promotional spending associated with new products and Apoquel®; and

•	higher distribution expenses associated with higher sales volumes.

Research and development expenses
	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Research and development expenses	$96	$90	7	$272	$268	1
% of revenue	7%	7%		7%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 1, 2017 vs. three months ended October 2, 2016
R&D expenses increased by $6 million, or 7%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, primarily as a result of:

•	increased variable expenses due to project spending;

•	the inclusion of the veterinary diagnostics business acquired in 2016 and the Irish biologic therapeutics business acquired in 2017; and

•	certain compensation-related expenses,
partially offset by:

•	a reduction in research and development expenses driven by our operational efficiency initiative.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
R&D expenses increased by $4 million, or 1%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, primarily as a result of:

•	increased variable expenses due to project spending; and

•	the inclusion of the veterinary diagnostics business acquired in 2016 and the Irish biologic therapeutics business acquired in 2017, partially offset by:

•	a reduction in research and development expenses driven by our operational efficiency initiative.

29 |

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Amortization of intangible assets	$23	$21	10	$68	$64	6
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 1, 2017 vs. three months ended October 2, 2016
Amortization of intangible assets increased by $2 million, or 10%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, primarily as a result of certain intangible assets, acquired in 2015 as part of the Pharmaq acquisition, being placed into service during the first quarter of 2017.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Amortization of intangible assets increased by $4 million, or 6%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, primarily as a result of certain intangible assets, acquired in 2015 as part of the Pharmaq acquisition, being placed into service during the first quarter of 2017.

Restructuring charges/(reversals) and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Restructuring charges/(reversals) and certain acquisition-related costs	$8	$4	100	$7	$(15)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which is incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets and reducing our presence in certain countries, and planning to sell or exit ten manufacturing sites over a long term period. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of this initiative, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. In 2016, the operations of the Guarulhos, Brazil manufacturing site, including approximately 300 employees, were transferred to us from Pfizer, which increased our range of planned reduction in certain positions to 2,300 to 2,800. Including divestitures, as of October 1, 2017, approximately 2,200 positions have been eliminated and the comprehensive operational efficiency program is substantially complete. We expect additional reductions through divestitures related to our supply network strategy over the next several years.
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
Three months ended October 1, 2017 vs. three months ended October 2, 2016
The change in restructuring charges and certain acquisition-related costs from $4 million in the three months ended October 2, 2016, to $8 million in three months ended October 1, 2017, is primarily a result of integration costs and employee terminations costs related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
The change in restructuring charges and certain acquisition-related costs from a $15 million reversal in the nine months ended October 2, 2016, to $7 million in the nine months ended October 1, 2017, is primarily a result of integration costs and employee terminations costs related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, and a net reduction in employee termination charges in the first half of 2016, associated with our operational efficiency initiative, primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016.

30 |

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Interest expense, net of capitalized interest	$43	$41	5	$125	$125	—
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 1, 2017 vs. three months ended October 2, 2016
Interest expense, net of capitalized interest, increased $2 million in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, primarily due to the issuance of $1.25 billion aggregate principal amount of our senior notes in September 2017.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Interest expense, net of capitalized interest, was flat in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, primarily due to the issuance of $1.25 billion aggregate principal amount of our senior notes in September 2017, offset by the impact of the $400 million of senior notes that matured in the first quarter of 2016.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Other (income)/deductions—net	$1	$(3)	*	$(11)	$(29)	(62)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 1, 2017 vs. three months ended October 2, 2016
The change in Other (income)/deductions—net from income of $3 million in the three months ended October 2, 2016, to deductions of $1 million in the three months ended October 1, 2017, is primarily a result of:

•
a net loss of $4 million for the three months ended October 1, 2017, related to sales of certain manufacturing sites and products, including the anticipated disposal of our manufacturing site in Guarulhos, Brazil, related to our operational efficiency initiative and supply network strategy; and

•	higher foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
The change in Other (income)/deductions—net from income of $29 million in the nine months ended October 2, 2016, to income of $11 million in the nine months ended October 1, 2017, is primarily a result of:

•
a net gain of $27 million in the first nine months of 2016 compared to a net loss of $6 million in the first nine months of 2017, related to sales of certain manufacturing sites and products, as part of our operational efficiency initiative and supply network strategy, partially offset by:

•	an insurance recovery of $4 million related to commercial settlements in Mexico in 2014 and 2016;

•	lower foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies; and

•	a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
Provision for taxes on income	$117	$96	22	$313	$332	(6)
Effective tax rate	28.3%	28.8%		28.6%	33.3%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended October 1, 2017 vs. three months ended October 2, 2016
The effective tax rate was 28.3% for the three months ended October 1, 2017, compared with 28.8% for the three months ended October 2, 2016. The lower effective tax rate for the three months ended October 1, 2017, was primarily attributable to:

31 |

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items.

Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
The effective tax rate was 28.6% for the nine months ended October 1, 2017, compared with 33.3% for the nine months ended October 2, 2016. The lower effective tax rate for the nine months ended October 1, 2017, was primarily attributable to:

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

•
a $8 million and $7 million discrete tax benefit recorded in 2017 and 2016, respectively, related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income; and

•
a $3 million and $10 million discrete tax benefit recorded in the first quarter of 2017 and 2016, respectively, related to a revaluation of deferred taxes as a result of a change in statutory tax rates.

32 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	October 1,	October 2,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Livestock	$319	$341	(6)	—	(6)
Companion animal	361	299	21	—	21
	680	640	6	—	6
International
Livestock	435	394	10	1	9
Companion animal	219	191	15	—	15
	654	585	12	1	11

Total
Livestock	754	735	3	1	2
Companion animal	580	490	18	(1)	19
Contract manufacturing	13	16	(19)	3	(22)
	$1,347	$1,241	9	1	8
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Nine Months Ended			Related to
	October 1,	October 2,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Livestock	$870	$891	(2)	—	(2)
Companion animal	1,038	925	12	—	12
	1,908	1,816	5	—	5
International
Livestock	1,276	1,200	6	—	6
Companion animal	627	554	13	(2)	15
	1,903	1,754	8	(1)	9

Total
Livestock	2,146	2,091	3	—	3
Companion animal	1,665	1,479	13	—	13
Contract manufacturing	36	41	(12)	—	(12)
	$3,847	$3,611	7	—	7
Certain amounts and percentages may reflect rounding adjustments.

33 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	October 1,	October 2,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Revenue	$680	$640	6	—	6
Cost of Sales	141	137	3	—	3
Gross Profit	539	503	7	—	7
Gross Margin	79.3%	78.6%
Operating Expenses	$103	$101	2	—	2
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	436	402	8	—	8

International
Revenue	654	585	12	1	11
Cost of Sales	213	201	6	—	6
Gross Profit	441	384	15	1	14
Gross Margin	67.4%	65.6%
Operating Expenses	$132	$128	3	1	2
Other (income)/deductions	—	—	—	—	—
International Earnings	309	256	21	2	19

Total operating segments	745	658	13	—	13
Other business activities	(77)	(71)	8
Reconciling Items:
Corporate	(143)	(159)	(10)
Purchase accounting adjustments	(23)	(25)	(8)
Acquisition-related costs	(6)	—	*
Certain significant items	(7)	(16)	(56)
Other unallocated	(76)	(54)	41
Income before provision for taxes on income	$413	$333	24
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

34 |

			% Change
	Nine Months Ended			Related to
	October 1,	October 2,		Foreign
(MILLIONS OF DOLLARS)	2017	2016	Total	Exchange	Operational
U.S.
Revenue	$1,908	$1,816	5	—	5
Cost of Sales	412	402	2	—	2
Gross Profit	1,496	1,414	6	—	6
Gross Margin	78.4%	77.9%
Operating Expenses	$312	$293	6	—	6
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	1,184	1,121	6	—	6

International
Revenue	1,903	1,754	8	(1)	9
Cost of Sales	645	598	8	—	8
Gross Profit	1,258	1,156	9	(1)	10
Gross Margin	66.1%	65.9%
Operating Expenses	$372	$361	3	—	3
Other (income)/deductions	(1)	3	*	*	*
International Earnings	887	792	12	(1)	13

Total operating segments	2,071	1,913	8	(1)	9
Other business activities	(224)	(219)	2
Reconciling Items:
Corporate	(437)	(499)	(12)
Purchase accounting adjustments	(66)	(79)	(16)
Acquisition-related costs	(8)	(3)	*
Certain significant items	(10)	1	*
Other unallocated	(231)	(117)	97
Income before provision for taxes on income	$1,095	$997	10
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Three months ended October 1, 2017 vs. three months ended October 2, 2016
U.S. operating segment
U.S. segment revenue increased by $40 million, or 6%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, reflecting declines of approximately $22 million in livestock products and growth of approximately $62 million in companion animal products.

•
Livestock revenue decline was driven by decreased sales of cattle products due to the impact of promotional activities in the prior year and continued lower disease risk and incidence in the feedlot sector. In addition, certain medicated feed additive products for cattle and swine were negatively impacted by livestock producers’ continued implementation of the Veterinary Feed Directive, and we expect this trend to continue for the remainder of 2017. The decline in cattle and swine products was partially offset by increased sales of poultry medicated feed additive products.

•	Companion animal revenue growth was driven by increased sales in our dermatology portfolio, in addition to several other new products, primarily Simparica®, our oral parasiticide.
U.S. segment earnings increased by $34 million, or 8%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, primarily due to revenue growth with improved gross margin, partially offset by higher operating expenses related to promotional activity for new products and Apoquel®.

35 |

International operating segment
International segment revenue increased by $69 million, or 12%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016. Operational revenue increased by $66 million, or 11%, driven by growth of approximately $38 million in livestock products and growth of approximately $28 million in companion animal products.

•
Livestock growth was driven by increased sales of fish products and balanced growth across other species. Fish product sales grew due to a new product in Norway, as well as in-line product growth across various markets, including Chile. Cattle product growth reflects favorable performance in Brazil, Argentina and Australia, and swine growth was driven by new products across Europe and Asia.

•	Companion animal revenue growth resulted primarily from increased sales of Simparica and Apoquel®. Sales also benefited from growth in vaccines in China.
Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $3 million, or 1%, primarily driven by the appreciation of the euro.
International segment earnings increased by $53 million, or 21%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016. Operational earnings growth was $50 million, or 19%, primarily due to higher revenue with improved gross margin, partially offset by higher operating expenses.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
U.S. operating segment
U.S. segment revenue increased by $92 million, or 5%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, reflecting declines of approximately $21 million in livestock products and growth of approximately $113 million in companion animal products.

•
Livestock revenue decreased primarily due to lower sales of cattle and swine products. Sales of cattle products declined due to lower disease risk and incidence in the feedlot sector, along with the impact of promotional activities in the prior year. In swine, the decline was driven by competition. Certain medicated feed additive products for both cattle and swine were negatively impacted by livestock producers’ implementation of the Veterinary Feed Directive, and we expect this trend to continue for the remainder of 2017. Partially offsetting this decline was growth in poultry product sales, due to increased sales of medicated feed additives.

•
Companion animal revenue growth was driven primarily by our dermatology portfolio, in addition to new products, particularly Simparica®. Growth was tempered by the prior year’s initial sales of other products into expanded distribution relationships, as well as lower sales of our pain products due to competition.

U.S. segment earnings increased by $63 million, or 6%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, primarily due to revenue growth and improved gross margins, partially offset by higher operating expenses related to promotional activity for new products and Apoquel®.
International operating segment
International segment revenue increased by $149 million, or 8% in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016. Operational revenue increased by $157 million, or 9%, driven by growth of approximately $76 million in livestock products and growth of approximately $81 million in companion animal products.

•
Livestock growth was driven primarily by increased sales of cattle, swine, and fish products. Growth of cattle products was driven by Latin American markets, while China was the primary driver of swine growth. Growth of fish products was driven by new products and in-line product growth across various markets. Growth was partially offset by product rationalizations, primarily impacting poultry and swine product sales.

•
Companion animal revenue growth resulted primarily from increased sales of our dermatology portfolio, in addition to new products, primarily Simparica®. Sales also benefited from increased demand for our vaccines portfolio in China due to field force expansions and increasing medicalization rates.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $8 million, or 1%, primarily driven by the depreciation of the U.K. pound, Egyptian pound, and Turkish Lira, partially offset by appreciation of the Brazilian real.
International segment earnings increased by $95 million, or 12%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016. Operational earnings growth was $102 million, or 13%, primarily due to higher revenue and improved gross margin, partly offset by higher operating expenses.
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

36 |

Three months ended October 1, 2017 vs. three months ended October 2, 2016
Other business activities net loss increased by $6 million, or 8%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, reflecting an increase in variable R&D expenses driven by higher project spending and the inclusion of the veterinary diagnostics business acquired in 2016 and the Irish biologic therapeutics business acquired in 2017, as well as higher compensation-related expenses.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Other business activities net loss increased by $5 million, or 2% in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, reflecting an increase in variable R&D expenses driven by higher project spending and the inclusion of the veterinary diagnostics business acquired in 2016 and the Irish biologic therapeutics business acquired in 2017, partially offset by a reduction in fixed R&D spending driven by our operational efficiency initiative.
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

Three months ended October 1, 2017 vs. three months ended October 2, 2016
Corporate expenses decreased by $16 million, or 10%, in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, primarily due to a decrease in certain compensation costs not allocated to our operating segments and a reduction in expenses driven by our operational efficiency initiative.
Other unallocated expenses increased by $22 million, or 41% in the three months ended October 1, 2017, compared with the three months ended October 2, 2016, primarily due to higher global manufacturing and supply costs and the unfavorable impact of foreign exchange.
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Corporate expenses decreased by $62 million, or 12%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, primarily due to the favorable impact of foreign exchange, a decrease in certain compensation costs not allocated to our operating segments and a reduction in expenses driven by our operational efficiency initiative.
Other unallocated expenses increased by $114 million, or 97%, in the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, primarily due to timing of the recognition of certain manufacturing and supply costs, the unfavorable impact of foreign exchange and higher global manufacturing and supply costs.
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

37 |

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

38 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change	2017	2016	Change
GAAP reported net income attributable to Zoetis	$298	$239	25	$783	$667	17
Purchase accounting adjustments—net of tax	16	18	(11)	50	45	11
Acquisition-related costs—net of tax	4	—	*	5	4	25
Certain significant items—net of tax	4	1	*	6	27	(78)
Non-GAAP adjusted net income(a)	$322	$258	25	$844	$743	14
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 28.7% and 31.6% for the three months ended October 1, 2017 and October 2, 2016, respectively. The lower effective tax rate for the three months ended October 1, 2017, compared with the three months ended October 2, 2016, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.

The effective tax rate on adjusted pretax income is 28.5% and 31.3% for the nine months ended October 1, 2017, and October 2, 2016, respectively. The lower effective tax rate for the nine months ended October 1, 2017, compared with the nine months ended October 2, 2016, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and a $8 million and $7 million discrete tax benefit recorded in 2017 and 2016, respectively, related to the excess tax benefits for share-based payments recognized as a component of Provision for taxes on income.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
	2017	2016	Change	2017	2016	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.61	$0.48	27	$1.59	$1.34	19
Purchase accounting adjustments—net of tax	0.02	0.04	(50)	0.10	0.09	11
Acquisition-related costs—net of tax	0.01	—	—	0.01	0.01	—
Certain significant items—net of tax	0.01	—	—	0.01	0.05	(80)
Non-GAAP adjusted EPS—diluted	$0.65	$0.52	25	$1.71	$1.49	15
Certain amounts and percentages may reflect rounding adjustments.

(a)	Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, RSUs, PSUs and DSUs.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Interest expense, net of capitalized interest	$43	$41	$125	$125
Interest income	3	2	8	6
Income taxes	129	118	336	337
Depreciation	33	34	100	96
Amortization	4	3	13	12

39 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Purchase accounting adjustments:
Amortization and depreciation(a)	$21	$18	$61	$57
Cost of sales(b)	2	7	5	22
Total purchase accounting adjustments—pre-tax	23	25	66	79
Income taxes(c)	7	7	16	34
Total purchase accounting adjustments—net of tax	16	18	50	45
Acquisition-related costs:
Integration costs	2	—	4	2
Restructuring costs(d)	4	—	4	—
Other	—	—	—	1
Total acquisition-related costs—pre-tax	6	—	8	3
Income taxes(c)	2	—	3	(1)
Total acquisition-related costs—net of tax	4	—	5	4
Certain significant items:
Operational efficiency initiative(e)	(1)	9	4	(36)
Supply network strategy(f)	8	2	7	13
Other restructuring charges and cost-reduction/productivity initiatives	—	—	—	(1)
Certain asset impairment charges(g)	—	1	—	1
Stand-up costs(h)	—	1	—	18
Other(i)	—	3	(1)	4
Total certain significant items—pre-tax	7	16	10	(1)
Income taxes(c)	3	15	4	(28)
Total certain significant items—net of tax	4	1	6	27

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$24	$19	$61	$76
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments for the nine months ended October 1, 2017, also includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates and a net tax charge related to prior period tax adjustments. Income taxes in Purchase accounting adjustments for the nine months ended October 2, 2016, includes a tax benefit related to the revaluation of deferred taxes as a result of a change in tax rates.

Income taxes in Acquisition-related costs for the nine months ended October 2, 2016, includes a tax charge related to the acquisition of certain assets of Abbott Animal Health.

Income taxes in Certain significant items for the nine months ended October 1, 2017, also includes a net charge of approximately $1 million related to the revaluation of the company’s deferred tax assets and liabilities, using the rates expected to be in place at the time of the reversal. Income taxes in Certain significant items for the nine months ended October 2, 2016, includes: (i) a net tax benefit of approximately $7 million recorded in the third quarter of 2016, related to a revaluation of the company's deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the implementation of certain operational changes; and (ii) a net tax charge of approximately $38 million recorded in the first half of 2016, related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. This net charge represents the recovery of prior tax benefits for the periods 2013 through 2015 offset by the revaluation of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal, and does not include any benefits associated with a successful appeal of the decision.

(d)	For the three and nine months ended October 1, 2017, represents employee termination costs related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.

(e)
For the three months ended October 1, 2017, represents employee termination costs of $1 million, a reversal of $1 million related to exit costs, and an adjustment to the net gain related to sales of certain manufacturing sites and products of $1 million. For the nine months ended October 1, 2017, represents consulting fees of $1 million, employee termination costs of $2 million, and a net loss related to sales of certain manufacturing sites and products of $1 million.

For the three months ended October 2, 2016, includes inventory write-offs of $1 million, consulting fees of $4 million, employee termination costs of $3 million, and exit costs of $1 million. For the nine months ended October 2, 2016, includes inventory write-offs of $1 million, accelerated depreciation of $1 million, consulting fees of $11 million, a reduction in employee termination accruals of $26 million reversal, exit costs of $4 million, and a net gain related to divestitures of $27 million.

40 |

(f)
For the three months ended October 1, 2017, represents consulting fees of $2 million, employee termination costs of $2 million, a net loss of $5 million related to sales of certain manufacturing sites and products, including the anticipated disposal of our manufacturing site in Guarulhos, Brazil, and an adjustment of $1 million related to the requirement to cease depreciation of assets, located at our manufacturing site in Guarulhos Brazil, that are currently classified as held for sale. For the nine months ended October 1, 2017, represents accelerated depreciation of $2 million, consulting fees of $4 million, a reversal of previously accrued employee terminations costs of $3 million, a net loss of $5 million related to sales of certain manufacturing sites and products, including the anticipated disposal of our manufacturing site in Guarulhos, Brazil, and an adjustment of $1 million related to the requirement to cease depreciation of assets, located at our manufacturing site in Guarulhos Brazil, that are currently classified as held for sale.

For the three months ended October 2, 2016, represents accelerated depreciation. For the nine months ended October 2, 2016, includes accelerated depreciation charges of $4 million, consulting fees of $3 million and employee termination costs of $6 million.

(g)	For the three and nine months ended October 2, 2016, represents an impairment of finite-lived trademarks related to a canine pain management product.

(h)
Certain nonrecurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

(i)
For the nine months ended October 1, 2017, primarily represents costs associated with changes to our operating model of $3 million, and income of $4 million related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016.

For the three and nine months ended October 2, 2016, represents costs associated with changes to our operating model.

41 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(MILLIONS OF DOLLARS)	2017	2016	2017	2016
Cost of sales:
Purchase accounting adjustments	$2	$7	$5	$22
Accelerated depreciation	—	2	2	4
Inventory write-offs	—	1	—	1
Consulting fees	2	—	4	3
Stand-up costs	—	(3)	—	(1)
Other	(1)	—	—	—
Total Cost of sales	3	7	11	29

Selling, general & administrative expenses:
Purchase accounting adjustments	1	1	4	4
Accelerated depreciation	—	—	—	1
Consulting fees	—	4	1	11
Stand-up costs	—	4	—	19
Other	—	3	2	4
Total Selling, general & administrative expenses	1	12	7	39

Research & development expenses:
Purchase accounting adjustments	1	—	2	1
Total Research & development expenses	1	—	2	1

Amortization of intangible assets:
Purchase accounting adjustments	19	17	55	52
Total Amortization of intangible assets	19	17	55	52

Restructuring (reversals)/ charges and certain acquisition-related costs:
Integration costs	2	—	4	2
Employee termination costs	7	3	3	(20)
Exit costs	(1)	1	—	3
Total Restructuring (reversals)/ charges and certain acquisition-related costs	8	4	7	(15)

Other (income)/deductions—net:
Net loss/(gain) on sale of assets	4	—	6	(27)
Acquisition-related costs	—	—	—	1
Asset impairments	—	1	—	1
Other	—	—	(4)	—
Total Other (income)/deductions—net	4	1	2	(25)

Provision for taxes on income	12	22	23	5

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$24	$19	$61	$76
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

42 |

Analysis of the condensed consolidated balance sheets
October 1, 2017 vs. December 31, 2016
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
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending, offset by depreciation expense and a reclassification to Assets Held for Sale as a result of an agreement to sell our manufacturing site in Guarulhos, Brazil. See Notes to Condensed Consolidated Financial Statements—Note 4. Acquisitions and Divestitures: Assets Held for Sale
Identifiable intangible assets, less accumulated amortization increased primarily due to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, as well as the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, and the acquisition of a Norwegian fish vaccination company, both in the first quarter of 2017, and the impact of foreign exchange. This was partially offset by amortization expense. See Notes to Condensed Consolidated Financial Statements— Note 10. Goodwill and Other Intangible Assets.
Goodwill increased as a result of the impact of foreign exchange, as well as the acquisition of an Irish biologic therapeutics company, and the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, partially offset by the reclassification to Assets Held for Sale as a result of an agreement to sell our manufacturing site in Guarulhos, Brazil. See Notes to Condensed Consolidated Financial Statements— Note 4. Acquisitions and Divestitures: Assets Held for Sale and Note 10. Goodwill and Other Intangible Assets.
The net changes in Deferred tax assets, Deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the nine months of 2017, as well as the impact of the revaluation of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.
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
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	October 1,	October 2,	%
(MILLIONS OF DOLLARS)	2017	2016	Change
Net cash provided by (used in):
Operating activities	$738	$427	73
Investing activities	(216)	(155)	39
Financing activities	716	(775)	*
Effect of exchange-rate changes on cash and cash equivalents	16	—	*
Net increase (decrease) in cash and cash equivalents	$1,254	$(503)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Net cash provided by operating activities was $738 million for the nine months ended October 1, 2017, compared with net cash provided by operating activities of $427 million for the nine months ended October 2, 2016. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and higher income before allocation to noncontrolling interests, partially offset by higher U.S. income tax payments.

43 |

Investing activities
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Our net cash used in investing activities was $216 million for the nine months ended October 1, 2017, compared with net cash used in investing activities of $155 million for the nine months ended October 2, 2016. The net cash used in investing activities for 2017 was due primarily to purchases of property, plant and equipment and the acquisitions of an Irish biologic therapeutics company and a Norwegian fish vaccination company. The net cash used in investing activities for 2016 was due primarily to purchases of property, plant and equipment and the acquisition of a livestock business in South America, partially offset by proceeds from the sale of certain manufacturing sites and products as part of the operational efficiency initiative.
Financing activities
Nine months ended October 1, 2017 vs. nine months ended October 2, 2016
Our net cash provided by financing activities was $716 million for the nine months ended October 1, 2017, compared with net cash used in financing activities of $775 million for the nine months ended October 2, 2016. The net cash provided by financing activities for 2017 was primarily attributable to proceeds received from the issuance of senior notes in September 2017, partially offset by the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2016 was due primarily to the senior note payment in February 2016, the purchase of treasury shares, the payment of dividends, and the contingent consideration payment to Abbott.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	October 1,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
Cash and cash equivalents	$1,981	$727
Accounts receivable, net(a)	1,009	913
Short-term borrowings	—	—
Current portion of long-term debt	750	—
Long-term debt	4,952	4,468
Working capital	3,148	2,273
Ratio of current assets to current liabilities	2.80:1	3.03:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the nine months ended October 1, 2017, compared with December 31, 2016, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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

44 |

We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of October 1, 2017, we had access to $77 million of lines of credit which expire at various times throughout 2017 and 2018 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of October 1, 2017 and December 31, 2016.
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
Debt
On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. These notes are comprised of $750 million aggregate principal amount of 3.000% senior notes due 2027 and $500 million aggregate principal amount of 3.950% senior notes due 2047. Net proceeds from this offering were partially used in October 2017 to repay, prior to maturity, the principal (including a make-whole amount) of our 1.875% senior notes due 2018 in the aggregate principal amount of $750 million. The remainder of the net proceeds will be used for general corporate purposes.
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
The 2013, 2015 and 2017 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which (if not cured or waived), the 2013, 2015 and 2017 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015 and 2017 senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015 and 2017 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015 and 2017 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015 and 2017 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt, including current portion of long-term debt, follow:

Description	Principal Amount	Interest Rate	Terms
2013 Senior Note due 2018(a)	$750 million	1.875%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2018
2015 Senior Note due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
2013 Senior Note due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Note due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2017 Senior Note due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2013 Senior Note due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Note due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
(a) In October 2017, we redeemed our 1.875% senior notes due 2018, prior to maturity, for $754 million, including a make-whole premium and accrued interest.

45 |

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
The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa1	Stable	August 2017
S&P	A-2	BBB	Stable	December 2016
Contractual Obligations
In the first quarter of 2017, we entered into a five-year purchase agreement related to contract manufacturing. Payments due under this purchase obligation as of October 1, 2017, are set forth below:

(MILLIONS OF DOLLARS)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Purchase obligation	$65	$9	$23	$33	$—
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first nine months of 2017, approximately six million shares were repurchased. As of October 1, 2017, there was approximately $1.1 billion remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 1, 2017, or December 31, 2016, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of October 1, 2017.
In August 2017, the FASB issued an accounting standards update which amends the hedge accounting recognition and presentation requirements and allows for more hedging strategies to be eligible for hedge accounting. Recognition of periodic hedge effectiveness will no longer be required for cash flow and net investment hedges and companies may elect to perform subsequent hedge effectiveness assessments qualitatively. The update also clarifies that the change in fair value of a derivative must be recorded in the same income statement line item as the earnings effect of the hedged item and introduces additional disclosure requirements including cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items. The provisions of the update are effective beginning January 1, 2019 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.
In March 2017, the FASB issued an accounting standards update to simplify and improve the reporting of net periodic pension benefit cost by requiring only present service cost to be presented in the same line item as other current employee compensation costs while remaining components of net periodic benefit cost would be presented within Other (income)/deductions—net outside of operations. We plan to adopt this guidance as of January 1, 2018, and do not expect that the new standard will have a significant impact on our consolidated financial statements.
In October 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update that will require the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. Early adoption is permitted beginning on January 1, 2017. We plan to adopt this guidance as of January 1, 2018, the required effective date, and do not expect that the new standard will have a significant impact on our consolidated financial statements.
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

46 |

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

47 |

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
Our financial instrument holdings at October 1, 2017, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at October 1, 2017, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $54 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $37 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Foreign Exchange Risk.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. At October 1, 2017, there was no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of October 1, 2017, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
For example, in December 2013, the FDA announced final guidance establishing procedures for the voluntary phase-out in the United States over a three-year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. As part of those efforts, stricter regulations governing the administration of medically important antibiotics have recently come into effect. As of January 1, 2017, the use of medically important antibiotics in the water or feed of food production animals now requires written authorization by a licensed veterinarian under the FDA guidance and the related rule known as the Veterinary Feed Directive. As a result of the implementation by livestock producers of the FDA’s guidance and the Veterinary Feed Directive, we have seen a negative impact on revenue in the U.S. on certain medicated feed additive products for both cattle and swine in the first nine months of 2017 and expect this trend to continue for the remainder of 2017. If these regulations continue to negatively affect our U.S. cattle and swine medicated feed additive revenue, our future operating results could be negatively impacted.
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
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl® chewable product. As a result, sales of our Rimadyl chewable product in the U.S. decreased by approximately 6% in 2016. If animal health customers increase their use of new or existing generic products, our operating results and financial condition could be materially adversely affected.
Over the next several years, several of our products' patents will expire. The active ingredient of Draxxin®, tulathromycin, is covered by both compound and formulation patents in the United States, Europe, Canada, Australia and other key markets, with terms that expire between May 2019 and January 2021 in the United States, between November 2018 and November 2020 in Europe, and between May 2018 and November 2020 in Canada and Australia. Several patents covering the ceftiofur antibiotic product line (Excede®) began expiring in the United States in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. The compound patent for the

50 |

selamectin, the active ingredient in our parasiticide Revolution®, expired in 2014. Again, we have process and formulation patents covering this product which expire in important markets in 2018 and 2019, respectively. The ceftiofur product line and our next three top selling products, Revolution, Draxxin and Apoquel®, contributed approximately 25% of our revenue in 2016. In addition, the patent for the active ingredient of Convenia® has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and September 2023. The patent for the active ingredient of Cerenia® has expired in Europe and other countries but does not expire in the United States until December 2017. However, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. A generic version of Cerenia has recently been registered in Europe. The patent relating to the formulation of Orbeseal® expires in December 2017. Zoetis typically enforces all of its patents.
Risks related to manufacturing
We rely on third parties to provide us with materials and services, and are subject to increased labor and material costs and potential disruptions in supply.
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
In addition, certain third-party suppliers are the sole or exclusive source of certain materials and services necessary for production of our products. We may be unable to meet demand for certain of our products if any of our third-party suppliers cease or interrupt operations, fail to renew contracts with us or otherwise fail to meet their obligations to us.
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

51 |

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
Finally, there has been recent political instability in Catalonia, which depending on the outcome could impact our R&D and manufacturing operations in Olot, Spain.
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
The new administration in the United States has called for comprehensive tax reform in the U.S. which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. Changes to the tax system in the United States, particularly the potential mandatory deemed repatriation tax, could have a material impact to our financial statements. As of October 2017, the cumulative amount of non-U.S. undistributed earnings was approximately $4.5 billion, which includes an allocation of non-U.S. undistributed earnings from Pfizer as a result of the separation on June 24, 2013. The potential impact of the mandatory deemed repatriation proposal is uncertain as the direction of comprehensive tax reform is being contemplated under the new administration in the United States. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.
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

52 |

Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of October 1, 2017, we had approximately $5.75 billion of total unsecured indebtedness outstanding. In addition, we have entered into an agreement for a five-year revolving credit facility and a commercial paper program each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
October 1, 2017:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 3 - July, 30, 2017	549,823	$62.67	548,880	$1,215,819,371
July 31 - August, 27, 2017	688,449	$61.35	687,934	$1,173,604,800
August 28 - October 1, 2017	763,912	$63.57	761,087	$1,125,202,790
	2,002,184	$62.56	1,997,901	$1,125,202,790

(a)
The company repurchased 4,283 shares during the three-month period ended October 1, 2017, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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

Zoetis Inc.

November 2, 2017	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

November 2, 2017	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

54 |