Form 10-K
period 2017-12-31
Zoetis Inc.
filed 2018-02-15
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $30,545 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 9, 2018 was 485,253,713 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders (hereinafter referred to as the “2018 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. We have a diversified business, commercializing products across eight core species: cattle, swine, poultry, fish and sheep (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives and other pharmaceuticals. For more than 60 years, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (2017 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2017 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
Operating Segments
The animal health medicines and vaccines market is characterized by meaningful differences in customer needs across different regions. This is due to a variety of factors, including:

•	economic differences, such as standards of living in developed markets as compared to emerging markets;

•	cultural differences, such as dietary preferences for different animal proteins, pet ownership preferences and pet care standards;

•	epidemiological differences, such as the prevalence of certain bacterial and viral strains and disease dynamics;

•	treatment differences, such as utilization of different types of medicines and vaccines, as well as the pace of adoption of new technologies;

•	environmental differences, such as seasonality, climate and the availability of arable land and fresh water; and

•	regulatory differences, such as standards for product approval and manufacturing.
As a result of these differences, among other things, we organize and operate our business in two segments:

•	United States with revenue of $2,620 million, or 49% of total revenue for the year ended December 31, 2017; and

•	International with revenue of $2,643 million, or 50% of total revenue for the year ended December 31, 2017.
Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization provides contract manufacturing services to third parties and represented approximately 1% of our total revenue for the year ended December 31, 2017.

1 |

Our 2017 revenue for the United States and key international markets, together with the percentage of revenue attributable to livestock and companion animal products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Livestock	Companion Animal
United States	$2,620	47%	53%
Australia	$176	62%	38%
Brazil	$300	80%	20%
Canada	$184	59%	41%
China	$174	67%	33%
France	$121	60%	40%
Germany	$137	50%	50%
Italy	$89	49%	51%
Japan	$138	46%	54%
Mexico	$86	84%	16%
Spain	$93	71%	29%
United Kingdom	$149	43%	57%
Other Developed	$339	66%	34%
Other Emerging	$657	83%	17%

For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:
Notes to Consolidated Financial Statements— Note 18A. Segment, Geographic and Other Revenue Information—Segment Information. Our 2017 reported revenue for each segment, by species, is as follows:

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
Our livestock products primarily help prevent or treat diseases and conditions to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive increased demand for improved nutrition, particularly animal protein. Second, population growth leads to increased natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve, there is increased focus on food quality and safety. Livestock products represented approximately 57% of our revenue for the year ended December 31, 2017.
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines and vaccines sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, receiving increased medical treatment and benefiting from advances in animal health medicines and vaccines. Companion animal products represented approximately 42% of our revenue for the year ended December 31, 2017.
In addition, our CSS organization provides contract manufacturing services to third parties and represented 1% of our total revenue for the year ended December 31, 2017.
Our major product categories are:

•	anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;

•	vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;

•	parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;

•	medicated feed additives: products added to animal feed that provide medicines to livestock; and

•	other pharmaceutical products: allergy and dermatology, pain and sedation, antiemetic, reproductive, and oncology products.
Our remaining revenue is derived from other product categories, such as nutritionals and agribusiness, as well as products and services in complementary areas, including biodevices, diagnostics and genetics.
As part of our growth strategy, through our research and development (R&D) group, we focus on the discovery and development of new chemical and biological entities, as well as product lifecycle innovation. Historically, a substantial portion of our products and revenue has been the result of product lifecycle innovation where we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. For example, the first product in our ceftiofur line was an anti-infective approved for treating bovine respiratory disease (BRD) in cattle that was administered via intramuscular injection. Through follow-on studies and reformulations, we have expanded the product line into additional cattle claims and administration routes, as well as other species and regions. The ceftiofur product line currently includes the brands Excede®, Excenel®, Naxcel® and Spectramast®.
Examples of our first-in-class and/or best-in-class products that we have launched in recent years and products that we believe may represent platforms for future product lifecycle innovation include (listed alphabetically):

•
Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we launched Apoquel in all key markets including the United States, Europe, Japan, Brazil, and Australia;

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

•
Cytopoint®, the first canine monoclonal antibody to help reduce the clinical signs such as itching of atopic dermatitis in dogs of any age, licensed in the United States in 2016 and Canada, the European Union and New Zealand in 2017. An injection given once every four to eight weeks, Cytopoint neutralizes interleukin - 31, a protein that has been demonstrated to trigger itching in dogs.

•
Fostera® PCV MH was introduced in November 2013 in the United States and approved in the European Union in 2015 and Australia in 2017. It was developed to help protect pigs from porcine circovirus-associated disease (PCVAD) and enzootic pneumonia caused by M. hyopneumoniae (M. hyo). The one-bottle formulation of Fostera PCV MH allows the convenience of a one-dose program or the flexibility of a two-dose program. The Fostera franchise also includes Fostera/Suvaxyn® PRRS, which was approved in the United States in 2015 and in Taiwan, Vietnam and European Union countries in 2017. This vaccine offers protection against both the respiratory and reproductive forms of disease caused by porcine reproductive and respiratory syndrome (PRRS) virus.

•
Improvac®/Improvest®/Vivax®, a protein product that works like an immunization, is currently the only product that provides a safe and effective alternative to physical castration to manage unpleasant aromas that can occur when cooking pork; launched in Australia and New Zealand in 2004, in Brazil in 2007, in certain European countries beginning in 2008, and in the United States in 2011;

3 |

•
Inforce®3, the first vaccine for cattle that prevents respiratory disease caused by bovine respiratory syncytial virus (BRSV) while also aiding in the prevention of infectious bovine rhinotracheitis (IBR) and parainfluenza 3 (PI 3), launched in 2010;

•
Simparica® (sarolaner) Chewables, a monthly chewable tablet for dogs to control fleas and ticks, was approved in the European Union and New Zealand in 2015, the United States, Canada, Australia, and Brazil (Simparic) in 2016, and Japan along with multiple additional European, Latin American and Asia Pacific markets in 2017. Building on this franchise, in 2017, Zoetis received European Commission approval for Stronghold® Plus (selamectin/sarolaner), a topical combination product that treats ticks, fleas, ear mites, lice and gastrointestinal worms and prevents heartworm disease in cats;

•
Vanguard® is a market leading vaccine line for dogs intended to help prevent a range of diseases. In recent years, Zoetis has added new and innovative enhancements to its Vanguard line with Vanguard crLyme, Vanguard Rapid Resp Intranasal, Vanguard B Oral, and Vanguard CIV H3N2/H3N8.

We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first equine vaccine for West Nile virus in the United States and European Union; the first swine vaccine for pandemic H1N1 influenza virus in the United States; the first fully licensed vaccine to help reduce disease caused by the Georgia 08 variant of infectious bronchitis virus (IBV) in poultry; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the United States, and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the United States. Examples also include the first and only vaccine to aid in the prevention of clinical symptoms of the disease caused by Hendra virus in horses, a serious zoonotic disease identified in Australia that can be fatal to horses and people; a conditionally licensed vaccine in the United States for use in poultry as an aid in the prevention of avian influenza virus H5N1; the first centrally-authorized vaccine in the European Union to reduce viremia associated with Schmallenberg virus infection in cattle and sheep; and the first live recombinant marker vaccine in the European Union and United States to prevent mortality and reduce infection caused by Classical Swine Fever in pigs. Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for health products in aquaculture. In 2017, Pharmaq added to its leading Alpha Ject® vaccine line with Alpha Ject® micro 1 PD vaccine, an efficacious and safe monovalent vaccine against Pancreas Disease (PD), the most economically damaging viral disease for the Norwegian, Scottish and Irish salmon farming industries, proven to be suitable for co-injection with other Pharmaq vaccines.
Our diverse portfolio also includes diagnostics products such as the Witness® and Serelisa® lines of immunodiagnostic kits. In 2017, we expanded both product lines with the launch of Witness Lepto (canine) in the United States and the launch of Witness FeLV FIV Heartworm (feline) globally. We also expanded our Serelisa® laboratory kit line with Serelisa PEDv (swine) for porcine epidemic diarrhea virus and Serelisa BVDv (cattle), which provides additional disease detection capabilities for bovine viral diarrhea virus.
In 2017, our top two selling products, Apoquel® and the ceftiofur line, each contributed approximately 7% of our revenue, and combined with our next two top selling products, Draxxin® and Revolution®, these four contributed approximately 25% of our revenue. Our top ten product lines contributed 39% of our revenue.

4 |

Our product lines and products that represented approximately 1% or more of our revenue in 2017, which comprise 57% of our total revenue, are as follows (listed alphabetically):
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

Vaccines
Bovi-Shield® line
Aids in preventing diseases, including infectious bovine rhinotracheitis (IBR), bovine viral diarrhea (BVD) Types 1 and 2, parainfluenza 3 (PI 3), bovine respiratory syncytial virus (BRSV), and leptospirosis caused by Leptospira borgpetersenii, L.canicola, L grippotyphosa, L. hardjo, L. icterohaemorrhagiae, and L. pamona, depending on formulation
Cattle
Improvac / Improvest / Vivax	Reduces boar taint, as an alternative to surgical castration	Swine
Rispoval® line	Aids in preventing three key viruses involved in cattle pneumonia-BRSV, PI 3 virus and BVD-viruses as well as other respiratory diseases, depending on formulation	Cattle
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
Dogs

Parasiticides
ProHeart®	Prevents heartworm infestation; also for treatment of existing larval and adult hookworm infections	Dogs
Revolution® / Stronghold®	An antiparasitic for protection against fleas, heartworm disease and ear mites in cats and dogs; sarcoptic mites and American dog tick in dogs and roundworms and hookworms for cats	Cats, dogs
Simparica®	A monthly chewable tablet for dogs to control fleas and ticks	Dogs

Other
Apoquel®	A selective inhibitor of the Janus Kinase 1 enzyme that controls pruritus associated with allergic dermatitis and control of atopic dermatitis in dogs at least 12 months of age	Dogs
Cerenia®	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs	Cats, dogs
Cytopoint®	An injectable to help reduce the clinical signs such as itching of atopic dermatitis in dogs of any age	Dogs
Rimadyl®	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs
International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the United States accounted for 50% of our total revenue for the year ended December 31, 2017. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and Mexico, emerging markets contributed 23% of our revenue for the year ended December 31, 2017.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including through the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to human health. As of December 31, 2017, our sales organization consisted of approximately 2,900 employees.
Our livestock and companion animal products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through local agricultural and farming retail outlets, pharmacies and pet stores. We also market our products by advertising to veterinarians, livestock producers and pet owners.

6 |

Customers
We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork and poultry operations, and to veterinarians, third-party veterinary distributors and retail outlets that then typically sell the products to livestock producers. We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. Our two largest customers, both distributors, represented approximately 14% and 7%, respectively, of our revenue for the year ended December 31, 2017, and no other customer represented more than 6% of our revenue for the same period.
Research and Development
Our research and development (R&D) operations are comprised of a dedicated veterinary medicine R&D organization, research alliances and other operations focused on the development, registration and regulatory maintenance of our products. We incurred R&D expense of $382 million in 2017, $376 million in 2016 and $364 million in 2015.
Our R&D efforts are comprised of more than 200 programs and reflect our commitment to develop better solutions. We create new insights for preventing and treating disease, and maximizing healthy performance, that result in the development of new platforms of knowledge which become the basis for continuous innovation. Leveraging internal discoveries, complemented by diverse external research collaborations, results in the delivery of novel vaccine, pharmaceutical and biopharmaceutical products to help our customers face their toughest challenges. While the development of new chemical and biological entities through new product R&D plays a critical role in our growth strategies, a significant share of our R&D investment (including regulatory functions) is focused on product lifecycle innovation. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. We also create opportunities to optimize solutions through our extensive capabilities in diagnostics and genetics research, ensuring we can help our customers predict, prevent, detect and treat a variety of conditions.
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
As of December 31, 2017, we employed approximately 1,000 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Louvain-la-Neuve, Belgium; Campinas, Brazil; Olot, Spain; Kalamazoo, Michigan; and Lincoln, Nebraska, United States. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; São Paulo, Brazil; Beijing, China; Navi Mumbai, India; and Durham, North Carolina, United States. We also maintain R&D operations in Farum, Denmark, Suzhou, China; Thanh Binh, Vietnam; Hong Ngu, Vietnam; and Oslo, Norway, related to our acquisitions of Pharmaq and Scandinavian Micro Biodevices. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents.
Manufacturing and Supply Chain
Our products are manufactured at both sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 25 sites.

7 |

Our global manufacturing network is comprised of the following sites:

Site	Location	Site	Location
Campinas	Brazil	Melbourne	Australia
Catania	Italy	Olot	Spain
Charles City	Iowa, U.S.	Oslo	Norway
Chicago Heights	Illinois, U.S.	Overhalla	Norway
Durham	North Carolina, U.S.	Rathdrum(b)	Ireland
Eagle Grove	Iowa, U.S.	Salisbury	Maryland, U.S.
Farum	Denmark	San Diego	California, U.S.
Jilin(a)	China	Suzhou	China
Kalamazoo	Michigan, U.S.	Tullamore(c)	Ireland
Lincoln	Nebraska, U.S.	Wellington	New Zealand
London	Ontario, Canada	White Hall	Illinois, U.S.
Louvain-la-Neuve	Belgium	Willow Island	West Virginia, U.S.
Medolla	Italy

(a)	In September 2017, Zoetis acquired the remaining noncontrolling interest in our China joint venture, Jilin Zoetis Guoyan Animal Health Company, Ltd.

(b)	In September 2017, Zoetis completed the purchase of a manufacturing facility in Rathdrum, Ireland. We are investing in this facility and expect it to be ready for commercial production in 2020.

(c)	In July 2017, Zoetis acquired a biologic therapeutics company in Ireland. We will be investing in this facility to prepare it for commercial production.
We own all of these sites, with the exception of our facilities in Medolla (Italy), Melbourne (Australia), San Diego, California (U.S.) and Tullamore (Ireland), which are leased sites.
In addition to our global manufacturing network and our CMOs, Pfizer continues to manufacture products for us at four Pfizer sites pursuant to a master manufacturing and supply agreement.
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2017, this network was comprised of approximately 180 CMOs, including those centrally managed as well as local CMOs.
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
We intend to continue our efficiency improvement programs in our manufacturing and supply chain organization, including Six Sigma and Lean capabilities, which are processes intended to improve manufacturing efficiency. We have strong globally managed and coordinated quality control and quality assurance programs in place at our global manufacturing network sites, and we regularly inspect and audit our global manufacturing network and CMO sites. As a result of a review of our global manufacturing and supply network, we have announced plans to exit or sell certain sites and have exited eight manufacturing sites since 2015, including Yantai (China) and Guarulhos (Brazil) in 2017. See Operational Efficiency Program and Supply Network Strategy.
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
Our primary competitors include animal health medicines and vaccines companies such as Boehringer Ingelheim Animal Health Inc., the animal health division of Boehringer Ingelheim GmbH, which acquired Merial, former animal health division of Sanofi S.A., in January 2017; Merck Animal Health, the animal health division of Merck & Co., Inc.; Elanco, the animal health division of Eli Lilly and Company; and Bayer Animal Health, the animal health division of Bayer AG. There are also several new start-up companies working in the animal health area. In addition, we compete with hundreds of other producers of animal health products throughout the world.
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
Our product portfolio enjoys the protection of approximately 5,200 granted patents and 1,700 pending patent applications, filed in more than 60 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the United States, as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and are licensed to Zoetis.
Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The active ingredient of Draxxin, tulathromycin, is covered by both compound and formulation patents in the United States, Europe, Canada, Australia and other key markets, with terms that expire between May 2019 and January 2021 in the United States, between November 2018 and November 2020 in Europe, and between May 2018 and November 2020 in Canada and Australia. Several patents covering the ceftiofur antibiotic product line (Excede) began expiring in the United States in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. The compound patent for selamectin, the active ingredient in our parasiticide Revolution, expired in 2014. Again, we have process and formulation patents covering this product which expire in important markets in 2018 and 2019, respectively. The patent for the active ingredient of Convenia has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023. The patent for the active ingredient of Cerenia has expired, however, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. The patent relating to the formulation of Orbeseal expired in December 2017. Zoetis typically enforces all of its patents.
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
Operational Efficiency Program and Supply Network Strategy
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit 10 manufacturing sites over the long term. As of December 31, 2017, we divested or exited three U.S. manufacturing sites, four international manufacturing sites, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes.
As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. In 2016, the operations of the Guarulhos, Brazil manufacturing site, including approximately 300 employees, were transferred to us from Pfizer, which increased our range of planned reduction in certain positions to 2,300 to 2,800. Including divestitures, as of December 31, 2017, approximately 2,600 positions have been eliminated. The comprehensive operational efficiency program is substantially complete, however in the fourth quarter of 2017, we expanded the supply network strategy initiative which increases our planned reductions in certain positions by 40. We expect these additional reductions related to our supply network strategy to take place over the next twelve months, and the remainder of the reductions from the initial plan to take place through divestitures over the next several years.
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

9 |

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

10 |

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

Employees
As of December 31, 2017, we had approximately 9,200 employees worldwide, which included approximately 3,950 employees in the United States and approximately 5,250 in other jurisdictions. Some of these employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements, including approximately 50 union employees in the United States.
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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2017 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:

•	environmental-related capital expenditures - approximately $6 million; and

•	other environmental-related expenditures - approximately $9 million.
However, we may not have identified all of the potential environmental liabilities relating to our current and former properties, or those liabilities associated with off-site disposal locations. Such liability could have a material adverse effect on our operating results and financial condition. Furthermore, regulatory agencies are showing increasing concern over the impact of animal health products and livestock operations on the environment. This increased regulatory scrutiny may necessitate that additional time and resources be spent to address these concerns in both new and existing products.
In connection with past acquisitions and divestitures, we have undertaken certain indemnification obligations that require us, or may require us in the future, to conduct or finance environmental cleanups at sites that we no longer own or operate. We have also entered into indemnification agreements

11 |

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
Also available on our website is information relating to corporate governance at Zoetis and our Board of Directors, including as follows: our Corporate Governance Principles; Director Qualification Standards; Zoetis Code of Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller); Code of Business Conduct and Ethics for our Directors; Board Committees and Committee Charters; and ways to communicate by email with our Directors. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Zoetis Inc., 10 Sylvan Way, Parsippany, New Jersey 07054. Information relating to shareholder services is also available on our website. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards affecting our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules.
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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2017 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.
Item 1A. Risk Factors.
In addition to the other information set forth in this 2017 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to our 2018 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, our agreements with Pfizer, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
Risks related to our business and industry
Restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.2 billion for the year ended December 31, 2017.

12 |

For example, in December 2013, the FDA announced final guidance establishing procedures for the voluntary phase-out in the United States over a three-year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. As part of those efforts, stricter regulations governing the administration of medically important antibiotics have recently come into effect. As of January 1, 2017, the use of medically important antibiotics in the water or feed of food production animals now requires written authorization by a licensed veterinarian under the FDA guidance and the related rule known as the Veterinary Feed Directive. As a result of the implementation by livestock producers of the FDA guidance and the Veterinary Feed Directive, we have seen a negative impact on revenue in the U.S. on certain medicated feed additive products for both cattle and swine in 2017. If these regulations continue to negatively affect our U.S. cattle and swine medicated feed additive revenue, our future operating results could be negatively impacted.
In addition, other countries, such as France and Vietnam, have passed restrictions or bans on antibiotic use.
In certain markets, there has been an increase in consumer preference towards proteins produced without the use of antibiotics.
We cannot predict whether antibacterial resistance concerns will result in additional restrictions or bans, expanded regulations, public pressure to discontinue or reduce use of antibacterials in food-producing animals or increased consumer preference for antibiotic-free protein, any of which could materially adversely affect our operating results and financial condition.
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
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. In recent years, outbreaks of various diseases, including avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) and porcine epidemic diarrhea virus (otherwise known as PEDv), have impacted the animal health business. The discovery of additional cases of any of these, or new, diseases may result in additional restrictions on animal proteins, reduced herd sizes, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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

13 |

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
Our results of operations are dependent upon the success of our top products.
If any of our top products experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects, regulatory proceedings, labeling changes, negative publicity, changes to veterinarian or customer preferences, and/or disruptive innovations or the introduction of more effective products, our revenues could be negatively impacted, perhaps significantly. Our top four products, Apoquel, the ceftiofur product line, Draxxin and Revolution, contributed approximately 25% of our revenue in 2017. Any issues with these top products would have a more significant impact to our results of operations.
Modification of U.S. foreign trade policy may harm our U.S. livestock product customers.
Changes in U.S. laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our operating results. A number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements such as the North American Free Trade Agreement (NAFTA). The current President of the United States has initiated negotiations with Canada and Mexico aimed at re-negotiating the terms of NAFTA. Efforts by the United States to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party could harm our customers, and as a result, negatively impact our financial condition and results of operations.
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

14 |

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
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable product. As a result, sales of our Rimadyl chewable product in the U.S. have continued to decline, decreasing by approximately 8% in 2017 compared to the prior year. If animal health customers increase their use of new or existing generic products, our operating results and financial condition could be materially adversely affected.
Over the next several years, several of our products' patents will expire. The active ingredient of Draxxin, tulathromycin, is covered by both compound and formulation patents in the United States, Europe, Canada, Australia and other key markets, with terms that expire between May 2019 and January 2021 in the United States, between November 2018 and November 2020 in Europe, and between May 2018 and November 2020 in Canada and Australia. Several patents covering the ceftiofur antibiotic product line (Excede) began expiring in the United States in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. The compound patent for selamectin, the active ingredient in our parasiticide Revolution, expired in 2014. Again, we have process and formulation patents covering this product which expire in important markets in 2018 and 2019, respectively. The ceftiofur product line, Draxxin and Revolution, contributed approximately 18% of our revenue in 2017. In addition, the patent for the active ingredient of Convenia® has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023. The patent for the active ingredient of Cerenia has expired, however, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. A generic version of Cerenia has recently been registered in Europe and is marketed in the Netherlands and France. The patent relating to the formulation of Orbeseal expired in December 2017. Zoetis typically enforces all of its patents.
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

15 |

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
We may not successfully implement our business strategies.
We are pursuing, and will continue to pursue, strategic initiatives that management considers critical to our long-term success, including, but not limited to, increasing sales in emerging markets; operational revenue growth through new product development and value-added product lifecycle innovation; using cash flow from operations to service debt; and expanding our complementary products and services. We also have acquired or partnered with a number of smaller animal health businesses, and we intend to continue to do so in the future. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. It could take several years to realize the anticipated benefits from these initiatives, if any benefits are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.
Our business could be adversely affected by labor disputes, strikes or work stoppages.
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
Loss of our executive officers or other key personnel could disrupt our operations.
We depend on the efforts of our executive officers and certain key personnel. Our executive officers and other key personnel are not currently, and are not expected to be, subject to non-compete provisions. In addition, we generally do not enter into employment agreements with our executive officers and other key personnel. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officer or other key positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition.
We may be required to write down goodwill or identifiable intangible assets.
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2017, we had goodwill of $1.5 billion and identifiable intangible assets, less accumulated amortization, of $1.3 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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

16 |

Disruptive innovations and advances in veterinary medical practices and animal health technologies could negatively affect the market for our products.
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
Our R&D relies on evaluations in animals, which may become subject to bans or additional restrictive regulations.
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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2017, we had a global manufacturing network consisting of 25 manufacturing sites located in 12 countries. We also employ a network of approximately 180 third party CMOs, including a number owned by Pfizer. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, our manufacturing site in Medolla, Italy was damaged in an earthquake in May 2012, which resulted in production interruptions at that site. In addition, we experienced challenges in manufacturing Apoquel when it was initially launched in 2015 that impacted our ability to meet customer demand. As a result, we had to place limits on the amounts of this product veterinarians could purchase and delayed the launch of the product in certain markets.
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

17 |

There may be delays and additional costs due to changes to our existing manufacturing facilities and the construction of new manufacturing plants.
As part of our supply network strategy, we have invested and will continue to invest in improvements to our existing manufacturing facilities and in new manufacturing plants. We are currently investing in two new plants, one in Rathdrum, Ireland for the production of active ingredients for some of our key products and one in Suzhou, China for the research and production of vaccines in China. These types of projects are subject to risks of delay or cost overruns inherent in any large construction project, and will require licensure by various regulatory authorities. Significant cost overruns or delays in completing these projects could have an adverse effect on the Company’s return on investment.
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
Third parties may illegally distribute and sell counterfeit or illegally compounded versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit or illegally compounded medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Counterfeit or illegally compounded products are frequently unsafe or ineffective and can be potentially life-threatening to animals. Our reputation and business could suffer harm as a result of counterfeit or illegally compounded products which are alleged to be equivalent and/or which are sold under our brand name. We are aware of at least one pharmacy in Brazil that may be engaged in the practice of illegally compounding oclacitinib, the active pharmaceutical ingredient in our Apoquel product. In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit, which are not properly stored or which have an expired shelf life and which have been repackaged or relabeled and which are sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting, illegally compounding or theft could have a material adverse effect on our product sales, business and results of operations.
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
In addition, we will not be able to market new products unless and until we have obtained all required regulatory approvals in each jurisdiction where we propose to market those products. Even after a product reaches market, it may be subject to re-review and may lose its approvals. We have changed, and may in the future change, the locations of where certain of our products are manufactured and, because of these changes, we may be required to obtain new regulatory approvals. Our failure to obtain approvals, delays in the approval process, or our failure to maintain approvals in any jurisdiction, may prevent us from selling products in that jurisdiction until approval or reapproval is obtained, if ever.

18 |

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

•	compliance with a wide variety of laws and regulations, such as the FCPA and similar non-U.S. laws and regulations;

•	compliance with foreign labor laws;

•	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements;

•	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers, including the imposition of limits on our profitability;

•	political and social instability, including crime, civil disturbance, terrorist activities and armed conflicts;

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

19 |

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
In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. A withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom's vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. On March 29, 2017, the United Kingdom Prime Minister formally notified the European Council of the United Kingdom’s intention to withdraw from the European Union under Article 50 of the Treaty of Lisbon. The notice begins the two-year negotiation period to establish the withdrawal terms. If no agreement is reached after two years, the United Kingdom’s separation still becomes effective, unless the remaining European Union members unanimously agree to an extension. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and could affect sales or regulation of our products. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.
Finally, there has been recent political instability in Catalonia, which depending on the outcome could impact our R&D and manufacturing operations in Olot, Spain.
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2017, we generated approximately 47% of our revenue in currencies other than the U.S. dollar, principally the euro, Brazilian real and Canadian dollar. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
In 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela. This loss was recorded as a result of our evaluation of evolving economic conditions in Venezuela, including the devaluation of the Venezuelan bolivar in 2013 and the subsequent changes to Venezuela's foreign currency exchange mechanisms, in addition to our expectation of Venezuela's responses to changes in its economy, and continued volatility.
We may not be able to realize the expected benefits of our investments in emerging markets and are subject to certain risks due to our presence in emerging markets, including political or economic instability and failure to adequately comply with legal and regulatory requirements.
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
In addition, certain emerging markets have legal systems that are less developed or familiar to us. Other jurisdictions in which we conduct business may have legal and regulatory regimes that differ materially from United States laws and regulations, are continuously evolving or do not include sufficient judicial or administrative guidance to interpret such laws and regulations. Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation and our results of operations.

20 |

For all these and other reasons, doing business within emerging markets carries significant risks.
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
For example, the European Commission opened formal investigations to examine whether decisions by the tax authorities in certain European countries, including Belgium, comply with European Union rules on state aid. In the case of Belgium, the European Commission concluded on January 11, 2016, that the excess profits ruling violates the European Union’s state aid rules. The impact of this conclusion was a net tax charge of approximately $35 million recorded in 2016. This net charge relates to the Belgium government's recovery of benefits for the periods 2013 through 2015 offset by the remeasurement of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes, and does not include any benefits associated with a successful appeal of the decision.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act) effective January 1, 2018. Some notable provisions of the Tax Act include a reduction of the corporate income tax rate from 35% to 21%, and a change from a worldwide system with deferral to a territorial tax system, which includes a one-time mandatory deemed repatriation tax, payable over eight years, on certain undistributed earnings of non-U.S. subsidiaries. As of December 31, 2017, the cumulative amount of non-U.S. undistributed earnings was approximately $4.5 billion, which includes an allocation of non-U.S. undistributed earnings as a result of the separation from Pfizer on June 24, 2013. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. The company is currently in the process of evaluating the full impact of this new legislation on its consolidated financial statements, and in the fourth quarter of 2017 has recorded a provisional net charge of $212 million related to the one-time mandatory deemed repatriation tax, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.
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

21 |

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

22 |

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
Our reputation as a global leader in animal health and our reliance on complex information systems make us inherently vulnerable to malicious cyber intrusion and attack. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware, denial-of-service attacks, and other means to threaten data confidentiality, integrity and availability. In addition, despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information (including confidential business information, trade secrets and corporate strategic plans), defective products, production downtimes and operational disruptions.
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
If hackers or cyberthieves gain improper access to our technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, modify or otherwise disrupt access to confidential data. Moreover, additional harm to customers could be perpetrated by third parties who are given access to the confidential data. A network disruption (including one resulting from a cyberattack) could cause an interruption or degradation of service as well as permit access, theft, publishing, deletion, misappropriation, or modification to or of confidential data. Due to the evolving techniques used in cyberattacks to disrupt or gain unauthorized access to technology networks, we may not be able to anticipate or prevent such disruption or unauthorized access.
The costs imposed on us as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, fines, and sanctions, lost revenues from business interruption, and damage to the public’s perception regarding our ability to keep our information secure. As a result, a cyberattack or network disruption could have a material adverse effect on our business, financial condition, and operating results.
We may be unable to adequately protect our stakeholders' privacy or we may fail to comply with privacy laws.
The protection of customer, employee, supplier and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers, employees and suppliers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws, including the EU General Data Protection Regulation (GDPR), could result in lost sales, remediation costs, and legal liability including severe penalties, regulatory action and reputational harm. For example, the EU’s GDPR becomes effective May 25, 2018 and requires companies to meet new and enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue.
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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2017, we had approximately $5.0 billion of total unsecured indebtedness outstanding. In addition, we have entered into an agreement

23 |

for a five-year revolving credit facility and a commercial paper program each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
Upon the occurrence of a change of control of Zoetis and a downgrade below investment grade by Moody's Investor Services, Inc. and Standard & Poor's Rating Services, we will be required to offer to repurchase all of our outstanding senior notes. However, we may not have sufficient funds available at the time of the change of control to finance the required change of control offer or restrictions in our then-existing debt instruments will not allow such repurchases. Our failure to purchase the senior notes as required under the indenture would result in a default under the indenture, which could have material adverse consequences for us and the holders of the senior notes.
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

24 |

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
Our common stock has a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through December 31, 2017, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $28.14 on April 15, 2014 to a high sales price of $73.58 on December 19, 2017. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2017 Annual Report, are:

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

25 |

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
On December 11, 2017, our Board of Directors declared the 2018 first quarter dividend of $0.126 per share to be paid on March 1, 2018, to holders of record on January 19, 2018; and on February 13, 2018, our Board of Directors declared the 2018 second quarter dividend of $0.126 per share to be paid on June 1, 2018, to holders of record on April 20, 2018. Although we currently pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the United States, impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 146 owned and leased properties, amounting to approximately 10.2 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.5 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network will continue to be supplemented by approximately 180 CMOs.
Our corporate headquarters are located at 10 Sylvan Way, Parsippany, New Jersey 07054. Our operations extend internationally to approximately 60 countries. Under the transitional services agreement we entered into with Pfizer, Pfizer granted us continued access to certain of its premises occupied by our employees prior to the IPO. We currently lease space from Pfizer in 7 different locations globally, mainly in Europe.
We believe that our existing properties, as supplemented by sites operated by CMOs, including Pfizer, and access to Pfizer facilities provided under the transitional services agreement are adequate for our current requirements and for our operations in the foreseeable future.

26 |

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
The following table sets forth the high and low sales price of our common stock for each quarter presented below:

	High	Low
2016
First Quarter	$48.35	$38.26
Second Quarter	$49.10	$45.01
Third Quarter	$52.64	$46.84
Fourth Quarter	$54.15	$46.86
2017
First Quarter	$56.50	$52.00
Second Quarter	$63.85	$52.25
Third Quarter	$65.83	$59.50
Fourth Quarter	$73.58	$63.03
As of February 9, 2018, there were 485,253,713 shares of our common stock outstanding, held by 1,889 shareholders of record.
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
Issuer purchases of equity securities for the three months ended December 31, 2017 were as follows:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 2 - October 29, 2017	630,182	$64.62	626,898	$1,084,681,628
October 30 - November 30, 2017	599,007	$68.38	598,493	$1,043,755,651
December 1 - December 31, 2017	605,653	$72.02	604,762	$1,000,123,816
Total	1,834,842	$68.29	1,830,153	$1,000,123,816
(a) The company repurchased 4,689 shares during the three-month period ended December 31, 2017, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
Dividend Policy, Declaration and Payment
During the years ended December 31, 2017 and 2016, we paid the following quarterly cash dividends per share on our common stock:

	2017	2016
First Quarter	$0.105	$0.095
Second Quarter	$0.105	$0.095
Third Quarter	$0.105	$0.095
Fourth Quarter	$0.105	$0.095
On December 11, 2017, our Board of Directors declared the 2018 first quarter dividend of $0.126 per share to be paid on March 1, 2018, to holders of record on January 19, 2018. On February 13, 2018, our Board of Directors declared the 2018 second quarter dividend of $0.126 per share to be paid on June 1, 2018, to holders of record on April 20, 2018.

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
Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the period from our initial public offering through the year ended December 31, 2017. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes the investment of $100 on February 1, 2013, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, are reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	February 1, 2013	June 30, 2013	December 31, 2013	June 29, 2014	December 31, 2014	June 28, 2015	December 31, 2015	July 3, 2016	December 31, 2016	July 2, 2017	December 31, 2017
Zoetis Inc.	$100	$99.81	$106.07	$105.56	$140.84	$159.73	$157.98	$157.42	$177.95	$208.55	$241.21
S&P 500	$100	$107.14	$124.61	$133.55	$141.67	$146.06	$143.63	$149.46	$160.81	$175.83	$195.92
S&P 500 Pharmaceuticals Index	$100	$109.67	$125.16	$140.83	$152.97	$166.53	$161.82	$169.39	$159.29	$175.62	$179.31
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
The selected consolidated statements of income data for the years ended December 31, 2017, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017 and 2016 presented below have been derived from our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The selected historical consolidated statements of income data for the years ended December 31, 2014 and 2013, and the selected historical consolidated balance sheet data as of December 31, 2015, 2014 and 2013 presented below has been derived from our audited financial statements not included in this 2017 Annual Report.
You should read the selected historical consolidated and combined financial data set forth below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,(a)
(MILLIONS, EXCEPT PER SHARE AMOUNTS)	2017	2016	2015	2014	2013
Statement of income data:
Revenue	$5,307	$4,888	$4,765	$4,785	$4,561
Net income attributable to Zoetis	864	821	339	583	504
Balance sheet data:
Total assets	$8,586	$7,649	$7,913	$6,588	$6,536
Long-term obligations	4,953	4,468	4,463	3,624	3,620
Other data (unaudited):
Adjusted net income(b)	$1,185	$975	$889	$790	$709
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.76	$1.66	$0.68	$1.16	$1.01
Diluted	$1.75	$1.65	$0.68	$1.16	$1.01

Dividends declared per common share	$0.441	$0.390	$0.344	$0.299	$0.267

Weighted average shares outstanding (in thousands):
Basic	489,918	495,715	499,707	501,055	500,002
Diluted	493,161	498,225	502,019	502,025	500,317
Certain amounts may reflect rounding adjustments.

(a)	Starting in 2015, includes the acquisitions of Pharmaq and certain assets from Abbott Animal Health.

(b)
Adjusted net income (a non-GAAP financial measure) is defined as reported net income attributable to Zoetis excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Management uses adjusted net income, among other factors, to set performance goals and to measure the performance of the overall company, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. We believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. Reconciliations of U.S. GAAP reported net income attributable to Zoetis to non-GAAP adjusted net income for the years ended December 31, 2017, 2016 and 2015 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.

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
We believe our investments in one of the industry’s largest sales organizations, including our extensive network of technical and veterinary operations specialists, our high-quality manufacturing and reliability of supply, and our long track record of developing products that meet customer needs, has led to enduring and valued relationships with our customers. Our research and development (R&D) efforts enable us to deliver innovative products to address unmet needs and evolve our product lines so they remain relevant for our customers. Additionally, our management team’s focus on improving operational and cost efficiencies increases the likelihood of achieving our core growth strategies and enhancing long-term value for our shareholders.
A summary of our 2017 performance compared with the comparable 2016 and 2015 periods follows:

	Years Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Revenue	$5,307	$4,888	$4,765	9	3
Net income attributable to Zoetis	864	821	339	5	*
Adjusted net income(a)	1,185	975	889	22	10
* Calculation not meaningful.

(a)	Adjusted net income is a non-GAAP financial measure. See the Adjusted net income section of this MD&A for more information.
Our operating environment
Industry
The animal health industry, which focuses on both livestock and companion animals, is a growing industry that impacts billions of people worldwide. The primary livestock species for the production of animal protein are cattle (both beef and dairy), swine, poultry, fish and sheep. Livestock health and production are essential to meeting the growing demand for animal protein of a global population. Factors influencing growth in demand for livestock medicines and vaccines include:

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

31 |

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
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.2 billion for the year ended December 31, 2017.
We cannot predict whether antibacterial resistance concerns will result in additional restrictions or bans, expanded regulations, public pressure to discontinue or reduce use of antibacterials in food-producing animals or increased consumer preference for antibiotic-free protein.
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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2017, approximately 47% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2017, approximately 53% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was favorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
In 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela. This loss was recorded as a result of our evaluation of evolving economic conditions in Venezuela, including the devaluation of the Venezuelan bolivar in 2013 and the subsequent changes to Venezuela's foreign currency exchange mechanisms, in addition to our expectation of Venezuela's responses to changes in its economy, and continued volatility.
Operational efficiency program and supply network strategy
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit 10 manufacturing sites over a long term period. As of December 31, 2017, we divested or exited three U.S. manufacturing sites, four international manufacturing sites, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes.
As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. In 2016, the operations of the Guarulhos, Brazil manufacturing site, including approximately 300 employees, were transferred to us from Pfizer, which increased our range of planned reduction in certain positions to 2,300 to 2,800. Including divestitures, as of December 31, 2017, approximately 2,600 positions have been eliminated and the comprehensive operational efficiency program is substantially complete, however in the fourth quarter of 2017, we expanded the supply network strategy initiative which increases our planned reductions in certain positions by 40. We expect these additional reductions related to our supply network strategy to take place over the next twelve months, and the remainder of the reductions from the initial plan to take place through divestitures over the next several years.
For additional information, see Notes to Consolidated Financial Statements— Note 4B. Acquisitions and Divestitures: Divestitures and Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
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

33 |

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
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines and vaccines used to treat and protect livestock and companion animals. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2017, our top two selling products, Apoquel and the ceftiofur line, each contributed approximately 7% of our revenue, and combined with our next two top selling products, Draxxin and Revolution, these four contributed approximately 25% of our revenue. Our top ten product lines contributed 39% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2017, see Item 1. Business—Products.
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
Restructuring charges and certain acquisition-related costs consist of all restructuring charges (those associated with acquisition activity and those associated with cost reduction/productivity initiatives), as well as costs associated with acquiring and integrating businesses. Restructuring charges are associated with employees, assets and activities that will not continue in the company. Acquisition-related costs are associated with acquiring and integrating acquired businesses, such as Pharmaq Holding AS and Abbott Animal Health (AAH) both acquired in 2015, and may include transaction costs and expenditures for consulting and the integration of systems and processes.
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

34 |

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
For a discussion about the application of fair value to our business combinations, see Notes to Consolidated Financial Statements— Note 3. Significant Accounting Policies: Fair Value.
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
As a result of our overall intangible asset impairment reviews, we recorded the following impairments of identifiable intangible assets other than goodwill, in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable:

•	In 2017, we did not have any significant intangible asset impairment charges.

•	In 2016, the intangible asset impairment charges reflect approximately $1 million of finite-lived trademarks related to a canine pain management product that is no longer marketed.

35 |

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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $224 million as of December 31, 2017). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
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
In 2017, we performed both qualitative and select quantitative impairment assessments as of October 1, 2017, which did not result in the impairment of goodwill associated with any of our reporting units.
In 2016, we performed a qualitative impairment assessment as of October 2, 2016, determined that is it not more likely than not that the fair value of our reporting units are less than the carrying amount, and therefore concluded that a quantitative fair value test was not required.
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

36 |

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Revenue	$5,307	$4,888	$4,765	9	3
Costs and expenses:
Cost of sales(a)	1,775	1,666	1,738	7	(4)
% of revenue	33%	34%	36%
Selling, general and administrative expenses(a)	1,334	1,364	1,532	(2)	(11)
% of revenue	25%	28%	32%
Research and development expenses(a)	382	376	364	2	3
% of revenue	7%	8%	8%
Amortization of intangible assets(a)	91	85	61	7	39
Restructuring charges and certain acquisition-related costs	19	5	320	*	(98)
Interest expense, net of capitalized interest	175	166	124	5	34
Other (income)/deductions—net	6	(2)	81	*	*
Income before provision for taxes on income	1,525	1,228	545	24	*
% of revenue	29%	25%	11%
Provision for taxes on income	663	409	206	62	99
Effective tax rate	43.5%	33.3%	37.8%
Net income before allocation to noncontrolling interests	862	819	339	5	*
Less: Net income attributable to noncontrolling interests	(2)	(2)	—	—	*
Net income attributable to Zoetis	$864	$821	$339	5	*
% of revenue	16%	17%	7%
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

Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
U.S.	$2,620	$2,447	$2,328	7	5
International	2,643	2,390	2,386	11	—
Total operating segments	5,263	4,837	4,714	9	3

Contract manufacturing	44	51	51	(14)	—
Total Revenue	$5,307	$4,888	$4,765	9	3
Certain amounts and percentages may reflect rounding adjustments.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Livestock	$3,037	$2,881	$2,958	5	(3)
Companion animal	2,226	1,956	1,756	14	11
Contract manufacturing	44	51	51	(14)	—
Total Revenue	$5,307	$4,888	$4,765	9	3
Certain amounts and percentages may reflect rounding adjustments.

37 |

2017 vs. 2016
Total revenue increased by $419 million in 2017, compared with 2016 reflecting operational revenue growth of $406 million, or 8%. Operational revenue growth (a non-GAAP financial measure) is defined as revenue growth excluding the impact of foreign exchange. Operational revenue growth was comprised primarily of the following:

•	increased sales of our dermatology portfolio and new product launches, which contributed approximately 7%; and

•	growth of our in-line products, which contributed approximately 2%, of which volume comprised 1% and price comprised 1%, partially offset by:

•	product rationalizations as part of the operational efficiency initiative, which resulted in a decline of approximately 1%.
Foreign exchange increased our reported revenue growth by approximately 1%.
2016 vs. 2015
Total revenue increased by $123 million in 2016, compared with 2015, reflecting operational revenue growth of $250 million, or 5%. Operational revenue growth was comprised primarily of the following:

•	increased sales of Apoquel® and new product launches, which contributed approximately 5%;

•	growth of our in-line products, which contributed approximately 3%, of which price comprised 2% and volume comprised 1%; and

•	recent acquisitions, primarily Pharmaq and the acquisition of certain assets of Abbott Animal Health, which contributed approximately 2%, partially offset by:

•	our product and market rationalization as part of the operational efficiency initiative, which resulted in a decline of approximately 5%.
Foreign exchange reduced our reported revenue growth by approximately 2%.
Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Cost of sales	$1,775	$1,666	$1,738	7	(4)
% of revenue	33%	34%	36%
Certain amounts and percentages may reflect rounding adjustments.
2017 vs. 2016
Cost of sales increased $109 million, or 7%, in 2017 compared with 2016, primarily as a result of:

•	an increase in sales volume;

•	an increase in manufacturing and supply costs; and

•	unfavorable foreign exchange,
partially offset by:

•	a decrease in inventory obsolescence, scrap and other charges;

•	the nonrecurrence of charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq; and

•	favorable product mix.
2016 vs. 2015
Cost of sales decreased $72 million, or 4%, in 2016 compared with 2015, primarily as a result of:

•	favorable product mix;

•	favorable foreign exchange;

•	a reduction in the amount of costs related to becoming an independent public company;

•	lower global manufacturing and supply costs; and

•	business model changes in Venezuela,
partially offset by:

•	the inclusion of the cost of products for Pharmaq, as well as charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq;

•	an increase in sales volume; and

•	an increase in inventory obsolescence, scrap and other charges.

38 |

Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Selling, general and administrative expenses	$1,334	$1,364	$1,532	(2)	(11)
% of revenue	25%	28%	32%
Certain amounts and percentages may reflect rounding adjustments.
2017 vs. 2016
SG&A expenses decreased $30 million, or 2%, in 2017 compared with 2016, primarily as a result of:

•	the nonrecurrence of additional costs related to becoming an independent public company;

•	a reduction in marketing and general and administrative expense driven by our operational efficiency initiative; and

•	a reduction in consulting charges relating to our operational efficiency initiative, partially offset by:

•	higher advertising and promotional spending associated with new products and Apoquel®.
2016 vs. 2015
SG&A expenses decreased $168 million, or 11%, in 2016 compared with 2015, primarily as a result of:

•	a reduction in marketing and general and administrative expense driven by our operational efficiency initiative;

•	a reduction in the amount of additional costs related to becoming an independent public company;

•	favorable foreign exchange; and

•	a reduction in consulting charges relating to our operational efficiency initiative, partially offset by:

•	higher advertising and promotional spending associated with new products;

•	the inclusion of Pharmaq; and

•	an increase in depreciation associated with the implementation of our enterprise resource planning system.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Research and development expenses	$382	$376	$364	2	3
% of revenue	7%	8%	8%
Certain amounts and percentages may reflect rounding adjustments.
2017 vs. 2016
R&D expenses increased $6 million, or 2%, in 2017 compared with 2016, primarily as a result of:

•	the inclusion of a veterinary diagnostics business acquired in 2016 and an Irish biologic therapeutics company in 2017, partially offset by:

•	a reduction in spending driven by our operational efficiency initiative.
2016 vs. 2015
R&D expenses increased $12 million, or 3%, in 2016 compared with 2015, primarily as a result of:

•	higher development expenses for late-stage projects; and

•	the inclusion of Pharmaq;
partially offset by:

•	a reduction in spending driven by our operational efficiency initiative.

39 |

Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Amortization of intangible assets	$91	$85	$61	7	39
Certain amounts and percentages may reflect rounding adjustments.
2017 vs. 2016
Amortization of intangible assets increased $6 million, or 7%, in 2017 compared with 2016, primarily as a result of certain intangible assets, acquired in November 2015 as part of the Pharmaq acquisition, being placed into service during the first quarter of 2017.
2016 vs. 2015
Amortization of intangible assets increased $24 million, or 39%, in 2016 compared with 2015, primarily as a result of certain intangible assets acquired in the Pharmaq acquisition in November 2015.
Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Restructuring charges and certain acquisition-related costs	$19	$5	$320	*	(98)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit 10 manufacturing sites over a long term period. As of December 31, 2017, we divested or exited three U.S. manufacturing sites, four international manufacturing sites, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. In 2016, the operations of the Guarulhos, Brazil manufacturing site, including approximately 300 employees, were transferred to us from Pfizer, which increased our range of planned reduction in certain positions to 2,300 to 2,800. Including divestitures, as of December 31, 2017, approximately 2,600 positions have been eliminated and the comprehensive operational efficiency program is substantially complete, however in the fourth quarter of 2017, we expanded the supply network strategy initiative which increases our planned reductions in certain positions by 40. We expect these additional reductions related to our supply network strategy to take place over the next twelve months, and the remainder of the reductions from the initial plan to take place through divestitures over the next several years.
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
2017 vs. 2016
Restructuring charges and certain acquisition-related costs increased by $14 million in 2017 compared with 2016, primarily as a result of:

•
higher employee termination costs a result of the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, initiatives to better align our organizational structure in Europe, and our operational efficiency initiative and supply network strategy, and

•	higher integration costs in 2017 as a result of the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, and the acquisition of Pharmaq in 2015.
2016 vs. 2015
Restructuring charges and certain acquisition-related costs decreased by $315 million, or 98%, in 2016 compared with 2015, primarily as a result of:

•	higher employee termination costs and higher asset impairment charges incurred in 2015 as a result of the launch of our operational efficiency initiative and supply network strategy, and

•	lower transaction costs in 2016.

40 |

Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Interest expense, net of capitalized interest	$175	$166	$124	5	34
Certain amounts and percentages may reflect rounding adjustments.
2017 vs. 2016
Interest expense, net of capitalized interest, increased by $9 million, or 5%, in 2017 compared with 2016, as a result of the issuance of $1.25 billion of our senior notes in September 2017.
2016 vs. 2015
Interest expense, net of capitalized interest, increased by $42 million, or 34%, in 2016 compared with 2015, as a result of the issuance of $1.25 billion of our senior notes in November 2015.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Other (income)/deductions—net	$6	$(2)	$81	*	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2017 vs. 2016
The change in Other (income)/deductions—net reflects an unfavorable impact of $8 million in 2017 compared with 2016, primarily as a result of:

•
a net loss of $11 million in 2017 related to sales of certain manufacturing sites and products, including the disposal of our manufacturing site in Guarulhos, Brazil, in the fourth quarter of 2017, compared with a net gain of $26 million in 2016 related to sales of certain manufacturing sites and products, and

•	lower royalty income,
partially offset by:

•	lower foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies, and

•
income of a $8 million in 2017 due to an insurance recovery related to commercial settlements in Mexico, as well as a favorable outcome on a patent infringement settlement, compared with a charge of $14 million in 2016 related to a commercial settlement in Mexico.

2016 vs. 2015
The change in Other (income)/deductions—net reflects a favorable impact of $83 million on income in 2016 compared with 2015, primarily as a result of:

•	charges of $89 million in 2015 related to the revaluation of the net monetary assets in Venezuela; and

•	a net gain of $26 million in 2016 related to sales of certain manufacturing sites and products, partially offset by:

•	a charge of $14 million in 2016 related to a commercial settlement in Mexico; and

•	a charge of $15 million related to the devaluation of the Egyptian pound in November 2016.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Provision for taxes on income	$663	$409	$206	62	99
Effective tax rate	43.5%	33.3%	37.8%
Certain amounts and percentages may reflect rounding adjustments.
The income tax provision in the consolidated statements of income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted which, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. tax code and it will take time to fully analyze the impact of the changes. Based on the information available, and the current interpretation of the Tax Act, the company was able to make a reasonable estimate and recorded a provisional tax expense related to the one-time mandatory deemed repatriation tax, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. Pursuant to this guidance, the estimated impact of the Tax Act is

41 |

based on a preliminary review of the new law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections.
On January 11, 2016, the European Commission concluded that the Belgium “excess profits tax scheme” constitutes illegal state aid and ordered the Belgian authorities to recover benefits from taxpayers who are parties to an Excess Profits Ruling. As a result, the 2017 and 2016 effective tax rates do not reflect any benefit of the excess profits ruling and does incorporate the Belgium government's recovery of benefits for the periods 2013 through 2015 offset by the remeasurement of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes.
For more information, see Notes to Consolidated Financial Statements— Note 8A. Tax Matters: Taxes on Income.
2017 vs. 2016
The higher effective tax rate in 2017 compared with 2016 is primarily due to the following components:

•
a $212 million net discrete provisional tax expense recorded in the fourth quarter of 2017, related to the impact of the Tax Act enacted on December 22, 2017, including a one-time mandatory deemed repatriation tax, partially offset by a net tax benefit related to the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate;

•	changes in valuation allowances and resolution of other tax items;

•	tax expense related to changes in uncertain tax positions, see Notes to Consolidated Financial Statements— Note 8D. Tax Matters: Tax Contingencies,
partially offset by:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	a $15 million discrete tax benefit recorded in the fourth quarter of 2017 related to the effective settlement of certain issues with U.S. and non-U.S. tax authorities;

•	a $9 million discrete tax benefit recorded in 2017 related to the excess tax benefits for share-based payments; and

•	a $3 million discrete tax benefit recorded in the first quarter of 2017 related to a remeasurement of deferred tax assets and liabilities as a result of a change in non-U.S. statutory tax rates.
2016 vs. 2015
The lower effective tax rate in 2016 compared with 2015 is primarily due to the following components:

•	the impact of the extent and location of restructuring charges related to the operational efficiency initiative, supply network strategy, asset impairments and gains and losses on asset divestitures;

•	a $15 million discrete tax benefit recorded in the fourth quarter of 2016 related to prior period tax adjustments;

•	a $10 million discrete tax benefit recorded in the first quarter of 2016 related to a remeasurement of deferred taxes as a result of a change in statutory tax rates;

•	a $7 million discrete tax benefit recorded in 2016 related to the excess tax benefits for share-based payments; and

•
a $2 million discrete tax benefit recorded in the second half of 2016 related to a remeasurement of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward as a result of the implementation of operational changes, partially offset by:

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•
a net tax expense of approximately $35 million mainly recorded in the first half of 2016 related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. This net charge represents the recovery of prior tax benefits for the periods 2013 through 2015 offset by the remeasurement of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes, and does not include any benefits associated with a successful appeal of the decision;

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
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

				% Change
				17/16			16/15
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2017	2016	2015	Total	Exchange	Operational	Total	Exchange	Operational
U.S.
Livestock	$1,244	$1,227	$1,251	1	—	1	(2)	—	(2)
Companion animal	1,376	1,220	1,077	13	—	13	13	—	13
	2,620	2,447	2,328	7	—	7	5	—	5
International
Livestock	1,793	1,654	1,707	8	1	7	(3)	(6)	3
Companion animal	850	736	679	15	(1)	16	8	(5)	13
	2,643	2,390	2,386	11	1	10	—	(5)	5
Total
Livestock	3,037	2,881	2,958	5	—	5	(3)	(4)	1
Companion animal	2,226	1,956	1,756	14	—	14	11	(2)	13
Contract manufacturing	44	51	51	(14)	1	(15)	—	(3)	3
	$5,307	$4,888	$4,765	9	1	8	3	(2)	5
Certain amounts and percentages may reflect rounding adjustments.
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				17/16			16/15
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2017	2016	2015	Total	Exchange	Operational	Total	Exchange	Operational
U.S.	$1,637	$1,508	$1,390	9	—	9	8	—	8
International	1,240	1,054	941	18	1	17	12	(5)	17
Total reportable segments	2,877	2,562	2,331	12	—	12	10	(2)	12
Other business activities	(313)	(309)	(293)	1			5
Reconciling Items:
Corporate	(625)	(684)	(606)	(9)			13
Purchase accounting adjustments	(88)	(99)	(57)	(11)			74
Acquisition-related costs	(10)	(4)	(21)	*			(81)
Certain significant items	(25)	(57)	(592)	(56)			(90)
Other unallocated	(291)	(181)	(217)	61			(17)
Income before income taxes	$1,525	$1,228	$545	24			*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2017 vs. 2016
U.S. operating segment
U.S. segment revenue increased by $173 million, or 7%, in 2017 compared with 2016, of which approximately $17 million resulted from growth in livestock products and approximately $156 million resulted from growth in companion animal products.

•
Livestock revenue increased primarily due to cattle and poultry products, partly offset by swine products. Cattle experienced growth across our portfolio, while poultry growth was due to increased sales of medicated feed additives. Certain medicated feed additive products for both cattle and swine were negatively impacted by livestock producers’ implementation of the Veterinary Feed Directive. In addition, swine declined due to vaccine competition.

43 |

•
Companion animal revenue growth was driven primarily by our dermatology portfolio, in addition to new products, particularly Simparica®. Growth was tempered by the prior year’s initial sales of certain products into expanded distribution relationships, as well as lower sales due to competition for our pain and anti-infective products.

U.S. segment earnings increased by $129 million, or 9%, in 2017 compared with 2016, primarily due to revenue growth and improved gross margin, partially offset by higher operating expenses related to promotional activity for new products and Apoquel®.
International operating segment
International segment revenue increased by $253 million, or 11%, in 2017 compared with 2016. Operational revenue increased $240 million, or 10%, reflecting growth of approximately $125 million in livestock products and growth of approximately $115 million in companion animal products.

•
Livestock growth was driven primarily by increased sales of cattle, swine and fish products. Growth of cattle products was driven by Latin American markets, while swine was driven by new product launches primarily in Europe and Asia, as well as growth in China. Growth of fish products was driven by new products and in-line product growth across various markets. Livestock growth was partially offset by product rationalizations, primarily impacting poultry and swine product sales.

•
Companion animal revenue growth resulted primarily from increased sales of our dermatology portfolio, in addition to new products, primarily Simparica®. Sales also benefited from increased demand in China due to field force expansions and increasing medicalization rates.

Segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately 1%, primarily driven by the appreciation of the Brazilian real, partly offset by the depreciation of the U.K. pound and Egyptian Pound.
International segment earnings increased by $186 million, or 18%, in 2017 compared with 2016. Operational earnings growth was $183 million, or 17%, primarily due to higher revenue and improved gross margin.
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
2017 vs. 2016
Other business activities net loss increased by $4 million, or 1%, in 2017 compared with 2016, reflecting the inclusion of the veterinary diagnostics business acquired in 2016 and the Irish biologic therapeutics company acquired in 2017.
2016 vs. 2015
Other business activities net loss increased by $16 million, or 5%, in 2016 compared with 2015, reflecting an increase in R&D spending driven by higher development expenses for late-stage projects and the addition of Pharmaq R&D expenses, partially offset by a decrease in R&D spending driven by our operational efficiency initiative

44 |

Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:

•
Corporate, which includes certain costs associated with information technology, facilities, legal, finance, human resources, business development, and communications, among others. These costs also include certain compensation costs and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for acquisition and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, stand-up costs, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and

•
Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with information technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.

2017 vs. 2016
Corporate expenses decreased by $59 million, or 9%, in 2017 compared with 2016, primarily due to the favorable impact of foreign exchange, a reduction in expenses driven by our operational efficiency initiative and a decrease in certain compensation costs not allocated to our operating segments, partially offset by higher interest expense, net of capitalized interest associated with the additional debt issued in September 2017.
Other unallocated expenses increased by $110 million, or 61%, in 2017 compared with 2016, primarily due to higher global manufacturing and supply costs and unfavorable foreign exchange, partially offset by a decrease in inventory obsolescence, scrap and other charges.
See Notes to Consolidated Financial Statements— Note 18. Segment, Geographic and Other Revenue Information for further information.
2016 vs. 2015
Corporate expenses increased by $78 million, or 13%, in 2016 compared with 2015, primarily due to the unfavorable impact of foreign exchange, which includes exposures to certain emerging market currencies and costs related to hedging, and higher interest expense, net of capitalized interest, associated with the additional debt issued in November 2015, partly offset by a decrease in certain compensation costs not charged to our operating segments.
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

45 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
GAAP reported net income attributable to Zoetis	$864	$821	$339	5	*
Purchase accounting adjustments—net of tax	51	60	39	(15)	54
Acquisition-related costs—net of tax	7	4	22	75	(82)
Certain significant items—net of tax	263	90	489	*	(82)
Non-GAAP adjusted net income(a)(b)	$1,185	$975	$889	22	10
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

46 |

(a)
The effective tax rate on adjusted pretax income is 28.2%, 29.9% and 26.8% for full year 2017, 2016 and 2015, respectively. The lower effective tax rate in 2017 compared to 2016 is primarily due to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, a $15 million discrete tax benefit recorded in the fourth quarter of 2017 related to the effective settlement of certain issues with U.S. and non-U.S. tax authorities, and a $9 million discrete tax benefit recorded in 2017 related to the excess tax benefits for share-based payments. The higher effective tax rate in 2016 compared to 2015 is primarily due to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, offset by a $15 million discrete tax benefit related to prior period tax adjustments, a $7 million discrete tax benefit recorded in 2016 related to the excess tax benefits for share-based payments, and a $4 million discrete tax benefit recorded in the first quarter of 2015 related to prior period deferred tax adjustments.

(b)
The impact of the incentive tax rulings in Belgium and Singapore were a component of the 2015 effective tax rate, but are no longer a component of the 2017 and 2016 effective tax rates. For additional information on the impact of the European Commission’s negative decision on the Belgium excess profits ruling on January 11, 2016, see Notes to Consolidated Financial Statements— Note 8A. Tax Matters: Taxes on Income. The U.S. Research and Development Tax Credit which was permanently extended on December 18, 2015, is a component of the 2017, 2016 and 2015 effective tax rates.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2017	2016	2015	17/16	16/15
Earnings per share—diluted(a)(b):
GAAP reported EPS attributable to Zoetis—diluted	$1.75	$1.65	$0.68	6	*
Purchase accounting adjustments—net of tax	0.10	0.12	0.08	(17)	50
Acquisition-related costs—net of tax	0.01	0.01	0.04	—	(75)
Certain significant items—net of tax	0.54	0.18	0.97	*	(81)
Non-GAAP adjusted EPS—diluted	$2.40	$1.96	$1.77	22	11
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Interest expense, net of capitalized interest	$175	$166	$124
Interest income	13	8	6
Income taxes	465	415	326
Depreciation	136	133	124
Amortization	18	16	16

47 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Purchase accounting adjustments:
Amortization and depreciation(a)	$81	$76	$48
Cost of sales(b)	7	23	9
Total purchase accounting adjustments—pre-tax	88	99	57
Income taxes(c)	37	39	18
Total purchase accounting adjustments—net of tax	51	60	39
Acquisition-related costs:
Integration costs	6	3	10
Transaction costs	—	—	9
Restructuring charges(d)	4	—	—
Other	—	1	2
Total acquisition-related costs—pre-tax	10	4	21
Income taxes(c)	3	—	(1)
Total acquisition-related costs—net of tax	7	4	22
Certain significant items:
Operational efficiency initiative(e)	5	(9)	346
Supply network strategy(f)	15	19	27
Other restructuring charges and cost-reduction/productivity initiatives(g)	4	(1)	—
Certain asset impairment charges(h)	—	1	5
Stand-up costs(i)	3	23	118
Foreign currency loss related to Venezuela revaluation(j)	—	—	93
Other(k)	(2)	24	3
Total certain significant items—pre-tax	25	57	592
Income taxes(c)	(238)	(33)	103
Total certain significant items—net of tax	263	90	489
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$321	$154	$550
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments for 2017, also includes (i) a provisional tax benefit of approximately $17 million related to the remeasurement of the company’s deferred taxes due to the reduction in the U.S. federal corporate tax rate as provided by the Tax Act enacted on December 22, 2017, (ii) remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, and (iii) a net tax charge related to prior period tax adjustments.

Income taxes in Purchase accounting adjustments for 2016, also includes a tax benefit related to the remeasurement of deferred taxes as a result of a change in tax rates.

Income taxes in Acquisition-related costs for 2016, also includes a tax charge related to the acquisition of certain assets of Abbott Animal Health.

Income taxes in Certain significant items for 2017, also includes (i) a provisional net tax charge of approximately $229 million related to the impact of the Tax Act enacted on December 22, 2017, including a one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings, partially offset by a net tax benefit related to the remeasurement of the company’s deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate, (ii) a net tax charge of approximately $3 million as a result of the implementation of certain operational changes, and (iii) a tax charge of approximately $2 million related to the disposal of certain assets.

Income taxes in Certain significant items for 2016, also includes (i) a net tax charge of approximately $20 million recorded in the second half of 2016, as a result of the implementation of certain operational changes, which represents an increase to current income tax expense of approximately $22 million, offset by a $2 million tax benefit related to a remeasurement of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward, and (ii) a net tax charge of approximately $35 million mainly recorded in the first half of 2016, related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium which represents the recovery of prior tax benefits for the periods 2013 through 2015, offset by the remeasurement of the company’s deferred tax assets and liabilities, using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes, and does not include any benefits associated with a successful appeal of the decision.

(d)	For 2017, represents employee termination costs related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.

(e)
For 2017, includes an adjustment to inventory reserves of $2 million, consulting fees of $2 million, restructuring charges of $4 million related to employee termination costs ($1 million) and exit costs ($3 million), and a net loss related to sales of certain manufacturing sites and products of $1 million.

48 |

For 2016, includes inventory write-offs of $5 million, consulting fees of $14 million, accelerated depreciation of $1 million, a reversal of employee termination costs of $8 million, an increase in exit costs of $5 million, and a $26 million net gain related to divestitures.

For 2015, includes restructuring charges of $291 million related to employee termination costs ($253 million) and asset impairments ($38 million), inventory write-offs of $13 million, accelerated depreciation of $2 million, and $40 million primarily related to consulting fees.

(f)
For 2017, includes accelerated depreciation of $2 million, an adjustment of $2 million related to discontinuing the depreciation of assets located at the manufacturing site in Guarulhos, Brazil that was sold in the fourth quarter of 2017, consulting fees of $5 million, restructuring charges of $1 million related to a net increase in employee termination costs, and a net loss of $9 million, related to sales of certain manufacturing sites and products, including our manufacturing site in Guarulhos, Brazil.

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

(g)
Represents charges incurred for restructuring and cost-reduction/productivity initiatives. For 2017, charges are related to employee termination costs in Europe as a result of initiatives to better align our organizational structure.

(h)
For 2016, represents an impairment of finite-lived trademarks related to a canine pain management product. For 2015, primarily represents impairment charges related to assets held by our joint venture in Taiwan, which was subsequently sold in 2016, and an impairment of IPR&D assets related to the termination of a canine oncology project.

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

(k)
For 2017, primarily represents costs associated with changes to our operating model of $3 million, and income of $5 million related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016.

For 2016, represents costs associated with changes to our operating model of $10 million and a charge associated with a commercial settlement in Mexico of $14 million.

For 2015, represents charges due to unusual investor-related activities.

49 |

The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Cost of sales:
Purchase accounting adjustments	$7	$23	$9
Accelerated depreciation	2	6	1
Inventory write-offs	(2)	5	13
Consulting fees	6	6	16
Stand-up costs	3	1	27
Other	(2)	1	—
Total Cost of sales	14	42	66

Selling, general & administrative expenses:
Purchase accounting adjustments	5	5	—
Accelerated depreciation	—	1	—
Consulting fees	2	14	40
Stand-up costs	—	22	90
Other	2	10	—
Total Selling, general & administrative expenses	9	52	130

Research & development expenses:
Purchase accounting adjustments	2	2	2
Accelerated depreciation	—	—	2
Total Research & development expenses	2	2	4

Amortization of intangible assets:
Purchase accounting adjustments	74	69	46
Total Amortization of intangible assets	74	69	46

Restructuring (benefits)/charges and certain acquisition-related costs:
Integration costs	6	3	10
Transaction costs	—	—	9
Employee termination costs	10	(2)	262
Asset impairments	—	—	39
Exit costs	3	4	—
Total Restructuring (benefits)/charges and certain acquisition-related costs	19	5	320

Other (income)/deductions—net:
Net loss/(gain) on sale of assets	10	(26)	—
Acquisition-related costs	—	1	—
Asset impairments	—	1	5
Stand-up costs	—	—	1
Foreign currency loss related to Venezuela revaluation	—	—	93
Other	(5)	14	5
Total Other (income)/deductions—net	5	(10)	104

Provision for taxes on income	(198)	6	120

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$321	$154	$550
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

50 |

Analysis of the consolidated balance sheets
December 31, 2017 vs. December 31, 2016

For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long term debt, and Long-term debt, net of discount and issuance costs, see "Analysis of financial condition, liquidity and capital resources" below.
Accounts receivable, less allowance for doubtful accounts increased due to higher net sales and the impact of foreign exchange.
Inventories decreased primarily as a result of our inventory reduction initiative and the sale of our Guarulhos, Brazil manufacturing site, partially offset by the impact of foreign exchange. See Notes to Consolidated Financial Statements— Note 10. Inventories.
Other current assets decreased primarily as a result of lower receivables due to value-added tax for our international markets.
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense and the sale of assets associated with the disposal of our manufacturing site in Guarulhos, Brazil.
Goodwill increased primarily due to the 2017 acquisition of an Irish biologic therapeutics company and the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, in addition to the impact of foreign exchange. See Notes to Consolidated Financial Statements— Note 4. Acquisitions and Divestitures and Note 12. Goodwill and Other Intangible Assets.
Identifiable intangible assets, less accumulated amortization increased primarily due to the 2017 acquisitions of an Irish biologic therapeutics company and a Norwegian fish vaccination company, in addition to the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary. This was partially offset by amortization expense. See Notes to Consolidated Financial Statements— Note 4. Acquisitions and Divestitures and Note 12. Goodwill and Other Intangible Assets.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the year ended December 31, 2017, as well as the impact of the Tax Act related to the provisional tax liability recorded for the one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, and the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. See Notes to Consolidated Financial Statements— Note 8. Tax Matters.
Accrued expenses and Other current liabilities decreased primarily as a result of payment of employee termination costs associated with operational efficiency initiatives. See Notes to Consolidated Financial Statements— Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity and Notes to Consolidated Financial Statements— Note 15. Stockholders' Equity.
Analysis of the consolidated statements of cash flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2017	2016	2015	17/16	16/15
Net cash provided by (used in):
Operating activities	$1,346	$713	$664	89	7
Investing activities	(270)	(214)	(1,115)	26	(81)
Financing activities	(251)	(903)	755	(72)	*
Effect of exchange-rate changes on cash and cash equivalents	12	(23)	(32)	*	(28)
Net increase/(decrease) in cash and cash equivalents	$837	$(427)	$272	*	*
*    Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
2017 vs. 2016
Net cash provided by operating activities was $1,346 million in 2017 compared with $713 million in 2016. The increase in operating cash flows was primarily attributable to higher income before allocation of noncontrolling interests, lower employee termination payments related to our operational efficiency initiative and supply network strategy, the timing of receipts and payments in the ordinary course of business, and lower inventory levels.
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

51 |

Investing activities
2017 vs. 2016
Net cash used in investing activities was $270 million in 2017 compared with $214 million in 2016. The net cash used in investing activities for 2017 was due primarily to capital expenditures and the acquisitions of an Irish biologic therapeutics company and a Norwegian fish vaccination company, partially offset by the proceeds from the sale of our manufacturing site in Guarulhos, Brazil. The net cash used in investing activities in 2016 was due primarily to capital expenditures, the acquisition of a veterinary diagnostics business in Denmark, partially offset by proceeds from the sales of certain manufacturing sites and products as part of the operational efficiency initiative.
2016 vs. 2015
Net cash used in investing activities was $214 million in 2016 compared with $1,115 million in 2015. The net cash used in investing activities in 2016 was due primarily to capital expenditures, the acquisition of a veterinary diagnostics business in Denmark, partially offset by proceeds from the sales of certain manufacturing sites and products as part of the operational efficiency initiative. The net cash used in investing activities in 2015 was primarily attributable to the acquisitions of Pharmaq and of certain assets of Abbott Animal Health.
Financing activities
2017 vs. 2016
Net cash used in financing activities was $251 million in 2017 compared with $903 million in 2016. The net cash used in financing activities for 2017 was primarily attributable to the senior note payment in October 2017, the purchase of treasury shares and the payment of dividends, partially offset by the proceeds received from the issuance of senior notes in September 2017. The net cash used in financing activities for 2016 was due primarily to the senior note payment in February 2016, the purchase of treasury shares and the payment of dividends.
2016 vs. 2015
Net cash used in financing activities was $903 million in 2016 compared with net cash provided by financing activities of $755 million in 2015. The net cash used in financing activities for 2016 was due primarily to the senior note payment in February 2016, the purchase of treasury shares, the acquisition of the remaining noncontrolling interest in a variable interest entity previously consolidated by Zoetis as the primary beneficiary, and the payment of dividends. The net cash provided by financing activities in 2015 was primarily attributable to proceeds received from the November 2015 issuance of senior notes, partially offset by the purchase of treasury shares and the payment of dividends.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2017	2016
Cash and cash equivalents	$1,564	$727
Accounts receivable, net(a)	998	913
Long-term debt	4,953	4,468
Working capital	3,123	2,273
Ratio of current assets to current liabilities	3.85:1	3.03:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the year ended December 31, 2017, compared to the year ended December 31, 2016, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

For additional information about the sources and uses of our funds, see the Analysis of the consolidated balance sheets and Analysis of the consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility). In December 2017, the maturity for the amended and restated revolving credit agreement was extended through December 2022. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon

52 |

entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition.
The credit facility also contains a clause which adds back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the period commencing on October 1, 2016 and ending December 31, 2019, related to operational efficiency initiatives), provided that for any twelve month period such charges added back to Adjusted Consolidated EBITDA shall not exceed $100 million in the aggregate.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of December 31, 2017 and December 31, 2016. There were no amounts drawn under the credit facility as of December 31, 2017 or December 31, 2016.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2017, we had access to $75 million of lines of credit which expire at various times throughout 2017 and 2018, and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of December 31, 2017 and December 31, 2016.
Domestic and international short-term funds
Many of our operations are conducted outside the United States. The amount of funds held in the United States will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional United States, federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside the United States, no accrual for U.S. taxes is provided. See Notes to Consolidated Financial Statements— Note 8. Tax Matters.
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
Contractual obligations
Payments due under contractual obligations as of December 31, 2017, are set forth below:

			2019-	2021-	There-
(MILLIONS OF DOLLARS)	Total	2018	2020	2022	after
Long-term debt, including current portion and interest obligations(a)	$7,759	$191	$882	$348	$6,338
Other liabilities reflected on our consolidated balance sheets under U.S. GAAP(b)	139	79	21	11	28
Operating lease commitments	168	35	49	31	53
Purchase obligations and other(c)	442	119	215	106	2
Benefit plans - continuing service credit obligations(d)	19	4	8	7	—
Uncertain tax positions(e)	—	—	—	—	—
Certain amounts may reflect rounding adjustments.

(a)
Long-term debt consists of senior notes and other notes. Our calculations of expected interest payments incorporate only current period assumptions for interest rates, foreign currency translation rates and Zoetis hedging strategies. See Notes to Consolidated Financial Statements— Note 9A. Financial Instruments: Debt.

(b)
Includes expected employee termination payments that represent contractual obligations, expected payments related to our unfunded U.S. supplemental (non-qualified) savings plans, deferred compensation and expected payments relating to our future benefit payments net of plan assets (included in the determination of the projected benefit obligation) for pension plans that are dedicated to Zoetis employees and those transferred to us from Pfizer. See Notes to Consolidated Financial Statements— Note 4. Acquisitions and Divestitures, Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 13. Benefit Plans. Excludes approximately $62 million of noncurrent liabilities related to legal and environmental accruals, certain employee termination and exit costs, deferred income and other accruals, most of which do not represent contractual obligations. See Notes to Consolidated Financial Statements— Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 17. Commitments and Contingencies.

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

53 |

Debt
On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. These notes are comprised of $750 million aggregate principal amount of 3.000% senior notes due 2027 and $500 million aggregate principal amount of 3.950% senior notes due 2047. Net proceeds from this offering were partially used in October 2017 to repay, prior to maturity, the aggregate principal amount of $750 million, and a make-whole amount and accrued interest of $4 million, of our 1.875% senior notes due 2018. The remainder of the net proceeds will be used for general corporate purposes.
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (2013 senior notes) in a private placement, with an original issue discount of $10 million.
The 2013, 2015 and 2017 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale lease-back transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which (if not cured or waived), the 2013, 2015 and 2017 senior notes may be declared immediately due and payable.
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
Pension obligations
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the separation from Pfizer, Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2017, the remaining payments due to Pfizer (approximately $19 million in the aggregate) are to be paid over the next five years.
As part of the separation from Pfizer, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of approximately $6 million to these plans in 2018.
As of December 31, 2017, the supplemental savings plan liability was approximately $31 million.

54 |

For additional information, see Notes to Consolidated Financial Statements— Note 13. Benefit Plans.
Share repurchase program
In November 2014, the company's Board of Directors authorized a $500 million share repurchase program. This program was substantially completed as of December 31, 2016. In December 2016, the company's Board of Directors authorized an additional $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During 2017, approximately 8 million shares were repurchased. As of December 31, 2017, there was approximately $1 billion remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2017 and December 31, 2016, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies—New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2017
In August 2017, the FASB issued an accounting standards update which amends the hedge accounting recognition and presentation requirements and allows for more hedging strategies to be eligible for hedge accounting. Recognition of periodic hedge effectiveness will no longer be required for cash flow and net investment hedges and companies may elect to perform subsequent hedge effectiveness assessments qualitatively. The update also clarifies that the change in fair value of a derivative must be recorded in the same income statement line item as the earnings effect of the hedged item and introduces additional disclosure requirements including cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items. The provisions of the update are effective beginning January 1, 2019 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.
In March 2017, the FASB issued an accounting standards update to simplify and improve the reporting of net periodic pension benefit cost by requiring only present service cost to be presented in the same line item as other current employee compensation costs while remaining components of net periodic benefit cost would be presented within Other (income)/deductions—net outside of operations. We will adopt this guidance as of January 1, 2018, the required effective data, and do not expect that the new standard will have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued an accounting standards update that will require the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. We will adopt this guidance as of January 1, 2018, the required effective date, and do not expect that the new standard will have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, the required effective date, for annual and interim reporting periods. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact that adopting this new guidance will have on our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt this guidance as of January 1, 2018, the required effective date, using the modified retrospective transition method. Under the modified retrospective method, the cumulative effect of applying the new standard will be recognized as of the date of initial application with disclosure of results under both the new and prior standards. The new standard will not have a significant impact on our consolidated financial statements upon adoption or on an ongoing basis.

55 |

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
In particular, forward-looking statements include statements relating to our 2018 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, our agreements with Pfizer, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	emerging restrictions and bans on the use of antibacterials in food-producing animals;

•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products;

•	unanticipated safety, quality or efficacy concerns about our products;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	fluctuations in foreign exchange rates and potential currency controls;

•	changes in tax laws and regulations;

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, and U.K. pound. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.

56 |

Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instruments at December 31, 2017, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Consolidated Financial Statements— Note 3. Significant Accounting Policies: Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at December 31, 2017, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $24 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $32 million. For additional details, see Notes to Consolidated Financial Statements— Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our revolving credit facility will be exposed to interest rate fluctuations. At December 31, 2017, we had no outstanding principal balance under our revolving credit facility. See Notes to Consolidated Financial Statements— Note 9. Financial Instruments.

57 |

Item 8. Financial Statements and Supplementary Data.

58 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2011.
/s/ KPMG LLP
Short Hills, New Jersey
February 15, 2018

59 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated February 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Short Hills, New Jersey
February 15, 2018

60 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2017	2016	2015
Revenue	$5,307	$4,888	$4,765
Costs and expenses:
Cost of sales(a)	1,775	1,666	1,738
Selling, general and administrative expenses(a)	1,334	1,364	1,532
Research and development expenses(a)	382	376	364
Amortization of intangible assets	91	85	61
Restructuring charges and certain acquisition-related costs	19	5	320
Interest expense, net of capitalized interest	175	166	124
Other (income)/deductions––net	6	(2)	81
Income before provision for taxes on income	1,525	1,228	545
Provision for taxes on income	663	409	206
Net income before allocation to noncontrolling interests	862	819	339
Less: Net loss attributable to noncontrolling interests	(2)	(2)	—
Net income attributable to Zoetis	$864	$821	$339
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.76	$1.66	$0.68
Diluted	$1.75	$1.65	$0.68
Weighted-average common shares outstanding:
Basic	489.918	495.715	499.707
Diluted	493.161	498.225	502.019
Dividends declared per common share	$0.441	$0.390	$0.344

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
61 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Net income before allocation to noncontrolling interests	$862	$819	$339
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Unrealized (loss)/gain on derivatives, net(a)	(11)	10	(2)
Foreign currency translation adjustments, net	98	17	(269)
Benefit plans: Actuarial gain/(loss), net(a)	8	(6)	9
Total other comprehensive income/(loss), net of tax	95	21	(262)
Comprehensive income before allocation to noncontrolling interests	957	840	77
Comprehensive loss attributable to noncontrolling interests	—	(3)	(1)
Comprehensive income attributable to Zoetis	$957	$843	$78

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
62 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2017	2016
Assets
Cash and cash equivalents(a)	$1,564	$727
Accounts receivable, less allowance for doubtful accounts of $25 in 2017 and $30 in 2016	998	913
Inventories	1,427	1,502
Other current assets	228	248
Total current assets	4,217	3,390
Property, plant and equipment, less accumulated depreciation of $1,471 in 2017 and $1,358 in 2016	1,435	1,381
Goodwill	1,510	1,481
Identifiable intangible assets, less accumulated amortization	1,269	1,228
Noncurrent deferred tax assets	80	96
Other noncurrent assets	75	73
Total assets	$8,586	$7,649

Liabilities and Equity
Accounts payable	$261	$265
Dividends payable	61	52
Accrued expenses	432	464
Accrued compensation and related items	236	224
Income taxes payable	60	71
Other current liabilities	44	41
Total current liabilities	1,094	1,117
Long-term debt, net of discount and issuance costs	4,953	4,468
Noncurrent deferred tax liabilities	380	244
Other taxes payable	172	73
Other noncurrent liabilities	201	248
Total liabilities	6,800	6,150
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 486,130,461 and 492,855,297 shares outstanding at December 31, 2017 and 2016, respectively	5	5
Treasury stock, at cost, 15,760,782 and 9,035,946 shares of common stock at December 31, 2017 and 2016, respectively	(852)	(421)
Additional paid-in capital	1,013	1,024
Retained earnings	2,109	1,477
Accumulated other comprehensive loss	(505)	(598)
Total Zoetis Inc. equity	1,770	1,487
Equity attributable to noncontrolling interests	16	12
Total equity	1,786	1,499
Total liabilities and equity	$8,586	$7,649

(a)	As of December 31, 2017, includes $6 million of restricted cash.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
63 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2014	$5	$—	$958	$709	$(361)	$26	$1,337
Net income	—	—	—	339	—	—	339
Other comprehensive loss	—	—	—	—	(261)	(1)	(262)
Share-based compensation awards(b)	—	(4)	51	—	—	—	47
Treasury stock acquired(c)	—	(199)	—	—	—	—	(199)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	3	—	—	—	3
Dividends declared	—	—	—	(172)	—	(2)	(174)
Balance, December 31, 2015	$5	$(203)	$1,012	$876	$(622)	$23	$1,091
Net income/(loss)	—	—	—	821	—	(2)	819
Other comprehensive income/(loss)	—	—	—	—	22	(1)	21
Share-based compensation awards(b)	—	82	9	(27)	—	—	64
Treasury stock acquired(c)	—	(300)	—	—	—	—	(300)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	3	—	—	—	3
Divestitures(e)	—	—	—	—	2	(8)	(6)
Dividends declared	—	—	—	(193)	—	—	(193)
Balance, December 31, 2016	$5	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Net income/(loss)	—	—	—	864	—	(2)	862
Other comprehensive income	—	—	—	—	93	2	95
Consolidation of a noncontrolling interest(f)	—	—	—	—	—	18	18
Purchase of shares from noncontrolling interest(g)	—	—	(29)	—	—	(14)	(43)
Share-based compensation awards(b)	—	69	15	(16)	—	—	68
Treasury stock acquired(c)	—	(500)	—	—	—	—	(500)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	3	—	—	—	3
Dividends declared	—	—	—	(216)	—	—	(216)
Balance, December 31, 2017	$5	$(852)	$1,013	$2,109	$(505)	$16	$1,786

(a)
As of December 31, 2017 and 2016, respectively, there were 486,130,461 and 492,855,297 outstanding shares of common stock and 15,760,782 and 9,035,946 shares or treasury stock. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 15. Stockholders' Equity.

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

(g)
Represents the acquisition of the remaining 55 percent noncontrolling interest in Jilin Zoetis Guoyuan Animal Health Co., Ltd., a variable interest entity previously consolidated by Zoetis as the primary beneficiary.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
64 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Operating Activities
Net income before allocation to noncontrolling interests	$862	$819	$339
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	242	240	199
Share-based compensation expense	44	37	43
Restructuring	19	5	203
Asset write-offs and asset impairments	3	5	60
Loss/(gain) on sales of assets	11	(26)	—
Provision for losses on inventory	54	105	94
Deferred taxes	127	(55)	(85)
Foreign currency loss related to Venezuela Revaluation, excluding impact on cash	—	—	6
Employee benefit plan contribution from Pfizer Inc.	3	3	3
Other non-cash adjustments	10	19	10
Other changes in assets and liabilities, net of acquisitions and divestitures and transfers with Pfizer Inc.
Accounts receivable	(50)	15	(58)
Inventories	19	(101)	(262)
Other assets	(16)	(50)	(9)
Accounts payable	(10)	(28)	17
Other liabilities	(57)	(295)	70
Other tax accounts, net	85	20	34
Net cash provided by operating activities	1,346	713	664
Investing Activities
Capital expenditures	(224)	(216)	(224)
Acquisitions	(82)	(88)	(883)
Net proceeds from sales of assets	37	90	2
Other investing activities	(1)	—	(10)
Net cash used in investing activities	(270)	(214)	(1,115)
Financing Activities
Decrease in short-term borrowings, net	—	(5)	(2)
Principal payments on long-term debt	(750)	(400)	—
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	1,231	—	1,236
Payment of contingent consideration related to previously acquired assets	(7)	(32)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares and excess tax benefits(a)	24	25	11
Purchases of treasury stock(b)	(500)	(300)	(203)
Cash dividends paid	(206)	(188)	(168)
Cash paid to settle Pharmaq debt	—	—	(119)
Acquisition of noncontrolling interest	(43)	—	—
Payment of debt issuance costs	—	(3)	—
Net cash (used in)/provided by financing activities	(251)	(903)	755
Effect of exchange-rate changes on cash and cash equivalents	12	(23)	(32)
Net increase/(decrease) in cash and cash equivalents	837	(427)	272
Cash and cash equivalents at beginning of period	727	1,154	882
Cash and cash equivalents at end of period	$1,564	$727	$1,154

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
65 |

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$455	$408	$224
Interest, net of capitalized interest	167	165	117
Non-cash transactions:
Capital expenditures	$5	8	11
Contingent purchase price consideration(c)	29	27	23
Dividends declared, not paid	61	52	47

(a)	Effective 2016, excess tax benefits are reflected within operating activities. See Note 3. Significant Accounting Policies for additional information.

(b)	Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information, see Note 15. Stockholders' Equity.

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
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer).

2.	Basis of Presentation
The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For subsidiaries operating outside the United States, the consolidated financial information is included as of and for the fiscal year ended November 30 for each year presented. All significant intercompany balances and transactions between the legal entities that comprise Zoetis have been eliminated. For those subsidiaries included in these consolidated financial statements where our ownership is less than 100%, including a variable interest entity consolidated by Zoetis as the primary beneficiary, the noncontrolling interests have been shown in equity as Equity attributable to noncontrolling interests.
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
In March 2016, the FASB issued an accounting standards update which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The standard also clarifies that all cash payments made to taxing authorities on the employees' behalf for shares withheld should be presented as financing activities on the statements of cash flows and provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The provisions of the new standard are effective beginning January 1, 2017, and early adoption is permitted if all amendments are adopted in the same period. We elected to early adopt the new standard effective January 1, 2016. Excess tax benefits of $9 million and $7 million generated during the years ended December 31, 2017, and 2016, respectively, are reflected as a component of Provision for taxes on income as presented in the consolidated statements of income. We have elected to apply the change in cash flow classification for excess tax benefits on a prospective basis. Cash payments made to taxing authorities on the behalf of company employees are reflected as a financing outflow in the consolidated statements of cash flows, consistent with prior years. We continue to include the impact of estimated forfeitures when determining share-based compensation expense.
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

67 |

early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.
In March 2017, the FASB issued an accounting standards update to simplify and improve the reporting of net periodic pension benefit cost by requiring only present service cost to be presented in the same line item as other current employee compensation costs while remaining components of net periodic benefit cost would be presented within Other (income)/deductions—net outside of operations. We will adopt this guidance as of January 1, 2018, the required effective date, and do not expect that the new standard will have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued an accounting standards update that will require the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. The provisions of the new standard are effective beginning January 1, 2018, for annual and interim reporting periods. We will adopt this guidance as of January 1, 2018, the required effective date, and do not expect that the new standard will have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, the required effective date, for annual and interim reporting periods. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact that adopting this new guidance will have on our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. This update supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step model for determining how, when and how much revenue should be recognized. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt this guidance as of January 1, 2018, the required effective date, using the modified retrospective transition method. Under the modified retrospective method, the cumulative effect of applying the new standard will be recognized as of the date of initial application with disclosure of results under both the new and prior standards. The new standard will not have a material impact on our consolidated financial statements upon adoption or on an ongoing basis.
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

68 |

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
As of December 31, 2017, and 2016, accruals for sales deductions included in Other current liabilities are approximately $141 million and $122 million, respectively.
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
Cost of Sales and Inventories
Inventories are carried at the lower of cost or net realizable value. The cost of finished goods, work-in-process and raw materials is determined using average actual cost. We regularly review our inventories for impairment and adjustments are recorded when necessary.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $154 million in 2017, $119 million in 2016 and $106 million in 2015.
Shipping and handling costs totaled approximately $53 million in 2017, $51 million in 2016 and $59 million in 2015.
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

69 |

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

•
For goodwill, we test for impairment on at least an annual basis, or more frequently if impairment indicators exist, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2017, we performed both qualitative and select quantitative impairment assessments as of October 1, 2017, which did not result in the impairment of goodwill associated with any of our reporting units. In 2016, we qualitatively assessed, as of October 2, 2016, whether it is more likely than not that the respective fair values of our reporting units are less than their carrying amounts, including goodwill. Based on that assessment, we determined that this condition does not exist for any of our reporting units and therefore concluded that a quantitative fair value test was not required and no impairments were recorded.

Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of five to ten years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $8 million and $26 million of internal-use software for the years ended December 31, 2017, and 2016, respectively. Depreciation expense for capitalized software was $21 million in 2017, $19 million in 2016 and $14 million in 2015.
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

70 |

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
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2017, and 2016, Accounts receivable, less allowance for doubtful accounts, of $998 million and $913 million, respectively, includes approximately $62 million and $49 million of other receivables, such as trade notes receivable and royalty receivables, among others.
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
As of December 31, 2017 and 2016, accruals for asset retirement obligations included in Accrued expenses are $0.1 million for both periods, and included in Other noncurrent liabilities are $19 million and $12 million, respectively.
Amounts recorded for asset retirement obligations can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.

71 |

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
4.    Acquisitions and Divestitures

A.	Acquisitions
During 2017, Zoetis completed the acquisitions of the remaining 55 percent noncontrolling interest in Jilin Zoetis Guoyuan Animal Health Co., Ltd. (a variable interest entity previously consolidated by Zoetis as the primary beneficiary), an Irish biologic therapeutics company, and a Norwegian fish vaccination company. In addition, we also consolidated a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary. These transactions did not have a significant impact on our consolidated financial statements.

B.	Divestitures
On May 5, 2015, in conjunction with the announcement of our comprehensive operational efficiency program and supply network strategy, we announced our intent to sell or exit 10 manufacturing sites over the long term. For additional information, see Note 5. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
On November 14, 2017, as part of our supply network strategy, we completed the sale of our manufacturing site in Guarulhos, Brazil to Uniao Quimica (UQ), a Brazilian-based pharmaceutical company. In conjunction with the sale, we also entered into a five-year manufacturing and supply agreement with UQ, commencing upon completion of the sale. We received $41 million in cash at closing, and an additional $8 million subsequent to the closing in December 2017. Additionally, we recorded a net pre-tax loss of approximately $9 million, inclusive of charges of $5 million recorded during the third quarter of 2017, within Other (income)/deductions—net.
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
On April 28, 2016, we completed the sale of our 55 percent ownership share of a Taiwan joint venture, including a manufacturing site in Hsinchu, Taiwan to Yung Shin Pharmaceutical Industrial Co., Ltd., a pharmaceutical company with an animal health business and headquarters in Taiwan, as part of our operational efficiency program. The sale also included a portfolio of products in conjunction with our comprehensive operational efficiency program. These products include medicated feed additives, anti-infective medicines and nutritional premixes for livestock, sold primarily in Taiwan and in international markets. We received $13 million in cash upon closing.
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

72 |

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
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives have focused on reducing complexity in our product portfolios through the elimination of approximately 5,000 product stock keeping units (SKUs), changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit 10 manufacturing sites over a long term period. As of December 31, 2017, we divested or exited three U.S. manufacturing sites, four international manufacturing sites, and our 55 percent ownership share of a Taiwan joint venture, inclusive of its related manufacturing site. See Note 4B. Acquisitions and Divestitures: Divestitures for additional information. We are also continuing to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,000 to 2,500, subject to consultations with works councils and unions in certain countries. In 2016, the operations of the Guarulhos, Brazil manufacturing site, including approximately 300 employees, were transferred to us from Pfizer, which increased our range of planned reduction in certain positions to 2,300 to 2,800. Including divestitures, as of December 31, 2017, approximately 2,600 positions have been eliminated. The comprehensive operational efficiency program is substantially complete, however in the fourth quarter of 2017, we expanded the supply network strategy initiative which increases our planned reductions in certain positions by 40. We expect these additional reductions related to our supply network strategy to take place over the next twelve months, and the remainder of the reductions from the initial plan to take place through divestitures over the next several years.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs(a)	$6	$3	$10
Transaction costs(b)	—	—	9
Restructuring charges/(reversals)(c)(d):
Employee termination costs/(reversals)	10	(2)	262
Asset impairment charges	—	—	39
Exit costs	3	4	—
Total Restructuring charges and certain acquisition-related costs	$19	$5	$320

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(c)	The restructuring charges for the year ended December 31, 2017, are primarily related to:

•	a net increase in employee termination costs of $2 million related to the operational efficiency initiative and supply network strategy;

•	employee termination costs of $4 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, and

•	employee termination costs of $4 million in Europe, as a result of initiatives to better align our organizational structure.

The restructuring charges/(reversals) for the years ended December 31, 2016 and 2015 primarily relate to our operational efficiency initiative and supply network strategy.

(d)	The restructuring charges/(reversals) are associated with the following:

•	For the year ended December 31, 2017, International of $2 million and Manufacturing/research/corporate of $11 million.

•	For the year ended December 31, 2016, U.S. of $1 million, International of a $13 million reversal and Manufacturing/research/corporate of $14 million.

•	For the year ended December 31, 2015, U.S. of $31 million, International of $132 million and Manufacturing/research/corporate of $138 million.

73 |

Charges/(benefits) related to the operational efficiency initiative and supply network strategy are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Restructuring charges/(reversals) and certain acquisition-related costs:
Operational efficiency initiative
Employee termination costs(a)	$1	$(8)	$253
Asset impairment	—	—	38
Exit costs	3	5	—
	4	(3)	291
Supply network strategy:
Employee termination costs	1	6	9
Asset impairment charges	—	—	1
	1	6	10

Total restructuring charges related to the operational efficiency initiative and supply network strategy	5	3	301

Other operational efficiency initiative charges:
Cost of sales:
Inventory write-offs	(2)	5	13
Selling, general and administrative expenses:
Accelerated depreciation	—	1	—
Consulting fees	2	14	40
Research and development expenses:
Accelerated depreciation	—	—	2
Other (income)/deductions:
Net loss/(gain) on sale of assets(b)	1	(26)	—
Total other operational efficiency initiative charges	1	(6)	55

Other supply network strategy charges:
Cost of sales:
Accelerated depreciation	2	6	1
Consulting fees	5	6	16
Inventory write-offs	—	1
Other(c)	(2)	—
Other (income)/deductions—net:
Net loss on sale of assets(d)	9	—
Total other supply network strategy charges	14	13	17

Total costs associated with the operational efficiency initiative and supply network strategy	$20	$10	$373

(a)
For the year ended December 31, 2016, includes a reduction in employee termination accruals primarily as a result of higher than expected voluntary attrition rates experienced in the first half of 2016.

(b)
For the year ended December 31, 2016, represents the net gain on the sale of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative.

(c)
For the year ended December 31, 2017, represents an adjustment related to discontinuing the depreciation of assets, located at our manufacturing site in Guarulhos, Brazil, that was sold in the fourth quarter of 2017.

(d)	For the year ended December 31, 2017, represents the net loss related to the sale our manufacturing site in Guarulhos, Brazil.

74 |

The components of, and changes in, our restructuring accruals are as follows:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2014	18	—	1	19
Provision	262	39	—	301
Utilization and other(a)	(59)	—	—	(59)
Non-cash activity	—	(39)	—	(39)
Balance, December 31, 2015	221	—	1	222
Provision/(benefit)	(2)	—	4	2
Utilization and other(a)	(129)	—	(5)	(134)
Balance, December 31, 2016(b)	$90	$—	$—	$90
Provision	10	—	3	13
Utilization and other(a)	(59)	—	(3)	(62)
Balance, December 31, 2017(b)	41	—	—	41

(a)	Includes adjustments for foreign currency translation.

(b)	At December 31, 2017 and 2016, included in Accrued Expenses ($19 million and $61 million, respectively) and Other noncurrent liabilities ($22 million and $29 million, respectively).

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Royalty-related income(a)	$(12)	$(30)	$(24)
Identifiable intangible asset impairment charges(b)	—	1	2
Other asset impairment charges(c)	—	—	6
Net loss/(gain) on sale of assets(d)	11	(26)	—
Certain legal and other matters, net(e)	(8)	14	—
Foreign currency loss(f)	29	49	13
Foreign currency loss related to Venezuela revaluation(g)	—	—	89
Other, net(h)	(14)	(10)	(5)
Other (income)/deductions—net	$6	$(2)	$81

(a)	Includes an adjustment to our royalty income.

(b)
In 2016, the intangible asset impairment charge represents an impairment of finite-lived trademarks related to a canine pain management product. In 2015, charges include the impairment of acquired IPR&D assets related to the termination of a canine oncology project.

(c)	For 2015, represents impairment charges related to assets held by our joint venture in Taiwan, which was subsequently sold in 2016. See Note 4B. Acquisitions and Divestitures.

(d)
For 2017, primarily represents the net loss related to sales of certain manufacturing sites and products, including our manufacturing site in Guarulhos, Brazil, as part of our operational efficiency initiative and supply network strategy. For 2016, represents the net gain on the sale of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative.

(e)
In July 2014 and December 2016, we reached commercial settlements with several large poultry customers in Mexico associated with specific lots of a Zoetis poultry vaccine. Although there have been no quality or efficacy issues with the manufacturing of this vaccine, certain shipments from several lots in Mexico may have experienced an issue in storage with a third party in Mexico that could have impacted their efficacy. We issued a recall of these lots in July 2014 and the product is currently unavailable in Mexico. For 2017, includes income associated with an insurance recovery related to these commercial settlements, as well as a favorable outcome on a patent infringement settlement. For 2016, represents a charge related to the commercial settlement in Mexico for these products.

(f)
Primarily driven by costs related to hedging and exposures to certain emerging market currencies. For 2016, also includes losses related to the depreciation of the Egyptian pound in the fourth quarter of 2016.

(g)	For additional information, see Note 7. Foreign Currency Loss Related to Venezuela Revaluation.

(h)
Includes interest income and other miscellaneous income. For 2017, primarily includes a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015 and income associated with certain state business employment tax incentive credits. For 2016, primarily represents income associated with certain state business employment tax incentive credits, as well as interest income. For 2015, includes inventory losses sustained as result of weather damage at storage facilities in Brazil and Australia.

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
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted which, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. tax code and it will take time to fully analyze the impact of the changes. Based on the information available, and the current interpretation of the Tax Act, the company was able to make a reasonable estimate and recorded a provisional net tax expense related to the one-time mandatory deemed repatriation tax, payable over eight years, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. Pursuant to this guidance, the estimated impact of the Tax Act is based on a preliminary review of the new tax law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections.
Our accounting for the following elements of the Tax Act is incomplete. However, we are able to make reasonable estimates and recorded a provisional net tax expense of $212 million related to the following elements of the Tax Act pursuant to the Staff Accounting Bulletin referred to above:

•
One-Time Mandatory Deemed Repatriation Tax: As a result of the enactment of the Tax Act, the company will be subject to a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. Due to the fact that the non-U.S. subsidiaries are on a fiscal year ending November 30, this tax liability will not become a fixed obligation until 2018. The estimated impact of the Tax Act is based on a preliminary review of the new law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections.

•
Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017. Since, as discussed herein, the company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding deferred tax remeasurement is also provisional.

•
Valuation Allowances: The company must assess whether its valuation allowance analyses are affected by various aspects of the Tax Act (e.g., one-time mandatory deemed repatriation of deferred foreign income, global intangible low-taxed income inclusions, and new categories of foreign tax credits). Since, as discussed herein, the company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.

•
Global Intangible Low-Taxed Income (GILTI) Policy Election: The GILTI provisions of the Tax Act do not apply to the company until 2019 and we are still evaluating its impact. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such tax cost as a current-period expense when incurred. We have not yet determined our accounting policy because determining the impact of the GILTI provisions requires analysis of our existing legal entity structure, the reversal of our U.S. GAAP and U.S. tax basis differences in the assets and liabilities of our foreign subsidiaries, and our ability to offset any tax with foreign tax credits. As such, we have not made a policy decision regarding whether to record deferred taxes on GILTI or treat such tax cost as a current-period expense.

On January 11, 2016, the European Commission concluded that the Belgium “excess profits tax scheme” constitutes illegal state aid and ordered the Belgian authorities to recover benefits from taxpayers who are parties to an Excess Profits Ruling. As a result, the 2017 and 2016 effective tax rates

76 |

do not reflect any benefit of the excess profits ruling and does incorporate the Belgium government's recovery of benefits for the periods 2013 through 2015 offset by the remeasurement of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes. The 2015 effective tax rate includes the benefit of the incentive tax rulings in Belgium and Singapore.
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
United States	$897	$723	$469
International	628	505	76
Income before provision for taxes on income	$1,525	$1,228	$545
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
United States:
Current income taxes:
Federal	$384	$281	$221
State and local	25	3	19
Deferred income taxes:
Federal	113	(38)	(63)
State and local	2	11	(15)
Total U.S. tax provision	524	257	162
International:
Current income taxes	126	179	50
Deferred income taxes	13	(27)	(6)
Total international tax provision	139	152	44
Provision for taxes on income(a)(b)(c)	$663	$409	$206

(a)	In 2017, the Provision for taxes on income reflects the following:

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

•
a $212 million net discrete provisional tax expense recorded in the fourth quarter of 2017, related to the impact of the Tax Act enacted on December 22, 2017, including a one-time mandatory deemed repatriation tax, partially offset by a net tax benefit related to the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate;

•	U.S. tax benefit related to U.S. Research and Development Tax Credit and the U.S. Domestic Production Activities deduction;

•	a $15 million discrete tax benefit recorded in the fourth quarter of 2017 related to the effective settlement of certain issues with U.S. and non-U.S. tax authorities;

•	a $9 million discrete tax benefit recorded in 2017 related to the excess tax benefits for share-based payments;

•
a $3 million discrete tax benefit recorded in the first quarter of 2017 related to a remeasurement of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward;

•	tax expense related to the changes in valuation allowances and the resolution of other tax items; and

•	tax expense related to changes in uncertain tax positions (see D. Tax Contingencies).

(b)	In 2016, the Provision for taxes on income reflects the following:

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

•	U.S. tax benefit related to U.S. Research and Development Tax Credit and the U.S. Domestic Production Activities deduction;

•	a $15 million discrete tax benefit recorded in the fourth quarter of 2016 related to prior period tax adjustments;

•	a $10 million discrete tax benefit recorded in the first quarter of 2016 related to a remeasurement of deferred taxes as a result of a change in statutory tax rates;

•	a $7 million discrete tax benefit recorded in 2016 related to the excess tax benefits for share-based payments;

•	a $2 million discrete tax benefit related to a remeasurement of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward;

•
a net tax expense of approximately $35 million mainly recorded in the first half of 2016 related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. This net charge represents the recovery of prior tax benefits for the periods 2013 through 2015 offset by the remeasurement of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes, and does not include any benefits associated with a successful appeal of the decision;

77 |

•	tax expense related to the changes in valuation allowances and the resolution of other tax items; and

•	tax expense related to changes in uncertain tax positions (see D. Tax Contingencies).

(c)	In 2015, the Provision for taxes on income reflects the following:

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

•	the tax expense related to the non-deductible revaluation of the net monetary assets in Venezuela to the SIMADI exchange rate recorded in the fourth quarter of 2015;

•	tax expense related to the changes in valuation allowances and the resolution of other tax items;

•	tax expense related to changes in uncertain tax positions (see D. Tax Contingencies);

•	a $9 million discrete tax benefit recorded in the first quarter of 2015 related to a remeasurement of deferred taxes as a result of a change in tax rates;

•	a $6 million discrete tax benefit recorded in the second quarter of 2015 related to prior period tax adjustments; and

•	U.S. tax benefit related to U.S. Research and Development Tax Credit which was permanently extended on December 18, 2015, and the U.S. Domestic Production Activities deduction.
Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefits	0.7	0.8	(1.1)
Taxation of non-U.S. operations(a)(b)	(3.9)	(3.0)	(3.2)
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(c)	6.0	0.4	1.8
Impact of the Tax Act(d)	7.7	—	—
Venezuela revaluation(e)	—	—	5.6
Annulment of Belgium Excess Profit Ruling(f)	—	2.9	—
U.S. Research and Development Tax Credit and U.S. Domestic Production Activities deduction(g)	(1.3)	(1.4)	(2.8)
Stock-based compensation(h)	(0.5)	(0.5)	—
Non-deductible / non-taxable items(i)	0.5	0.2	1.3
All other—net	(0.7)	(1.1)	1.2
Effective tax rate	43.5%	33.3%	37.8%

(a)
The rate impact of taxation of non-U.S. operations was a decrease to our effective tax rate in 2015 through 2017 due to (i) the jurisdictional mix of earnings as tax rates outside the United States are generally lower than the U.S. statutory income tax rate; and (ii) incentive tax rulings in Belgium and Singapore in 2015.

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

(d)
The rate impact related to the Tax Act was an increase to our effective tax rate in 2017. This provisional net tax charge represents the amount related to the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings, partially offset by a net tax benefit related to the remeasurement of the company’s deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate.

(e)	The rate impact related to the non-deductible revaluation of the net monetary assets in Venezuela to the SIMADI exchange rate was an increase to our effective tax rate in 2015.

(f)
The rate impact related to the European Commission’s negative decision on the excess profits rulings in Belgium was an increase to our effective tax rate in 2016. This net charge represents the recovery of prior tax benefits for the periods 2013 through 2015 offset by the remeasurement of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes, and does not include any benefits associated with a successful appeal of the decision.

(g)	In all years, the decrease in the rate was due to the benefit associated with the U.S. Research and Development Tax Credit and the U.S. Domestic Production Activities deduction.

(h)	The rate impact related to the excess tax benefits for share-based payments was a decrease to our effective tax rate in 2017 and 2016.

(i)	In all years, non-deductible items include meals and entertainment expenses.

B.	Tax Matters Agreement
In connection with the separation from Pfizer in 2013, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

78 |

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

C.	Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2017	2016
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$54	$52
Inventories	8	47
Intangibles	(170)	(203)
Property, plant and equipment	(80)	(101)
Employee benefits	53	63
Restructuring and other charges	4	9
Legal and product liability reserves	14	18
Net operating loss/credit carryforwards	137	94
Unremitted earnings	(148)	—
All other	(2)	(2)
Subtotal	(130)	(23)
Valuation allowance	(170)	(125)
Net deferred tax liability(a)(b)	$(300)	$(148)

(a)
The increase in the total net deferred tax liability from December 31, 2016, to December 31, 2017, is primarily attributable to the provisional liability recorded for the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings, partially offset by the remeasurement of all U.S. deferred tax assets and liabilities as of December 22, 2017, based on the provisions of the Tax Act. In addition, the increase in the total net deferred tax liability was also attributable to an increase in valuation allowances representing the amounts determined to be unrecoverable, a decrease in deferred tax assets related to inventory, and employee benefits, partially offset by an increase in deferred tax assets related to net operating loss/credit carryforwards and a decrease in deferred tax liabilities related to intangibles, and property, plant and equipment.

(b)
In 2017, included in Noncurrent deferred tax assets ($80 million) and Noncurrent deferred tax liabilities ($380 million). In 2016, included in Noncurrent deferred tax assets ($96 million) and Noncurrent deferred tax liabilities ($244 million).

We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2018 to 2037.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2017, and December 31, 2016, a valuation allowance of $170 million and $125 million, respectively, has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

79 |

In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non U.S. subsidiaries. As of December 31, 2017, the cumulative amount of such undistributed earnings was approximately $4.5 billion, for which we have not provided taxes for U.S. state income, foreign withholding and currency gains and losses. As these earnings are intended to be indefinitely reinvested overseas, as of December 31, 2017, we cannot predict the time or manner of a potential repatriation. As such, other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Act, it is not practicable to estimate the amount of any additional deferred tax liabilities associated with the actual repatriation of the unremitted earnings due to the complexity of its hypothetical calculation.

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
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2017, 2016 and 2015, we had approximately $161 million, $65 million and $60 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest:

•
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2017, 2016 and 2015, we had approximately $3 million, $3 million and $1 million, respectively, in assets associated with uncertain tax positions recorded in Other noncurrent assets.

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

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2017	2016	2015
Balance, January 1	$(68)	$(61)	$(54)
Increases based on tax positions taken during a prior period(a)(b)	(4)	(48)	—
Decreases based on tax positions taken during a prior period(a)(c)	12	2	6
Increases based on tax positions taken during the current period(a)(d)	(107)	(9)	(14)
Settlements(e)	—	46	—
Lapse in statute of limitations	3	2	1
Balance, December 31(f)	$(164)	$(68)	$(61)

(a)	Primarily included in Provision for taxes on income.

(b)
In 2017, the increases are primarily related to movements on prior year positions, including movements in foreign translation adjustments on prior year positions. In 2016, the increases are primarily related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. See A. Taxes on Income.

(c)
In 2017, the decreases are primarily related to movements on prior year positions and effective settlement of certain issues with U.S. and non-U.S. tax authorities. In 2016, the decreases are primarily related to movements on prior year positions. In 2015, the decreases are primarily related to movements in foreign translation adjustments on prior year positions and effective settlement of certain issues with U.S. tax authorities and non-U.S. tax authorities. See A. Taxes on Income.

(d)	In 2017, the increases are primarily related to the impact of the newly enacted Tax Act. See A. Taxes on Income.

(e)	In 2016, the decreases are due to cash payments related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. See A. Taxes on Income.

(f)
In 2017, included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($161 million). In 2016, included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($65 million). In 2015, included in Noncurrent deferred tax assets ($6 million) and Other taxes payable ($55 million).

•
Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our consolidated statements of income. In 2017, we recorded a net interest expense of $1 million; in 2016, we recorded

80 |

a net interest expense of $2 million; and in 2015, we recorded a net interest expense of $1 million. Gross accrued interest totaled $7 million, $6 million and $4 million as of December 31, 2017, 2016 and 2015, respectively, and were included in Other taxes payable. Gross accrued penalties totaled $4 million, $4 million and $3 million as of December 31, 2017, 2016 and 2015, respectively, and were included in Other taxes payable.
Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the United States including various states, and foreign jurisdictions. The United States is one of our major tax jurisdictions, and we are currently under audit for tax years 2013 and 2014. For U.S. Federal and state tax purposes, the tax years 2013 through 2017 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
In addition to the open audit years in the United States, we have open audit years in other major foreign tax jurisdictions, such as Canada (2013-2017), Asia-Pacific (2011-2017 primarily reflecting Australia, China and Japan), Europe (2012-2017, primarily reflecting France, Germany, Italy, Spain and the United Kingdom) and Latin America (2005-2017, primarily reflecting Brazil and Mexico).
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
Credit Facilities
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a five-year $1.0 billion senior unsecured revolving credit facility (the credit facility). In December 2017, the maturity for the amended and restated revolving credit agreement was extended through December 2022. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. The credit facility also contains a clause which adds back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the period commencing on October 1, 2016 and ending December 31, 2019, related to operational efficiency initiatives), provided that for any twelve-month period such charges added back to Adjusted Consolidated EBITDA shall not exceed $100 million in the aggregate.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of December 31, 2017 and December 31, 2016. There were no amounts drawn under the credit facility as of December 31, 2017 or December 31, 2016.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2017, we had access to $75 million of lines of credit which expire at various times through 2018 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of December 31, 2017.
Commercial Paper Program and Other Short-Term Borrowings
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2017, and 2016, there was no commercial paper outstanding under this program. As of December 31, 2017 and 2016, we did not have any other short-term borrowings outstanding.
Senior Notes and Other Long-Term Debt
On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. These notes are comprised of $750 million aggregate principal amount of 3.000% senior notes due 2027 and $500 million aggregate principal amount of 3.950% senior notes due 2047. Net proceeds from this offering were partially used in October 2017 to repay, prior to maturity, the aggregate principal amount of $750 million, and a make-whole amount and accrued interest of $4 million, of our 1.875% senior notes due 2018. The remainder of the net proceeds will be used for general corporate purposes.
On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (the 2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
The 2013, 2015 and 2017 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our, and certain of our

81 |

subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the 2013, 2015 and 2017 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015 and 2017 senior notes, in whole or in part, at any time by paying a "make whole" premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of Zoetis and a downgrade of the 2013, 2015 and 2017 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015 and 2017 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015 and 2017 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2017	2016
1.875% 2013 senior notes due 2018	—	750
3.450% 2015 senior notes due 2020	500	500
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	—
	5,000	4,500
Unamortized debt discount / debt issuance costs	(47)	(32)
Less current portion of long-term debt	—	—
Long-term debt, net of discount and issuance costs	$4,953	$4,468
The fair value of our long-term debt, including the current portion of long-term debt, was $5,291 million and $4,565 million as of December 31, 2017, and December 31, 2016, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The principal amount of long-term debt outstanding as of December 31, 2017, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2018	2019	2020	2021	2022	2022	Total
Maturities	$—	$—	$500	$—	$—	$4,500	$5,000
Interest Expense
Interest expense, net of capitalized interest, was $175 million for 2017, $166 million for 2016 and $124 million for 2015. Capitalized interest expense was $4 million for 2017, $3 million for 2016, and $4 million for 2015.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.4 billion and $1.2 billion as of December 31, 2017, and December 31, 2016, respectively. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, and Norwegian krone. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 180 days.
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

82 |

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
During 2017 and 2016, we entered into forward starting interest rate swaps with an aggregate notional value of $500 million. During the third quarter of 2017, we also entered into treasury lock trades with an aggregate notional value of $500 million. We designated these swaps and treasury locks (contracts) as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 1.875% 2013 senior note due in 2018.
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
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2017	2016
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$10	$12
Foreign currency forward-exchange contracts	Other current liabilities	(9)	(8)
Total derivatives not designated as hedging instruments		1	4

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other current assets	—	17
Total derivatives designated as hedging instruments		—	17

Total derivatives		$1	$21
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value. See Note 3. Significant Accounting Policies— Fair Value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016
Foreign currency forward-exchange contracts	$(33)	$(24)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on derivative instruments designated as cash flow hedges, recorded, net of tax, in Other comprehensive income/(loss), are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016
Interest rate swaps	$(11)	$10
The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

83 |

10.	Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2017	2016
Finished goods	$788	$799
Work-in-process	484	499
Raw materials and supplies	155	204
Inventories	$1,427	$1,502
11.    Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2017	2016
Land	—	$22	$22
Buildings	33 1/3 - 50	934	923
Machinery, equipment and fixtures	3 - 20	1,696	1,582
Construction-in-progress	—	254	212
		2,906	2,739
Less: Accumulated depreciation		1,471	1,358
Property, plant and equipment		$1,435	$1,381
Depreciation expense was $142 million in 2017, $145 million in 2016 and $135 million in 2015.

12.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2015	$665	$790	$1,455
Additions / Adjustments(a)	(4)	20	16
Other(b)	—	10	10
Balance, December 31, 2016	$661	$820	$1,481
Additions / Adjustments (a)	10	7	17
Other(b)	—	12	12
Balance, December 31, 2017	$671	$839	$1,510

(a)
For 2017, primarily represents $9 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, as well as $10 million related to the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, in the first quarter of 2017, partially offset by a $2 million reduction to the consolidation of a European livestock monitoring company, in the third quarter of 2017.

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

(b)	Includes adjustments for foreign currency translation. For 2017, also includes $3 million related to the sale of our manufacturing site in Guarulhos, Brazil.
The gross goodwill balance was $2,046 million as of December 31, 2017, and $2,017 million as of December 31, 2016. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) was $536 million as of December 31, 2017, and December 31, 2016.

84 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2017			As of December 31, 2016
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)(b)	$1,185	$(428)	$757	$1,064	$(342)	$722
Brands	213	(143)	70	213	(132)	81
Trademarks and tradenames	62	(47)	15	62	(44)	18
Other(c)	234	(143)	91	222	(130)	92
Total finite-lived intangible assets	1,694	(761)	933	1,561	(648)	913
Indefinite-lived intangible assets:
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	66	—	66
In-process research and development(b)(d)	224	—	224	204	—	204
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	336	—	336	315	—	315
Identifiable intangible assets	$2,030	$(761)	$1,269	$1,876	$(648)	$1,228

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

(c)
Includes the acquisition of land use rights in China in the fourth quarter of 2017 and the acquisition of intangible assets associated with the purchase of a veterinary diagnostics business in Denmark in the third quarter of 2016.

(d)	Includes the intangible assets related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.
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

85 |

C.	Amortization
The weighted average life of our total finite-lived intangible assets is approximately 11 years. Total amortization expense for finite-lived intangible assets was $100 million in 2017, $95 million in 2016, and $64 million in 2015.
The annual amortization expense expected for the years 2018 through 2022 is as follows:

(MILLIONS OF DOLLARS)	2018	2019	2020	2021	2022
Amortization expense	$100	$97	$94	$93	$84

D.	Impairments
For information about intangible asset impairments, see Note 6. Other (Income)/Deductions––Net.
13.    Benefit Plans
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with an employee matters agreement between Pfizer and Zoetis, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the consolidated statement of equity. The balance in the contra-equity account was approximately $13 million and $15 million as of December 31, 2017 and 2016, respectively. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $6 million per year in 2017 and 2016.
Pension expense associated with the U.S. and certain significant international locations (inclusive of service cost grow-in benefits discussed above) totaled approximately $15 million in 2017, $14 million in 2016, and $20 million in 2015.

A.	International Pension Plans
During 2015, our pension plan in the Philippines was transferred to us from Pfizer. The net pension obligation (approximately $1 million) and the related accumulated other comprehensive loss (which was less than $1 million, net of tax) associated with this plan were recorded.
Information about the dedicated pension plans, including the plans transferred to us as part of the separation from Pfizer, is provided in the tables below.
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

86 |

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016
Change in benefit obligation:
Projected benefit obligation, beginning	$130	$127
Service cost	7	9
Interest cost	3	3
Plan combinations	(1)	—
Changes in actuarial assumptions and other	(6)	9
Settlements and curtailments(a)	(10)	(12)
Benefits paid	(5)	(3)
Net transfer out related to divestitures(b)	—	(4)
Adjustments for foreign currency translation	11	1
Benefit obligation, ending	129	130
Change in plan assets:
Fair value of plan assets, beginning	68	72
Plan combinations	(1)	—
Actual return on plan assets	5	(1)
Company contributions	6	9
Settlements and curtailments(a)	(10)	(6)
Divestitures(b)	—	(4)
Adjustments for foreign currency translation	5	1
Other––net	(4)	(3)
Fair value of plan assets, ending	69	68
Funded status—Projected benefit obligation in excess of plan assets at end of year(c)	$(60)	$(62)

(a)
For 2017, reflects the conversion of a defined benefit plan in Norway into a defined contribution plan. For 2016, reflects the impact of employee terminations due to our operational efficiency and supply network strategy initiatives.

(b)	For 2016, reflects the impact of the sale of our share of our Taiwan joint venture.

(c)	Included in Other noncurrent liabilities.
Actuarial losses were approximately $22 million ($14 million net of tax) at December 31, 2017, and $31 million ($23 million net of tax) at December 31, 2016. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive income/(loss). The actuarial losses will be amortized into net periodic benefit costs over an average period of 12.9 years.
The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into 2018 net periodic benefit cost is approximately $1 million.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2017	2016
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$58	$49
Accumulated benefit obligation	97	88
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	67	58
Projected benefit obligation	128	120
Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Service cost	$7	$9	$9
Interest cost	3	3	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of net (gains) / losses	1	1	1
Special termination benefits	—	—	1
Settlement and curtailments (gains) / losses	1	(2)	2
Net periodic benefit cost	$9	$8	$13

87 |

Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2017	2016	2015
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.2%	2.1%	2.6%
Rate of compensation increase	3.0%	3.1%	3.0%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	2.1%	2.5%	2.8%
Expected return on plan assets	3.9%	4.1%	4.3%
Rate of compensation increase	3.2%	2.9%	3.6%
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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2017	2016
Cash and cash equivalents	$1	$1
Equity securities: Equity commingled funds	26	22
Debt securities: Government bonds	32	27
Other investments	10	18
Total(a)	$69	$68

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
Specifically, the following methods and assumptions were used to estimate the fair value of our pension assets:

•	Equity commingled funds––observable market prices.

•	Government bonds and other investments––principally observable market prices.
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2017	2017	2016
Cash and cash equivalents	0-10%	1.0%	0.8%
Equity securities	0-60%	41.9%	35.5%
Debt securities	0-100%	45.9%	39.5%
Other investments	0-100%	11.2%	24.2%
Total	100%	100%	100%
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

88 |

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
We expect to contribute approximately $6 million to our dedicated pension plans in 2018. Benefit payments are expected to be approximately $3 million for 2018, $3 million for 2019, $5 million for 2020, and $4 million for 2021 and $6 million for 2022. Benefit payments are expected to be approximately $32 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2018 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.

B.	Postretirement Plans
As discussed above, Pfizer continued to credit certain United States employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. retiree medical plans. Postretirement benefit expense associated with these U.S. retiree medical plans totaled approximately $4 million per year in 2017, 2016 and 2015 (inclusive of service cost grow-in benefits discussed above). The expected benefit payments for each of the next five years is approximately $4 million per year.
Employees in the United States who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost of the supplemental savings plan was $7 million and $4 million in 2017 and 2016, respectively.

C.	Defined Contribution Plans
Zoetis has a voluntary defined contribution plan (Zoetis Savings Plan) that allows participation by substantially all U. S. employees. Zoetis matches 100% of employee contributions, up to a maximum of 5% of each employee’s eligible compensation. The Zoetis Savings Plan also includes a profit-sharing feature that provides for an additional contribution ranging between 0 and 8 percent of each employee’s eligible compensation. All eligible employees receive the profit-sharing contribution regardless of the amount they choose to contribute to the Zoetis Savings Plan. The profit-sharing contribution is a discretionary amount provided by Zoetis and is determined on an annual basis. Employees can direct their contributions and the company's matching and profit-sharing contributions into any of the funds offered. These funds provide participants with a cross section of investing options, including the Zoetis stock fund. The matching and profit-sharing contributions are cash funded.
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the U.S. defined contribution plans, totaled approximately $38 million in 2017, $40 million in 2016 and $43 million in 2015.

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
Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2017, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 13 million shares.

A.	Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Stock options / stock appreciation rights	$10	$10	$20
RSUs / DSUs	26	22	21
PSUs	8	5	2
Share-based compensation expense—total(a)(b)	$44	$37	$43
Tax benefit for share-based compensation expense	(13)	(10)	(8)
Share-based compensation expense, net of tax	$31	$27	$35

(a)	For each of the years ended December 31, 2017, 2016 and 2015, we capitalized approximately $1 million of share-based compensation expense to inventory.

(b)
Includes additional share-based compensation expense as a result of accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards of terminated employees in connection with our operational efficiency initiative and supply network strategy for the years ended December 31, 2016 and 2015, of approximately $1 million and $2 million, respectively, which is included in Restructuring charges/(benefits) and certain acquisition-related costs. (See G. Accelerated Vesting of Outstanding Equity Awards). These amounts were de minimis in 2017.

89 |

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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield(a)	0.76%	0.89%	0.72%
Risk-free interest rate(b)	2.29%	1.57%	1.79%
Expected stock price volatility(c)	23.26%	26.70%	23.92%
Expected term(d) (years)	6.5	6.5	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)
Determined using an equal weighting between historical volatility of the Zoetis stock price and implied volatility. The selection of the blended historical and implied volatility approach was based on our assessment that this calculation of expected volatility is more representative of future stock price trends.

(d)	Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the year ended December 31, 2017:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value(a)
	Shares	Per Share	(Years)	(MILLIONS)
Outstanding, December 31, 2016	5,370,784	$33.23
Granted	718,278	55.17
Exercised	(1,151,726)	30.18
Forfeited	(31,452)	42.05
Outstanding, December 31, 2017	4,905,884	$37.10	6.8	$171
Exercisable, December 31, 2017	2,742,526	$28.73	5.7	$119

(a)	Market price of underlying Zoetis common stock less exercise price.
As of December 31, 2017, there was approximately $8 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of 0.5 years.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2017	2016	2015
Weighted-average grant date fair value per stock option	$14.31	$11.34	$11.70
Aggregate intrinsic value on exercise	32	23	5
Cash received upon exercise	35	36	9
Tax benefits realized related to exercise	16	15	2

C.	Restricted Stock Units (RSUs)
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

90 |

The following table provides an analysis of RSU activity for the year ended December 31, 2017:

		Weighted-Average
		Grant Date Fair Value
	Shares	Per Share
Nonvested, December 31, 2016	1,792,988	$39.86
Granted	538,604	55.18
Vested	(600,177)	31.94
Reinvested dividend equivalents	12,310	45.18
Forfeited	(82,225)	45.45
Nonvested, December 31, 2017	1,661,500	$47.45
As of December 31, 2017, there was approximately $32 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of 1.2 years.

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
For the years ended December 31, 2017 and 2016, there were no DSUs granted. As of December 31, 2017 and 2016, there were 73,359 and 72,838 DSUs outstanding, respectively, including dividend equivalents.

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
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 23.1% and 25.5%, respectively, in 2017, and 23.8% and 25.2%, respectively, in 2016. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
The following table provides an analysis of PSU activity for the year ended December 31, 2017:

		Weighted-Average
		Grant Date Fair Value
	Shares	Per Share
Nonvested, December 31, 2016	289,889	$55.29
Granted	136,964	74.28
Vested	(8,434)	58.15
Reinvested dividend equivalents	2,812	60.26
Forfeited	(12,489)	58.53
Nonvested, December 31, 2017	408,742	$61.53
As of December 31, 2017, there was approximately $11 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 1.2 years.

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

91 |

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
The accelerated vesting of the outstanding stock options and the settlement, on a pro-rata basis, of other equity awards resulted in the recognition of additional stock-based compensation expense of approximately $1 million and $2 million, in the years ended December 31, 2016 and 2015, respectively, which is included in Restructuring charges and certain acquisition-related costs. These amounts were de minimis in 2017.

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
Changes in common shares and treasury stock were as follows:

(MILLIONS OF SHARES)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2014	501.34	0.01
Stock-based compensation(b)	0.47	0.06
Defined contribution plan	—	4.34
Balance, December 31, 2015	501.81	4.41
Stock-based compensation(b)	0.08	(1.72)
Share repurchase program	—	6.34
Balance, December 31, 2016	501.89	9.04
Stock-based compensation(b)	—	(1.55)
Share repurchase program	—	8.28
Balance, December 31, 2017	501.89	15.76

(a)	Shares may not add due to rounding.

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

Accumulated other comprehensive income/(loss)
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation		Accumulated
	Derivatives	Adjustment	Benefit Plans	Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	(Losses)/Gains	(Losses)/Gains	(Losses)/Gains	(Loss)/Income
Balance, December 31, 2014	$—	$(336)	$(25)	$(361)
Other comprehensive (loss)/gain, net of tax	(2)	(268)	9	(261)
Balance, December 31, 2015	(2)	(604)	(16)	(622)
Other comprehensive gain/(loss), net of tax	10	19	(7)	22
Divestiture of noncontrolling interest(a)	—	2	—	2
Balance, December 31, 2016	8	(583)	(23)	(598)
Other comprehensive gain/(loss), net of tax	(11)	96	8	93
Balance, December 31, 2017	$(3)	$(487)	$(15)	$(505)

(a)	Reflects the divestiture of our share of our Taiwan joint venture. See Note 4B. Acquisitions and Divestitures: Divestitures.

(b)
Reflects the acquisition of the remaining noncontrolling interest in a variable interest entity previously consolidated by Zoetis as the primary beneficiary. See Note 4B. Acquisitions and Divestitures: Divestitures.

92 |

16.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2017	2016	2015
Numerator
Net income before allocation to noncontrolling interests	$862	$819	$339
Less: net loss attributable to noncontrolling interests	(2)	(2)	—
Net income attributable to Zoetis Inc.	$864	$821	$339
Denominator
Weighted-average common shares outstanding	489.918	495.715	499.707
Common stock equivalents: stock options, RSUs, DSUs and PSUs	3.243	2.510	2.312
Weighted-average common and potential dilutive shares outstanding	493.161	498.225	502.019
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.76	$1.66	$0.68
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.75	$1.65	$0.68
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were approximately 1 million shares as of each year ended December 31, 2017, 2016 and 2015.

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

93 |

PregSure®
We have in total approximately 266 claims in Europe and New Zealand seeking damages related to calves claimed to have died of Bovine Neonatal Pancytopenia (BNP) on farms where PregSure BVD, a vaccine against Bovine Virus Diarrhea (BVD), was used. BNP is a rare syndrome that first emerged in cattle in Europe in 2006. While some earlier studies of BNP suggested a potential association between the administration of PregSure and the development of BNP, a more recent study concluded there is no causal connection between BNP and PregSure BVD. The cause of BNP is not known.
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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further environmental assessments are needed before a plan to manage that remaining waste can be prepared. We have not received any further communication from the prosecutor in response to the report.
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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed

94 |

motions for reconsideration of the Court’s decision granting summary disposition. The Court denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory appeal of the lower Court’s decision, which we opposed on January 17, 2018. The matter is stayed pending a decision by the Court of Appeals.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2017, recorded amounts for the estimated fair value of these indemnifications were not significant.
C. Purchase Commitments
As of December 31, 2017, we have agreements totaling $442 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing, information technology services and potential milestone payments deemed reasonably likely to occur.
D. Commitments under Operating Leases
We have facilities, vehicles and office equipment under various non-cancellable operating leases with third parties. Total rent expense, net of sublease rental income, was approximately $27 million in 2017, $25 million in 2016 and $26 million in 2015.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2017, follow:

						After
(MILLIONS OF DOLLARS)	2018	2019	2020	2021	2022	2022	Total
Maturities	$35	$28	$21	$17	$14	$53	$168

18.	Segment, Geographic and Other Revenue Information

A.	Segment Information
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

95 |

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $8.6 billion and $7.6 billion at December 31, 2017, and 2016, respectively.
Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015	2017	2016	2015
U.S.
Revenue	$2,620	$2,447	$2,328
Cost of Sales	565	551	551
Gross Profit	2,055	1,896	1,777
Gross Margin	78.4%	77.5%	76.3%
Operating Expenses	421	388	389
Other (income)/deductions	(3)	—	(2)
U.S. Earnings	1,637	1,508	1,390	$29	$27	$24

International
Revenue(b)	2,643	2,390	2,386
Cost of Sales	889	833	873
Gross Profit	1,754	1,557	1,513
Gross Margin	66.4%	65.1%	63.4%
Operating Expenses	515	501	570
Other (income)/deductions	(1)	2	2
International Earnings	1,240	1,054	941	44	44	46

Total operating segments	2,877	2,562	2,331	73	71	70

Other business activities	(313)	(309)	(293)	23	25	26
Reconciling Items:
Corporate	(625)	(684)	(606)	52	45	40
Purchase accounting adjustments	(88)	(99)	(57)	88	84	53
Acquisition-related costs	(10)	(4)	(21)	—	—	—
Certain significant items(c)	(25)	(57)	(592)	—	7	6
Other unallocated	(291)	(181)	(217)	6	8	4
Total Earnings(d)	$1,525	$1,228	$545	$242	$240	$199

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $660 million in 2017, $632 million in 2016, and $593 million in 2015.

(c)
For 2017, certain significant items primarily includes: (i) charges related to our operational efficiency initiative and supply network strategy of $20 million; (ii) Zoetis stand-up costs of $3 million; (iii) employee termination costs in Europe of $4 million; (iv) income related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016 of $5 million; and (v) charges of $3 million associated with changes to our operating model. Stand-up costs include certain nonrecurring costs related to becoming an independent public company, such as new branding (including changes to the manufacturing process for required new packaging), the creation of standalone systems and infrastructure, site separation, and certain legal registration and patent assignment costs.

For 2016, certain significant items primarily includes: (i) Zoetis stand-up costs of $23 million; (ii) charges related to our operational efficiency initiative and supply network strategy of $10 million; (iii) charges related to a commercial settlement in Mexico of $14 million; (iv) charges of $10 million associated with changes to our operating model; (v) a reversal of $1 million related to other restructuring charges/(reversals) and cost-reduction/productivity initiatives; and (vi) an impairment of finite-lived trademarks of $1 million related to a canine pain management product.

96 |

For 2015, certain significant items primarily includes: (i) Zoetis stand-up costs of $118 million; (ii) charges related to our operational efficiency initiative and supply network strategy of $373 million, (iii) charges of $93 million of foreign currency losses related to the Venezuela revaluation; (iv) impairment charges of $3 million related to assets held by our joint venture in Taiwan, classified as assets held for sale in 2015 and subsequently sold in 2016, and an impairment of IPR&D assets related to the termination of a canine oncology project of $2 million; and (v) charges due to unusual investor-related activities of $3 million.

(d)	Defined as income before provision for taxes on income.

B.	Geographic Information
Revenue exceeded $100 million in eight countries outside the United States in 2017, 2016, and 2015. The United States was the only country to contribute more than 10% of total revenue in each year.
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2017	2016
U.S.	$1,047	$985
International	388	396
Property, plant and equipment, less accumulated depreciation	$1,435	$1,381

C.	Other Revenue Information
Significant Customers
We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. We sell our companion animal products primarily to veterinarians who then sell the products to pet owners. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 14%, 13% and 14% of total revenue for 2017, 2016, and 2015, respectively.
Revenue by Species
Species revenue are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Livestock:
Cattle	$1,735	$1,653	$1,680
Swine	621	602	668
Poultry	479	457	525
Fish	118	90	5
Other	84	79	80
	3,037	2,881	2,958
Companion Animal:
Horses	151	150	162
Dogs and Cats	2,075	1,806	1,594
	2,226	1,956	1,756

Contract Manufacturing	44	51	51

Total revenue	$5,307	$4,888	$4,765

97 |

Revenue by Major Product Category
Revenue by major product category are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2017	2016	2015
Anti-infectives	$1,253	$1,255	$1,305
Vaccines	1,373	1,245	1,149
Parasiticides	763	659	651
Medicated feed additives	475	500	505
Other pharmaceuticals	1,181	988	910
Other non-pharmaceuticals	218	190	194
Contract manufacturing	44	51	51
Total revenue	$5,307	$4,888	$4,765
19.    Selected Quarterly Financial Data (Unaudited)

(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	FIRST	SECOND	THIRD	FOURTH
2017
Revenue	$1,231	$1,269	$1,347	$1,460
Costs and expenses(a)	895	924	926	1,018
Restructuring charges/(reversals) and certain acquisition-related costs	(1)	—	8	12
Income before provision for taxes on income	337	345	413	430
Provision for taxes on income(b)	98	98	117	350
Net income before allocation to noncontrolling interests	239	247	296	80
Net income/(loss) attributable to noncontrolling interests	1	—	(2)	(1)
Net income attributable to Zoetis	$238	$247	$298	$81
Earnings per common share--basic	$0.48	$0.50	$0.61	$0.17
Earnings per common share--diluted	$0.48	$0.50	$0.61	$0.16
2016
Revenue	$1,162	$1,208	$1,241	$1,277
Costs and expenses(a)	828	897	904	1,026
Restructuring charges and certain acquisition-related costs	2	(21)	4	20
Income before provision for taxes on income	332	332	333	231
Provision for taxes on income	128	108	96	77
Net income before allocation to noncontrolling interests	204	224	237	154
Net loss attributable to noncontrolling interests	—	—	(2)	—
Net income attributable to Zoetis	$204	$224	$239	$154
Earnings per common share--basic	$0.41	$0.45	$0.48	$0.31
Earnings per common share--diluted	$0.41	$0.45	$0.48	$0.31

(a)	Costs and expenses in the fourth quarter reflect seasonal trends.

(b)	For the fourth quarter of 2017, includes a provisional net tax charge of approximately $212 million related to the impact of the Tax Act enacted on December 22, 2017. See Note 8. Tax Matters.
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

98 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2017
Allowance for doubtful accounts	30	3	(8)	25

Year Ended December 31, 2016
Allowance for doubtful accounts	$34	$7	$(11)	$30

Year Ended December 31, 2015
Allowance for doubtful accounts	32	9	(7)	34

99 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2017, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
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
None.

100 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2018 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2018 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer Principal Accounting Officer and Controller, and the Code of Business Conduct and Ethics for members of our Board of Directors, is incorporated by reference from the discussions under the headings Corporate Governance at Zoetis in our 2018 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2018 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2018 Proxy Statement.
Executive Officers
Juan Ramón Alaix
Age 66
Chief Executive Officer and Director
Mr. Alaix has served as our Chief Executive Officer and Director since July 2012. From 2006 to 2012, he served as President of Pfizer Animal Health, and was responsible for its overall strategic direction and financial performance. Under his leadership, the company grew to become a $4.3 billion enterprise in 2012. Mr. Alaix has more than 35 years’ experience in finance and management, including 20 years in the pharmaceutical industry. He joined Pfizer in 2003 and held various positions, including Regional President of Central/Southern Europe for Pfizer’s pharmaceutical business. Prior to that, Mr. Alaix held various positions with Pharmacia, including as Country President of Spain, from 1998 until Pharmacia’s acquisition by Pfizer in 2003. Earlier in his career he served in general management with Rhône-Poulenc Rorer in Spain and Belgium. In 2013, Mr. Alaix completed a two-year term as President of the International Federation for Animal Health (“IFAH”), now known as HealthforAnimals, and he continues to serve as a member of its board and executive committee. HealthforAnimals represents manufacturers of veterinary medicines, vaccines and other animal health products in both developed and emerging markets. A native of Spain, Mr. Alaix received a graduate degree in economics from the Universidad de Madrid.
Glenn David
Age 46
Executive Vice President and Chief Financial Officer
Mr. David has served as our Executive Vice President and Chief Financial Officer since August 2016. With more than 20 years of experience in finance and operations, Mr. David has played a key role in leading the financial operations for Zoetis since its initial public offering in 2013. He served as our Senior Vice President of Finance Operations from 2013 to 2016 and as acting Chief Financial Officer from April 2014 through August 2014. Mr. David joined Pfizer in 1999 and held various financial roles, including Vice President of Global Finance for Pfizer Animal Health and Vice President of Finance for the U.S. Primary Care franchise prior to the Zoetis initial public offering.
Alejandro Bernal
Age 45
Executive Vice President and Group President, Strategy, Commercial and Business Development
Mr. Bernal has served as our Executive Vice President and Group President, Strategy, Commercial and Business Development since May 2015. From October 2012 through April 2015, he served as our Executive Vice President and Area President of the Europe, Africa and Middle East region. He was Area President of the Europe, Africa and Middle East region for Pfizer’s animal health business unit from 2010 to 2012. Mr. Bernal joined Pfizer in 2000 and held positions of increasing responsibility, including Area President of the Canada and Latin America region; Regional Director of Southwest and Central Latin America; Division Director for Central America and Colombia; Swine and Poultry Team Leader for Mexico; and Swine Product Manager for Northern Latin America for Pfizer Animal Health. Mr. Bernal has resigned from the company effective February 28, 2018.
Heidi C. Chen
Age 51
Executive Vice President, General Counsel and Corporate Secretary
Ms. Chen has served as our Executive Vice President and General Counsel since October 2012, and as our Corporate Secretary since July 2012. Prior to that, Ms. Chen was Vice President and Chief Counsel of Pfizer Animal Health from 2009 to 2012. Ms. Chen joined Pfizer in 1998 and held various legal and compliance positions of increasing responsibility, including lead counsel for Pfizer’s Established Products (generics) business.
Andrew Fenton
Age 54
Executive Vice President and Chief Information Officer
Mr. Fenton has served as our Executive Vice President and Chief Information Officer (CIO) since August 2016, having joined Zoetis as Senior Vice President and CIO in 2014. From November 2013 to September 2014, Andrew was a partner and principal with EY in the Life Sciences practice

101 |

supporting CIO Transformation Services, and from October 2005 to November 2013, he was Senior Vice President and CIO of Warner Chilcott. He has also held senior positions at IBM Global Services and at PricewaterhouseCoopers in the Pharmaceutical Practice.
Catherine A. Knupp
Age 57
Executive Vice President and President of Research and Development
Dr. Knupp has served as our Executive Vice President and President of Research and Development since October 2012. From 2005 to 2012, she served as Vice President of Pfizer’s Veterinary Medicine Research and Development business unit. Dr. Knupp joined Pfizer in July 2001 and held various positions, including Vice President of Pfizer’s Michigan laboratories for Pharmacokinetics, Dynamics and Metabolism.
Roxanne Lagano
Age 53
Executive Vice President and Chief Human Resources Officer
Ms. Lagano has served as our Executive Vice President and Chief Human Resources Officer since November 2012. Prior to joining Zoetis, Ms. Lagano was senior vice president, Global Compensation, Benefits and Wellness for Pfizer. Ms. Lagano joined Pfizer in 1997 and held various positions, including Senior Vice President, Pfizer Global Compensation, Benefits and Wellness; and Senior Director, Business Transactions, Pfizer Worldwide Human Resources.
Clinton A. Lewis, Jr.
Age 51
Executive Vice President and President of International Operations
Mr. Lewis has served as our Executive Vice President and President, International Operations since May 2015. From October 2012 through April 2015, he served as our Executive Vice President and President of U.S. Operations, and from 2007 to 2012, he was President of U.S. Operations for Pfizer Animal Health. Mr. Lewis joined Pfizer in 1988 and held various positions across sales, marketing and general management, including Senior Vice President of Sales, U.S.; General Manager, Pfizer Caribbean; and General Manager, U.S. Anti-Infectives.
Kristin C. Peck
Age 46
Executive Vice President and President of U.S. Operations
Ms. Peck has served as our Executive Vice President and President, U.S. Operations since May 2015. From October 2012 through April 2015, she served as our Executive Vice President and Group President. Ms. Peck joined Pfizer in 2004 and held various positions, including Executive Vice President, Worldwide Business Development and Innovation; Senior Vice President, Worldwide Business Development, Strategy and Innovation; Vice President, Strategic Planning; Chief of Staff to the Vice Chairman; and Senior Director, Strategic Planning. Ms. Peck also served as a member of Pfizer’s Executive Leadership Team.
Roman Trawicki
Age 54
Executive Vice President and President of Global Manufacturing and Supply
Mr. Trawicki has served as our Executive Vice President, Global Manufacturing and Supply since May 2015. He joined Zoetis in January 2015 as President, Global Manufacturing and Supply. From 2009 to 2014, he was GE Healthcare’s General Manager of Global Supply Chain for Medical Diagnostics, where he focused on diagnostics, injectable contrast media and nuclear medicines.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2018 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2018 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis-Corporate Governance Principles and Practices-Director Independence in our 2018 Proxy Statement.

102 |

Item 14. Principal Accounting Fees and Services.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2017 and 2016 is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2018 in our 2018 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2018 in our 2018 Proxy Statement.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
103 |

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

104 |

EXHIBITS
The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 2.1	Share Purchase Agreement, dated as of November 2, 2015, by and among SalarLux Parent S.à.r.l., Salar Invest AS and Zoetis Inc. (incorporated by reference to Exhibit 2.1 to Zoetis Inc.'s Current Report on Form 8-K filed on
November 2, 2015 (File No. 001-35797))
Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Quarterly
Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis
Inc.’s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Zoetis Inc.’s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Form of 3.450% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.7	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.8	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.9	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.10	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.11	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Transitional Services Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.4	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.5	Employee Matters Agreement (incorporated by reference to Exhibit 10.5 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 10.6	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*

105 |

Exhibit 10.7	Pfizer Inc. Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments
(incorporated by reference to Exhibit 10.7 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.8	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.9	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.10	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.11	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.12	Master Manufacturing and Supply Agreement, dated October 1, 2012, by and between Pfizer Inc. and Zoetis Inc. (Pfizer as manufacturer) (incorporated by reference to Exhibit 10.14 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 10.13	Registration Rights Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.15 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.14	Zoetis Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.15	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.16	Revolving Credit Agreement, dated as of December 21, 2016, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2016 (File No. 001-35797))
Exhibit 10.16.1	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2017, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent †
Exhibit 10.17	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.18	Registration Rights Agreement, dated as of January 28, 2013, by and among Zoetis Inc. and Merrill Lynch, Pierce, Fenner &
Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.20 of Zoetis Inc.'s registration statement on Form
S-1 (File No. 333-183254))
Exhibit 10.19	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.20	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.21	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.22	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.23	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.24	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.25	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.26	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to

106 |

Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.27	Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s
Current Report on Form 8-K filed on May 7, 2013 (File No. 001-35797))*
Exhibit 10.28	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013 (File No. 001-35797))*
Exhibit 10.29	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.30	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.31	Letter Agreement, dated as of February 3, 2015, by and among Zoetis and Pershing Square Capital Management, L.P.
and certain affiliates thereof and Sachem Head Capital Management LP and certain affiliates thereof (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on February 4, 2015 (File No. 001-35797))
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges †
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith
*	Management contracts or compensatory plans or arrangements

107 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 15, 2018

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

Name	Title	Date

/S/ JUAN RAMÓN ALAIX	Chief Executive Officer and Director	February 15, 2018
Juan Ramón Alaix	(Principal Executive Officer)

/S/ GLENN DAVID	Executive Vice President and	February 15, 2018
Glenn David	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 15, 2018
Michael B. McCallister

/S/ PAUL M. BISARO	Director	February 15, 2018
Paul M. Bisaro

/S/ FRANK A. D'AMELIO	Director	February 15, 2018
Frank A. D’Amelio

/S/ SANJAY KHOSLA	Director	February 15, 2018
Sanjay Khosla

/s/ GREGORY NORDEN	Director	February 15, 2018
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 15, 2018
Louise M. Parent

/S/ WILLIE M. REED	Director	February 15, 2018
Willie M. Reed

/S/ LINDA RHODES	Director	February 15, 2018
Linda Rhodes

/s/ ROBERT W. SCULLY	Director	February 15, 2018
Robert W. Scully

/S/ WILLIAM C. STEERE, JR.	Director	February 15, 2018
William C. Steere, Jr.

108 |