Form 10-Q
period 2018-03-31
Zoetis Inc.
filed 2018-05-02
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
At April 27, 2018, there were 483,865,442 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2018	2017
Revenue	$1,366	$1,231
Costs and expenses:
Cost of sales	447	443
Selling, general and administrative expenses	338	309
Research and development expenses	97	90
Amortization of intangible assets	23	22
Restructuring charges/(reversals) and certain acquisition-related costs	2	(1)
Interest expense, net of capitalized interest	47	41
Other (income)/deductions—net	(5)	(10)
Income before provision for taxes on income	417	337
Provision for taxes on income	67	98
Net income before allocation to noncontrolling interests	350	239
Less: Net (loss)/income attributable to noncontrolling interests	(2)	1
Net income attributable to Zoetis Inc.	$352	$238
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.72	$0.48
Diluted	$0.72	$0.48
Weighted-average common shares outstanding:
Basic	485.9	492.4
Diluted	489.8	495.3
Dividends declared per common share	$0.126	$0.105

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Net income before allocation to noncontrolling interests	$350	$239
Other comprehensive income, net of taxes and reclassification adjustments:
Foreign currency translation adjustments, net	77	44
Benefit plans: Actuarial gains, net(a)	—	2
Total other comprehensive income, net of tax	77	46
Comprehensive income before allocation to noncontrolling interests	427	285
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(1)	1
Comprehensive income attributable to Zoetis Inc.	$428	$284

(a)
Presented net of reclassification adjustments and tax impacts, which are not significant in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Other (income)/deductions, beginning in the first quarter of 2018, and into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, for periods prior to 2018, in the condensed consolidated statements of income.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,654	$1,564
Accounts receivable, less allowance for doubtful accounts of $25 in 2018 and $25 in 2017	943	998
Inventories	1,441	1,427
Other current assets	229	228
Total current assets	4,267	4,217
Property, plant and equipment, less accumulated depreciation of $1,519 in 2018 and $1,471 in 2017	1,453	1,435
Goodwill	1,532	1,510
Identifiable intangible assets, less accumulated amortization	1,280	1,269
Noncurrent deferred tax assets	80	80
Other noncurrent assets	78	75
Total assets	$8,690	$8,586

Liabilities and Equity
Accounts payable	$217	$261
Dividends payable	61	61
Accrued expenses	419	432
Accrued compensation and related items	182	236
Income taxes payable	92	60
Other current liabilities	29	44
Total current liabilities	1,000	1,094
Long-term debt, net of discount and issuance costs	4,954	4,953
Noncurrent deferred tax liabilities	246	380
Other taxes payable	304	172
Other noncurrent liabilities	211	201
Total liabilities	6,715	6,800
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 484,724,245 and 486,130,461 shares outstanding at March 31, 2018, and December 31, 2017, respectively	5	5
Treasury stock, at cost, 17,166,998 and 15,760,782 shares of common stock at March 31, 2018, and December 31, 2017, respectively	(1,005)	(852)
Additional paid-in capital	990	1,013
Retained earnings	2,399	2,109
Accumulated other comprehensive loss	(429)	(505)
Total Zoetis Inc. equity	1,960	1,770
Equity attributable to noncontrolling interests	15	16
Total equity	1,975	1,786
Total liabilities and equity	$8,690	$8,586

(a)	As of both March 31, 2018, and December 31, 2017, includes $6 million of restricted cash.

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2016	$5	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Three months ended April 2, 2017
Net income	—	—	—	238	—	1	239
Other comprehensive income	—	—	—	—	46	—	46
Consolidation of a noncontrolling interest(b)	—	—	—	—	—	13	13
Share-based compensation awards(c)	—	36	(10)	(12)	—	—	14
Treasury stock acquired(d)	—	(125)	—	—	—	—	(125)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(52)	—	—	(52)
Balance, April 2, 2017	$5	$(510)	$1,015	$1,651	$(552)	$26	$1,635

Balance, December 31, 2017	$5	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Three months ended March 31, 2018
Net income/(loss)	—	—	—	352	—	(2)	350
Other comprehensive income	—	—	—	—	76	1	77
Share-based compensation awards (c)	—	37	(24)	(1)	—	—	12
Treasury stock acquired(d)	—	(190)	—	—	—	—	(190)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(61)	—	—	(61)
Balance, March 31, 2018	$5	$(1,005)	$990	$2,399	$(429)	$15	$1,975

(a)
As of March 31, 2018, and April 2, 2017, there were 484,724,245 and 491,328,479 outstanding shares of common stock, respectively, and 17,166,998 and 10,562,764 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 13. Stockholders' Equity.

(b)	Represents the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary.

(c)
Includes the issuance of shares of Zoetis Inc. common stock and the reissuance of treasury stock in connection with the vesting of employee share-based awards. Upon reissuance of treasury stock, differences between the proceeds from reissuance and the cost of the treasury stock that result in gains are recorded in Additional paid-in capital. Losses are recorded in Additional paid-in capital to the extent that they can offset previously recorded gains. If no such credit exists, the differences are recorded in Retained earnings. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information, see Note 12. Share-Based Payments and Note 13. Stockholders' Equity.

(d)	Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information, see Note 13. Stockholders' Equity.

(e)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 11. Benefit Plans.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Operating Activities
Net income before allocation to noncontrolling interests	$350	$239
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	60	62
Share-based compensation expense	11	11
Restructuring	2	(1)
Asset write-offs and asset impairments	2	—
Provision for losses on inventory	16	16
Deferred taxes(a)	(141)	24
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	3	4
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	60	(22)
Inventories	(33)	(52)
Other assets	(2)	(13)
Accounts payable	(46)	(37)
Other liabilities	(57)	(147)
Other tax accounts, net(a)	163	34
Net cash provided by operating activities	389	119
Investing Activities
Purchases of property, plant and equipment	(53)	(42)
Acquisitions	—	(3)
Net proceeds from sales of assets	8	—
Other investing activities	—	(3)
Net cash used in investing activities	(45)	(48)
Financing Activities
Payment of contingent consideration related to previously acquired assets	(12)	(5)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	2	6
Purchases of treasury stock	(190)	(125)
Cash dividends paid	(62)	(52)
Net cash used in financing activities	(262)	(176)
Effect of exchange-rate changes on cash and cash equivalents	8	7
Net increase/(decrease) in cash and cash equivalents	90	(98)
Cash and cash equivalents at beginning of period	1,564	727
Cash and cash equivalents at end of period	$1,654	$629

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$42	$37
Interest, net of capitalized interest	70	56
Non-cash transactions:
Purchases of property, plant and equipment	1	4
Contingent purchase price consideration(b)	—	2
Dividends declared, not paid	61	52

(a)
Reflects the reclassification of the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018 payable over eight years.

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
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three-month periods ended February 28, 2018, and February 26, 2017.
Prior to fiscal 2018, the company followed a 13-week quarterly accounting cycle for each of the first three fiscal quarters. The company's fiscal year ends on December 31 for our operations in the United States and on November 30 for subsidiaries operating outside the United States. Beginning in fiscal 2018, the company's first three fiscal quarters will end on the last day of March, June and September in the United States and the last day of February, May and August for subsidiaries operating outside the United States. There is no change to the company's fiscal year-end dates. We did not adjust our results of operations for periods prior to 2018 as the impact was not material.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2017 Annual Report on Form 10-K.

3.	Accounting Standards
Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board (FASB) issued an accounting standards update to align existing guidance on accounting for income taxes, pursuant to guidance provided by a Staff Accounting Bulletin published by the SEC on December 22, 2017. The update addresses the challenges in accounting for the effects of the Tax Cuts and Jobs Act (the Tax Act), enacted on December 22, 2017, in the period of enactment and required companies to report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. For additional information, see Note 7. Tax Matters.
In March 2017, the FASB issued an accounting standards update to simplify and improve the reporting of net periodic pension benefit cost by requiring only present service cost to be presented in the same line item as other current employee compensation costs while remaining components of net periodic benefit cost would be presented within Other (income)/deductions—net outside of operations. We adopted this guidance as of January 1, 2018, the required effective date. The new standard did not have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued an accounting standards update that requires the recognition of the income tax consequences of an intra-entity asset transfer, other than inventory, when the transfer occurs as opposed to when the asset is sold to an outside third party. We adopted this guidance as of January 1, 2018, the required effective date. The new standard did not have a significant impact on our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this guidance as of January 1, 2018, the required effective date, using the modified retrospective adoption method. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic

6 |

accounting policies. Application of the standard using the modified retrospective method did not require an adjustment to opening retained earnings. For additional information, see Note 4. Revenue.
Recently Issued Accounting Standards
In February 2018, the FASB issued an accounting standards update which permits companies to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the new federal corporate income tax rate. In the period of adoption, a company may choose to either apply the amendments retrospectively to each period in which the effect of the change in federal income tax rate is recognized or to apply the amendments in that reporting period. The provisions of the update are effective beginning January 1, 2019 for interim and annual periods, with early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption and do not expect that the new standard will have a significant impact on our consolidated financial statements.
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
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, the required effective date, for annual and interim reporting periods. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We have selected a lease accounting system and are currently evaluating our lease contracts, accounting policy elections, and the impact of adoption on our consolidated financial statements. While we do not expect adoption of the standard to have a significant impact on our consolidated statements of income, the impact on the assets and liabilities within our consolidated balance sheet may be material.

4.	Revenue

A.	Revenue from Product Sales
We offer a diversified portfolio of products which allows us to capitalize on local and regional customer needs. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. Many of our top selling product lines are distributed across both of our operating segments, leveraging our R&D operations and manufacturing and supply chain network.
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
Our major product categories are:

•	vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;

•	anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;

•	other pharmaceutical products: allergy and dermatology, pain and sedation, antiemetic, reproductive, and oncology products;

•	parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms; and

•	medicated feed additives: products added to animal feed that provide medicines to livestock.
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

7 |

The following tables present our revenue disaggregated by geographic area, species, and major product category.
Revenue by geographic area

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
United States	$634	$605
Australia	48	40
Brazil	70	66
Canada	40	34
China	64	52
France	33	29
Germany	38	28
Italy	27	22
Japan	41	34
Mexico	24	18
Spain	25	20
United Kingdom	52	43
Other developed markets	79	68
Other emerging markets	185	161
	1,360	1,220

Contract Manufacturing	6	11

Total Revenue	$1,366	$1,231
Revenue by major species

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
U.S.
Livestock	$292	$282
Companion Animal	342	323
	634	605
International
Livestock	478	421
Companion Animal	248	194
	726	615

Contract Manufacturing	6	11

Total Revenue	$1,366	$1,231

8 |

Revenue by species

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Livestock:
Cattle	$416	$386
Swine	175	160
Poultry	136	116
Fish	22	21
Other	21	20
	770	703
Companion Animal:
Dogs and Cats	549	482
Horses	41	35
	590	517

Contract Manufacturing	6	11

Total Revenue	$1,366	$1,231
Revenue by major product category

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Vaccines	$356	$319
Anti-infectives	297	268
Other pharmaceuticals	319	272
Parasiticides	191	184
Medicated feed additives	137	123
Other non-pharmaceuticals	60	54
	1,360	1,220

Contract Manufacturing	6	11

Total Revenue	$1,366	$1,231
B.    Revenue Accounting Policy
Below are the significant accounting policies updated as of January 1, 2018 as a result of the adoption of the new revenue recognition guidance. For additional information, see Note 3. Accounting Standards.
We recognize revenue from product sales when control of the goods has transferred to the customer, which is typically once the goods have shipped and the customer has assumed title. Revenue reflects the total consideration to which we expect to be entitled (i.e. the transaction price), in exchange for products sold, after considering various types of variable consideration including rebates, sales allowances, product returns and discounts.
Variable consideration is estimated and recorded at the time that related revenue is recognized. Our estimates reflect the amount by which we expect variable consideration to impact revenue recognized and are generally based on contractual terms or historical experience, adjusted as necessary to reflect our expectations about the future. Our customer payment terms generally range from 60 to 90 days.
Estimates of variable consideration utilize a complex series of judgments and assumptions to determine the amount by which we expect revenue to be reduced, for example;

•
for sales returns, we perform calculations in each market that incorporate the following, as appropriate: local returns policies and practices; historic returns as a percentage of revenue; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, product recalls, discontinuation of products or a changing competitive environment; and

•	for revenue incentives, we use our historical experience with similar incentives programs to estimate the impact of such programs on revenue for the current period.

9 |

Although the amounts recorded for these revenue deductions are dependent on estimates and assumptions, historically our adjustments to actual results have not been material. The sensitivity of our estimates can vary by program, type of customer and geographic location.
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities, is recorded within Other current liabilities, and is recognized once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of the adoption date and subsequently recognized as revenue during the first quarter of 2018 were approximately $2 million. Contract liabilities as of March 31, 2018 were approximately $4 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2018 are not material.
Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from Revenue. Shipping and handling costs incurred after control of the purchased product has transferred to the customer are accounted for as a fulfillment cost, within Selling, general and administrative expenses.

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
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives focused on reducing complexity in our product portfolios, changing our selling approach in certain markets, reducing our presence in certain countries, and exiting manufacturing sites over a long term period. We have also continued to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,800, subject to consultations with works councils and unions in certain countries. Including divestitures, as of March 31, 2018, approximately 2,600 positions have been eliminated related to these initiatives. The comprehensive operational efficiency program was substantially completed as of December 31, 2017. We expect to complete the supply network strategy over the next several years.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs(a)	$1	$—
Restructuring charges/(reversals)(b)(c):
Employee termination costs/(reversals)	1	(1)
Total Restructuring charges/(reversals) and certain acquisition-related costs	$2	$(1)

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges/(reversals) for the three months ended March 31, 2018, primarily relate to the supply network strategy.
The restructuring charges/(reversals) for the three months ended April 2, 2017, primarily relate to the operational efficiency initiative.

(c)	The restructuring charges/(reversals) are associated with the following:

•	For the three months ended March 31, 2018, Manufacturing/research/corporate ($1 million).

•	For the three months ended April 2, 2017, U.S. ($1 million) and International ($2 million reversal).

10 |

Charges related to the operational efficiency initiative and supply network strategy are as follows:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Restructuring charges/(reversals) and certain acquisition-related costs:
Operational efficiency initiative
Employee termination costs	$—	$(1)
	—	(1)
Supply network strategy:
Employee termination costs	1	—
	1	—

Total restructuring charges/(reversals) related to the operational efficiency initiative and supply network strategy	1	(1)

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	—	1
Consulting fees	1	2
Total other supply network strategy charges	1	3

Total charges associated with the operational efficiency initiative and supply network strategy	$2	$2
The components of, and changes in, our restructuring accruals are as follows:

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2017(b)	$41
Provision	1
Utilization and other(c)	(7)
Balance, March 31, 2018(b)	$35

(a)	Changes in our restructuring accruals represent employee termination costs.

(b)	At March 31, 2018, and December 31, 2017, included in Accrued expenses ($14 million and $19 million, respectively) and Other noncurrent liabilities ($21 million and $22 million, respectively).

(c)	Includes adjustments for foreign currency translation.

6.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Royalty-related income	$(7)	$(7)
Foreign currency loss(a)	8	2
Other, net(b)	(6)	(5)
Other (income)/deductions—net	$(5)	$(10)

(a)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(b)
For the three months ended March 31, 2018, primarily includes interest income and other miscellaneous income. For the three months ended April 2, 2017, primarily includes a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015, as well as interest income and other miscellaneous income.

11 |

7.	Income Taxes

A.	Taxes on Income
On December 22, 2017, the Tax Act was enacted which, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code and it will take time to fully analyze the impact of the changes. Based on the information available at that time, and the current interpretation of the Tax Act, for the year ended December 31, 2017 the company was able to make a reasonable estimate and recorded an initial provisional net tax expense of $212 million related to the one-time mandatory deemed repatriation tax, payable over eight years, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. Pursuant to the Staff Accounting Bulletin published by the SEC on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date (measurement-period adjustment). Pursuant to this guidance, the estimated impact of the Tax Act was based on a preliminary review of the new tax law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to further refine our initial reasonable estimate and adjusted the initial provisional net tax expense of $212 million and recorded the following measurement-period adjustments during the first quarter of 2018:

•
One-Time Mandatory Deemed Repatriation Tax: The one-time mandatory deemed repatriation tax is a tax on certain previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries. We were able to reasonably estimate the one-time mandatory deemed repatriation tax and recorded an initial provisional tax obligation, with a corresponding adjustment to income tax expense for the year ended December 31, 2017. We are continuing to gather additional information to more precisely compute the amount of the one-time mandatory deemed repatriation tax, and our accounting for this item is not yet complete due to the fact that the non-U.S. subsidiaries are on a fiscal year ending November 30, and this tax liability will not become a fixed obligation until November 30, 2018. The estimated impact of the Tax Act is based on a preliminary review of the new law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections. However, on the basis of revised E&P computations that were calculated during the reporting period, we recognized a measurement-period adjustment of $2 million as a decrease to the one-time mandatory deemed repatriation tax obligation, with a corresponding adjustment to income tax benefit during the period. The effect of the measurement-period adjustment to the first quarter 2018 effective tax rate was a reduction to the rate of approximately 0.6%. In addition, we reclassified the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable. We expect to complete our accounting within the prescribed measurement period.

•
Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017. We have not made any measurement-period adjustments related to this item during the first quarter of 2018. Since the company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding deferred tax remeasurement is also provisional. However, we are continuing to gather additional information to complete our accounting for this item and expect to be completed within the prescribed measurement period.

•
Valuation Allowances: The company must assess whether its valuation allowance analyses are affected by the various aspects of the Tax Act (e.g., one-time mandatory deemed repatriation of deferred foreign income, global intangible low-taxed income inclusions, and new categories of foreign tax credits). We have not made any measurement-period adjustments related to this item during the first quarter of 2018. Since the company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. However, we are continuing to gather additional information to complete our accounting for this item and expect to be completed within the prescribed measurement period.

•
Global Intangible Low-Taxed Income (GILTI) Policy Election: The GILTI provisions of the Tax Act do not apply to the company until 2019, due to the fact that the non-U.S. subsidiaries are on a fiscal year ending November 30, and we are still evaluating its impact. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such tax cost as a current-period expense when incurred. We have not yet determined our accounting policy because determining the impact of the GILTI provisions requires analysis of our existing legal entity structure, the reversal of our U.S. GAAP and U.S. tax basis differences in the assets and liabilities of our foreign subsidiaries, and our ability to offset any tax with foreign tax credits. As such, we have not made a policy decision whether to record deferred taxes on GILTI or treat such tax cost as a current-period expense.

The effective tax rate was 16.1% for the three months ended March 31, 2018, compared with 29.1% for the three months ended April 2, 2017. The lower effective tax rate for the three months ended March 31, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	an $8 million and $5 million discrete tax benefit recorded in the first quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments;

12 |

•
an $8 million and $3 million discrete tax benefit recorded in the first quarter of 2018 and 2017, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates; and

•
a $2 million net discrete tax benefit recorded in the first quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017.

B.	Deferred Taxes
As of March 31, 2018, the total net deferred income tax liability of $166 million is included in Noncurrent deferred tax assets ($80 million) and Noncurrent deferred tax liabilities ($246 million).
As of December 31, 2017, the total net deferred income tax liability of $300 million is included in Noncurrent deferred tax assets ($80 million) and Noncurrent deferred tax liabilities ($380 million).
The change in Noncurrent deferred tax liabilities was primarily due to the reclassification of the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018 payable over eight years.

C.	Tax Contingencies
As of March 31, 2018, the tax liabilities associated with uncertain tax positions of $191 million (exclusive of interest and penalties related to uncertain tax positions of $12 million) are included in Noncurrent deferred tax assets ($4 million) and Other taxes payable ($187 million).
As of December 31, 2017, the tax liabilities associated with uncertain tax positions of $164 million (exclusive of interest and penalties related to uncertain tax positions of $11 million) are included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($161 million).
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
We were in compliance with all financial covenants as of March 31, 2018, and December 31, 2017. There were no amounts drawn under the credit facility as of March 31, 2018, or December 31, 2017.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2018, we had access to $71 million of lines of credit which expire at various times throughout 2018 and 2019 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of March 31, 2018, and December 31, 2017.
Commercial Paper Program and Other Short-Term Borrowings
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2018, and December 31, 2017, there was no commercial paper outstanding under this program. As of March 31, 2018, and December 31, 2017, we did not have any other short-term borrowings outstanding.

13 |

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
The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
3.450% 2015 senior notes due 2020	$500	$500
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
	5,000	5,000
Unamortized debt discount / debt issuance costs	(46)	(47)
Long-term debt, net of discount and issuance costs	$4,954	$4,953
The fair value of our long-term debt was $5,083 million and $5,291 million as of March 31, 2018, and December 31, 2017, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of March 31, 2018, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2022	Total
Maturities	$—	$500	$—	$—	$4,500	$5,000
Interest Expense
Interest expense, net of capitalized interest, was $47 million and $41 million for the three months ended March 31, 2018, and April 2, 2017, respectively. Capitalized interest expense was $2 million and $1 million for the three months ended March 31, 2018, and April 2, 2017, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.5 billion and $1.4 billion, as of March 31, 2018, and

14 |

December 31, 2017, respectively. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro, and Norwegian krone. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 270 days.
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
Upon issuance of our 2017 senior notes (see A. Debt: Senior Notes and Other Long-Term Debt), we terminated these contracts and paid $3 million in cash to the counterparties for settlement. The settlement amount, which represents the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 2017 senior notes. There was $0.1 million of ineffectiveness related to the forward swaps through the date of settlement which was immediately recognized as a loss within Interest expense—net of capitalized interest. In addition, in previous years we had entered into various forward-starting interest rate swap contracts that were designated as cash flow hedges and that were terminated upon issuance of fixed-rate notes. There were no outstanding interest rate swap contracts as of both March 31, 2018, and December 31, 2017.
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$11	$10
Foreign currency forward-exchange contracts	Other current liabilities	(11)	(9)
Total derivatives not designated as hedging instruments		$—	$1
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Foreign currency forward-exchange contracts	$10	$29
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on derivative instruments designated as cash flow hedges, recorded, net of tax, in Other comprehensive income/(loss) were insignificant for both of the three months ended March 31, 2018 and April 2, 2017.
The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

15 |

9.	Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
Finished goods	$770	$788
Work-in-process	541	484
Raw materials and supplies	130	155
Inventories	$1,441	$1,427

10.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2017	$671	$839	$1,510
Other(a)	—	22	22
Balance, March 31, 2018	$671	$861	$1,532

(a)	Includes adjustments for foreign currency translation.
The gross goodwill balance was $2,068 million and $2,046 million as of March 31, 2018, and December 31, 2017, respectively. Accumulated goodwill impairment losses were $536 million as of March 31, 2018, and December 31, 2017.

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2018			As of December 31, 2017
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,216	$(454)	$762	$1,185	$(428)	$757
Brands	213	(146)	67	213	(143)	70
Trademarks and trade names	63	(48)	15	62	(47)	15
Other	239	(146)	93	234	(143)	91
Total finite-lived intangible assets	1,731	(794)	937	1,694	(761)	933
Indefinite-lived intangible assets:
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	231	—	231	224	—	224
Product rights	8	—	8	8	—	8
Total indefinite-lived intangible assets	343	—	343	336	—	336
Identifiable intangible assets	$2,074	$(794)	$1,280	$2,030	$(761)	$1,269

C.	Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $25 million for each of the three months ended March 31, 2018, and April 2, 2017.

16 |

11.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million in each three month period ended March 31, 2018, and April 2, 2017.
The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Curtailment and settlement loss	—	1
Net periodic benefit cost	$2	$3
Total company contributions to the international pension plans were $2 million and $3 million for the three months ended March 31, 2018, and April 2, 2017, respectively. We expect to contribute a total of approximately $6 million to these plans in 2018.

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
The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Stock options / stock appreciation rights	$2	$3
RSUs / DSUs	7	6
PSUs	2	2
Share-based compensation expense—total(a)	$11	$11

(a)	For the three months ended March 31, 2018, and April 2, 2017, amounts capitalized to inventory were insignificant.
During the three months ended March 31, 2018, the company granted 536,070 stock options with a weighted-average exercise price of $73.26 per stock option and a weighted-average fair value of $20.29 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.74%; expected dividend yield of 0.69%; expected stock price volatility of 23.62%; and expected term of 6.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2018, the company granted 428,976 RSUs with a weighted-average grant date fair value of $73.25 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2018, the company granted 109,574 PSUs with a weighted-average grant date fair value of $100.34 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 21.9% and 25.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

17 |

13.	Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of March 31, 2018, there was approximately $810 million remaining under this authorization.
Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2016	501.89	9.04
Share-based compensation(b)	—	(0.78)
Share repurchase program	—	2.31
Balance, April 2, 2017	501.89	10.56

Balance, December 31, 2017	501.89	15.76
Share-based compensation(b)	—	(0.99)
Share repurchase program	—	2.40
Balance, March 31, 2018	501.89	17.17

(a)	Shares may not add due to rounding.

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

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2016	$8	$(583)	$(23)	$(598)
Other comprehensive income, net of tax	—	44	2	46
Balance, April 2, 2017	$8	$(539)	$(21)	$(552)

Balance, December 31, 2017	$(3)	$(487)	$(15)	$(505)
Other comprehensive income, net of tax	—	76	—	76
Balance, March 31, 2018	$(3)	$(411)	$(15)	$(429)

14.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2018	2017
Numerator
Net income before allocation to noncontrolling interests	$350	$239
Less: Net (loss)/income attributable to noncontrolling interests	(2)	1
Net income attributable to Zoetis Inc.	$352	$238
Denominator
Weighted-average common shares outstanding	485.9	492.4
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.9	2.9
Weighted-average common and potential dilutive shares outstanding	489.8	495.3

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.72	$0.48
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.72	$0.48
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three months ended March 31, 2018, and approximately 1 million for the three months ended April 2, 2017.

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

19 |

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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court's decision granting summary disposition. The Court, denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory appeal of the lower Court’s decision, which we opposed on January 17, 2018. The matter is stayed pending a decision by the Court of Appeals.
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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2018, recorded amounts for the estimated fair value of these indemnifications were not significant.

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
In the first quarter of 2018, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: i) R&D costs related to our aquaculture business which were previously reported in Other business activities are now reported in the international commercial segment results, and ii) certain other miscellaneous costs which were previously reported in Corporate are now reported in the international commercial segment results.
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities includes our Client Supply Services (CSS) contract manufacturing results, as well as expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs, and other operations focused on the development of our products. Other R&D-related costs associated with our aquaculture business and non-U.S. market and regulatory activities are generally included in the international commercial segment.

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

21 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,	April 2,	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
U.S.
Revenue	$634	$605
Cost of sales	140	137
Gross profit	494	468
Gross margin	77.9%	77.4%
Operating expenses	96	96
Other (income)/deductions	—	—
U.S. Earnings	398	372	$8	$7

International
Revenue(b)	726	615
Cost of sales	234	213
Gross profit	492	402
Gross margin	67.8%	65.4%
Operating expenses	133	114
Other (income)/deductions	1	(3)
International Earnings	358	291	11	11

Total operating segments	756	663	19	18

Other business activities	(81)	(74)	5	6
Reconciling Items:
Corporate	(153)	(143)	13	12
Purchase accounting adjustments	(23)	(22)	23	22
Acquisition-related costs	(1)	—	—	—
Certain significant items(c)	(3)	(4)	—	2
Other unallocated	(78)	(83)	—	2
Total Earnings(d)	$417	$337	$60	$62

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $184 million and $148 million for the three months ended March 31, 2018, and April 2, 2017, respectively.

(c)
For the three months ended March 31, 2018, Certain significant items primarily includes: (i) employee termination costs of $1 million, and consulting fees of $1 million, related to our supply network strategy, and (ii) a charge of $1 million related to the implementation of new accounting guidance as a result of the enactment of the Tax Act.

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

22 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis, Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis, Inc. and subsidiaries (the Company) as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2018 and April 2, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ KPMG LLP
Short Hills, New Jersey
May 2, 2018

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
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. See Notes to Condensed Consolidated Financial Statements— Note 16. Segment Information.
We directly market our products to veterinarians and livestock producers located in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and Mexico, we believe we are one of the largest animal health medicines and vaccines businesses as measured by revenue across emerging markets as a whole. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
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
A summary of our 2018 performance compared with the comparable 2017 period follows:

			% Change
	Three Months Ended			Related to
	March 31,	April 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational(a)
Revenue	$1,366	$1,231	11	4	7
Net income attributable to Zoetis	352	238	48	8	40
Adjusted net income(a)	365	261	40	6	34

(a)	Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2017 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2017 Form 10-K.
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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2018, approximately 51% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange

24 |

rate variances. For the three months ended March 31, 2018, approximately 49% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was favorably impacted by approximately 4% from changes in foreign currency values relative to the U.S. dollar.
Non-GAAP financial measures
We report information in accordance with U.S. generally accepted accounting principles (GAAP). Management also measures performance using non-GAAP financial measures that may exclude certain amounts from the most directly comparable GAAP measure. Despite the importance of these measures to management in goal setting and performance measurement, non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and, therefore, have limits in their usefulness to investors and may not be comparable to the calculation of similar measures of other companies. We present certain identified non-GAAP measures solely to provide investors with useful information to more fully understand how management assesses performance.
Operational Growth
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is a non-GAAP financial measure defined as revenue or earnings growth excluding the impact of foreign exchange. This measure provides information on the change in revenue and earnings as if foreign currency exchange rates had not changed between the current and prior periods to facilitate a period-to-period comparison. We believe this non-GAAP measure provides a useful comparison to previous periods for the company and investors, but should not be viewed as a substitute for U.S. GAAP reported growth.
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income and the corresponding adjusted earnings per share (EPS) are non-GAAP financial measures of performance used by management. We believe these financial measures are useful supplemental information to investors when considered together with our U.S. GAAP financial measures. We report adjusted net income to portray the results of our major operations, and the discovery, development, manufacture and commercialization of our products, prior to considering certain income statement elements. We define adjusted net income and adjusted EPS as net income attributable to Zoetis and EPS before the impact of purchase accounting adjustments, acquisition-related costs and certain significant items.
We recognize that, as an internal measure of performance, the adjusted net income and adjusted EPS measures have limitations, and we do not restrict our performance management process solely to these metrics. A limitation of the adjusted net income and adjusted EPS measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and do not provide a comparable view of our performance to other companies. The adjusted net income and adjusted EPS measures are not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis and reported EPS. See the Adjusted Net Income section below for more information.

25 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Revenue	$1,366	$1,231	11
Costs and expenses:
Cost of sales(a)	447	443	1
% of revenue	32.7%	36.0%
Selling, general and administrative expenses(a)	338	309	9
% of revenue	25%	25%
Research and development expenses(a)	97	90	8
% of revenue	7%	7%
Amortization of intangible assets(a)	23	22	5
Restructuring charges/(reversals) and certain acquisition-related costs	2	(1)	*
Interest expense, net of capitalized interest	47	41	15
Other (income)/deductions—net	(5)	(10)	(50)
Income before provision for taxes on income	417	337	24
% of revenue	31%	27%
Provision for taxes on income	67	98	(32)
Effective tax rate	16.1%	29.1%
Net income before allocation to noncontrolling interests	350	239	46
Less: Net income attributable to noncontrolling interests	(2)	1	*
Net income attributable to Zoetis	$352	$238	48
% of revenue	26%	19%
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

Revenue
Three months ended March 31, 2018 vs. three months ended April 2, 2017
Total revenue increased by $135 million, or 11%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, an increase of $88 million, or 7%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	increased volume from our in-line products contributed approximately 3%, including 2% from our key dermatology products;

•	volume growth from new products contributed approximately 2%; and

•	price comprised 2%.
Foreign exchange increased reported revenue growth by approximately 4%.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Cost of sales	$447	$443	1
% of revenue	32.7%	36.0%
Certain amounts and percentages may reflect rounding adjustments.

26 |

Three months ended March 31, 2018 vs. three months ended April 2, 2017
Cost of sales as a percentage of revenue decreased from 36.0% to 32.7% in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, primarily as a result of:

•	continued cost improvements and efficiencies in our manufacturing network, partially offset by:

•	unfavorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Selling, general and administrative expenses	$338	$309	9
% of revenue	25%	25%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2018 vs. three months ended April 2, 2017
Selling, general & administrative (SG&A) expenses increased by $29 million, or 9%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, primarily as a result of:

•	an increase in certain compensation-related expenses;

•	unfavorable foreign exchange;

•	higher professional services and consulting charges; and

•	higher advertising and promotional spending associated with new products.

Research and development expenses
	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Research and development expenses	$97	$90	8
% of revenue	7%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2018 vs. three months ended April 2, 2017
R&D expenses increased by $7 million, or 8%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, primarily as a result of:

•	unfavorable foreign exchange;

•	increased headcount driven by project investments;

•	an increase in certain compensation-related expenses; and

•	the inclusion of the Irish biologic therapeutics business acquired in 2017.

Amortization of intangible assets
	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Amortization of intangible assets	$23	$22	5
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2018 vs. three months ended April 2, 2017
Amortization of intangible assets increased by $1 million, or 5%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017.

27 |

Restructuring charges/(reversals) and certain acquisition-related costs
	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Restructuring charges/(reversals) and certain acquisition-related costs	$2	$(1)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program, which was incremental to the previously announced supply network strategy. These initiatives focused on reducing complexity in our product portfolios, changing our selling approach in certain markets, reducing our presence in certain countries, and exiting manufacturing sites over a long term period. We have also continued to optimize our resource allocation and efficiency by reducing resources associated with non-customer facing activities and operating more efficiently as a result of less internal complexity and more standardization of processes. As part of these initiatives, we planned to reduce certain positions through divestitures, normal attrition and involuntary terminations by approximately 2,800, subject to consultations with works councils and unions in certain countries. Including divestitures, as of March 31, 2018, approximately 2,600 positions have been eliminated as part of these initiatives. The comprehensive operational efficiency program was substantially completed as of December 31, 2017. We expect to complete the supply network strategy over the next several years.
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
Three months ended March 31, 2018 vs. three months ended April 2, 2017
The change in restructuring charges and certain acquisition-related costs from a $1 million reversal in the three months ended April 2, 2017, to $2 million in the three months ended March 31, 2018, is primarily the result of higher employee termination costs as a result of our supply network strategy, in addition to integration costs.

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Interest expense, net of capitalized interest	$47	$41	15
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2018 vs. three months ended April 2, 2017
Interest expense, net of capitalized interest, increased by $6 million, or 15% in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, as a result of the issuance of $1.25 billion aggregate principal amount of our senior notes in September 2017.

Other (income)/deductions—net
	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Other (income)/deductions—net	$(5)	$(10)	(50)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2018 vs. three months ended April 2, 2017
The change in Other (income)/deductions—net from income of $10 million in the three months ended April 2, 2017, to income of $5 million in the three months ended March 31, 2018, is primarily a result of higher foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies.

Provision for taxes on income
	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Provision for taxes on income	$67	$98	(32)
Effective tax rate	16.1%	29.1%
Certain amounts and percentages may reflect rounding adjustments.

28 |

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted which, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code and it will take time to fully analyze the impact of the changes. Based on the information available at that time, and the current interpretation of the Tax Act, for the year ended December 31, 2017 the company was able to make a reasonable estimate and recorded an initial provisional net tax expense of $212 million related to the one-time mandatory deemed repatriation tax, payable over eight years, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date (measurement-period adjustment). Pursuant to this guidance, the estimated impact of the Tax Act was based on a preliminary review of the new tax law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections.
Three months ended March 31, 2018 vs. three months ended April 2, 2017
The effective tax rate was 16.1% for the three months ended March 31, 2018, compared with 29.1% for the three months ended April 2, 2017. The lower effective tax rate for the three months ended March 31, 2018, was primarily attributable to:

•	reduction of the U.S. federal corporate income tax rate, effective January 1, 2018, pursuant to the Tax Act;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	a $8 million and $5 million discrete tax benefit recorded in the first quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments;

•
a $8 million and $3 million discrete tax benefit recorded in the first quarter of 2018 and 2017, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates; and

•
a $2 million net discrete tax benefit recorded in the first quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017.

29 |

Operating Segment Results
In the first quarter of 2018, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: i) R&D costs related to our aquaculture business which were previously reported in Other business activities are now reported in the international commercial segment results, and ii) certain other miscellaneous costs which were previously reported in Corporate are now reported in the international commercial segment results.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,	April 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Livestock	$292	$282	4	—	4
Companion animal	342	323	6	—	6
	634	605	5	—	5
International
Livestock	478	421	14	7	7
Companion animal	248	194	28	9	19
	726	615	18	7	11

Total
Livestock	770	703	10	4	6
Companion animal	590	517	14	3	11
Contract manufacturing	6	11	(45)	10	(55)
	$1,366	$1,231	11	4	7
Certain amounts and percentages may reflect rounding adjustments.

30 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,	April 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Revenue	$634	$605	5	—	5
Cost of Sales	140	137	2	—	2
Gross Profit	494	468	6	—	6
Gross Margin	77.9%	77.4%
Operating Expenses	96	96	—	—	—
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	398	372	7	—	7

International
Revenue	726	615	18	7	11
Cost of Sales	234	213	10	6	4
Gross Profit	492	402	22	8	14
Gross Margin	67.8%	65.4%
Operating Expenses	133	114	17	8	9
Other (income)/deductions	1	(3)	*	*	*
International Earnings	358	291	23	8	15

Total operating segments	756	663	14	3	11

Other business activities	(81)	(74)	9
Reconciling Items:
Corporate	(153)	(143)	7
Purchase accounting adjustments	(23)	(22)	5
Acquisition-related costs	(1)	—	*
Certain significant items	(3)	(4)	(25)
Other unallocated	(78)	(83)	(6)
Income before provision for taxes on income	$417	$337	24
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2018 vs. three months ended April 2, 2017
U.S. operating segment
U.S. segment revenue increased by $29 million, or 5%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, reflecting growth of approximately $19 million in companion animal products and growth of approximately $10 million in livestock products.

•
Companion animal revenue growth was driven primarily by increased sales in our dermatology portfolio, as well as new products. Growth was tempered by lower sales of certain in-line products due to expected competition.

•
Livestock revenue increased primarily due to higher sales of cattle and poultry products and a return to growth in our swine business. Growth of cattle products was driven by favorable market conditions in the beef market, including higher feedlot placements and variable weather conditions, which drove higher disease risk and incidence. Growth was partially offset by unfavorable market conditions in dairy, including declining producer profitability due to low milk prices. For poultry, growth was driven by increased sales of medicated feed additive products.

U.S. segment earnings increased by $26 million, or 7%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, primarily due to revenue growth and improved gross margins.

31 |

International operating segment
International segment revenue increased by $111 million, or 18%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017. Operational revenue increased by $65 million, or 11%, driven by growth of approximately $37 million in companion animal products and growth of approximately $28 million in livestock products.

•
Companion animal revenue growth resulted primarily from increased sales across multiple international markets of our dermatology portfolio, and new products including Simparica®, as well as growth in vaccines in China.

•
Livestock growth was driven primarily by strong performance in poultry and cattle products. Growth in poultry products was driven by increased sales of medicated feed additives, primarily in emerging markets. Cattle products grew due to the colder weather increasing treatments and strong demand for vaccines in Mexico. Strong demand in other emerging markets also contributed to growth.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $46 million, or 7%, primarily driven by the appreciation of the euro, U.K. pound, Chinese renminbi, Mexican peso and Australian dollar.
International segment earnings increased by $67 million, or 23%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017. Operational earnings growth was $43 million, or 15%, primarily due to higher revenue and improved gross margin, partially offset by higher operating expenses.
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
Three months ended March 31, 2018 vs. three months ended April 2, 2017
Other business activities net loss increased by $7 million, or 9%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, reflecting unfavorable foreign exchange, an increase in R&D project investments, compensation-related costs, and the inclusion of the Irish biologic therapeutics business acquired in 2017.
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

Three months ended March 31, 2018 vs. three months ended April 2, 2017
Corporate expenses increased by $10 million, or 7%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, primarily due to an increase in certain compensation costs not allocated to our operating segments.
Other unallocated expenses declined by $5 million, or 6%, in the three months ended March 31, 2018, compared with the three months ended April 2, 2017, primarily due to continued cost improvements and efficiencies in our manufacturing network, and lower global manufacturing and supply costs, partially offset by the unfavorable impact of foreign exchange.
See Notes to Condensed Consolidated Financial Statements—Note 16. Segment Information for further information.
Adjusted net income
General description of adjusted net income (a non-GAAP financial measure)
Adjusted net income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. The adjusted net income measure is an important internal measurement for us. Additionally, we measure our overall performance on this basis in conjunction with other performance metrics. The following are examples of how the adjusted net income measure is utilized:

32 |

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

33 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
GAAP reported net income attributable to Zoetis	$352	$238	48
Purchase accounting adjustments—net of tax	12	19	(37)
Acquisition-related costs—net of tax	1	—	*
Certain significant items—net of tax	—	4	(100)
Non-GAAP adjusted net income(a)	$365	$261	40
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 18.2% and 27.8% for the three months ended March 31, 2018, and April 2, 2017, respectively. The lower effective tax rate for the three months ended March 31, 2018, compared with the three months ended April 2, 2017, was primarily attributable to (i) the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act, (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, (iii) a $8 million and $5 million discrete tax benefit recorded in the first quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments, and (iv) a $3 million discrete tax benefit recorded in the first quarter of 2018 related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,	April 2,	%
	2018	2017	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.72	$0.48	50
Purchase accounting adjustments—net of tax	0.03	0.04	(25)
Acquisition-related costs—net of tax	—	—	—
Certain significant items—net of tax	—	0.01	(100)
Non-GAAP adjusted EPS—diluted	$0.75	$0.53	42
Certain amounts and percentages may reflect rounding adjustments.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Interest expense, net of capitalized interest	$47	$41
Interest income	6	2
Income taxes	81	101
Depreciation	33	34
Amortization	4	4

34 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Purchase accounting adjustments:
Amortization and depreciation(a)	$21	$20
Cost of sales(a)	2	2
Total purchase accounting adjustments—pre-tax	23	22
Income taxes(b)	11	3
Total purchase accounting adjustments—net of tax	12	19
Acquisition-related costs:
Integration costs	1	—
Total acquisition-related costs—pre-tax	1	—
Income taxes(b)	—	—
Total acquisition-related costs—net of tax	1	—
Certain significant items:
Operational efficiency initiative(c)	—	(1)
Supply network strategy(d)	2	3
Other(e)	1	2
Total certain significant items—pre-tax	3	4
Income taxes(b)	3	—
Total certain significant items—net of tax	—	4

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$13	$23
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments for the three months ended March 31, 2018, also includes a tax benefit related to the remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates. Income taxes in Purchase accounting adjustments for the three months ended April 2, 2017, also includes a tax benefit related to the remeasurement of deferred taxes as a result of a change in tax rates and a net tax charge related to prior period tax adjustments.

Income taxes in Certain significant items for the three months ended March 31, 2018, includes a net tax benefit related to a measurement-period adjustment to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act enacted on December 22, 2017. Income taxes in Certain significant items for the three months ended April 2, 2017, also includes a net charge related to the revaluation of the company’s deferred tax assets and liabilities, using the rates expected to be in place at the time of the reversal.

(c)	For the three months ended April 2, 2017, represents a net reversal of previously accrued employee termination costs.

(d)
For the three months ended March 31, 2018, represents consulting fees of $1 million and employee termination costs of $1 million. For the three months ended April 2, 2017, represents accelerated depreciation charges of $1 million, and consulting fees of $2 million.

(e)
For the three months ended March 31, 2018, primarily represents charges related to the implementation of new accounting guidance as a result of the enactment of the Tax Act. For the three months ended April 2, 2017, represents costs associated with changes to our operating model.

35 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,	April 2,
(MILLIONS OF DOLLARS)	2018	2017
Cost of sales:
Purchase accounting adjustments	$2	$2
Accelerated depreciation	—	1
Consulting fees	1	2
Total Cost of sales	3	5

Selling, general & administrative expenses:
Purchase accounting adjustments	1	1
Other	1	2
Total Selling, general & administrative expenses	2	3

Research & development expenses:
Purchase accounting adjustments	1	1
Total Research & development expenses	1	1

Amortization of intangible assets:
Purchase accounting adjustments	19	18
Total Amortization of intangible assets	19	18

Restructuring (reversals)/ charges and certain acquisition-related costs:
Integration costs	1	—
Employee termination costs	1	(1)
Total Restructuring (reversals)/ charges and certain acquisition-related costs	2	(1)

Provision for taxes on income	14	3

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$13	$23
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
Analysis of the condensed consolidated balance sheets
March 31, 2018 vs. December 31, 2017
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of the timing of customer collections.
The net changes in Deferred tax assets, Deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first quarter of 2018, as well as the impact of the remeasurement of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 7. Income Taxes.
Accounts payable decreased as a result of the timing of payments.
Accrued compensation and related items decreased primarily due to payment of 2017 annual bonuses to eligible employees and 2017 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2018.
Accrued expenses and Other current liabilities decreased primarily as a result of payment of accrued expenses, including accrued interest and accrued contract rebates.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.

36 |

Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,	April 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Net cash provided by (used in):
Operating activities	$389	$119	*
Investing activities	(45)	(48)	(6)
Financing activities	(262)	(176)	49
Effect of exchange-rate changes on cash and cash equivalents	8	7	14
Net increase (decrease) in cash and cash equivalents	$90	$(98)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Three months ended March 31, 2018 vs. three months ended April 2, 2017
Net cash provided by operating activities was $389 million for the three months ended March 31, 2018, compared with net cash provided by operating activities of $119 million for the three months ended April 2, 2017. The increase in operating cash flows was primarily attributable to higher income before allocation to noncontrolling interests and the timing of receipts and payments in the ordinary course of business.
Investing activities
Three months ended March 31, 2018 vs. three months ended April 2, 2017
Our net cash used in investing activities was $45 million for the three months ended March 31, 2018, compared with net cash used in investing activities of $48 million for the three months ended April 2, 2017. The net cash used in investing activities for 2018 was due primarily to purchases of property, plant and equipment, partially offset by proceeds from the 2017 sale of our manufacturing site in Guarulhos, Brazil. The net cash used in investing activities for 2017 was due primarily to purchases of property, plant and equipment, the acquisition of a Norwegian fish vaccination company, and an investment related to a European livestock monitoring company.
Financing activities
Three months ended March 31, 2018 vs. three months ended April 2, 2017
Our net cash used in financing activities was $262 million for the three months ended March 31, 2018, compared with net cash used in financing activities of $176 million for the three months ended April 2, 2017. The net cash used in financing activities for 2018 and 2017 was primarily attributable to the purchase of treasury shares and the payment of dividends.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
Cash and cash equivalents	$1,654	$1,564
Accounts receivable, net(a)	943	998
Long-term debt	4,954	4,953
Working capital	3,267	3,123
Ratio of current assets to current liabilities	4.27:1	3.85:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the three months ended March 31, 2018, compared with December 31, 2017, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

37 |

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
We were in compliance with all financial covenants as of March 31, 2018 and December 31, 2017. There were no amounts drawn under the credit facility as of March 31, 2018 or December 31, 2017.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2018, we had access to $71 million of lines of credit which expire at various times throughout 2018 and 2019 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of March 31, 2018 and December 31, 2017.
Domestic and international short-term funds
Many of our operations are conducted outside the United States. The amount of funds held in the United States will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. state income taxes, foreign withholding taxes and currency gains and losses. We recorded U.S. deferred tax liabilities associated with the one-time mandatory deemed repatriation tax imposed by the Tax Act to the extent amounts earned overseas are expected to be indefinitely reinvested outside the United States, no accrual for foreign withholding taxes and currency gains and losses is provided.
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

38 |

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
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the three months ended March 31, 2018, approximately 2 million shares were repurchased. As of March 31, 2018, there was approximately $810 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2018, or December 31, 2017, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of March 31, 2018.
In February 2018, the FASB issued an accounting standards update which permits companies to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the new federal corporate income tax rate. In the period of adoption, a company may choose to either apply the amendments retrospectively to each period in which the effect of the change in federal income tax rate is recognized or to apply the amendments in that reporting period. The provisions of the update are effective beginning January 1, 2019 for interim and annual periods, with early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption and do not expect that the new standard will have a significant impact on our consolidated financial statements.
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

39 |

In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, the required effective date, for annual and interim reporting periods. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We have selected a lease accounting system and are currently evaluating our lease contracts, accounting policy elections, and the impact of adoption on our consolidated financial statements. While we do not expect adoption of the standard to have a significant impact on our Consolidated Statements of Income, the impact on the assets and liabilities within our Consolidated Balance Sheet may be material.
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

•	failure to protect our intellectual property rights or to operate our business without infringing the intellectual property rights of others;

•	an outbreak of infectious disease carried by animals;

•	consolidation of our customers and distributors negatively affecting the pricing of our products;

•	adverse weather conditions and the availability of natural resources;

•	adverse global economic conditions;

•	failure of our R&D, acquisition and licensing efforts to generate new products;

•	the possible impact of competing products, including generic alternatives, on our products and our ability to compete against such products;

•	quarterly fluctuations in demand and costs;

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

40 |

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the Australian dollar, Brazilian real, Canadian dollar, Chinese renminbi, euro, and U.K. pound. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at March 31, 2018, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at March 31, 2018, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $22 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $29 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Foreign Exchange Risk.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. At March 31, 2018, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 8B. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2018, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Statements and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2017 Annual Report on Form 10-K.
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
In addition, on June 20, 2016, the Member States of the European Union adopted the anti-tax-avoidance directive proposed on January 28, 2016, which is designed to provide uniform implementation of Base Erosion and Profits Shifting measures and other minimum taxation standards across Member States. The Member States are required to implement all components of the directive by January 1, 2020. Once enacted by the Member States, the results of the directive could have an impact on our effective tax rate. In October 2016, the European Union also introduced a proposal to impose a uniform set of rules on taxing corporate profits, known as the Common Consolidated Corporate Tax Base. This proposal is still under consideration and may have an impact to our effective tax rate.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act) effective January 1, 2018. Some notable provisions of the Tax Act include a reduction of the corporate income tax rate from 35% to 21%, and a change from a worldwide system with deferral to a territorial tax system, which includes a one-time mandatory deemed repatriation tax, payable over eight years, on certain undistributed earnings of non-U.S. subsidiaries. As of December 31, 2017, the cumulative amount of non-U.S. undistributed earnings was approximately $4.5 billion, which includes an allocation of non-U.S. undistributed earnings as a result of the separation from Pfizer on June 24, 2013. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. The company is currently in the process of evaluating the full impact of this new legislation on its consolidated financial statements, and in the fourth quarter of 2017 recorded a provisional net charge of $212 million related to the one-time mandatory deemed repatriation tax, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. A measurement-period adjustment was recorded in the first quarter of 2018 as a decrease to income tax expense of $2 million. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.
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

43 |

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
March 31, 2018:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2018	633,029	$75.50	631,875	$952,419,571
February 1- February 28, 2018	771,194	$76.82	596,977	$907,396,902
March 1 - March 31, 2018	1,191,009	$83.21	1,167,098	$810,241,428
	2,595,232	$79.43	2,395,950	$810,241,428

(a)
The company repurchased 199,282 shares during the three-month period ended March 31, 2018, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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

Zoetis Inc.

May 2, 2018	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

May 2, 2018	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

45 |