Form 10-Q
period 2018-06-30
Zoetis Inc.
filed 2018-08-02
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At July 27, 2018, there were 481,823,803 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2018	2017	2018	2017
Revenue	$1,415	$1,269	$2,781	$2,500
Costs and expenses:
Cost of sales	447	440	894	883
Selling, general and administrative expenses	359	336	697	645
Research and development expenses	102	86	199	176
Amortization of intangible assets	23	23	46	45
Restructuring charges/(reversals) and certain acquisition-related costs	5	—	7	(1)
Interest expense, net of capitalized interest	46	41	93	82
Other (income)/deductions—net	(4)	(2)	(9)	(12)
Income before provision for taxes on income	437	345	854	682
Provision for taxes on income	55	98	122	196
Net income before allocation to noncontrolling interests	382	247	732	486
Less: Net (loss)/income attributable to noncontrolling interests	(2)	—	(4)	1
Net income attributable to Zoetis Inc.	$384	$247	$736	$485
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.79	$0.50	$1.52	$0.99
Diluted	$0.79	$0.50	$1.51	$0.98
Weighted-average common shares outstanding:
Basic	483.8	490.8	484.8	491.6
Diluted	487.5	494.0	488.6	494.6
Dividends declared per common share	$0.126	$0.105	$0.252	$0.210

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Net income before allocation to noncontrolling interests	$382	$247	$732	$486
Other comprehensive (loss)/income, net of taxes and reclassification adjustments:
Unrealized losses on derivatives, net(a)	—	(1)	—	(1)
Foreign currency translation adjustments, net	(115)	12	(38)	56
Benefit plans: Actuarial (losses)/gains, net(a)	—	(1)	—	1
Total other comprehensive (loss)/income, net of tax	(115)	10	(38)	56
Comprehensive income before allocation to noncontrolling interests	267	257	694	542
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(3)	—	(4)	1
Comprehensive income attributable to Zoetis Inc.	$270	$257	$698	$541

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,558	$1,564
Accounts receivable, less allowance for doubtful accounts of $24 in 2018 and $25 in 2017	973	998
Inventories	1,420	1,427
Other current assets	288	228
Total current assets	4,239	4,217
Property, plant and equipment, less accumulated depreciation of $1,522 in 2018 and $1,471 in 2017	1,470	1,435
Goodwill	1,514	1,510
Identifiable intangible assets, less accumulated amortization	1,225	1,269
Noncurrent deferred tax assets	80	80
Other noncurrent assets	75	75
Total assets	$8,603	$8,586

Liabilities and Equity
Accounts payable	230	261
Dividends payable	61	61
Accrued expenses	434	432
Accrued compensation and related items	160	236
Income taxes payable	53	60
Other current liabilities	29	44
Total current liabilities	967	1,094
Long-term debt, net of discount and issuance costs	4,955	4,953
Noncurrent deferred tax liabilities	229	380
Other taxes payable	266	172
Other noncurrent liabilities	204	201
Total liabilities	6,621	6,800
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 482,290,154 and 486,130,461 shares outstanding at June 30, 2018, and December 31, 2017, respectively	5	5
Treasury stock, at cost, 19,601,089 and 15,760,782 shares of common stock at June 30, 2018, and December 31, 2017, respectively	(1,215)	(852)
Additional paid-in capital	1,001	1,013
Retained earnings	2,722	2,109
Accumulated other comprehensive loss	(543)	(505)
Total Zoetis Inc. equity	1,970	1,770
Equity attributable to noncontrolling interests	12	16
Total equity	1,982	1,786
Total liabilities and equity	$8,603	$8,586

(a)	As of June 30, 2018, and December 31, 2017, includes $5 million and $6 million, respectively, of restricted cash.

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2016	$5	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Six months ended July 2, 2017
Net income	—	—	—	485	—	1	486
Other comprehensive income	—	—	—	—	56	—	56
Consolidation of a noncontrolling interest(b)	—	—	—	—	—	18	18
Share-based compensation awards(c)	—	56	(1)	(16)	—	—	39
Treasury stock acquired(d)	—	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(103)	—	—	(103)
Balance, July 2, 2017	$5	$(615)	$1,024	$1,843	$(542)	$31	$1,746

Balance, December 31, 2017	$5	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Six months ended June 30, 2018
Net income/(loss)	—	—	—	736	—	(4)	732
Other comprehensive income	—	—	—	—	(38)	—	(38)
Share-based compensation awards (c)	—	42	(13)	(1)	—	—	28
Treasury stock acquired(d)	—	(405)	—	—	—	—	(405)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(122)	—	—	(122)
Balance, June 30, 2018	$5	$(1,215)	$1,001	$2,722	$(543)	$12	$1,982

(a)
As of June 30, 2018, and July 2, 2017, there were 482,290,154 and 489,659,511 outstanding shares of common stock, respectively, and 19,601,089 and 12,231,732 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 14. Stockholders' Equity.

(b)	Represents the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary.

(c)
Includes the issuance of shares of Zoetis Inc. common stock and the reissuance of treasury stock in connection with the vesting of employee share-based awards. Upon reissuance of treasury stock, differences between the proceeds from reissuance and the cost of the treasury stock that result in gains are recorded in Additional paid-in capital. Losses are recorded in Additional paid-in capital to the extent that they can offset previously recorded gains. If no such credit exists, the differences are recorded in Retained earnings. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information, see Note 13. Share-Based Payments and Note 14. Stockholders' Equity.

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017
Operating Activities
Net income before allocation to noncontrolling interests	$732	$486
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	123	121
Share-based compensation expense	22	22
Restructuring	7	(1)
Asset write-offs and asset impairments	7	—
Net loss on sale of assets	—	2
Provision for losses on inventory	25	40
Deferred taxes(a)	(155)	13
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	4	—
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(9)	(41)
Inventories	(23)	(46)
Other assets	(63)	(106)
Accounts payable	(28)	(66)
Other liabilities	(75)	(147)
Other tax accounts, net(a)	88	21
Net cash provided by operating activities	656	299
Investing Activities
Purchases of property, plant and equipment	(126)	(93)
Acquisitions	—	(3)
Net proceeds from sales of assets	8	1
Other investing activities	(3)	7
Net cash used in investing activities	(121)	(88)
Financing Activities
Issuance of commercial paper	—	100
Payment of contingent consideration related to previously acquired assets	(12)	(5)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	6	18
Purchases of treasury stock	(405)	(250)
Cash dividends paid	(122)	(103)
Net cash used in financing activities	(533)	(240)
Effect of exchange-rate changes on cash and cash equivalents	(8)	7
Net increase/(decrease) in cash and cash equivalents	(6)	(22)
Cash and cash equivalents at beginning of period	1,564	727
Cash and cash equivalents at end of period	$1,558	$705

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$221	$256
Interest, net of capitalized interest	96	82
Non-cash transactions:
Purchases of property, plant and equipment	3	3
Dividends declared, not paid	61	52

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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within five major product categories: vaccines, anti-infectives, parasiticides, medicated feed additives and other pharmaceuticals.

2.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the six-month periods ended May 31, 2018, and May 28, 2017.
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
Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board (FASB) issued an accounting standards update to align existing guidance on accounting for income taxes, pursuant to guidance provided by a Staff Accounting Bulletin published by the SEC on December 22, 2017. The update addresses the challenges in accounting for the effects of the Tax Cuts and Jobs Act (the Tax Act), enacted on December 22, 2017, in the period of enactment and required companies to report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. For additional information, see Note 8. Income Taxes.
In August 2017, the FASB issued an accounting standards update which amends the hedge accounting recognition and presentation requirements and is intended to better align hedge accounting with companies' risk management strategies. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires that the entire change in fair value of a hedging instrument be presented in the same income statement line item as the respective hedged item. The standard also modifies certain disclosure requirements. The provisions of the update are effective beginning January 1, 2019 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. We elected to early adopt this guidance as of April 1, 2018. There were no hedging contracts in effect as of the date of adoption.
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

6 |

guidance as of January 1, 2018, the required effective date. The new standard did not have a significant impact on our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that outlines a new, single comprehensive model for companies to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this guidance as of January 1, 2018, the required effective date, using the modified retrospective adoption method. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting policies. Application of the standard using the modified retrospective method did not require an adjustment to opening retained earnings. For additional information, see Note 4. Revenue.
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
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, the required effective date, for annual and interim reporting periods. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We have selected a lease accounting system which we are in the process of implementing, while continuing to evaluate our lease contracts, accounting policy elections, and the impact of adoption on our consolidated financial statements. While we do not expect adoption of the standard to have a significant impact on our consolidated statements of income, the impact on the assets and liabilities within our consolidated balance sheet may be material.

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
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in complementary areas, including biodevices, diagnostics and genetics.
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

7 |

and vaccines sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, receiving increased medical treatment and benefiting from advances in animal health medicines and vaccines.
The following tables present our revenue disaggregated by geographic area, species, and major product category.
Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
United States	$677	$623	$1,311	$1,228
Australia	51	43	99	83
Brazil	68	73	138	139
Canada	56	49	96	83
China	60	45	124	97
France	30	26	63	55
Germany	38	33	76	61
Italy	26	21	53	43
Japan	39	36	80	70
Mexico	26	21	50	39
Spain	30	23	55	43
United Kingdom	36	26	88	69
Other developed markets	89	76	168	144
Other emerging markets	179	162	364	323
	1,405	1,257	2,765	2,477

Contract Manufacturing	10	12	16	23

Total Revenue	$1,415	$1,269	$2,781	$2,500
Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
U.S.
Livestock	$271	$269	$563	$551
Companion Animal	406	354	748	677
	677	623	1,311	1,228
International
Livestock	463	420	941	841
Companion Animal	265	214	513	408
	728	634	1,454	1,249

Contract Manufacturing	10	12	16	23

Total Revenue	$1,415	$1,269	$2,781	$2,500

8 |

Revenue by species

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Livestock:
Cattle	$396	$382	$812	$768
Swine	165	148	340	308
Poultry	129	122	265	238
Fish	24	19	46	40
Other	20	18	41	38
	734	689	1,504	1,392
Companion Animal:
Dogs and Cats	630	533	1,179	1,015
Horses	41	35	82	70
	671	568	1,261	1,085

Contract Manufacturing	10	12	16	23

Total Revenue	$1,415	$1,269	$2,781	$2,500
Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Vaccines	$371	$324	$727	$643
Anti-infectives	286	278	583	546
Other pharmaceuticals	337	282	656	554
Parasiticides	245	206	436	390
Medicated feed additives	114	121	251	244
Other non-pharmaceuticals	52	46	112	100
	1,405	1,257	2,765	2,477

Contract Manufacturing	10	12	16	23

Total Revenue	$1,415	$1,269	$2,781	$2,500
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
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities, is recorded within Other current liabilities, and is recognized once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of the adoption date and subsequently recognized as revenue during the first six months of 2018 were approximately $2 million. Contract liabilities as of June 30, 2018 were approximately $3 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2018 are not material.
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
Additionally, in the second quarter of 2017, we recorded a $4 million expense within Other (income)/deductions—net related to the February 12, 2016 sale of two of our manufacturing sites in the United Sates: Laurinburg, North Carolina, and Longmonth, Colorado to Huvepharma NV (Huvepharma), a European animal health company.

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs(a)	$—	$2	$1	$2
Restructuring charges/(reversals)(b)(c):
Employee termination costs/(reversals)	4	(3)	5	(4)
Exit costs	1	1	1	1
Total Restructuring charges/(reversals) and certain acquisition-related costs	$5	$—	$7	$(1)

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges for the three months ended June 30, 2018, are primarily related to:

•	employee termination costs of $3 million in Europe as a result of initiatives to better align our organizational structure, and

•	employee termination costs of $1 million and exit costs of $1 million as a result of our operational efficiency initiative and supply network strategy.
The restructuring charges for the six months ended June 30, 2018, are primarily related to:

10 |

•	employee termination costs of $3 million in Europe as a result of initiatives to better align our organizational structure, and

•	employee termination costs of $2 million and exit costs of $1 million as a result of our operational efficiency initiative and supply network strategy.
The restructuring charges/(reversals) for the three and six months ended July 2, 2017, primarily relate to our operational efficiency initiative and supply network strategy.

(c)	The restructuring charges/(reversals) are associated with the following:

•	For the three months ended June 30, 2018, International of $4 million and Manufacturing/research/corporate of $1 million.

•	For the six months ended June 30, 2018, International of $4 million and Manufacturing/research/corporate of $2 million.

•	For the three months ended July 2, 2017, U.S. of ($1 million), International of $1 million and Manufacturing/research/corporate of ($2 million).

•	For the six months ended July 2, 2017, International of ($1 million) and Manufacturing/research/corporate of ($2 million).
Charges related to the operational efficiency initiative and supply network strategy are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Restructuring charges/(reversals) and certain acquisition-related costs:
Operational efficiency initiative
Employee termination costs	$1	$2	$1	$1
Exit costs	—	1	—	1
	1	3	1	2
Supply network strategy:
Employee termination costs	—	(5)	1	(5)
Exit costs	1	—	1	—
	1	(5)	2	(5)

Total restructuring charges/(reversals) related to the operational efficiency initiative and supply network strategy	2	(2)	3	(3)

Other operational efficiency initiative charges
Selling, general and administrative expenses:
Consulting fees	—	1	—	1
Other (income)/deductions—net:
Net (gain)/loss on sale of assets	—	2	—	2
Total other operational efficiency initiative charges	—	3	—	3

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	—	1	—	2
Consulting fees	2	—	3	2
Total other supply network strategy charges	2	1	3	4

Total charges associated with the operational efficiency initiative and supply network strategy	$4	$2	$6	$4
The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2017(a)	$41	$—	$41
Provision	5	1	6
Utilization and other(b)	(12)	(1)	(13)
Balance, June 30, 2018(a)	$34	$—	$34

(a)	At June 30, 2018, and December 31, 2017, included in Accrued expenses ($12 million and $19 million, respectively) and Other noncurrent liabilities ($22 million and $22 million, respectively).

(b)	Includes adjustments for foreign currency translation.

11 |

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Royalty-related income	$(6)	$(5)	$(13)	$(12)
Net loss/(gain) on sale of assets(a)	—	2	—	2
Certain legal and other matters, net(b)	—	(4)	—	(4)
Foreign currency loss(c)	9	8	17	10
Other, net(d)	(7)	(3)	(13)	(8)
Other (income)/deductions—net	$(4)	$(2)	$(9)	$(12)

(a)	For the three and six months ended July 2, 2017, represents the net loss related to sales of certain manufacturing sites and products as part of our operational efficiency initiative.

(b)	For the three and six months ended July 2, 2017, represents income associated with an insurance recovery related to commercial settlements in Mexico recorded in 2014 and 2016.

(c)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(d)
Includes interest income and other miscellaneous income. For the three and six months ended June 30, 2018, primarily includes interest income. For the six months ended July 2, 2017, also includes a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015.

8.	Income Taxes

A.	Taxes on Income
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
Our accounting for the following elements of the Tax Act is incomplete. However, in 2018 we were able to further refine our initial reasonable estimate and adjusted the initial provisional net tax expense of $212 million. We recorded the following measurement-period adjustments of $33 million and $35 million net tax benefit during the three and six months ended June 30, 2018, respectively:

•
One-Time Mandatory Deemed Repatriation Tax: The one-time mandatory deemed repatriation tax is imposed on certain previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries. We were able to reasonably estimate the one-time mandatory deemed repatriation tax and recorded an initial provisional tax obligation, with a corresponding adjustment to income tax expense for the year ended December 31, 2017. We are continuing to gather additional information to more precisely compute the amount of the one-time mandatory deemed repatriation tax, and our accounting for this item is not yet complete due to the fact that the non-U.S. subsidiaries are on a fiscal year ending November 30, and this tax liability will not become a fixed obligation until November 30, 2018. The estimated impact of the Tax Act is based on a preliminary review of the new law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections. However, on the basis of revised computations that were calculated during the reporting period, we recognized a measurement-period adjustment of $33 million and $35 million for the three and six months ended June 30, 2018, respectively, as a decrease to the one-time mandatory deemed repatriation tax obligation, with a corresponding adjustment to income tax benefit during the period. The effect of the measurement-period adjustment to the three and six months ended June 30, 2018 effective tax rate was a reduction to the rate of approximately 7.5% and 4.1%, respectively. In addition, we reclassified the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable. We expect to complete our accounting within the prescribed measurement period.

•
Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017. We have not made any measurement-period adjustments related to this item during the first half of 2018. Since the company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding deferred tax remeasurement is also provisional. However, we are continuing to gather additional information to complete our accounting for this item and expect to be completed within the prescribed measurement period.

12 |

•
Valuation Allowances: The company must assess whether its valuation allowance analyses are affected by the various aspects of the Tax Act (e.g., one-time mandatory deemed repatriation of deferred foreign income, global intangible low-taxed income inclusions, and new categories of foreign tax credits). We have not made any measurement-period adjustments related to this item during the first half of 2018. Since the company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. However, we are continuing to gather additional information to complete our accounting for this item and expect to be completed within the prescribed measurement period.

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

The effective tax rate was 12.6% for the three months ended June 30, 2018, compared with 28.4% for the three months ended July 2, 2017. The lower effective tax rate for the three months ended June 30, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $33 million net discrete tax benefit recorded in the second quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•	a $1 million and $2 million discrete tax benefit recorded in the second quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments.
The effective tax rate was 14.3% for the six months ended June 30, 2018, compared with 28.7% for the six months ended July 2, 2017. The lower effective tax rate for the six months ended June 30, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $35 million net discrete tax benefit recorded in the first half of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	an $8 million and $7 million discrete tax benefit recorded in the first half of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments; and

•
an $8 million and $3 million discrete tax benefit recorded in the first half of 2018 and 2017, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

B.	Deferred Taxes
As of June 30, 2018, the total net deferred income tax liability of $149 million is included in Noncurrent deferred tax assets ($80 million) and Noncurrent deferred tax liabilities ($229 million).
As of December 31, 2017, the total net deferred income tax liability of $300 million is included in Noncurrent deferred tax assets ($80 million) and Noncurrent deferred tax liabilities ($380 million).
The change in Noncurrent deferred tax liabilities was primarily due to the reclassification of the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018, payable over eight years.

C.	Tax Contingencies
As of June 30, 2018, the tax liabilities associated with uncertain tax positions of $182 million (exclusive of interest and penalties related to uncertain tax positions of $11 million) are included in Noncurrent deferred tax assets ($4 million) and Other taxes payable ($178 million).
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

13 |

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
We were in compliance with all financial covenants as of June 30, 2018, and December 31, 2017. There were no amounts drawn under the credit facility as of June 30, 2018, or December 31, 2017.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2018, we had access to $61 million of lines of credit which expire at various times throughout 2018 and 2019 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of June 30, 2018, and December 31, 2017.
Commercial Paper Program and Other Short-Term Borrowings
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2018, and December 31, 2017, there was no commercial paper outstanding under this program. As of June 30, 2018, and December 31, 2017, we did not have any other short-term borrowings outstanding.
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

14 |

The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
3.450% 2015 senior notes due 2020	$500	$500
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
	5,000	5,000
Unamortized debt discount / debt issuance costs	(45)	(47)
Long-term debt, net of discount and issuance costs	$4,955	$4,953
The fair value of our long-term debt was $4,994 million and $5,291 million as of June 30, 2018, and December 31, 2017, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of June 30, 2018, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2022	Total
Maturities	$—	$500	$—	$—	$4,500	$5,000
Interest Expense
Interest expense, net of capitalized interest, was $46 million and $93 million, for the three and six months ended June 30, 2018, respectively, and $41 million and $82 million, for the three and six months ended July 2, 2017, respectively. Capitalized interest expense was $2 million and $4 million for the three and six months ended June 30, 2018, respectively, and $1 million and $2 million for the three and six months ended July 2, 2017, respectively.

B.	Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of various derivative financial instruments. These derivative financial instruments serve to manage the exposure of our net investment in certain foreign operations to changes in foreign exchange rates and protect net income against the impact of translation into U.S. dollars of certain foreign exchange-denominated transactions.
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro, and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:

•
For foreign exchange contracts not designated as hedging instruments, we recognize the gains and losses on forward-exchange contracts that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement.

•
For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are deferred as a component of cumulative translation adjustment within Accumulated other comprehensive loss and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The impact of the periodic exchange of interest payments is reflected within the operating section of our condensed consolidated statement of cash flows.

The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.3 billion and $1.4 billion, as of June 30, 2018, and December 31, 2017, respectively. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within 270 days. The aggregate notional amount of cross-currency interest rate swap contracts was 225 million euro as of June 30, 2018, with a term of up to seven years. We did not have any cross-currency interest rate swap contracts as of December 31, 2017.

15 |

Interest Rate Risk
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing. In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in earnings over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings. There were no outstanding interest rate swap contracts as of both June 30, 2018, and December 31, 2017.
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$20	$10
Foreign currency forward-exchange contracts	Other current liabilities	(8)	(9)
Total derivatives not designated as hedging instruments		$12	$1

Derivatives Designated as Hedging Instruments:
Cross-currency interest rate swap contracts	Other non-current assets	$1	$—
Total derivatives designated as hedging instruments		1	—

Total derivatives		$13	$1
The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At June 30, 2018, there was no collateral posted related to our derivatives.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Foreign currency forward-exchange contracts	$10	$7	$—	$(22)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on cross-currency interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Cross-currency interest rate swap contracts	$1	$—	$1	$—
Gains/(losses) on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows;

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Cross-currency interest rate swap contracts	$1	$—	$1	$—

16 |

The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

10.	Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
Finished goods	$768	$788
Work-in-process	492	484
Raw materials and supplies	160	155
Inventories	$1,420	$1,427

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2017	$671	$839	$1,510
Other(a)	—	4	4
Balance, June 30, 2018	$671	$843	$1,514

(a)	Includes adjustments for foreign currency translation.
The gross goodwill balance was $2,050 million and $2,046 million as of June 30, 2018, and December 31, 2017, respectively. Accumulated goodwill impairment losses were $536 million as of June 30, 2018, and December 31, 2017.

17 |

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2018			As of December 31, 2017
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,187	$(465)	$722	$1,185	$(428)	$757
Brands	213	(149)	64	213	(143)	70
Trademarks and trade names	62	(48)	14	62	(47)	15
Other	237	(147)	90	234	(143)	91
Total finite-lived intangible assets	1,699	(809)	890	1,694	(761)	933
Indefinite-lived intangible assets:
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	67	—	67
In-process research and development	224	—	224	224	—	224
Product rights	7	—	7	8	—	8
Total indefinite-lived intangible assets	335	—	335	336	—	336
Identifiable intangible assets	$2,034	$(809)	$1,225	$2,030	$(761)	$1,269

C.	Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $26 million and $51 million for each of the three and six months ended June 30, 2018, respectively, and $24 million and $49 million for each of the three and six months ended July 2, 2017.

12.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $1 million for each of the three month periods ended June 30, 2018, and July 2, 2017, and $3 million for each of the six month periods ended June 30, 2018, and July 2, 2017.
The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Service cost	$2	$1	$4	$3
Interest cost	—	—	1	1
Expected return on plan assets	—	—	(1)	(1)
Amortization of net actuarial loss	—	1	—	1
Curtailment and settlement loss	—	—	—	1
Net periodic benefit cost	$2	$2	$4	$5
Total company contributions to the international pension plans were $1 million and $3 million for the three and six months ended June 30, 2018, respectively, and $1 million and $4 million for the three and six months ended July 2, 2017, respectively. We expect to contribute a total of approximately $6 million to these plans in 2018.

18 |

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
The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Stock options / stock appreciation rights	$3	$2	$5	$5
RSUs / DSUs	6	7	13	13
PSUs	2	2	4	4
Share-based compensation expense—total(a)	$11	$11	$22	$22

(a)	For the three and six months ended June 30, 2018, and July 2, 2017, amounts capitalized to inventory were insignificant.
During the six months ended June 30, 2018, the company granted 538,820 stock options with a weighted-average exercise price of $73.32 per stock option and a weighted-average fair value of $20.30 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.74%; expected dividend yield of 0.69%; expected stock price volatility of 23.61%; and expected term of 6.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2018, the company granted 431,615 RSUs with a weighted-average grant date fair value of $73.31 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2018, the company granted 109,574 PSUs with a weighted-average grant date fair value of $100.34 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 21.9% and 25.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

14.	Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of June 30, 2018, there was approximately $595 million remaining under this authorization.
Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2016	501.89	9.04
Share-based compensation(b)	—	(1.25)
Share repurchase program	—	4.45
Balance, July 2, 2017	501.89	12.23

Balance, December 31, 2017	501.89	15.76
Share-based compensation(b)	—	(1.11)
Share repurchase program	—	4.95
Balance, June 30, 2018	501.89	19.60

(a)	Shares may not add due to rounding.

(b)
Includes the reissuance of shares from treasury stock in connection with the vesting of employee share-based awards, and the reacquisition of shares associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information regarding share-based compensation, see Note 13. Share-Based Payments.

19 |

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2016	$8	$(583)	$(23)	$(598)
Other comprehensive (loss)/income, net of tax	(1)	56	1	56
Balance, July 2, 2017	$7	$(527)	$(22)	$(542)

Balance, December 31, 2017	$(3)	$(487)	$(15)	$(505)
Other comprehensive loss, net of tax	—	(38)	—	(38)
Balance, June 30, 2018	$(3)	$(525)	$(15)	$(543)

15.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2018	2017	2018	2017
Numerator
Net income before allocation to noncontrolling interests	$382	$247	$732	$486
Less: Net (loss)/income attributable to noncontrolling interests	(2)	—	(4)	1
Net income attributable to Zoetis Inc.	$384	$247	$736	$485
Denominator
Weighted-average common shares outstanding	483.8	490.8	484.8	491.6
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.7	3.2	3.8	3.0
Weighted-average common and potential dilutive shares outstanding	487.5	494.0	488.6	494.6

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.79	$0.50	$1.52	$0.99
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.79	$0.50	$1.51	$0.98
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the six months ended June 30, 2018, and approximately 1 million for the three months ended June 30, 2018, and each of the three and six months ended July 2, 2017.

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

20 |

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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint

21 |

alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court's decision granting summary disposition. The Court, denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ applications for leave to appeal. The case has been remanded to the lower Court, where it will proceed without Zoetis. The plaintiffs may attempt to seek a full appeal after the final adjudication of the case before the lower Court.
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved companies is Alpharma LLC, a legal entity that was transferred to Zoetis as part of the separation from Pfizer. Alpharma LLC's involvement is solely related to certain discontinued human health activities that occurred prior to Pfizer's acquisition of King/Alpharma. As a result of the decision, a fine in the amount of euro 11 million (approximately $14 million) was imposed on Alpharma. Under the Global Separation Agreement between Pfizer and Zoetis, Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets, meaning that Pfizer ultimately bears the costs of the penalties in connection with the Commission's decision. Working with Pfizer, we filed an appeal of the decision on September 6, 2013, to the General Court of the European Union, and on September 17, 2013, Pfizer released payment of euro 11 million to the Commission to cover the fine. On September 8, 2016, the General Court upheld the decision of the European Commission. On November 25, 2016, we filed an appeal to the Court of Justice of the European Union and are awaiting a ruling.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2018, recorded amounts for the estimated fair value of these indemnifications were not significant.
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
In the first quarter of 2018, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: (i) R&D costs related to our aquaculture business which were previously reported in Other business activities are now reported in the international commercial segment results, and (ii) certain other miscellaneous costs which were previously reported in Corporate are now reported in the international commercial segment results.
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

22 |

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

23 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
U.S.
Revenue	$677	$623
Cost of sales	140	134
Gross profit	537	489
Gross margin	79.3%	78.5%
Operating expenses	116	113
Other (income)/deductions	—	—
U.S. Earnings	421	376	$8	$7

International
Revenue(b)	728	634
Cost of sales	229	219
Gross profit	499	415
Gross margin	68.5%	65.5%
Operating expenses	147	126
Other (income)/deductions	2	2
International Earnings	350	287	12	11

Total operating segments	771	663	20	18

Other business activities	(82)	(73)	6	6
Reconciling Items:
Corporate	(139)	(151)	14	13
Purchase accounting adjustments	(23)	(21)	22	21
Acquisition-related costs	—	(2)	—	—
Certain significant items(c)	(7)	1	—	—
Other unallocated	(83)	(72)	1	1
Total Earnings(d)	$437	$345	$63	$59

24 |

	Earnings		Depreciation and Amortization(a)
	Six months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
U.S.
Revenue	$1,311	$1,228
Cost of sales	280	271
Gross profit	1,031	957
Gross margin	78.6%	77.9%
Operating expenses	212	209
Other (income)/deductions	—	—
U.S. Earnings	819	748	$16	$14

International
Revenue(b)	1,454	1,249
Cost of sales	463	432
Gross profit	991	817
Gross margin	68.2%	65.4%
Operating expenses	280	240
Other (income)/deductions	3	(1)
International Earnings	708	578	23	22

Total operating segments	1,527	1,326	39	36

Other business activities	(163)	(147)	11	12
Reconciling Items:
Corporate	(292)	(294)	27	25
Purchase accounting adjustments	(46)	(43)	45	43
Acquisition-related costs	(1)	(2)	—	—
Certain significant items(c)	(10)	(3)	—	2
Other unallocated	(161)	(155)	1	3
Total Earnings(d)	$854	$682	$123	$121

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)
Revenue denominated in euros was $191 million and $375 million for the three and six months ended June 30, 2018, respectively, and $155 million and $303 million for the three and six months ended July 2, 2017, respectively.

(c)
For the three months ended June 30, 2018, Certain significant items primarily includes: (i) employee termination costs of $1 million, related to our operational efficiency initiative, (ii) consulting fees of $2 million, and exit costs of $1 million, related to our supply network strategy, and (iii) employee termination costs of $3 million in Europe as a result of initiatives to better align our organizational structure.

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

For the six months ended June 30, 2018, Certain significant items primarily includes: (i) employee termination costs of $1 million, related to our operational efficiency initiative, (ii) consulting fees of $3 million, employee termination costs of $1 million, and exit costs of $1 million, related to our supply network strategy, (iii) employee termination costs of $3 million in Europe as a result of initiatives to better align our organizational structure, and (iv) a charge of $1 million related to the implementation of new accounting guidance as a result of the enactment of the Tax Act.

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

(d)	Defined as income before provision for taxes on income.

25 |

18.	Subsequent Events
Credit Facilities and Commercial Paper Program
On July 27, 2018, we entered into a new revolving credit agreement (the Credit Agreement) with a syndicate of banks, providing for a 364-day $500 million senior unsecured revolving credit facility. Subject to certain conditions, we will have the right to, as of the date on which the revolving credit facility would otherwise terminate, convert all or a portion of outstanding revolving loans under the Credit Agreement into term loans with a one-year maturity. Additionally, the Credit Agreement requires us to prepay any borrowings thereunder with the net cash proceeds of any issuance of senior unsecured notes by us or any of our subsidiaries. The Credit Agreement contains financial covenants requiring us to not exceed a maximum total leverage ratio of 3.50:1 and to maintain a minimum interest coverage ratio of 3.50:1. In addition, the Credit Agreement contains other customary covenants.
In July 2018, in anticipation of the closing of the previously-announced acquisition of Abaxis, Inc., in order to finance a portion of the cash consideration for the acquisition, we borrowed funds of $500 million under the Credit Agreement and issued commercial paper of $500 million under our existing commercial paper program.
Acquisition of Abaxis, Inc.
On July 31, 2018, we completed the acquisition of Abaxis, Inc., a California corporation, a leader in the development, manufacture and marketing of diagnostic instruments for veterinary point-of-care services, for $83 per share in cash, or approximately $2 billion in aggregate. The acquisition enhances our presence in veterinary diagnostics. The final allocation of the purchase price amongst assets, liabilities and goodwill is subject to final valuation.

26 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis, Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis, Inc. and subsidiaries (the Company) as of June 30, 2018, the related condensed consolidated statements of income, comprehensive income, for the three-month and six-month periods ended June 30, 2018 and July 2, 2017, the related condensed consolidated statements of equity and cash flows for the six-month periods ended June 30, 2018 and July 2, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 2, 2018

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
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. See Notes to Condensed Consolidated Financial Statements— Note 17. Segment Information.
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
We believe our investments in one of the industry’s largest sales organizations, including our extensive network of technical and veterinary operations specialists, our high-quality manufacturing and reliability of supply, and our long track record of developing products that meet customer needs, have led to enduring and valued relationships with our customers. Our research and development (R&D) efforts enable us to deliver innovative products to address unmet needs and evolve our product lines so they remain relevant for our customers. Additionally, our management team’s focus on improving operational and cost efficiencies increases the likelihood of achieving our core growth strategies and enhancing long-term value for our shareholders.
A summary of our 2018 performance compared with the comparable 2017 period follows:

			% Change
	Three Months Ended			Related to
	June 30,	July 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational(a)
Revenue	$1,415	$1,269	12	3	9
Net income attributable to Zoetis	384	247	55	7	48
Adjusted net income(a)	375	261	44	7	37

			% Change
	Six Months Ended			Related to
	June 30,	July 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational(a)
Revenue	$2,781	$2,500	11	3	8
Net income attributable to Zoetis	736	485	52	8	44
Adjusted net income(a)	740	522	42	6	36

(a)	Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis (MD&A) for more information.
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
Disease outbreaks
Sales of our livestock products could be adversely affected by the outbreak of disease carried by animals. Outbreaks of disease may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere. At the same time, sales of products that treat specific disease outbreaks may increase.

28 |

Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2018, approximately 50% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2018, approximately 50% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was favorably impacted by approximately 3% from changes in foreign currency values relative to the U.S. dollar.
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

	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Revenue	$1,415	$1,269	12	$2,781	$2,500	11
Costs and expenses:
Cost of sales(a)	447	440	2	894	883	1
% of revenue	31.6%	34.7%		32.1%	35.3%
Selling, general and administrative expenses(a)	359	336	7	697	645	8
% of revenue	25%	26%		25%	26%
Research and development expenses(a)	102	86	19	199	176	13
% of revenue	7%	7%		7%	7%
Amortization of intangible assets(a)	23	23	—	46	45	2
Restructuring charges/(reversals) and certain acquisition-related costs	5	—	*	7	(1)	*
Interest expense, net of capitalized interest	46	41	12	93	82	13
Other (income)/deductions—net	(4)	(2)	100	(9)	(12)	(25)
Income before provision for taxes on income	437	345	27	854	682	25
% of revenue	31%	27%		31%	27%
Provision for taxes on income	55	98	(44)	122	196	(38)
Effective tax rate	12.6%	28.4%		14.3%	28.7%
Net income before allocation to noncontrolling interests	382	247	55	732	486	51
Less: Net income attributable to noncontrolling interests	(2)	—	—	(4)	1	*
Net income attributable to Zoetis	$384	$247	55	$736	$485	52
% of revenue	27%	19%		26%	19%
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

Revenue
Three months ended June 30, 2018 vs. three months ended July 2, 2017
Total revenue increased by $146 million, or 12%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, an increase of $116 million, or 9%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	increased volume from in-line products of approximately 5%, including 2% from our key dermatology products;

•	volume growth from new products of approximately 3%; and

•	price growth of approximately 1%.
Foreign exchange increased reported revenue growth by approximately 3%.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Total revenue increased by $281 million, or 11%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, an increase of $204 million, or 8%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	increased volume from in-line products of approximately 5%, including 3% from our key dermatology products;

•	volume growth from new products of approximately 2%; and

•	price growth of approximately 1%.
Foreign exchange increased reported revenue growth by approximately 3%.

30 |

Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Cost of sales	$447	$440	2	$894	$883	1
% of revenue	31.6%	34.7%		32.1%	35.3%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2018 vs. three months ended July 2, 2017
Cost of sales as a percentage of revenue decreased from 34.7% to 31.6% in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, primarily as a result of:

•	continued cost improvements and efficiencies in our manufacturing network; and

•	favorable foreign exchange.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Cost of sales as a percentage of revenue decreased from 35.3% to 32.1% in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, primarily as a result of:

•	continued cost improvements and efficiencies in our manufacturing network; and

•	favorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Selling, general and administrative expenses	$359	$336	7	$697	$645	8
% of revenue	25%	26%		25%	26%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2018 vs. three months ended July 2, 2017
Selling, general & administrative (SG&A) expenses increased by $23 million, or 7%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, primarily as a result of:

•	an increase in certain compensation-related expenses;

•	unfavorable foreign exchange; and

•	higher distribution expenses associated with higher sales volumes.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Selling, general & administrative (SG&A) expenses increased by $52 million, or 8%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, primarily as a result of:

•	an increase in certain compensation-related expenses;

•	unfavorable foreign exchange;

•	higher professional services and consulting charges;

•	higher advertising and promotional spending associated with new products; and

•	higher distribution expenses associated with higher sales volumes.

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Research and development expenses	$102	$86	19	$199	$176	13
% of revenue	7%	7%		7%	7%
Certain amounts and percentages may reflect rounding adjustments.

31 |

Three months ended June 30, 2018 vs. three months ended July 2, 2017
R&D expenses increased by $16 million, or 19%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, primarily as a result of:

•	increased headcount and other spending driven by project investments;

•	unfavorable foreign exchange;

•	an increase in certain compensation-related expenses; and

•	the inclusion of the Irish biologic therapeutics business acquired in 2017.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
R&D expenses increased by $23 million, or 13%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, primarily as a result of:

•	increased headcount driven by project investments;

•	unfavorable foreign exchange;

•	an increase in certain compensation-related expenses; and

•	the inclusion of the Irish biologic therapeutics business acquired in 2017.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Amortization of intangible assets	$23	$23	—	$46	$45	2
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2018 vs. three months ended July 2, 2017
Amortization of intangible assets was flat in the three months ended June 30, 2018, compared with the three months ended July 2, 2017.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Amortization of intangible assets increased by $1 million, or 2%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017.

Restructuring charges/(reversals) and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Restructuring charges/(reversals) and certain acquisition-related costs	$5	$—	*	$7	$(1)	*
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
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives.
Three months ended June 30, 2018 vs. three months ended July 2, 2017
The change in restructuring charges and certain acquisition-related costs from $0 million in the three months ended July 2, 2017, to $5 million in the three months ended June 30, 2018, is primarily due to charges in the three months ended June 30, 2018, related to employee termination costs in Europe as a result of initiatives to better align our organizational structure, employee termination costs and exit costs as a result of our operational efficiency initiative and supply network strategy, and integration costs.

32 |

Six months ended June 30, 2018 vs. six months ended July 2, 2017
The change in restructuring charges and certain acquisition-related costs from a $1 million reversal in the six months ended July 2, 2017, to $7 million in the six months ended June 30, 2018, is primarily due to charges in the six months ended June 30, 2018, related to employee termination costs in Europe as a result of initiatives to better align our organizational structure, employee termination costs and exit costs as a result of our operational efficiency initiative and supply network strategy, and an increase in integration costs.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Interest expense, net of capitalized interest	$46	$41	12	$93	$82	13
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2018 vs. three months ended July 2, 2017
Interest expense, net of capitalized interest, increased by $5 million, or 12% in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, as a result of the issuance of $1.25 billion aggregate principal amount of our senior notes in September 2017.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Interest expense, net of capitalized interest, increased by $11 million, or 13% in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, as a result of the issuance of $1.25 billion aggregate principal amount of our senior notes in September 2017.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Other (income)/deductions—net	$(4)	$(2)	100	$(9)	$(12)	(25)
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2018 vs. three months ended July 2, 2017
The change in Other (income)/deductions—net from income of $2 million in the three months ended July 2, 2017, to income of $4 million in the three months ended June 30, 2018, is primarily a result of:

•	higher interest income in the three months ended June 30, 2018 due to higher cash balances, and

•	a net loss of $2 million in the three months ended July 2, 2017, related to divestitures as part of our operational efficiency initiative, partially offset by:

•	income of $4 million in the three months ended July 2, 2017, related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
The change in Other (income)/deductions—net from income of $12 million in the six months ended July 2, 2017, to income of $9 million in the six months ended June 30, 2018, is primarily a result of:

•	higher foreign currency losses in the six months ended June 30, 2018, primarily driven by costs related to hedging and exposures to certain emerging market currencies, and

•	income of $4 million in the six months ended July 2, 2017, related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016, partially offset by:

•	higher interest income in the six months ended June 30, 2018 due to higher cash balances.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Provision for taxes on income	$55	$98	(44)	$122	$196	(38)
Effective tax rate	12.6%	28.4%		14.3%	28.7%
Certain amounts and percentages may reflect rounding adjustments.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted which, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code and it will take time to

33 |

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
In 2018, we were able to further refine our initial reasonable estimate and adjusted the initial provisional net tax expense of $212 million. On the basis of revised computations that were calculated during the reporting period, we recognized a measurement-period adjustment of $33 million and $35 million for the three and six months ended June 30, 2018, respectively, as a decrease to the one-time mandatory deemed repatriation tax obligation, with a corresponding adjustment to income tax benefit during the period.
Three months ended June 30, 2018 vs. three months ended July 2, 2017
The effective tax rate was 12.6% for the three months ended June 30, 2018, compared with 28.4% for the three months ended July 2, 2017. The lower effective tax rate for the three months ended June 30, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate, from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $33 million net discrete tax benefit recorded in the second quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•	a $1 million and $2 million discrete tax benefit recorded in the second quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
The effective tax rate was 14.3% for the six months ended June 30, 2018, compared with 28.7% for the six months ended July 2, 2017. The lower effective tax rate for the six months ended June 30, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate, from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $35 million net discrete tax benefit recorded in the first half of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	an $8 million and $7 million discrete tax benefit recorded in the first half of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments; and

•
an $8 million and $3 million discrete tax benefit recorded in the first half of 2018 and 2017, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

34 |

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
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,	July 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Livestock	$271	$269	1	—	1
Companion animal	406	354	15	—	15
	677	623	9	—	9
International
Livestock	463	420	10	4	6
Companion animal	265	214	24	7	17
	728	634	15	5	10

Total
Livestock	734	689	7	3	4
Companion animal	671	568	18	2	16
Contract manufacturing	10	12	(17)	(3)	(14)
	$1,415	$1,269	12	3	9
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Six Months Ended			Related to
	June 30,	July 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Livestock	$563	$551	2	—	2
Companion animal	748	677	10	—	10
	1,311	1,228	7	—	7
International
Livestock	941	841	12	5	7
Companion animal	513	408	26	8	18
	1,454	1,249	16	6	10

Total
Livestock	1,504	1,392	8	3	5
Companion animal	1,261	1,085	16	3	13
Contract manufacturing	16	23	(30)	5	(35)
	$2,781	$2,500	11	3	8
Certain amounts and percentages may reflect rounding adjustments.

35 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,	July 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Revenue	$677	$623	9	—	9
Cost of Sales	140	134	4	—	4
Gross Profit	537	489	10	—	10
Gross Margin	79.3%	78.5%
Operating Expenses	116	113	3	—	3
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	421	376	12	—	12

International
Revenue	728	634	15	5	10
Cost of Sales	229	219	5	4	1
Gross Profit	499	415	20	5	15
Gross Margin	68.5%	65.5%
Operating Expenses	147	126	17	5	12
Other (income)/deductions	2	2	—	(44)	44
International Earnings	350	287	22	6	16

Total operating segments	771	663	16	2	14

Other business activities	(82)	(73)	12
Reconciling Items:
Corporate	(139)	(151)	(8)
Purchase accounting adjustments	(23)	(21)	10
Acquisition-related costs	—	(2)	(100)
Certain significant items	(7)	1	*
Other unallocated	(83)	(72)	15
Income before provision for taxes on income	$437	$345	27
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

36 |

			% Change
	Six Months Ended			Related to
	June 30,	July 2,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Revenue	$1,311	$1,228	7	—	7
Cost of Sales	280	271	3	—	3
Gross Profit	1,031	957	8	—	8
Gross Margin	78.6%	77.9%
Operating Expenses	212	209	1	—	1
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	819	748	9	—	9

International
Revenue	1,454	1,249	16	6	10
Cost of Sales	463	432	7	4	3
Gross Profit	991	817	21	7	14
Gross Margin	68.2%	65.4%
Operating Expenses	280	240	17	7	10
Other (income)/deductions	3	(1)	*	*	*
International Earnings	708	578	22	7	15

Total operating segments	1,527	1,326	15	3	12

Other business activities	(163)	(147)	11
Reconciling Items:
Corporate	(292)	(294)	(1)
Purchase accounting adjustments	(46)	(43)	7
Acquisition-related costs	(1)	(2)	(50)
Certain significant items	(10)	(3)	*
Other unallocated	(161)	(155)	4
Income before provision for taxes on income	$854	$682	25
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2018 vs. three months ended July 2, 2017
U.S. operating segment
U.S. segment revenue increased by $54 million, or 9%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, reflecting growth of approximately $52 million in companion animal products and approximately $2 million in livestock products.

•
Companion animal revenue growth was driven primarily by increased sales of the dermatology portfolio, as well as new products including Simparica®. Growth was tempered by lower sales of certain in-line products due to anticipated competition.

•
Livestock revenue increased primarily due to higher sales of poultry and swine products, offset by declines in the cattle business. For poultry, growth was driven by increased sales of medicated feed additive products. Swine growth was primarily due to new vaccine products. Cattle sales declined due to lower sales of medicated feed additive products.

U.S. segment earnings increased by $45 million, or 12%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, primarily due to revenue growth and improved gross margins.
International operating segment
International segment revenue increased by $94 million, or 15%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017. Operational revenue increased by $64 million, or 10%, driven by growth of approximately $37 million in companion animal products and growth of approximately $27 million in livestock products.

•
Companion animal revenue growth resulted primarily from increased sales across multiple international markets of the dermatology portfolio, and new products including Simparica®, as well as growth in vaccines in China.

37 |

•
Livestock growth was driven primarily by strong performance in the cattle and swine portfolios, partially offset by the national trucking industry strike in Brazil. Cattle growth reflected increases in biological and anti-infective products and swine growth was primarily due to new vaccine products.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $30 million, or 5%, primarily driven by the appreciation of the euro, U.K. pound, Chinese renminbi, and Canadian dollar, partially offset by depreciation in the Brazilian Real.
International segment earnings increased by $63 million, or 22%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017. Operational earnings growth was $45 million, or 16%, primarily due to higher revenue and improved gross margin, partially offset by higher operating expenses.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
U.S. operating segment
U.S. segment revenue increased by $83 million, or 7%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, reflecting growth of approximately $71 million in companion animal products and growth of approximately $12 million in livestock products.

•
Companion animal revenue growth was driven primarily by increased sales of the dermatology portfolio, as well as new products. Growth was tempered by lower sales of certain in-line products due to anticipated competition.

•
Livestock revenue increased primarily due to higher sales of poultry, swine and cattle. For poultry, growth was driven by increased sales of medicated feed additive products. Swine growth was primarily due to new vaccine products. Growth of cattle products was driven by favorable market conditions in the beef market, including higher feedlot placements and variable weather conditions, which drove higher disease risk and incidence in the first quarter partially offset by declines in medicated feed additive products and unfavorable market conditions in dairy.

U.S. segment earnings increased by $71 million, or 9%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, primarily due to revenue growth and improved gross margins.
International operating segment
International segment revenue increased by $205 million, or 16%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017. Operational revenue increased by $128 million, or 10%, driven by growth of approximately $73 million in companion animal products and growth of approximately $55 million in livestock products.

•
Companion animal revenue growth resulted primarily from increased sales across multiple international markets of the dermatology portfolio, and new products including Simparica®, as well as growth in vaccines in China.

•
Livestock growth was driven primarily by strong performance in cattle, poultry and swine products, partially offset by the national trucking industry strike in Brazil. Growth in cattle was due to anti-infective and biological products. Growth in poultry products was driven by increased sales of medicated feed additives. Swine growth was primarily due to new vaccine products.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $77 million, or 6%, primarily driven by the appreciation of the euro, U.K. pound, Chinese renminbi, and Canadian dollar, partially offset by depreciation in the Brazilian Real.
International segment earnings increased by $130 million, or 22%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017. Operational earnings growth was $88 million, or 15%, primarily due to higher revenue and improved gross margin, partially offset by higher operating expenses.
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
Three months ended June 30, 2018 vs. three months ended July 2, 2017
Other business activities net loss increased by $9 million, or 12%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, reflecting an increase in R&D project investments, compensation-related costs, unfavorable foreign exchange, and the inclusion of the Irish biologic therapeutics business acquired in 2017.

38 |

Six months ended June 30, 2018 vs. six months ended July 2, 2017
Other business activities net loss increased by $16 million, or 11%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, reflecting an increase in R&D project investments, compensation-related costs, unfavorable foreign exchange, and the inclusion of the Irish biologic therapeutics business acquired in 2017.
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

Three months ended June 30, 2018 vs. three months ended July 2, 2017
Corporate expenses decreased by $12 million, or 8%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, primarily due to favorable foreign exchange.
Other unallocated expenses increased by $11 million, or 15%, in the three months ended June 30, 2018, compared with the three months ended July 2, 2017, primarily due to the unfavorable impact of foreign exchange.
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Corporate expenses decreased by $2 million, or 1%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, primarily due to favorable foreign exchange partially offset by an increase in certain compensation costs not allocated to our operating segments.
Other unallocated expenses increased by $6 million, or 4%, in the six months ended June 30, 2018, compared with the six months ended July 2, 2017, primarily due to the unfavorable impact of foreign exchange partially offset by continued cost improvements and efficiencies in our manufacturing network, and lower global manufacturing and supply costs.
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

39 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
GAAP reported net income attributable to Zoetis	$384	$247	55	$736	$485	52
Purchase accounting adjustments—net of tax	19	15	27	31	34	(9)
Acquisition-related costs—net of tax	—	1	(100)	1	1	—
Certain significant items—net of tax	(28)	(2)	*	(28)	2	*
Non-GAAP adjusted net income(a)	$375	$261	44	$740	$522	42
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 20.1% and 28.9% for the three months ended June 30, 2018, and July 2, 2017, respectively. The lower effective tax rate for the three months ended June 30, 2018, compared with the three months ended July 2, 2017, was primarily attributable to (i) the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act, (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and (iii) a $1 million and $2 million discrete tax benefit recorded in the second quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments.

The effective tax rate on adjusted pretax income is 19.2% and 28.4% for the six months ended June 30, 2018, and July 2, 2017, respectively. The lower effective tax rate for the six months ended June 30, 2018, compared with the six months ended July 2, 2017, was primarily attributable to (i) the reduction of

40 |

the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act, (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, (iii) an $8 million and $7 million discrete tax benefit recorded in the first half of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments, and (iv) a $3 million discrete tax benefit recorded in the first half of 2018 related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,	July 2,	%	June 30,	July 2,	%
	2018	2017	Change	2018	2017	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.79	$0.50	58	$1.51	$0.98	54
Purchase accounting adjustments—net of tax	0.04	0.03	33	0.06	0.07	(14)
Acquisition-related costs—net of tax	—	—	—	—	—	—
Certain significant items—net of tax	(0.06)	—	—	(0.06)	0.01	*
Non-GAAP adjusted EPS—diluted	$0.77	$0.53	45	$1.51	$1.06	42
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Interest expense, net of capitalized interest	$46	$41	$93	$82
Interest income	8	3	14	5
Income taxes	94	106	175	207
Depreciation	37	33	70	67
Amortization	4	5	8	9

41 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Purchase accounting adjustments:
Amortization and depreciation(a)	$21	$20	$42	$40
Cost of sales(b)	2	1	4	3
Total purchase accounting adjustments—pre-tax	23	21	46	43
Income taxes(c)	4	6	15	9
Total purchase accounting adjustments—net of tax	19	15	31	34
Acquisition-related costs:
Integration costs	—	2	1	2
Total acquisition-related costs—pre-tax	—	2	1	2
Income taxes(c)	—	1	—	1
Total acquisition-related costs—net of tax	—	1	1	1
Certain significant items:
Operational efficiency initiative(d)	1	6	1	5
Supply network strategy(e)	3	(4)	5	(1)
Other restructuring charges and cost-reduction/productivity initiatives	3	—	3	—
Other(f)	—	(3)	1	(1)
Total certain significant items—pre-tax	7	(1)	10	3
Income taxes(c)	35	1	38	1
Total certain significant items—net of tax	(28)	(2)	(28)	2

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$(9)	$14	$4	$37
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments for the six months ended June 30, 2018, also includes a tax benefit related to the remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

Income taxes in Purchase accounting adjustments for the three and six months ended July 2, 2017, also includes a tax benefit related to the remeasurement of deferred taxes as a result of a change in tax rates and a net tax benefit and charge, respectively, related to prior period tax adjustments.

Income taxes in Certain significant items for the three and six months ended June 30, 2018, includes a net tax benefit related to a measurement-period adjustment to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act enacted on December 22, 2017.

Income taxes in Certain significant items for the six months ended July 2, 2017, also includes a net charge related to the remeasurement of the company’s deferred tax assets and liabilities, using the rates expected to be in place at the time of the reversal.

(d)	For the three and six months ended June 30, 2018, represents employee termination costs of $1 million.

For the three months ended July 2, 2017, represents employee termination costs of $2 million, exit costs of $1 million, consulting fees of $1 million, and a net loss related to sales of certain manufacturing sites and products of $2 million. For the six months ended July 2, 2017, represents employee termination costs of $1 million, exit costs of $1 million, consulting fees of $1 million, and a net loss related to sales of certain manufacturing sites and products of $2 million.

(e)
For the three months ended June 30, 2018, primarily represents consulting fees of $2 million and exit costs of $1 million. For the six months ended June 30, 2018, primarily represents consulting fees of $3 million, employee termination costs of $1 million and exit costs of $1 million.

For the three months ended July 2, 2017, represents accelerated depreciation of $1 million, and a reversal of previously accrued employee termination costs of $5 million. For the six months ended July 2, 2017, represents accelerated depreciation of $2 million, consulting fees of $2 million, and a reversal of previously accrued employee termination costs of $5 million.

(f)	For the three and six months ended June 30, 2018, represents employee termination costs in Europe as a result of initiatives to better align our organizational structure.

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

42 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Cost of sales:
Purchase accounting adjustments	$2	$1	$4	$3
Accelerated depreciation	—	1	—	2
Consulting fees	2	—	3	2
Other	—	1	—	1
Total Cost of sales	4	3	7	8

Selling, general & administrative expenses:
Purchase accounting adjustments	2	2	3	3
Consulting fees	—	1	—	1
Other	—	—	1	2
Total Selling, general & administrative expenses	2	3	4	6

Research & development expenses:
Purchase accounting adjustments	—	—	1	1
Total Research & development expenses	—	—	1	1

Amortization of intangible assets:
Purchase accounting adjustments	19	18	38	36
Total Amortization of intangible assets	19	18	38	36

Restructuring (reversals)/ charges and certain acquisition-related costs:
Integration costs	—	2	1	2
Employee termination costs	4	(3)	5	(4)
Exit costs	1	1	1	1
Total Restructuring (reversals)/ charges and certain acquisition-related costs	5	—	7	(1)

Other (income)/deductions—net:
Net loss/(gain) on sale of assets	—	2	—	2
Other	—	(4)	—	(4)
Total Other (income)/deductions—net	—	(2)	—	(2)

Provision for taxes on income	39	8	53	11

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$(9)	$14	$4	$37
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
Analysis of the condensed consolidated balance sheets
June 30, 2018 vs. December 31, 2017
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of the timing of customer collections.
Other current assets increased primarily as a result of the timing of income tax payments, adjustments to the accrual for the income tax provision for the first half of 2018, and higher receivables due to value-added tax for our international markets.

43 |

The net changes in Deferred tax assets, Deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision for the first half of 2018, as well as the impact of the remeasurement of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 8. Income Taxes.
Accounts payable decreased as a result of the timing of payments.
Accrued compensation and related items decreased primarily due to payment of 2017 annual bonuses to eligible employees and 2017 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2018.
Other current liabilities decreased primarily as a result of payments of contingent purchase price consideration associated with prior acquisitions.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 14. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,	July 2,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Net cash provided by (used in):
Operating activities	$656	$299	*
Investing activities	(121)	(88)	38
Financing activities	(533)	(240)	*
Effect of exchange-rate changes on cash and cash equivalents	(8)	7	*
Net increase (decrease) in cash and cash equivalents	$(6)	$(22)	(73)
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Net cash provided by operating activities was $656 million for the six months ended June 30, 2018, compared with net cash provided by operating activities of $299 million for the six months ended July 2, 2017. The increase in operating cash flows was primarily attributable to higher income before allocation to noncontrolling interests and the timing of receipts and payments in the ordinary course of business.
Investing activities
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Our net cash used in investing activities was $121 million for the six months ended June 30, 2018, compared with net cash used in investing activities of $88 million for the six months ended July 2, 2017. The net cash used in investing activities for 2018 was due primarily to purchases of property, plant and equipment, partially offset by proceeds from the 2017 sale of our manufacturing site in Guarulhos, Brazil. The net cash used in investing activities for 2017 was due primarily to purchases of property, plant and equipment, and the acquisition of a Norwegian fish vaccination company.
Financing activities
Six months ended June 30, 2018 vs. six months ended July 2, 2017
Our net cash used in financing activities was $533 million for the six months ended June 30, 2018, compared with net cash used in financing activities of $240 million for the six months ended July 2, 2017. The net cash used in financing activities for 2018 was primarily attributable to the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2017 was due primarily to the purchase of treasury shares and the payment of dividends, partially offset by the issuance of commercial paper.
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

44 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
Cash and cash equivalents	$1,558	$1,564
Accounts receivable, net(a)	973	998
Long-term debt	4,955	4,953
Working capital	3,272	3,123
Ratio of current assets to current liabilities	4.38:1	3.85:1

(a)
Accounts receivable are usually collected over a period of 60 to 90 days. For the six months ended June 30, 2018, compared with December 31, 2017, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
We were in compliance with all financial covenants as of June 30, 2018 and December 31, 2017. There were no amounts drawn under the credit facility as of June 30, 2018 or December 31, 2017.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2018, we had access to $61 million of lines of credit which expire at various times throughout 2018 and 2019 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of June 30, 2018 and December 31, 2017.
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

45 |

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
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first half of 2018, approximately 5 million shares were repurchased. As of June 30, 2018, there was approximately $595 million remaining under this authorization.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2018, or December 31, 2017, recorded amounts for the estimated fair value of these indemnifications are not significant.

46 |

New accounting standards
Recently Issued Accounting Standards Not Adopted as of June 30, 2018.
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
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, the required effective date, for annual and interim reporting periods. The new standard requires a modified retrospective adoption approach, at the beginning of the earliest comparative period presented in the financial statements. We have selected a lease accounting system which we are in the process of implementing, while continuing to evaluate our lease contracts, accounting policy elections, and the impact of adoption on our consolidated financial statements. While we do not expect adoption of the standard to have a significant impact on our consolidated statements of income, the impact on the assets and liabilities within our consolidated balance sheet may be material.
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
In particular, forward-looking statements include statements relating to our 2018 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, our agreements with Pfizer, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on potentially inaccurate assumptions. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	emerging restrictions and bans on the use of antibacterials in food-producing animals;

•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products;

•	unanticipated safety, quality or efficacy concerns about or issues related to our products;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	fluctuations in foreign exchange rates and potential currency controls;

•	changes in tax laws and regulations;

•
legal factors, including product liability claims, antitrust litigation and governmental investigations, tax disputes, environmental concerns, commercial disputes and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products;

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

47 |

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
Our financial instrument holdings at June 30, 2018, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at June 30, 2018, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $22 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $29 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9B. Financial Instruments: Derivative Financial Instruments— Foreign Exchange Risk.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. At June 30, 2018, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 9B. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2018, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Risks related to our business and industry
Modification of foreign trade policy by the U.S. or foreign countries or the imposition of tariffs on U.S. or foreign goods may harm our business.
Changes in U.S. laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our operating results. A number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements such as the North American Free Trade Agreement (NAFTA). The current President of the United States has initiated negotiations with Canada and Mexico aimed at re-negotiating the terms of NAFTA. Changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations.
Additionally, in March 2018, the United States announced tariffs on certain foreign goods imported into the U.S. In response, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. While the scope and duration of these and any future tariffs remains uncertain, tariffs imposed by the U.S. or foreign governments on our products or the active pharmaceutical ingredients or other components thereof could negatively impact our financial condition and results of operations.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act) effective January 1, 2018. Some notable provisions of the Tax Act include a reduction of the corporate income tax rate from 35% to 21%, and a change from a worldwide system with deferral to a territorial tax system, which includes a one-time mandatory deemed repatriation tax, payable over eight years, on certain undistributed earnings of non-U.S. subsidiaries. As of December 31, 2017, the cumulative amount of non-U.S. undistributed earnings was approximately $4.5 billion, which includes an allocation of non-U.S. undistributed earnings as a result of the separation from Pfizer on June 24, 2013. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. The company is currently in the process of evaluating the full impact of this new legislation on its consolidated financial statements, and in the fourth quarter of 2017 recorded a provisional net charge of $212 million related to the one-time mandatory deemed repatriation tax, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. A measurement-period adjustment was recorded in the first half of 2018 as a decrease to income tax expense of $35 million. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.

50 |

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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of June 30, 2018, we had approximately $5.0 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a five-year revolving credit facility with a capacity of up to $1.0 billion, a 364-day revolving credit facility with a capacity of up to $0.5 billion and a commercial paper program with a capacity of up to $1.0 billion. As of August 2, 2018, we have $0.5 billion drawn under the 364-day revolving credit facility and have issued $0.5 billion of commercial paper under our commercial paper program in connection with the closing of our acquisition of Abaxis, Inc. We may also incur additional indebtedness under these arrangements in the future.
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
In addition, the instruments governing our indebtedness contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. For example, each of our credit facilities contains a financial covenant requiring us to not exceed a maximum total leverage ratio and covenants that, among other things, limit or restrict our and our subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, transact with affiliates and incur priority indebtedness. Our failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
June 30, 2018:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2018	929,873	$83.29	930,201	$732,487,712
May 1 - May 31, 2018	848,044	$83.10	847,118	$662,075,844
June 1 - June 30, 2018	776,783	$86.15	776,381	$595,180,803
	2,554,700	$84.10	2,553,700	$595,180,803

(a)
The company repurchased 1,000 shares during the three-month period ended June 30, 2018, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(b)	In December 2016, the company's Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common stock.

51 |

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014 (incorporated by reference to
Exhibit 3.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 10.1	364-Day Revolving Credit Agreement, dated as of July 27, 2018, among Zoetis Inc., the lenders party thereto and
Barclays Bank PLC, as administrative agent
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

52 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 2, 2018	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

August 2, 2018	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

53 |