Form 10-Q
period 2018-09-30
Zoetis Inc.
filed 2018-11-01
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At October 26, 2018, there were 480,450,882 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2018	2017	2018	2017
Revenue	$1,480	$1,347	$4,261	$3,847
Costs and expenses:
Cost of sales	473	435	1,367	1,318
Selling, general and administrative expenses	367	328	1,064	973
Research and development expenses	108	96	307	272
Amortization of intangible assets	32	23	78	68
Restructuring charges/(reversals) and certain acquisition-related costs	47	8	54	7
Interest expense, net of capitalized interest	54	43	147	125
Other (income)/deductions—net	(19)	1	(28)	(11)
Income before provision for taxes on income	418	413	1,272	1,095
Provision for taxes on income	71	117	193	313
Net income before allocation to noncontrolling interests	347	296	1,079	782
Less: Net loss attributable to noncontrolling interests	—	(2)	(4)	(1)
Net income attributable to Zoetis Inc.	$347	$298	$1,083	$783
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.72	$0.61	$2.24	$1.60
Diluted	$0.71	$0.61	$2.22	$1.59
Weighted-average common shares outstanding:
Basic	482.0	489.1	483.9	490.8
Diluted	485.8	492.4	487.7	493.9
Dividends declared per common share	$—	$—	$0.252	$0.210

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Net income before allocation to noncontrolling interests	$347	$296	$1,079	$782
Other comprehensive (loss)/income, net of taxes and reclassification adjustments:
Unrealized losses on derivatives, net(a)	(1)	(10)	(1)	(11)
Foreign currency translation adjustments, net	(75)	98	(113)	154
Benefit plans: Actuarial gains, net(a)	—	—	—	1
Total other comprehensive (loss)/income, net of tax	(76)	88	(114)	144
Comprehensive income before allocation to noncontrolling interests	271	384	965	926
Less: Comprehensive (loss)/income attributable to noncontrolling interests	—	(1)	(4)	—
Comprehensive income attributable to Zoetis Inc.	$271	$385	$969	$926

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
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,286	$1,564
Short term investments	105	—
Accounts receivable, less allowance for doubtful accounts of $24 in 2018 and $25 in 2017	929	998
Inventories	1,441	1,427
Other current assets	315	228
Total current assets	4,076	4,217
Property, plant and equipment, less accumulated depreciation of $1,559 in 2018 and $1,471 in 2017	1,556	1,435
Goodwill	2,537	1,510
Identifiable intangible assets, less accumulated amortization	2,120	1,269
Noncurrent deferred tax assets	73	80
Other noncurrent assets	97	75
Total assets	$10,459	$8,586

Liabilities and Equity
Accounts payable	$238	$261
Dividends payable	—	61
Accrued expenses	425	432
Accrued compensation and related items	226	236
Income taxes payable	75	60
Other current liabilities	39	44
Total current liabilities	1,003	1,094
Long-term debt, net of discount and issuance costs	6,441	4,953
Noncurrent deferred tax liabilities	446	380
Other taxes payable	250	172
Other noncurrent liabilities	201	201
Total liabilities	8,341	6,800
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 480,980,372 and 486,130,461 shares outstanding at September 30, 2018, and December 31, 2017, respectively	5	5
Treasury stock, at cost, 20,910,871 and 15,760,782 shares of common stock at September 30, 2018, and December 31, 2017, respectively	(1,345)	(852)
Additional paid-in capital	1,010	1,013
Retained earnings	3,067	2,109
Accumulated other comprehensive loss	(619)	(505)
Total Zoetis Inc. equity	2,118	1,770
Equity attributable to noncontrolling interests	—	16
Total equity	2,118	1,786
Total liabilities and equity	$10,459	$8,586

(a)	As of September 30, 2018, and December 31, 2017, includes $5 million and $6 million, respectively, of restricted cash.

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2016	$5	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Nine months ended October 1, 2017
Net income	—	—	—	783	—	(1)	782
Other comprehensive income	—	—	—	—	143	1	144
Consolidation of a noncontrolling interest(b)	—	—	—	—	—	18	18
Share-based compensation awards(c)	—	63	6	(17)	—	—	52
Treasury stock acquired(d)	—	(375)	—	—	—	—	(375)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	2	—	—	—	2
Dividends declared	—	—	—	(103)	—	—	(103)
Balance, October 1, 2017	$5	$(733)	$1,032	$2,140	$(455)	$30	$2,019

Balance, December 31, 2017	$5	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Nine months ended September 30, 2018
Net income/(loss)	—	—	—	1,083	—	(4)	1,079
Other comprehensive loss	—	—	—	—	(114)	—	(114)
Acquisition of a noncontrolling interest(b)	—	—	(14)	—	—	(12)	(26)
Share-based compensation awards (c)	—	55	9	(3)	—	—	61
Treasury stock acquired(d)	—	(548)	—	—	—	—	(548)
Employee benefit plan contribution from Pfizer Inc.(e)	—	—	2	—	—	—	2
Dividends declared	—	—	—	(122)	—	—	(122)
Balance, September 30, 2018	$5	$(1,345)	$1,010	$3,067	$(619)	$—	$2,118

(a)
As of September 30, 2018, and October 1, 2017, there were 480,980,372 and 487,832,003 outstanding shares of common stock, respectively, and 20,910,871 and 14,059,240 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 14. Stockholders' Equity.

(b)
For the nine months ended October 1, 2017, represents the consolidation of a European livestock monitoring company. For the nine months ended September 30, 2018, represents the acquisition of the noncontrolling interest of a European livestock monitoring company.

(c)
Includes the issuance of shares of Zoetis Inc. common stock and the reissuance of treasury stock in connection with the vesting of employee share-based awards. Upon reissuance of treasury stock, differences between the proceeds from reissuance and the cost of the treasury stock that result in gains are recorded in Additional paid-in capital. Losses are recorded in Additional paid-in capital to the extent that they can offset previously recorded gains. If no such credit exists, the differences are recorded in Retained earnings. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements.and the acquisition date fair value of replacement awards issued in conjunction with the acquisition of Abaxis in 2018 attributable to pre-combination services. For additional information, see Note 5. Acquisitions and Divestitures,.

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017
Operating Activities
Net income before allocation to noncontrolling interests	$1,079	$782
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	207	179
Share-based compensation expense	36	33
Asset write-offs and asset impairments	4	1
Net loss on sale of assets	—	2
Provision for losses on inventory	37	46
Deferred taxes(a)	(155)	(3)
Employee benefit plan contribution from Pfizer Inc.	2	2
Other non-cash adjustments	(17)	11
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	37	(58)
Inventories	29	(35)
Other assets	(77)	(132)
Accounts payable	(39)	(56)
Other liabilities	(31)	(107)
Other tax accounts, net(a)	94	73
Net cash provided by operating activities	1,206	738
Investing Activities
Purchases of property, plant and equipment	(200)	(141)
Acquisition of Abaxis, net of cash acquired	(1,884)	—
Other acquisitions	(108)	(82)
Net proceeds from sales of assets	8	1
Other investing activities	(1)	6
Net cash used in investing activities	(2,185)	(216)
Financing Activities
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	1,485	1,231
Payment of contingent consideration related to previously acquired assets	(12)	(5)
Acquisition of a noncontrolling interest	(26)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares	14	20
Purchases of treasury stock	(548)	(375)
Cash dividends paid	(183)	(155)
Net cash provided by financing activities	730	716
Effect of exchange-rate changes on cash and cash equivalents	(29)	16
Net increase/(decrease) in cash and cash equivalents	(278)	1,254
Cash and cash equivalents at beginning of period	1,564	727
Cash and cash equivalents at end of period	$1,286	$1,981

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$290	$366
Interest, net of capitalized interest	166	138
Non-cash transactions:
Purchases of property, plant and equipment	3	6

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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within six major product categories: vaccines, anti-infectives, parasiticides, medicated feed additives, animal health diagnostics and other pharmaceuticals.

2.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three and nine-month periods ended August 31, 2018, and August 27, 2017.
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
Recently Issued Accounting Standards
In August 2018, the FASB issued an accounting standards update which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. The provisions of the update are effective beginning January 1, 2020 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.
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
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, using the effective date as the date of initial application. As permitted, utilizing an optional transition method, a cumulative-effect adjustment to the opening balance of retained earnings will be recognized in the period of adoption, and financial information and disclosure for periods prior to the date of initial application will not be updated. We have selected a lease accounting system which we are in the process of implementing, while continuing to evaluate our lease contracts, accounting policy elections, and the impact of adoption on our consolidated financial statements. While we do not expect adoption of the standard to have a significant impact on our consolidated statements of income, the impact on the assets and liabilities within our consolidated balance sheet will be material.

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
In the third quarter of 2018, the company modified the list of major product categories to include a category for animal health diagnostics, which was previously included within other non-pharmaceutical products. The prior period presentation has been revised to reflect the new product categories.
Our major product categories are:

•	vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;

•	anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;

•	other pharmaceutical products: allergy and dermatology, pain and sedation, antiemetic, reproductive, and oncology products;

•	parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;

•	medicated feed additives: products added to animal feed that provide medicines to livestock; and

•	animal health diagnostics: portable blood and urine analysis systems and point-of-care diagnostic products, including instruments

7 |

and reagents, rapid immunoassay tests, reference laboratory kits and blood glucose monitors.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in complementary areas, including biodevices and genetics.
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
The following tables present our revenue disaggregated by geographic area, species, and major product category.

8 |

Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
United States	$757	$680	$2,068	$1,908
Australia	53	51	152	134
Brazil	72	66	210	205
Canada	42	40	138	123
China	46	40	170	137
France	29	30	92	85
Germany	36	35	112	96
Italy	27	22	80	65
Japan	34	31	114	101
Mexico	24	21	74	60
Spain	28	24	83	67
United Kingdom	47	36	135	105
Other developed markets	98	96	266	240
Other emerging markets	173	162	537	485
	1,466	1,334	4,231	3,811

Contract manufacturing & human health diagnostics	14	13	30	36

Total Revenue	$1,480	$1,347	$4,261	$3,847
Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
U.S.
Livestock	$322	$319	$885	$870
Companion animal	435	361	1,183	1,038
	757	680	2,068	1,908
International
Livestock	456	435	1,397	1,276
Companion animal	253	219	766	627
	709	654	2,163	1,903

Contract manufacturing & human health diagnostics	14	13	30	36

Total Revenue	$1,480	$1,347	$4,261	$3,847

9 |

Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Livestock:
Cattle	$417	$424	$1,229	$1,192
Swine	160	147	500	455
Poultry	130	119	395	357
Fish	46	39	92	79
Other	25	25	66	63
	778	754	2,282	2,146
Companion Animal:
Dogs and Cats	653	546	1,832	1,561
Horses	35	34	117	104
	688	580	1,949	1,665

Contract manufacturing & human health diagnostics	14	13	30	36

Total Revenue	$1,480	$1,347	$4,261	$3,847
Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Vaccines	$382	$363	$1,109	$1,006
Anti-infectives	323	324	906	870
Other pharmaceuticals	361	304	1,017	858
Parasiticides	203	191	639	581
Medicated feed additives	111	107	362	351
Animal health diagnostics	46	11	69	32
Other non-pharmaceuticals	40	34	129	113
	1,466	1,334	4,231	3,811

Contract manufacturing & human health diagnostics	14	13	30	36

Total Revenue	$1,480	$1,347	$4,261	$3,847
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
Variable consideration is estimated and recorded at the time that related revenue is recognized. Our estimates reflect the amount by which we expect variable consideration to impact revenue recognized and are generally based on contractual terms or historical experience, adjusted as necessary to reflect our expectations about the future. Our customer payment terms generally range from 45 to 75 days.
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

10 |

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
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities, is recorded within Other current liabilities, and is recognized once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of the adoption date and subsequently recognized as revenue during the first nine months of 2018 were approximately $2 million. Contract liabilities as of September 30, 2018 were approximately $7 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2018 is insignificant.
Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from Revenue. Shipping and handling costs incurred after control of the purchased product has transferred to the customer are accounted for as a fulfillment cost, within Selling, general and administrative expenses.

5.	Acquisitions and Divestitures
Acquisition of Abaxis, Inc.
On July 31, 2018, we completed the acquisition of Abaxis, Inc. (Abaxis), a California corporation and a leader in the development, manufacture and marketing of diagnostic instruments for veterinary point-of-care services. We acquired all of the outstanding common shares of Abaxis for $83.00 per share in cash resulting in Abaxis becoming our wholly owned subsidiary. The acquisition enhances our presence in veterinary diagnostics.
The acquisition date fair value of the consideration transferred was approximately $1,962 million, which consisted of the following:

(MILLIONS OF DOLLARS)	Amounts
Cash paid to Abaxis' shareholders(a)	$1,898
Cash paid for equity awards attributable for pre-merger services(b)	54
Fair value of Zoetis equity awards issued in exchange for outstanding Abaxis equity awards pertaining to pre-merger service(c)	10
Total consideration	$1,962

(a)	Represents cash paid for cancellation and conversion of each outstanding share of Abaxis' common stock at the acquisition date.

(b)
Represents cash paid for cancellation and settlement of restricted stock awards that fully vested in July 2018 as a result of service or pre-existing change-in-control provisions and termination provisions. Includes certain awards that will be settled in cash during 2019, reflected in Other current liabilities within the condensed consolidated balance sheet.

(c)
Represents the fair value of replacement awards issued for Abaxis equity awards outstanding immediately before the acquisition and attributable to the service period prior to the acquisition. The previous Abaxis equity awards were converted into the Zoetis equity awards at an exchange ratio based on the closing prices of shares of Zoetis Common Stock and Abaxis Common Stock for ten full trading days before the closing of the acquisition.

11 |

The acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed measured at estimated fair values as of the acquisition date, primarily using Level 3 inputs, except for investments in debt securities which were valued using Level 2 inputs.
The table below presents the preliminary fair values allocated to Abaxis' assets and liabilities as of the acquisition date.

(MILLIONS OF DOLLARS)	Amounts
Cash and cash equivalents	$64
Short term investments(a)	107
Accounts receivable(b)	30
Inventories(c)	79
Other current assets	6
Property, plant and equipment(d)	49
Identifiable intangible assets(e)	898
Other noncurrent assets	29
Accounts payable	(21)
Accrued compensation and related items	(10)
Other current liabilities	(26)
Other noncurrent liabilities	(11)
Noncurrent deferred tax liabilities(f)	(215)
Total net assets acquired	979
Goodwill(g)	983
Total consideration	$1,962

(a)	Short term investments include investments in debt securities that are classified as available-for-sale and measured at fair value.

(b)	The fair value approximates the gross contractual amount of accounts receivable. The contractual amount not expected to be collected is immaterial.

(c)
Acquired inventory is comprised of finished goods, work in process and raw materials. The preliminary estimate of fair value of finished goods was determined based on net realizable value adjusted for the costs of the selling effort, a reasonable profit allowance for the selling effort, and estimated holding costs. The preliminary estimate of fair value of work in process was determined based on net realizable value adjusted for costs to complete the manufacturing process, costs of the selling effort, a reasonable profit allowance for the remaining manufacturing and selling effort, and an estimate of holding costs. The fair value of raw materials was determined to approximate book value.

(d)
Property, plant and equipment is comprised of machinery and equipment, furniture and fixtures, computer equipment, leasehold improvements and construction in progress. The preliminary estimated fair value was primarily determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.

(e)
Identifiable intangible assets primarily consist of developed technology rights, customer relationships, and trademarks and tradenames. The preliminary estimate of fair value of identifiable intangible assets is determined using the income approach, which includes a forecast of expected future cash flows. For additional information regarding identifiable intangible assets, see Note 11. Goodwill and Other Intangible Assets.

(f)
The acquisition was structured as a stock purchase and therefore we assumed the historical tax basis of Abaxis' assets and liabilities. The preliminary estimate of deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax basis. The components of the Abaxis net deferred tax liability are included within amounts reported in Note 8. Income Taxes.

(g)
Goodwill represents the excess of consideration transferred over the preliminary estimate of fair values of the assets acquired and liabilities assumed. It is allocated to our existing reportable segments and is primarily attributable to the future potential of the technology platforms, as well as cost and revenue synergies including market share capture, elimination of cost redundancies and gain of cost efficiencies, and intangible assets such as assembled workforce which are not separately recognizable. The primary strategic purpose of the acquisition was to enhance the company’s existing product portfolio by strengthening Zoetis’ presence in veterinary diagnostics. The goodwill recorded is not deductible for tax purposes. The allocation of goodwill to the reporting units is preliminary and will be completed as the company obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition.

All amounts recorded are subject to final valuation. Any adjustments to our preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
The company incurred acquisition related costs of approximately $39 million and $40 million for the three and nine months ended September 30, 2018, respectively, which are included within Restructuring charges/(reversals) and certain acquisition-related costs and Selling, general and administrative expenses on our condensed consolidated statements of income.

12 |

The following table presents information for Abaxis' operations from the acquisition date through September 30, 2018 which are included in our condensed consolidated statements of income for the three months ended September 30, 2018:

(MILLIONS OF DOLLARS)	July 31 - September 30, 2018
Revenue	$42
Net loss attributable to Zoetis Inc.(a)	32

(a)
Included in the net loss are (i) $7 million of cost of goods sold related to the preliminary fair value adjustment for acquisition date inventory estimated to have been sold during the period ended September 30, 2018, (ii) $20 million of amortization expense related to the preliminary fair value of identifiable intangible assets recognized at the acquisition date, (iii) $10 million of severance costs directly related to the acquisition, and (iv) the applicable tax impact of above adjustments based on the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred.

Supplemental Pro Forma Information:
The following table provides unaudited supplemental pro forma financial information as if the acquisition of Abaxis had occurred on January 1, 2017.

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Revenue	$1,500	$1,406	$4,416	$4,022
Net income attributable to Zoetis Inc.	348	267	1,024	665
Net income per common share - basic	0.72	0.55	2.12	1.35
Net income per common share - diluted	0.72	0.54	2.10	1.35
The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of Zoetis and Abaxis. The supplemental pro forma financial information does not necessarily represent what the combined company’s revenue or results of operations would have been had the acquisition been completed on January 1, 2017, nor do they intend to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining Zoetis and Abaxis.
The unaudited supplemental pro forma financial information reflect primarily the following pro forma adjustments:

•
Acquisition related costs incurred by Zoetis and Abaxis of $57 million and $60 million have been removed for each of the three and nine months ended September 30, 2018, respectively. Acquisition related costs of $0 million and $38 million are assumed to be have been incurred during the three and nine months ended October 1, 2017, respectively.

•
Additional amortization expense of $13 million and $78 million for each of the three and nine months ended September 30, 2018, respectively, and $33 million and $98 million for each of the three and nine months ended October 1, 2017, respectively, related to the preliminary fair value estimate of identified intangible assets acquired.

•
Additional depreciation expense of $1 million for the nine months ended September 30, 2018, and $1 million for the nine months ended October 1, 2017, related to the preliminary estimate of fair value adjustments to property, plant and equipment acquired.

•
Adjustments related to the preliminary estimate of the non-recurring fair value adjustment to acquisition date inventory estimated to have been sold, resulting in $7 million removed for each of the three and nine months ended September 30, 2018, respectively, and $11 million and $33 million added to the three and nine months ended October 1, 2017, respectively.

•
Additional interest expense and amortization of debt issuance costs for the debt issuance to finance the acquisition, resulting in $8 million and $36 million added for the three and nine months ended September 30, 2018, respectively, and $14 million and $43 million added to the three and nine months ended October 1, 2017, respectively.

•
Adjustments related to the post merger share-based compensation expense of the replacement awards are $0 million and $7 million for the three and nine months ended September 30, 2018, respectively, and $3 million and $10 million for the three and nine months ended October 1, 2017, respectively.

•	Applicable tax impact of the above adjustments based on the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred.
Other Acquisitions
In the third quarter of 2018, we completed the acquisition of a manufacturing business in Ireland and the noncontrolling interest of a European livestock monitoring company. These transactions did not have a significant impact on our consolidated financial statements.
Divestitures
On May 11, 2017, we completed the sale of our manufacturing site in Shenzhou, China. We had previously exited operations at this site during the second quarter of 2015 as part of our operational efficiency program. We received total cash proceeds of approximately $3 million and recorded a net pre-tax gain of approximately $2 million within Other (income)/deductions—net.

13 |

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Restructuring charges/(reversals) and certain acquisition-related costs:
Transaction costs(a)	$21	$—	$21	$—
Integration costs(b)	9	2	10	4
Restructuring charges/(reversals)(c)(d):
Employee termination costs	17	7	22	3
Exit costs	—	(1)	1	—
Total Restructuring charges/(reversals) and certain acquisition-related costs	$47	$8	$54	$7

(a)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(c)	The restructuring charges for the three months ended September 30, 2018, are primarily related to:

•	employee termination costs of $8 million in Europe as a result of initiatives to better align our organizational structure, and

•	employee termination costs of $10 million related to the acquisition of Abaxis.
The restructuring charges for the nine months ended September 30, 2018, are primarily related to:

•	employee termination costs of $11 million in Europe as a result of initiatives to better align our organizational structure, and

•	employee termination costs of $10 million related to the acquisition of Abaxis.

The restructuring charges/(reversals) for the three months ended October 1, 2017, are primarily related to:

•	employee termination costs of $3 million related to the operational efficiency initiative and supply network strategy, and

•	employee termination costs of $4 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.
The restructuring charges/(reversals) for the nine months ended October 1, 2017, are primarily related to:

•	employee termination costs of $4 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.

(d)	The restructuring charges/(reversals) are associated with the following:

•	For the three months ended September 30, 2018, International of $8 million and Manufacturing/research/corporate of $9 million.

•	For the nine months ended September 30, 2018, International of $12 million and Manufacturing/research/corporate of $11 million.

•	For the three months ended October 1, 2017, International of ($1 million reversal) and Manufacturing/research/corporate of $7 million.

•	For the nine months ended October 1, 2017, International of ($2 million reversal) and Manufacturing/research/corporate of $5 million.

14 |

Charges related to the operational efficiency initiative and supply network strategy are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Restructuring charges/(reversals) and certain acquisition-related costs:
Operational efficiency initiative
Employee termination costs	$(1)	$1	$—	$2
Exit costs	—	(1)	—	—
	(1)	—	—	2
Supply network strategy:
Employee termination costs	—	2	1	(3)
Exit costs	—	—	1	—
	—	2	2	(3)

Total restructuring charges/(reversals) related to the operational efficiency initiative and supply network strategy	(1)	2	2	(1)

Other operational efficiency initiative charges
Selling, general and administrative expenses:
Consulting fees	—	—	—	1
Other (income)/deductions—net:
Net (gain)/loss on sale of assets	—	(1)	—	1
Total other operational efficiency initiative charges	—	(1)	—	2

Other supply network strategy charges
Cost of sales:
Accelerated depreciation	—	—	—	2
Consulting fees and other costs	1	1	4	3
Other (income)/deductions—net:
Net loss on sale of assets(a)	2	5	2	5
Total other supply network strategy charges	3	6	6	10

Total charges associated with the operational efficiency initiative and supply network strategy	$2	$7	$8	$11

(a)
For the three and nine months ended October 1, 2017, represents charges related to the agreement to sell a manufacturing site in Guarulhos, Brazil, which includes a $3 million charge to reduce the carrying value of the disposal group to an amount equal to fair value, less costs to sell, as well as $2 million of costs related to the anticipated disposal.

The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2017(a)	$41	$—	$41
Provision	22	1	23
Utilization and other(b)	(26)	(1)	(27)
Balance, September 30, 2018(a)	$37	$—	$37

(a)	At September 30, 2018, and December 31, 2017, included in Accrued expenses ($15 million and $19 million, respectively) and Other noncurrent liabilities ($22 million and $22 million, respectively).

(b)	Includes adjustments for foreign currency translation.

15 |

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Royalty-related income	$(5)	$(7)	$(18)	$(19)
Interest income	(6)	(3)	(20)	(8)
Net (gain)/loss on sale of assets(a)	2	4	2	6
Certain legal and other matters, net(b)	—	—	—	(4)
Foreign currency loss(c)	9	7	26	17
Other, net(d)	(19)	—	(18)	(3)
Other (income)/deductions—net	$(19)	$1	$(28)	$(11)

(a)	Represents net losses related to sales of certain manufacturing sites and products as part of our operational efficiency initiative and supply network strategy.

(b)	For the nine months ended October 1, 2017, represents income associated with an insurance recovery related to commercial settlements in Mexico recorded in 2014 and 2016.

(c)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(d)
For the three and nine months ended September 30, 2018, primarily includes a net gain related to the relocation of a manufacturing site in China. For the nine months ended October 1, 2017, primarily includes a settlement refund and reimbursement of legal fees related to costs incurred by Pharmaq prior to the acquisition in 2015 and income associated with certain state business employment tax incentive credits.

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
Our accounting for the following elements of the Tax Act is incomplete. However, in 2018 we were able to further refine our initial reasonable estimate and adjusted the initial provisional net tax expense of $212 million. We recorded the following measurement-period adjustments of $23 million and $58 million net tax benefit during the three and nine months ended September 30, 2018, respectively:

•
One-Time Mandatory Deemed Repatriation Tax: The one-time mandatory deemed repatriation tax is imposed on previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries. We were able to reasonably estimate the one-time mandatory deemed repatriation tax and recorded an initial provisional tax obligation, with a corresponding adjustment to income tax expense for the year ended December 31, 2017. We are continuing to gather additional information to more precisely compute the amount of the one-time mandatory deemed repatriation tax. Our accounting for this item is not yet complete due to the fact that the non-U.S. subsidiaries are on a fiscal year ending November 30, and this tax liability will not become a fixed obligation until November 30, 2018. The estimated impact of the Tax Act is based on a preliminary review of the new law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections. However, on the basis of revised computations that were calculated during the reporting period, we recognized a measurement-period adjustment of $23 million and $58 million for the three and nine months ended September 30, 2018, respectively, as a decrease to the one-time mandatory deemed repatriation tax obligation, with a corresponding adjustment to income tax benefit during the period. The effect of the measurement-period adjustment to the three and nine months ended September 30, 2018 effective tax rate was a reduction to the rate of approximately 5.4% and 4.6%, respectively. In addition, we reclassified the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable. We expect to complete our accounting within the prescribed measurement period.

•
Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017. We have not made any measurement-period adjustments related to this item during the nine months of 2018. Since the company has recorded provisional amounts related to certain portions of the Tax Act, any

16 |

corresponding deferred tax remeasurement is also provisional. However, we are continuing to gather additional information to complete our accounting for this item and expect to be completed within the prescribed measurement period.

•
Valuation Allowances: The company must assess whether its valuation allowance analyses are affected by the various aspects of the Tax Act (e.g., one-time mandatory deemed repatriation of deferred foreign income, global intangible low-taxed income inclusions, and new categories of foreign tax credits). We have not made any measurement-period adjustments related to this item during the nine months of 2018. Since the company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. However, we are continuing to gather additional information to complete our accounting for this item and expect to be completed within the prescribed measurement period.

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

The effective tax rate was 17.0% for the three months ended September 30, 2018, compared with 28.3% for the three months ended October 1, 2017. The lower effective tax rate for the three months ended September 30, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $23 million net tax benefit recorded in the third quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•	a $3 million and $1 million discrete tax benefit recorded in the third quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments.
The effective tax rate was 15.2% for the nine months ended September 30, 2018, compared with 28.6% for the nine months ended October 1, 2017. The lower effective tax rate for the nine months ended September 30, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $58 million net tax benefit recorded in the nine months ended 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	a $12 million and $8 million discrete tax benefit recorded in the nine months ended 2018 and 2017, respectively, related to the excess tax benefits for share-based payments; and

•
an $8 million and $3 million discrete tax benefit recorded in the nine months ended 2018 and 2017, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

B.	Deferred Taxes
As of September 30, 2018, the total net deferred income tax liability of $373 million is included in Noncurrent deferred tax assets ($73 million) and Noncurrent deferred tax liabilities ($446 million).
As of December 31, 2017, the total net deferred income tax liability of $300 million is included in Noncurrent deferred tax assets ($80 million) and Noncurrent deferred tax liabilities ($380 million).
The change in Noncurrent deferred tax liabilities was primarily due to the acquisition of Abaxis, partially offset by the reclassification of the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018, payable over eight years.

C.	Tax Contingencies
As of September 30, 2018, the tax liabilities associated with uncertain tax positions of $184 million (exclusive of interest and penalties related to uncertain tax positions of $11 million) are included in Noncurrent deferred tax assets ($4 million) and Other taxes payable ($180 million).
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

17 |

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
We were in compliance with all financial covenants as of September 30, 2018, and December 31, 2017. There were no amounts drawn under the credit facility as of September 30, 2018, or December 31, 2017.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2018, we had access to $75 million of lines of credit which expire at various times throughout 2018 and 2019 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of September 30, 2018, and December 31, 2017.
Commercial Paper Program and Other Short-Term Borrowings
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2018, and December 31, 2017, there was no commercial paper outstanding under this program. As of September 30, 2018, and December 31, 2017, we did not have any other short-term borrowings outstanding.
Senior Notes and Other Long-Term Debt
On August 20, 2018, we issued $1.5 billion aggregate principal amount of our senior notes (2018 senior notes), with an original issue discount of $4 million. These notes are comprised of $300 million aggregate principal amount of floating rate senior notes due 2021 (the "2018 floating rate senior notes"), and $300 million aggregate principal amount of 3.250% senior notes due 2021, $500 million aggregate principal amount of 3.900% senior notes due 2028 and $400 million aggregate principal amount of 4.450% senior notes due 2048 (collectively, the "2018 fixed rate senior notes"). Net proceeds from this offering were partially used to pay down and terminate a revolving credit agreement and repay outstanding commercial paper, which were borrowed to finance a portion of the cash consideration for the acquisition of Abaxis (see Note 5. Acquisitions and Divestitures). The remainder of the net proceeds will be used for general corporate purposes.
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
The 2013, 2015, 2017 and 2018 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the 2013, 2015, 2017 and 2018 senior notes may be declared immediately due and payable.

18 |

Pursuant to the indenture, we are able to redeem the 2013, 2015 and 2017 senior notes and the 2018 fixed rate senior notes or any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. The 2018 floating rate senior notes are not redeemable at our option prior to their maturity date. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015, 2017 and 2018 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015, 2017 and 2018 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017 and 2018 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate senior notes due 2021	300	—
3.250% 2018 senior notes due 2021	300	—
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	—
	6,500	5,000
Unamortized debt discount / debt issuance costs	(59)	(47)
Long-term debt, net of discount and issuance costs	$6,441	$4,953
The fair value of our long-term debt was $6,460 million and $5,291 million as of September 30, 2018, and December 31, 2017, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of September 30, 2018, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2022	Total
Maturities	$—	$500	$600	$—	$5,400	$6,500
Interest Expense
Interest expense, net of capitalized interest, was $54 million and $147 million, for the three and nine months ended September 30, 2018, respectively, and $43 million and $125 million, for the three and nine months ended October 1, 2017, respectively. Capitalized interest expense was $2 million and $6 million for the three and nine months ended September 30, 2018, respectively, and $1 million and $3 million for the three and nine months ended October 1, 2017, respectively.
B. Investments
As part of the acquisition of Abaxis, we acquired short and long-term investments in debt securities (see Note 5. Acquisitions and Divestitures). These investments are classified as available-for-sale securities and, therefore, are measured at fair value at each reporting date. The changes in fair value are recognized in Accumulated other comprehensive income/(loss). We utilized Level 2 inputs such as observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.
At September 30, 2018, the investment securities portfolio consisted of debt securities that were virtually all investment grade. Information on investments in the debt securities at September 30, 2018, including the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale securities is as follows:

19 |

	Gross Unrealized				Maturities by Period(a)
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1 year	Over 1 to 5 years	Over 5 years	Total
Available-for-sale debt securities
Municipal Bonds	$1	$—	$—	$1	$1	$—	$—	$1
Corporate Bonds	117	—	—	117	104	13	—	117
Total debt securities	$118	$—	$—	$118	$105	$13	$—	$118
(a) Long term investments are included in Other noncurrent assets.

C.	Derivative Financial Instruments
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

The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.2 billion and $1.4 billion, as of September 30, 2018, and December 31, 2017, respectively. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within one year. The aggregate notional amount of cross-currency interest rate swap contracts was 425 million euro as of September 30, 2018, with a term of up to seven years. We did not have any cross-currency interest rate swap contracts as of December 31, 2017.
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
During the third quarter of 2018, we entered into forward starting interest rate swaps with an aggregate notional value of $350 million. We also entered into treasury lock trades with an aggregate notional value of $350 million. We designated these swaps and treasury locks (contracts) as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to be used primarily to fund the acquisition of Abaxis. Upon issuance of our 2018 senior notes (see A. Debt: Senior Notes and Other Long-Term Debt), we terminated these contracts and paid $1.7 million in cash to the counterparties for settlement. The settlement amount, which represents the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 2018 senior notes.
There were no outstanding interest rate swap contracts as of September 30, 2018 and December 31, 2017.

20 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$19	$10
Foreign currency forward-exchange contracts	Other current liabilities	(6)	(9)
Total derivatives not designated as hedging instruments		$13	$1

Derivatives Designated as Hedging Instruments:
Cross-currency interest rate swap contracts	Other current assets	$3	$—
Cross-currency interest rate swap contracts	Other non-current assets	1	—
Total derivatives designated as hedging instruments		4	—

Total derivatives		$17	$1
The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At September 30, 2018, there was no collateral posted related to our derivatives.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Foreign currency forward-exchange contracts	$22	$(17)	$22	$(39)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on derivative instruments designated as cash flow hedges, recorded, net of tax, in Other comprehensive income/(loss), are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Interest rate swaps	$—	$(10)	$—	$(11)
The amounts of unrecognized net gains/(losses) on cross-currency interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Cross-currency interest rate swap contracts	$—	$—	$1	$—
Gains/(losses) on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Cross-currency interest rate swap contracts	$2	$—	$3	$—

21 |

The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

10.	Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
Finished goods	$785	$788
Work-in-process	492	484
Raw materials and supplies	164	155
Inventories	$1,441	$1,427

11.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2017	$671	$839	$1,510
Additions(a)	598	433	1,031
Other(b)	—	(4)	(4)
Balance, September 30, 2018	$1,269	$1,268	$2,537
(a) Primarily includes a $983 million purchase price allocation associated with the acquisition of Abaxis and $48 million related to the acquisition of a manufacturing business in Ireland. See Note 5. Acquisitions and Divestitures.
(b) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,073 million and $2,046 million as of September 30, 2018, and December 31, 2017, respectively. Accumulated goodwill impairment losses were $536 million as of September 30, 2018, and December 31, 2017.

B.	Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2018			As of December 31, 2017
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)(b)	$1,849	$(491)	$1,358	$1,185	$(428)	$757
Brands	213	(152)	61	213	(143)	70
Trademarks and trade names(b)	166	(50)	116	62	(47)	15
Other(b)	413	(158)	255	234	(143)	91
Total finite-lived intangible assets	2,641	(851)	1,790	1,694	(761)	933
Indefinite-lived intangible assets:
In-process research and development	219	—	219	224	—	224
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	67	—	67
Product rights	7	—	7	8	—	8
Total indefinite-lived intangible assets	330	—	330	336	—	336
Identifiable intangible assets	$2,971	$(851)	$2,120	$2,030	$(761)	$1,269
(a) Includes the intangible assets related to the acquisition of a manufacturing business in Ireland.

22 |

(b) In connection with the acquisition of Abaxis, the company recorded $898 million of intangible assets, as shown in the table below, representing the preliminary fair value at the acquisition date. See Note 5. Acquisitions and Divestitures for additional information.

	Gross Carrying	Weighted-average
(MILLIONS OF DOLLARS)	Amount	Life (years)
Finite-lived intangible assets:
Developed technology rights	$614	10
Trademarks and tradenames	104	20
Other	180	4
Total	$898

C.	Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $45 million and $96 million for each of the three and nine months ended September 30, 2018, respectively, and $26 million and $75 million for each of the three and nine months ended October 1, 2017, respectively.

12.	Benefit Plans
Our employees ceased to participate in the Pfizer, Inc. U.S. qualified defined benefit plans and the U.S. retiree medical plan effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $2 million for each of the three month periods ended September 30, 2018, and October 1, 2017, and $5 million for each of the nine month periods ended September 30, 2018, and October 1, 2017.
The following table provides the net periodic benefit cost associated with our international defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Service cost	$1	$2	$5	$5
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	1	—	1	1
Curtailment and settlement loss	—	—	—	1
Net periodic benefit cost	$2	$2	$6	$7
Total company contributions to the international pension plans were $1 million and $4 million for the three and nine months ended September 30, 2018, respectively, and $1 million and $5 million for the three and nine months ended October 1, 2017, respectively. We expect to contribute a total of approximately $6 million to these plans in 2018.

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
In connection with the acquisition of Abaxis, in August 2018, the company issued 502,766 restricted stock units (replacement awards) with a weighted average grant date fair value of $85.26 per RSU, per the terms of the merger agreement between Zoetis and Abaxis, in connection with unvested Abaxis employee equity awards. The Abaxis unvested equity awards were canceled and exchanged for the replacement awards using a conversion ratio stated in the merger agreement. The grant date fair value of the replacement awards that is attributable to pre merger service is $10 million and is part of the consideration transferred in exchange for the acquisition of Abaxis. The fair value of the replacement awards attributable to post merger service is $33 million and will be recorded over future vesting periods. The replacements awards vest over varying terms of continuous service up to four years from the grant date and the values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate. For additional information see Note 5. Acquisitions and Divestitures.

23 |

The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Stock options / stock appreciation rights	$2	$2	$7	$7
RSUs / DSUs(a)	10	7	23	20
PSUs	2	2	6	6
Share-based compensation expense—total(b)	$14	$11	$36	$33

(a)
For the three and nine months ended September 30, 2018, includes share-based compensation expense of $3 million related to the acquisition of Abaxis, for the post-merger service period. For additional details see Note 5. Acquisitions and Divestitures.

(b)
For the three and nine months ended September 30, 2018, and the three months ended October 1, 2017, amounts capitalized to inventory were insignificant. For the nine months ended October 1, 2017, we capitalized $1 million of share-based compensation expense to inventory.

During the nine months ended September 30, 2018, the company granted 538,820 stock options with a weighted-average exercise price of $73.32 per stock option and a weighted-average fair value of $20.30 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.74%; expected dividend yield of 0.69%; expected stock price volatility of 23.61%; and expected term of 6.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2018, the company granted 433,628 RSUs, with a weighted-average grant date fair value of $73.37 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2018, the company granted 109,574 PSUs with a weighted-average grant date fair value of $100.34 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 21.9% and 25.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

14.	Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. As of September 30, 2018, there was approximately $451 million remaining under this authorization.
Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2016	501.89	9.04
Share-based compensation(b)	—	(1.42)
Share repurchase program	—	6.45
Balance, October 1, 2017	501.89	14.06

Balance, December 31, 2017	501.89	15.76
Share-based compensation(b)	—	(1.42)
Share repurchase program	—	6.57
Balance, September 30, 2018	501.89	20.91

(a)	Shares may not add due to rounding.

(b)
Includes the reissuance of shares from treasury stock in connection with the vesting of employee share-based awards, and the reacquisition of shares associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information regarding share-based compensation, see Note 13. Share-Based Payments.

24 |

Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests, are as follows:

		Currency Translation
	Derivatives	Adjustment	Benefit Plans	Accumulated Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Loss
Balance, December 31, 2016	$8	$(583)	$(23)	$(598)
Other comprehensive (loss)/income, net of tax	(11)	153	1	143
Balance, October 1, 2017	$(3)	$(430)	$(22)	$(455)

Balance, December 31, 2017	$(3)	$(487)	$(15)	$(505)
Other comprehensive loss, net of tax	(1)	(113)	—	(114)
Balance, September 30, 2018	$(4)	$(600)	$(15)	$(619)

15.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2018	2017	2018	2017
Numerator
Net income before allocation to noncontrolling interests	$347	$296	$1,079	$782
Less: Net loss attributable to noncontrolling interests	—	(2)	(4)	(1)
Net income attributable to Zoetis Inc.	$347	$298	$1,083	$783
Denominator
Weighted-average common shares outstanding	482.0	489.1	483.9	490.8
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.8	3.3	3.8	3.1
Weighted-average common and potential dilutive shares outstanding	485.8	492.4	487.7	493.9

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.72	$0.61	$2.24	$1.60
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.71	$0.61	$2.22	$1.59
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three months ended September 30, 2018 and the three months ended October 1, 2017, and approximately 1 million for both the nine months ended September 30, 2018 and October 1, 2017.

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

25 |

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

26 |

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
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2018, recorded amounts for the estimated fair value of these indemnifications were not significant.

17.	Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the United States and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives, animal health diagnostics and other pharmaceuticals, for both livestock and companion animal customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities includes our Client Supply Services (CSS) contract manufacturing results, our human health diagnostics business and expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs, and other operations focused on the development of our products. Other R&D-related costs associated with our aquaculture business and non-U.S. market and regulatory activities are generally included in the international commercial segment.

27 |

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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
U.S.
Revenue	$757	$680
Cost of sales	151	141
Gross profit	606	539
Gross margin	80.1%	79.3%
Operating expenses	116	103
Other (income)/deductions	—	—
U.S. Earnings	490	436	$9	$7

International
Revenue(b)	709	654
Cost of sales	226	213
Gross profit	483	441
Gross margin	68.1%	67.4%
Operating expenses	131	132
Other (income)/deductions	(1)	—
International Earnings	353	309	11	10

Total operating segments	843	745	20	17

Other business activities	(84)	(77)	6	5
Reconciling Items:
Corporate	(178)	(143)	15	13
Purchase accounting adjustments	(49)	(23)	43	22
Acquisition-related costs	(40)	(6)	—	—
Certain significant items(c)	8	(7)	—	(1)
Other unallocated	(82)	(76)	—	2
Total Earnings(d)	$418	$413	$84	$58

28 |

	Earnings		Depreciation and Amortization(a)
	Nine months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
U.S.
Revenue	$2,068	$1,908
Cost of sales	431	412
Gross profit	1,637	1,496
Gross margin	79.2%	78.4%
Operating expenses	328	312
Other (income)/deductions	—	—
U.S. Earnings	1,309	1,184	$25	$21

International
Revenue(b)	2,163	1,903
Cost of sales	689	645
Gross profit	1,474	1,258
Gross margin	68.1%	66.1%
Operating expenses	411	372
Other (income)/deductions	2	(1)
International Earnings	1,061	887	34	32

Total operating segments	2,370	2,071	59	53

Other business activities	(247)	(224)	17	17
Reconciling Items:
Corporate	(470)	(437)	42	38
Purchase accounting adjustments	(95)	(66)	88	65
Acquisition-related costs	(41)	(8)	—	—
Certain significant items(c)	(2)	(10)	—	1
Other unallocated	(243)	(231)	1	5
Total Earnings(d)	$1,272	$1,095	$207	$179

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)
Revenue denominated in euros was $180 million and $555 million for the three and nine months ended September 30, 2018, respectively, and $169 million and $472 million for the three and nine months ended October 1, 2017, respectively.

(c)
For the three months ended September 30, 2018, primarily represents (i) employee termination costs of $8 million, and (ii) a net gain of $18 million related to the relocation of a manufacturing site in China and (iii) a loss of $2 million related to sales of certain manufacturing sites and products as a result of our supply network strategy.

For the three months ended October 1, 2017, primarily represents (i) employee termination costs of $3 million, a reversal of exit costs of $1 million and consulting fees of $2 million, (ii) a net loss of $4 million related to sales of certain manufacturing sites and products, including the anticipated disposal of our manufacturing site in Guarulhos, Brazil, related to our operational efficiency initiative and supply network strategy, and (iii) an adjustment of $1 million related to the requirement to cease depreciation of assets, located at our manufacturing site in Guarulhos Brazil, that were classified as held for sale.
For the nine months ended September 30, 2018, primarily represents (i) consulting fees and product transfer costs of $4 million, employee termination costs of $1 million and exit costs of $1 million, related to our operational efficiency initiative and supply network strategy, (ii) employee termination costs of $11 million in Europe as a result of initiatives to better align our organizational structure, and (iii) a net gain of $18 million related to the relocation of a manufacturing site in China, and (iv) a loss of $2 million related to sales of certain manufacturing sites and products related to our supply network strategy.
For the nine months ended October 1, 2017, primarily includes: (i) a reversal of previously accrued employee termination costs of $1 million, accelerated depreciation of $2 million and consulting fees of $5 million, related to our operational efficiency initiative and supply network strategy; (ii) a net loss of $6 million related to sales of certain manufacturing sites and products, including the anticipated disposal of our manufacturing site in Guarulhos, Brazil, related to our operational efficiency initiative and supply network strategy; (iii) charges of $3 million associated with changes to our operating model; (iv) income of $4 million related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016; and (v) an adjustment of $1 million related to the requirement to cease depreciation of assets, located at our manufacturing site in Guarulhos Brazil, that are currently classified as held for sale.

(d)	Defined as income before provision for taxes on income.

29 |

18.	Subsequent Events
In September 2018, we received total cash proceeds of approximately $44 million related to the divestiture of certain agribusiness products within our international segment. During the fourth quarter of 2018, we recorded a net pre-tax gain of approximately $40 million within Other (income)/deductions— net, related to this divestiture.

30 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017, the related condensed consolidated statements of equity and cash flows for the nine-month periods ended September 30, 2018 and October 1, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 1, 2018

31 |

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
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. See Notes to Condensed Consolidated Financial Statements — Note 17. Segment Information.
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
A summary of our 2018 performance compared with the comparable 2017 period follows:

			% Change
	Three Months Ended			Related to
	September 30,	October 1,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational(a)
Revenue	$1,480	$1,347	10	(2)	12
Net income attributable to Zoetis	347	298	16	(10)	26
Adjusted net income(a)	403	322	25	(7)	32

			% Change
	Nine Months Ended			Related to
	September 30,	October 1,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational(a)
Revenue	$4,261	$3,847	11	2	9
Net income attributable to Zoetis	1,083	783	38	1	37
Adjusted net income(a)	1,143	844	35	1	34

(a)	Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis (MD&A) for more information.
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

32 |

Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2018, approximately 49% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2018, approximately 51% of our total revenue was in U.S. dollars. Our year-over-year revenue growth was favorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar.
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

33 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Revenue	$1,480	$1,347	10	$4,261	$3,847	11
Costs and expenses:
Cost of sales(a)	473	435	9	1,367	1,318	4
% of revenue	32.0%	32.3%		32.1%	34.3%
Selling, general and administrative expenses(a)	367	328	12	1,064	973	9
% of revenue	25%	24%		25%	25%
Research and development expenses(a)	108	96	13	307	272	13
% of revenue	7%	7%		7%	7%
Amortization of intangible assets(a)	32	23	39	78	68	15
Restructuring charges/(reversals) and certain acquisition-related costs	47	8	*	54	7	*
Interest expense, net of capitalized interest	54	43	26	147	125	18
Other (income)/deductions—net	(19)	1	*	(28)	(11)	*
Income before provision for taxes on income	418	413	1	1,272	1,095	16
% of revenue	28%	31%		30%	28%
Provision for taxes on income	71	117	(39)	193	313	(38)
Effective tax rate	17.0%	28.3%		15.2%	28.6%
Net income before allocation to noncontrolling interests	347	296	17	1,079	782	38
Less: Net (loss)/income attributable to noncontrolling interests	—	(2)	(100)	(4)	(1)	*
Net income attributable to Zoetis	$347	$298	16	$1,083	$783	38
% of revenue	23%	22%		25%	20%
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

Revenue
Three months ended September 30, 2018 vs. three months ended October 1, 2017
Total revenue increased by $133 million, or 10%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, an increase of $160 million, or 12%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	price growth of approximately 4%;

•	increased volume from our key dermatology products of approximately 3%;

•	the acquisition of Abaxis which contributed approximately 3%; and

•	volume growth from new products of approximately 2%.
Foreign exchange decreased reported revenue growth by approximately 2%.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Total revenue increased by $414 million, or 11%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, an increase of $363 million, or 9%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	increased volume from in-line products of approximately 4%, including 3% from our key dermatology products;

•	price growth of approximately 2%;

•	volume growth from new products of approximately 2%; and

34 |

•	the acquisition of Abaxis which contributed approximately 1%.
Foreign exchange increased reported revenue growth by approximately 2%.
Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Cost of sales	$473	$435	9	$1,367	$1,318	4
% of revenue	32.0%	32.3%		32.1%	34.3%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
Cost of sales as a percentage of revenue decreased from 32.3% to 32.0% in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, primarily as a result of:

•	continued cost improvements and efficiencies in our manufacturing network, partially offset by:

•	unfavorable foreign exchange; and

•	the inclusion of Abaxis.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Cost of sales as a percentage of revenue decreased from 34.3% to 32.1% in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, primarily as a result of:

•	continued cost improvements and efficiencies in our manufacturing network; and

•	favorable foreign exchange,
partially offset by:

•	the inclusion of Abaxis.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Selling, general and administrative expenses	$367	$328	12	$1,064	$973	9
% of revenue	25%	24%		25%	25%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
Selling, general & administrative (SG&A) expenses increased by $39 million, or 12%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, primarily as a result of:

•	the inclusion of Abaxis;

•	an increase in certain compensation-related expenses; and

•	higher professional services and consulting charges,
partially offset by:

•	favorable foreign exchange.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Selling, general & administrative (SG&A) expenses increased by $91 million, or 9%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, primarily as a result of:

•	an increase in certain compensation-related expenses;

•	the inclusion of Abaxis;

•	higher professional services and consulting charges; and

35 |

•	unfavorable foreign exchange.

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Research and development expenses	$108	$96	13	$307	$272	13
% of revenue	7%	7%		7%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
R&D expenses increased by $12 million, or 13%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, primarily as a result of:

•	increased headcount and other spending driven by project investments; and

•	the inclusion of Abaxis.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
R&D expenses increased by $35 million, or 13%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, primarily as a result of:

•	increased headcount driven by project investments;

•	the inclusion of Abaxis;

•	unfavorable foreign exchange; and

•	an increase in certain compensation-related expenses.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Amortization of intangible assets	$32	$23	39	$78	$68	15
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
Amortization of intangible assets increased by $9 million, or 39%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, as a result of certain intangible assets acquired in July 2018 as part of the acquisition of Abaxis.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Amortization of intangible assets increased by $10 million, or 15%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017 as a result of certain intangible assets acquired in July 2018 as part of the acquisition of Abaxis.

Restructuring charges/(reversals) and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Restructuring charges/(reversals) and certain acquisition-related costs	$47	$8	*	$54	$7	*
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

36 |

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
Three months ended September 30, 2018 vs. three months ended October 1, 2017
The change in restructuring charges and certain acquisition-related costs from $8 million in the three months ended October 1, 2017, to $47 million in the three months ended September 30, 2018, is due to charges in the three months ended September 30, 2018, related to transaction costs, integration costs and employee termination costs as a result of the acquisition of Abaxis in the third quarter of 2018, and employee termination costs in Europe as a result of initiatives to better align our organizational structure.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
The change in restructuring charges and certain acquisition-related costs from a $7 million reversal in the nine months ended October 1, 2017, to $54 million in the nine months ended September 30, 2018, is primarily due to charges in the nine months ended September 30, 2018, related to transaction costs, integration costs and employee termination costs as a result of the acquisition of Abaxis in the third quarter of 2018, employee termination costs in Europe as a result of initiatives to better align our organizational structure, and employee termination costs and exit costs as a result of our operational efficiency initiative and supply network strategy.

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Interest expense, net of capitalized interest	$54	$43	26	$147	$125	18
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
Interest expense, net of capitalized interest, increased by $11 million, or 26% in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Interest expense, net of capitalized interest, increased by $22 million, or 18% in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Other (income)/deductions—net	$(19)	$1	*	$(28)	$(11)	*
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
The change in Other (income)/deductions—net from deductions of $1 million in the three months ended October 1, 2017, to income of $19 million in the three months ended September 30, 2018, is primarily a result of:

•	a net gain of $18 million in the three months ended September 30, 2018 related to the relocation of a manufacturing site in China; and

•	higher interest income in the three months ended September 30, 2018 due to higher cash balances, partially offset by:

•	a loss of $2 million three months ended September 30, 2018 related to divestitures as part of our supply network strategy; and

•	higher foreign currency losses in the three months ended September 30, 2018 primarily driven by costs related to hedging and exposures to certain emerging market currencies.

37 |

Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
The change in Other (income)/deductions—net from income of $11 million in the nine months ended October 1, 2017, to income of $28 million in the nine months ended September 30, 2018, is primarily a result of:

•	a net gain of $18 million in the nine months ended September 30, 2018 related to the relocation of a manufacturing site in China; and

•	higher interest income in the nine months ended September 30, 2018 due to higher cash balances, partially offset by:

•	higher foreign currency losses in the nine months ended September 30, 2018 primarily driven by costs related to hedging and exposures to certain emerging market currencies;

•	a loss of $2 million in the nine months ended September 30, 2018 related to divestitures as part of our supply network strategy; and

•	income of $4 million in the nine months ended October 1, 2017 related to an insurance recovery from commercial settlements in Mexico recorded in 2014 and 2016.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
Provision for taxes on income	$71	$117	(39)	$193	$313	(38)
Effective tax rate	17.0%	28.3%		15.2%	28.6%
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
In 2018, we were able to further refine our initial reasonable estimate and adjusted the initial provisional net tax expense of $212 million. On the basis of revised computations that were calculated during the reporting period, we recognized a measurement-period adjustment of $23 million and $58 million for the three and nine months ended September 30, 2018, respectively, as a decrease to the one-time mandatory deemed repatriation tax obligation, with a corresponding adjustment to income tax benefit during the period.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
The effective tax rate was 17.0% for the three months ended September 30, 2018, compared with 28.3% for the three months ended October 1, 2017. The lower effective tax rate for the three months ended September 30, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate, from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $23 million net tax benefit recorded in the third quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•	a $3 million and $1 million discrete tax benefit recorded in the third quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
The effective tax rate was 15.2% for the nine months ended September 30, 2018, compared with 28.6% for the nine months ended October 1, 2017. The lower effective tax rate for the nine months ended September 30, 2018, was primarily attributable to:

•	the reduction of the U.S. federal corporate income tax rate, from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

38 |

•
a $58 million net tax benefit recorded in the nine months ended 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;

•	a $12 million and $8 million discrete tax benefit recorded in the nine months ended 2018 and 2017, respectively, related to the excess tax benefits for share-based payments; and

•
an $8 million and $3 million discrete tax benefit recorded in the nine months ended 2018 and 2017, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

39 |

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
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,	October 1,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Livestock	$322	$319	1%	—%	1%
Companion animal	435	361	20%	—%	20%
	757	680	11%	—%	11%
International
Livestock	456	435	5%	(5)%	10%
Companion animal	253	219	16%	(2)%	18%
	709	654	8%	(4)%	12%

Total
Livestock	778	754	3%	(3)%	6%
Companion animal	688	580	19%	—%	19%
Contract manufacturing & human health diagnostics	14	13	8%	(3)%	11%
	$1,480	$1,347	10%	(2)%	12%
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Nine Months Ended			Related to
	September 30,	October 1,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Livestock	$885	$870	2%	—%	2%
Companion animal	1,183	1,038	14%	—%	14%
	2,068	1,908	8%	—%	8%
International
Livestock	1,397	1,276	9%	1%	8%
Companion animal	766	627	22%	4%	18%
	2,163	1,903	14%	3%	11%

Total
Livestock	2,282	2,146	6%	1%	5%
Companion animal	1,949	1,665	17%	2%	15%
Contract manufacturing & human health diagnostics	30	36	(17)%	1%	(18)%
	$4,261	$3,847	11%	2%	9%
Certain amounts and percentages may reflect rounding adjustments.

40 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,	October 1,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Revenue	$757	$680	11	—	11
Cost of Sales	151	141	7	—	7
Gross Profit	606	539	12	—	12
Gross Margin	80.1%	79.3%
Operating Expenses	116	103	13	—	13
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	490	436	12	—	12

International
Revenue	709	654	8	(4)	12
Cost of Sales	226	213	6	(3)	9
Gross Profit	483	441	10	(4)	14
Gross Margin	68.1%	67.4%
Operating Expenses	131	132	(1)	(4)	3
Other (income)/deductions	(1)	—	*	*	*
International Earnings	353	309	14	(5)	19

Total operating segments	843	745	13	(2)	15

Other business activities	(84)	(77)	9
Reconciling Items:
Corporate	(178)	(143)	24
Purchase accounting adjustments	(49)	(23)	*
Acquisition-related costs	(40)	(6)	*
Certain significant items	8	(7)	*
Other unallocated	(82)	(76)	8
Income before provision for taxes on income	$418	$413	1
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

41 |

			% Change
	Nine Months Ended			Related to
	September 30,	October 1,		Foreign
(MILLIONS OF DOLLARS)	2018	2017	Total	Exchange	Operational
U.S.
Revenue	$2,068	$1,908	8	—	8
Cost of Sales	431	412	5	—	5
Gross Profit	1,637	1,496	9	—	9
Gross Margin	79.2%	78.4%
Operating Expenses	328	312	5	—	5
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	1,309	1,184	11	—	11

International
Revenue	2,163	1,903	14	3	11
Cost of Sales	689	645	7	2	5
Gross Profit	1,474	1,258	17	3	14
Gross Margin	68.1%	66.1%
Operating Expenses	411	372	10	2	8
Other (income)/deductions	2	(1)	*	*	*
International Earnings	1,061	887	20	3	17

Total operating segments	2,370	2,071	14	1	13

Other business activities	(247)	(224)	10
Reconciling Items:
Corporate	(470)	(437)	8
Purchase accounting adjustments	(95)	(66)	44
Acquisition-related costs	(41)	(8)	*
Certain significant items	(2)	(10)	(80)
Other unallocated	(243)	(231)	5
Income before provision for taxes on income	$1,272	$1,095	16
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
U.S. operating segment
U.S. segment revenue increased by $77 million, or 11%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, reflecting growth of approximately $74 million in companion animal products and approximately $3 million in livestock products.

•
Companion animal revenue growth was driven primarily by increased sales of the dermatology portfolio, the acquisition of Abaxis, and new products including Simparica®. Growth was tempered by lower sales of certain in-line products due to anticipated competition.

•
Livestock revenue increased primarily due to higher sales of poultry and swine products, offset by declines in the cattle business. For poultry, growth was driven by increased sales of alternatives to antibiotic medicated feed additive products. Swine growth was primarily due to promotional activities. Cattle sales declined due to competitor products returning to the market and unfavorable market conditions in dairy.

U.S. segment earnings increased by $54 million, or 12%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, primarily due to revenue growth and improved gross margins.
International operating segment
International segment revenue increased by $55 million, or 8%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017. Operational revenue increased by $82 million, or 12%, driven by growth of approximately $42 million in livestock products and growth of approximately $40 million in companion animal products.

42 |

•
Companion animal revenue growth resulted primarily from increased sales across multiple international markets of the dermatology portfolio, and new products including Simparica®, as well as the acquisition of Abaxis.

•
Livestock growth was driven primarily by increased sales in our swine, cattle and poultry portfolios. Swine growth was primarily due to new vaccine products and timing of customer purchases in China. Cattle growth reflects the recovery of the previous quarter negative impact regarding the national trucking industry strike in Brazil.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $27 million, or 4%, primarily driven by the depreciation in the Brazilian real, Argentinian peso, and Turkish lira, partially offset by the appreciation of the euro.
International segment earnings increased by $44 million, or 14%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017. Operational earnings growth was $59 million, or 19%, primarily due to higher revenue and improved gross margin.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
U.S. operating segment
U.S. segment revenue increased by $160 million, or 8%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, reflecting growth of approximately $145 million in companion animal products and growth of approximately $15 million in livestock products.

•
Companion animal revenue growth was driven primarily by increased sales of the dermatology portfolio, as well as new products and the inclusion of Abaxis. Growth was tempered by lower sales of certain in-line products due to anticipated competition.

•
Livestock revenue increased primarily due to higher sales of poultry and swine products offset by declines in the cattle business. For poultry, growth was driven by increased sales of alternatives to antibiotic medicated feed additive products. Swine growth was primarily due to promotional activities and new product launches. The decline in cattle sales is due to unfavorable market conditions in dairy as well as competitor promotional activities.

U.S. segment earnings increased by $125 million, or 11%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, primarily due to revenue growth and improved gross margins.
International operating segment
International segment revenue increased by $260 million, or 14%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017. Operational revenue increased by $210 million, or 11%, driven by growth of approximately $113 million in companion animal products and growth of approximately $97 million in livestock products.

•
Companion animal revenue growth resulted primarily from increased sales across multiple international markets of the dermatology portfolio, and new products including Simparica®, as well as growth in vaccines in China.

•
Livestock growth was driven primarily by strong performance in cattle, swine and poultry products. Growth in cattle was due to anti-infective and biological products. Swine growth was primarily due to new vaccine products. Growth in poultry products was driven by increased sales of vaccines and medicated feed additives.

Additionally, segment revenue was favorably impacted by foreign exchange, which increased revenue by approximately $50 million, or 3%, primarily driven by the appreciation of the euro, U.K. pound, Chinese renminbi, and Canadian dollar, partially offset by depreciation in the Brazilian Real.
International segment earnings increased by $174 million, or 20%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017. Operational earnings growth was $147 million, or 17%, primarily due to higher revenue and improved gross margin, partially offset by higher operating expenses.
Other business activities
Other business activities includes our Client Supply Services (CSS) contract manufacturing results, our human health diagnostics business and expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the respective regional segments.
Three months ended September 30, 2018 vs. three months ended October 1, 2017
Other business activities net loss increased by $7 million, or 9%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, reflecting an increase in R&D project investments, compensation-related costs, the inclusion of Abaxis expenses, and the inclusion of the Irish biologic therapeutics business acquired in 2017, partially offset by revenue from the acquired Abaxis human health diagnostic business.

43 |

Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Other business activities net loss increased by $23 million, or 10%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, reflecting an increase in R&D project investments, compensation-related costs, the inclusion of Abaxis expenses, unfavorable foreign exchange, and the inclusion of the Irish biologic therapeutics business acquired in 2017, partially offset by revenue from the acquired Abaxis human health diagnostic business.
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

Three months ended September 30, 2018 vs. three months ended October 1, 2017
Corporate expenses increased by $35 million, or 24%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, primarily due to expenses related to the Abaxis transaction, certain compensation related costs not allocated to our operating segments, project spending and unfavorable foreign exchange.
Other unallocated expenses increased by $6 million, or 8%, in the three months ended September 30, 2018, compared with the three months ended October 1, 2017, primarily due to the unfavorable impact of foreign exchange.
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Corporate expenses increased by $33 million, or 8%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, primarily due to an increase in certain compensation costs not allocated to our operating segments, expenses related to the Abaxis transaction, and project spending, partially offset by favorable foreign exchange.
Other unallocated expenses increased by $12 million, or 5%, in the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, primarily due to the unfavorable impact of foreign exchange, partially offset by continued cost improvements and efficiencies in our manufacturing network, and lower global manufacturing and supply costs.
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
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the acquisition of Abaxis (acquired in July 2018), the Pharmaq business (acquired in November 2015), certain assets of Abbott Animal Health (acquired in February 2015), King Animal Health (KAH) (acquired in 2011), Fort Dodge Animal Health (FDAH) (acquired in 2009), and Pharmacia Animal Health business (acquired in 2003), include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.

44 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change	2018	2017	Change
GAAP reported net income attributable to Zoetis	$347	$298	16	$1,083	$783	38
Purchase accounting adjustments—net of tax	37	16	*	68	50	36
Acquisition-related costs—net of tax	31	4	*	32	5	*
Certain significant items—net of tax	(12)	4	*	(40)	6	*
Non-GAAP adjusted net income(a)	$403	$322	25	$1,143	$844	35
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 19.2% and 28.7% for the three months ended September 30, 2018, and October 1, 2017, respectively. The lower effective tax rate for the three months ended September 30, 2018, compared with the three months ended October 1, 2017, was primarily attributable to (i) the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act, (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and (iii) a $3 million and $1 million discrete tax benefit recorded in the third quarter of 2018 and 2017, respectively, related to the excess tax benefits for share-based payments.

45 |

The effective tax rate on adjusted pretax income is 19.2% and 28.5% for the nine months ended September 30, 2018, and October 1, 2017, respectively. The lower effective tax rate for the nine months ended September 30, 2018, compared with the nine months ended October 1, 2017, was primarily attributable to (i) the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act, (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, (iii) a $12 million and $8 million discrete tax benefit recorded in the nine months ended September 30, 2018 and October 1, 2017, respectively, related to the excess tax benefits for share-based payments, and (iv) an $8 million and $3 million discrete tax benefit recorded in the nine months ended September 30, 2018 and October 1, 2017, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
	2018	2017	Change	2018	2017	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.71	$0.61	16	$2.22	$1.59	40
Purchase accounting adjustments—net of tax	0.08	0.02	*	0.14	0.10	40
Acquisition-related costs—net of tax	0.06	0.01	*	0.06	0.01	*
Certain significant items—net of tax	(0.02)	0.01	*	(0.08)	0.01	*
Non-GAAP adjusted EPS—diluted	$0.83	$0.65	28	$2.34	$1.71	37
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Interest expense, net of capitalized interest	$54	$43	$147	$125
Interest income	6	3	20	8
Income taxes	96	129	271	336
Depreciation	36	33	106	100
Amortization	5	4	13	13

46 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Purchase accounting adjustments:
Amortization and depreciation(a)	$29	$21	$67	$61
Cost of sales(b)	9	2	13	5
Other	11	—	15	—
Total purchase accounting adjustments—pre-tax	49	23	95	66
Income taxes(c)	12	7	27	16
Total purchase accounting adjustments—net of tax	37	16	68	50
Acquisition-related costs:
Transaction costs(d)	21	—	21	—
Integration costs(e)	9	2	10	4
Restructuring costs(f)	10	4	10	4
Total acquisition-related costs—pre-tax	40	6	41	8
Income taxes(c)	9	2	9	3
Total acquisition-related costs—net of tax	31	4	32	5
Certain significant items:
Operational efficiency initiative(g)	(1)	(1)	—	4
Supply network strategy(g)	3	8	8	7
Other restructuring charges and cost-reduction/productivity initiatives	8	—	11	—
Other(h)	(18)	—	(17)	(1)
Total certain significant items—pre-tax	(8)	7	2	10
Income taxes(c)	4	3	42	4
Total certain significant items—net of tax	(12)	4	(40)	6

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$56	$24	$60	$61
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments for the three months ended September 30, 2018, also includes a tax benefit related to the remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

Income taxes in Purchase accounting adjustments for the nine months ended October 1, 2017, also includes a tax benefit related to the remeasurement of deferred taxes as a result of a change in tax rates and a net tax charge related to prior period tax adjustments.

Income taxes in Acquisition-related costs for the three and nine months ended September 30, 2018, also includes a tax charge related to the non-deductibility of certain costs associated with the acquisition of Abaxis.

Income taxes in Certain significant items for the three and nine months ended September 30, 2018, includes a net tax benefit related to a measurement-period adjustment to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act.

Income taxes in Certain significant items for the nine months ended October 1, 2017, also includes a net charge related to the remeasurement of the company’s deferred tax assets and liabilities, using the rates expected to be in place at the time of the reversal.

(d)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.
(e) Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes.

(f)	Represents employee termination costs related to the acquisition of Abaxis in the third quarter of 2018 and the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.

(g)
Represents employee termination costs, exit costs, consulting fees, product transfer costs and net (gains)/losses on sales of certain manufacturing sites and products related to cost-reduction and productivity initiatives.

(h) For the three and nine months ended September 30, 2018, primarily represents a net gain related to the relocation of a manufacturing site in China.

47 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(MILLIONS OF DOLLARS)	2018	2017	2018	2017
Cost of sales:
Purchase accounting adjustments	$9	$2	$13	$5
Accelerated depreciation	—	—	—	2
Consulting fees	1	2	4	4
Other	—	(1)	—	—
Total Cost of sales	10	3	17	11

Selling, general & administrative expenses:
Purchase accounting adjustments	11	1	14	4
Consulting fees	—	—	—	1
Other	—	—	1	2
Total Selling, general & administrative expenses	11	1	15	7

Research & development expenses:
Purchase accounting adjustments	—	1	1	2
Total Research & development expenses	—	1	1	2

Amortization of intangible assets:
Purchase accounting adjustments	29	19	67	55
Total Amortization of intangible assets	29	19	67	55

Restructuring charges/(reversals) and certain acquisition-related costs:
Transaction costs	21	—	21	—
Integration costs	9	2	10	4
Employee termination costs	17	7	22	3
Exit costs	—	(1)	1	—
Total Restructuring charges/(reversals) and certain acquisition-related costs	47	8	54	7

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	2	4	2	6
Other	(18)	—	(18)	(4)
Total Other (income)/deductions—net	(16)	4	(16)	2

Provision for taxes on income	25	12	78	23

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$56	$24	$60	$61
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
Analysis of the condensed consolidated balance sheets
September 30, 2018 vs. December 31, 2017
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts decreased as a result of the impact of foreign exchange and the timing of customer collections, partially offset by an increase due to the acquisition of Abaxis.

48 |

Inventories increased as a result of the acquisitions of Abaxis and a manufacturing business in Ireland, and the rebuilding of safety stock levels based on the seasonality of our business, partially offset by the impact of foreign exchange.
Other current assets increased primarily as a result of higher receivables due to value-added tax for our international markets and an increase in fair value of certain derivative instruments.
The net changes in Deferred tax assets, Deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflects the tax impacts of the acquisitions of Abaxis and a manufacturing business in Ireland, the adjustments to the accrual for the income tax provision, and the impact of the remeasurement of deferred taxes as a result of a change in tax rates. See Notes to Condensed Consolidated Financial Statements— Note 8. Income Taxes.
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending and the acquisitions of Abaxis and a manufacturing business in Ireland, partially offset by depreciation expense.
Goodwill and Identifiable intangible assets, less accumulated depreciation increased as a result of the acquisition of Abaxis. See Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Divestitures and Note 10. Goodwill and other intangible assets.
Accounts payable decreased as a result of the timing of payments.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 14. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,	October 1,	%
(MILLIONS OF DOLLARS)	2018	2017	Change
Net cash provided by (used in):
Operating activities	$1,206	$738	63
Investing activities	(2,185)	(216)	*
Financing activities	730	716	2
Effect of exchange-rate changes on cash and cash equivalents	(29)	16	*
Net increase (decrease) in cash and cash equivalents	$(278)	$1,254	*
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Net cash provided by operating activities was $1,206 million for the nine months ended September 30, 2018, compared with net cash provided by operating activities of $738 million for the nine months ended October 1, 2017. The increase in operating cash flows was primarily attributable to higher income before allocation to noncontrolling interests, as adjusted for depreciation and amortization, lower termination payments related to our operational efficiency initiative and supply network strategy, and the timing of receipts and payments in the ordinary course of business.
Investing activities
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Our net cash used in investing activities was $2,185 million for the nine months ended September 30, 2018, compared with net cash used in investing activities of $216 million for the nine months ended October 1, 2017. The net cash used in investing activities for 2018 was primarily due to the acquisitions of Abaxis and a manufacturing business in Ireland and purchases of property, plant and equipment. The net cash used in investing activities for 2017 was due primarily to purchases of property, plant and equipment, and the acquisitions of an Irish biologic therapeutics company and a Norwegian fish vaccination company.
Financing activities
Nine months ended September 30, 2018 vs. nine months ended October 1, 2017
Our net cash provided by financing activities was $730 million for the nine months ended September 30, 2018, compared with net cash provided by financing activities of $716 million for the nine months ended October 1, 2017. The net cash provided by financing activities for 2018 was primarily attributable to the issuance of senior notes in August 2018, partially offset by the purchase of treasury shares. The net cash provided by financing activities for 2017 was primarily attributable to proceeds received from the issuance of senior notes in September 2017, partially offset by the purchase of treasury shares and the payment of dividends.

49 |

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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
Cash and cash equivalents	$1,286	$1,564
Accounts receivable, net(a)	929	998
Long-term debt, net of discount and issuance costs	6,441	4,953
Working capital	3,073	3,123
Ratio of current assets to current liabilities	4.06:1	3.85:1

(a)
Accounts receivable are usually collected over a period of 45 to 75 days. For the nine months ended September 30, 2018, compared with December 31, 2017, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
We were in compliance with all financial covenants as of September 30, 2018 and December 31, 2017. There were no amounts drawn under the credit facility as of September 30, 2018 or December 31, 2017.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2018, we had access to $75 million of lines of credit which expire at various times throughout 2018 and 2019 and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of September 30, 2018 and December 31, 2017.
Domestic and international short-term funds
Many of our operations are conducted outside the United States. The amount of funds held in the United States will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Actual repatriation of overseas funds can result in additional U.S. state income taxes, foreign withholding taxes and currency gains and losses. In addition, the recent changes imposed by the Tax Act resulted in  a one-time deemed repatriation tax of previously untaxed accumulated and current earnings and profits of our foreign subsidiaries, which is payable over eight years with the first installment due in 2019.

50 |

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
Debt
On August 20, 2018, we issued $1.5 billion aggregate principal amount of our senior notes (2018 senior notes), with an original issue discount of $4 million. These notes are comprised of $300 million aggregate principal amount of floating rate senior notes due 2021 (the "2018 floating rate senior notes") and $300 million aggregate principal amount of 3.250% senior notes due 2021, $500 million aggregate principal amount of 3.900% senior notes due 2028 and $400 million aggregate principal amount of 4.450% senior notes due 2048 (collectively, the "2018 fixed rate senior notes"). Net proceeds from this offering were partially used to pay down and terminate a revolving credit agreement and repay outstanding commercial paper, which were borrowed to finance a portion of the cash consideration for the acquisition of Abaxis (see Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions and Divestitures). The remainder of the net proceeds will be used for general corporate purposes.
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
The 2013, 2015, 2017 and 2018 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale lease-back transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which (if not cured or waived), the 2013, 2015, 2017 and 2018 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015 and 2017 senior notes and the 2018 fixed rate senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. The 2018 floating rate senior notes are not redeemable at our option prior to their maturity date. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015, 2017 and 2018 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015, 2017 and 2018 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017 and 2018 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.

51 |

The components of our long-term debt, including current portion of long-term debt, follow:

Description	Principal Amount	Interest Rate	Terms
2015 Senior Note due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
2018 Floating Rate Senior Note due 2021	$300 million	Floating	Interest due quarterly, not subject to amortization, aggregate principal due on August 20, 2021
2018 Senior Note due 2021	$300 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2021
2013 Senior Note due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Note due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2017 Senior Note due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2018 Senior Note due 2028	$500 million	3.900%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2028
2013 Senior Note due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Note due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
2018 Senior Note due 2048	$400 million	4.450%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2048
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
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the nine months of 2018, approximately 7 million shares were repurchased. As of September 30, 2018, there was approximately $451 million remaining under this authorization.
Contractual obligations
In connection with the acquisition of Abaxis in the third quarter of 2018, we have additional contractual obligations as follows:

(MILLIONS OF DOLLARS)	Total	2018	2019 - 2020	2021- 2022	Thereafter
Operating lease commitments	$26	$1	$8	$6	$11
Purchase obligations	25	3	22	—	—
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2018, or December 31, 2017, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of September 30, 2018.
In August, 2018, the FASB issued an accounting standards update which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. The provisions of the update are effective beginning January 1, 2020 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.
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
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, using the effective date as the date of initial application. As permitted, utilizing an optional transition method, a cumulative-effect adjustment to the opening balance of retained earnings will be recognized in the period of adoption, and financial information and disclosure for periods prior to the date of initial application will not be updated. We have selected a lease accounting system which we are in

52 |

the process of implementing, while continuing to evaluate our lease contracts, accounting policy elections, and the impact of adoption on our consolidated financial statements. While we do not expect adoption of the standard to have a significant impact on our consolidated statements of income, the impact on the assets and liabilities within our consolidated balance sheet will be material.
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

•	failure to protect our intellectual property rights or to operate our business without infringing the intellectual property rights of others;

•	an outbreak of infectious disease carried by animals;

•	consolidation of our customers and distributors negatively affecting the pricing of our products;

•	adverse weather conditions and the availability of natural resources;

•	adverse global economic conditions;

•	failure of our R&D, acquisition and licensing efforts to generate new products;

•	the possible impact of competing products, including generic alternatives, on our products and our ability to compete against such products;

•	quarterly fluctuations in demand and costs;

•	governmental laws and regulations affecting domestic and foreign operations;

•
changes in tax laws and regulations, in the United States and other countries, including without limitation, tax obligations and changes affecting the tax treatment by the United States of income earned outside the United States that may result from potential future interpretative guidance related to the recently passed Tax Act or new legislative proposals; and

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

53 |

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
Our financial instrument holdings at September 30, 2018, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at September 30, 2018, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $21 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $26 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments— Foreign Exchange Risk.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million 2018 Floating Rate Senior Note due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. At September 30, 2018, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments— Interest Rate Risk.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 30, 2018, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
On July 31, 2018, the company completed the acquisition of Abaxis, Inc. (Abaxis). As a result, the company is currently integrating policies, processes, people, technology and operations related to this acquisition, and will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for changes in internal control over financial reporting relating to the integration of Abaxis, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

54 |

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
Changes in U.S. laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our operating results. A number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements such as the North American Free Trade Agreement (NAFTA). The U.S., Canada and Mexico reached an agreement to replace the NAFTA with the United States-Mexico-Canada Agreement (USMCA).  Most of the provisions of the USMCA will not begin until 2020. These new provisions, as well as any other changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act) effective January 1, 2018. Some notable provisions of the Tax Act include a reduction of the corporate income tax rate from 35% to 21%, and a change from a worldwide system with deferral to a territorial tax system, which includes a one-time mandatory deemed repatriation tax, payable over eight years, on certain undistributed earnings of non-U.S. subsidiaries. As of December 31, 2017, the cumulative amount of non-U.S. undistributed earnings was approximately $4.5 billion, which includes an allocation of non-U.S. undistributed earnings as a result of the separation from Pfizer on June 24, 2013. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. The company is currently in the process of evaluating the full impact of this new legislation on its consolidated financial statements, and in the fourth quarter of 2017 recorded a provisional net charge of $212 million related to the one-time mandatory deemed repatriation tax, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. A measurement-period adjustment was recorded in the nine months of 2018 as a decrease to income tax expense of $58 million. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.

55 |

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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of September 30, 2018, we had approximately $6.4 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility with a capacity of up to $1.0 billion and a commercial paper program with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
September 30, 2018:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2018	555,908	$85.49	555,059	$547,016,075
August 1 - August 31, 2018	561,240	$90.28	561,238	$496,348,315
September 1 - September 30, 2018	502,198	$89.38	502,060	$451,388,731
	1,619,346	$88.36	1,618,357	$451,388,731

(a)
The company repurchased 989 shares during the three-month period ended September 30, 2018, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(b)	In December 2016, the company's Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common stock.

56 |

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014 (incorporated by reference to
Exhibit 3.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 10.1	Zoetis Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

57 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

November 1, 2018	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

November 1, 2018	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

58 |