Form 10-K
period 2018-12-31
Zoetis Inc.
filed 2019-02-14
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $41,086 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 8, 2019 was 478,771,915 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders (hereinafter referred to as the “2019 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the discovery, development, manufacture and commercialization of animal health medicines, vaccines, and diagnostic products with a focus on both livestock and companion animals. We have a diversified business, commercializing products across eight core species: cattle, swine, poultry, fish and sheep (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within six major product categories: vaccines, anti-infectives, parasiticides, medicated feed additives, animal health diagnostics and other pharmaceutical products. For more than 65 years, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2018 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
Operating Segments
The animal health medicines, vaccines and diagnostics market is characterized by meaningful differences in customer needs across different regions. This is due to a variety of factors, including:

•	economic differences, such as standards of living in developed markets as compared to emerging markets;

•	cultural differences, such as dietary preferences for different animal proteins, pet ownership preferences and pet care standards;

•	epidemiological differences, such as the prevalence of certain bacterial and viral strains and disease dynamics;

•	treatment differences, such as utilization of different types of medicines and vaccines, as well as the pace of adoption of new technologies;

•	environmental differences, such as seasonality, climate and the availability of arable land and fresh water; and

•	regulatory differences, such as standards for product approval and manufacturing.
As a result of these differences, among other things, we organize and operate our business in two segments:

•	United States with revenue of $2,877 million, or 49% of total revenue for the year ended December 31, 2018; and

•	International with revenue of $2,890 million, or 50% of total revenue for the year ended December 31, 2018.
Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization which provides contract manufacturing services to third parties, and our human health diagnostics products, together represented approximately 1% of our total revenue for the year ended December 31, 2018.

1 |

Our 2018 revenue for the United States and key international markets, together with the percentage of revenue attributable to livestock and companion animal products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Livestock	Companion Animal
United States	$2,877	44%	56%
Australia	$189	62%	38%
Brazil	$295	77%	23%
Canada	$203	58%	42%
China	$211	60%	40%
France	$130	58%	42%
Germany	$147	48%	52%
Italy	$104	47%	53%
Japan	$149	43%	57%
Mexico	$100	82%	18%
Spain	$110	70%	30%
United Kingdom	$181	42%	58%
Other Developed	$361	64%	36%
Other Emerging	$710	80%	20%

For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:
Notes to Consolidated Financial Statements—Note 4. Revenue and Note 18. Segment Information. Our 2018 reported revenue for each segment, by species, is as follows:

2 |

Products
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We refer to a single product in all brands, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both livestock and companion animals across each of our major product categories.
Our livestock products primarily help prevent or treat diseases and conditions to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive increased demand for improved nutrition, particularly animal protein. Second, population growth leads to increased natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve, there is increased focus on food quality and safety. Livestock products represented approximately 54% of our revenue for the year ended December 31, 2018.
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, receiving increased medical treatment and benefiting from advances in animal health medicines, vaccines and diagnostics. Companion animal products represented approximately 45% of our revenue for the year ended December 31, 2018.
In addition, our CSS organization, which provides contract manufacturing services to third parties, and our human health diagnostics products, together represented approximately 1% of our total revenue for the year ended December 31, 2018.
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

•
animal health diagnostics: portable blood and urine analysis systems and point-of-care diagnostic products, including instruments and reagents, rapid immunoassay tests, reference laboratory kits and blood glucose monitors.

Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in complementary areas, including biodevices and genetic tests.
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
The following are examples of our first-in-class and/or best-in-class products that we have launched in recent years and products that we believe may represent platforms for future product lifecycle innovation (listed alphabetically):

•
Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we launched Apoquel in key markets including the United States, Europe, Japan, Brazil, and Australia;

•
Core EQ Innovator™, the first and only vaccine for horses to contain all five core equine disease antigens - West Nile, Eastern and Western Equine encephalomyelitis, tetanus and rabies - in one combination, was approved in the United States in 2018;

•
Cytopoint®, the first canine monoclonal antibody to help reduce the clinical signs of atopic dermatitis (such as itching) in dogs of any age, was licensed in the United States in 2016 (and was later granted an expanded indication to treat allergic dermatitis in 2018). Since 2016, the product has been approved in major markets including Canada, the European Union, New Zealand, Australia, Brazil and Mexico. An injection given once every four to eight weeks, Cytopoint neutralizes interleukin - 31, a protein that has been demonstrated to trigger itching in dogs;

•
Fostera® PCV MH was introduced in November 2013 in the United States and approved in the European Union in 2015 and Australia in 2017. It was developed to help protect pigs from porcine circovirus-associated disease (PCVAD) and enzootic pneumonia caused by M. hyopneumoniae (M. hyo). The one-bottle formulation of Fostera PCV MH allows the convenience of a one-dose program or the flexibility of a two-dose program. The Fostera franchise also includes Fostera/Suvaxyn® PRRS, which was approved in the United States in 2015 and in Taiwan, Vietnam and European Union countries in 2017. This vaccine offers protection against both the respiratory and reproductive forms of disease caused by porcine reproductive and respiratory syndrome (PRRS) virus. In 2018, Fostera Gold PCV MH was approved in the United States and Canada. This is the only vaccine to contain two PCV2 genotypes and long-lasting M. hyo coverage;

3 |

•
Simparica® (sarolaner) Chewables, a monthly chewable tablet for dogs to control fleas and ticks, was approved in the European Union and New Zealand in 2015, the United States, Canada, Australia, and Brazil (Simparic) in 2016, and Japan along with multiple additional European, Latin American and Asia Pacific markets in 2017. Building on this franchise, in 2017, Zoetis received European Commission approval for Stronghold® Plus (selamectin/sarolaner), a topical combination product that treats ticks, fleas, ear mites, lice and gastrointestinal worms and prevents heartworm disease in cats. In 2018, this product was approved in the United States, Japan and Canada (Revolution® Plus);

•
Vanguard® is a market leading vaccine line for dogs intended to help prevent a range of diseases. Since 2016, Zoetis has added new and innovative enhancements to its Vanguard line with Vanguard crLyme, Vanguard Rapid Resp Intranasal, Vanguard B Oral, and Vanguard CIV H3N2/H3N8.

We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first equine vaccine for West Nile virus in the United States and European Union; the first swine vaccine for pandemic H1N1 influenza virus in the United States; the first fully licensed vaccine to help reduce disease caused by the Georgia 08 variant of infectious bronchitis virus (IBV) in poultry; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the United States; and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the United States. Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for health products in aquaculture. In 2018, Pharmaq added to its leading Alpha Ject® vaccine line with approval of Alpha Ject Micro 1 Noda vaccine in Spain, Italy, Croatia and Greece. This vaccine helps protect against Viral Nervous Necrosis, the most important viral disease threatening sea bass in the Mediterranean. Also in 2018, the Alpha Ject Panga 2 vaccine was approved in Vietnam. This vaccine helps protect against two types of bacteria (Edwardsiella ictaluri and Aeromonas hydrophila) that cause significant losses in the Vietnamese pangasius industry.
Zoetis enhanced the portfolio of its diagnostic products with the acquisition in 2018 of Abaxis, a leading provider of veterinary point-of-care diagnostic instruments. With this acquisition came the VetScan® portfolio of benchtop and handheld diagnostic instruments and consumables, which serves a large customer base of veterinary practices in North America and is poised for expansion in international markets. Our diagnostic portfolio also includes the Witness®, Serelisa® and ProFlok® lines of immunodiagnostic kits, which provide disease detection capabilities for various species, including dogs, cats, cattle, pigs and poultry.
In 2018, our top two selling products, Apoquel® and Draxxin®, contributed approximately 8%, and 6%, respectively, of our revenue, and combined with our next two top selling products, the ceftiofur line and Revolution® / Stronghold®, these four contributed approximately 25% of our revenue. Our top ten product lines contributed 40% of our revenue.

4 |

Our product lines and products that represented approximately 1% or more of our revenue in 2018, which comprise 59% of our total revenue, are as follows (listed alphabetically):
Livestock products

Product line / product	Description	Primary species

Anti-infectives
Ceftiofur injectable line
Broad-spectrum cephalosporin antibiotic active against gram-positive and gram-negative bacteria, including ß-lactamase-producing strains, with some formulations producing a single course of therapy in one injection
Cattle, sheep, swine
Draxxin®	Single-dose low-volume antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine keratoconjunctivitis and bovine foot rot	Cattle, sheep, swine
Spectramast®	Treatment of subclinical or clinical mastitis in dry or lactating dairy cattle, delivered via intramammary infusion; same active ingredient as the ceftiofur line	Cattle
Terramycin® line	Antibiotic for the treatment of susceptible infections	Cattle, poultry, sheep, swine

Vaccines
Improvac / Improvest / Vivax	Reduces boar taint, as an alternative to surgical castration	Swine
Rispoval® line	Aids in preventing three key viruses involved in cattle pneumonia-BRSV, PI 3 virus and BVD-viruses as well as other respiratory diseases, depending on formulation	Cattle
Suvaxyn® / Fostera®
Aids in preventing or controlling diseases associated with major pig pathogens such as porcine circovirus type 2 (PCV2), porcine reproductive and respiratory syndrome virus (PRRSv) and Mycoplasma hyopneumoniae (M. hyo), depending on formulations
Swine

Parasiticides
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
Dogs

Parasiticides
ProHeart®	Prevents heartworm infestation; also for treatment of existing larval and adult hookworm infections	Dogs
Revolution® / Stronghold® line	An antiparasitic for protection against fleas, heartworm disease and ear mites in cats and dogs; sarcoptic mites and American dog tick in dogs and roundworms and hookworms for cats	Cats, dogs
Simparica®	A monthly chewable tablet for dogs to control fleas and ticks	Dogs

Other
Apoquel®	A selective inhibitor of the Janus Kinase 1 enzyme that controls pruritus associated with allergic dermatitis and control of atopic dermatitis in dogs at least 12 months of age	Dogs
Cerenia®	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs	Cats, dogs
Cytopoint®	An injectable to help reduce the clinical signs such as itching of atopic dermatitis in dogs of any age	Dogs
Rimadyl®	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs
International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the United States accounted for 50% of our total revenue for the year ended December 31, 2018. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and Mexico, emerging markets contributed 23% of our revenue for the year ended December 31, 2018.
Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, among other things, currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. See Item 1A. Risk Factors— Risks related to operating in foreign jurisdictions.
Sales and Marketing
Our sales organization includes sales representatives and technical and veterinary operations specialists. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including through the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to human health. As of December 31, 2018, our sales organization consisted of approximately 3,100 employees.
Our livestock and companion animal products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through local agricultural and farming retail outlets, pharmacies and pet stores. We also market our products by advertising to veterinarians, livestock producers and pet owners.

6 |

Customers
We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork and poultry operations, and to veterinarians, third-party veterinary distributors and retail outlets that then typically sell the products to livestock producers. We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. Our two largest customers, both distributors, represented approximately 13% and 7%, respectively, of our revenue for the year ended December 31, 2018, and no other customer represented more than 6% of our revenue for the same period.
Research and Development
Our research and development (R&D) operations are comprised of a dedicated veterinary medicine R&D organization, research alliances and other operations focused on the development, registration and regulatory maintenance of our products. In addition, we have R&D operations focused on diagnostics, data, digital and other technological innovation. We incurred R&D expense of $432 million in 2018, $382 million in 2017 and $376 million in 2016.
Our R&D efforts are comprised of more than 300 programs and reflect our commitment to develop better solutions. We create new insights for preventing and treating disease, and maximizing healthy performance, that result in the development of new platforms of knowledge which become the basis for continuous innovation. Leveraging internal discoveries, complemented by diverse external research collaborations, results in the delivery of novel vaccine, pharmaceutical and biopharmaceutical products to help our customers face their toughest challenges. While the development of new chemical and biological entities through new product R&D plays a critical role in our growth strategies, a significant share of our R&D investment (including regulatory functions) is focused on product lifecycle innovation. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. We also create opportunities to optimize solutions through our extensive capabilities in biodevice diagnostics and genetics research, ensuring we can help our customers predict, prevent, detect and treat a variety of conditions.
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
As of December 31, 2018, we employed approximately 1,100 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Weibern, Austria; Louvain-la-Neuve, Belgium; Campinas, Brazil; Suzhou, China; Farum, Denmark; Olot, Spain; Union City, California; Kalamazoo, Michigan; Durham, North Carolina; and Lincoln, Nebraska, United States. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; São Paulo, Brazil; Beijing, China; and Navi Mumbai, India. We also maintain R&D operations in Suzhou, China; Thanh Binh, Vietnam; Hong Ngu, Vietnam; and Oslo, Norway, related to our acquisition of Pharmaq. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents, as appropriate.
Manufacturing and Supply Chain
Our products are manufactured at both sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 25 sites.

7 |

Our global manufacturing network is comprised of the following sites:

Site	Location	Site	Location
Campinas	Brazil	Medolla	Italy
Catania	Italy	Melbourne	Australia
Charles City	Iowa, U.S.	Olot	Spain
Chicago Heights	Illinois, U.S.	Overhalla	Norway
Durham	North Carolina, U.S.	Salisbury	Maryland, U.S.
Eagle Grove	Iowa, U.S.	San Diego	California, U.S.
Farum	Denmark	Suzhou	China
Jilin	China	Tallaght(a)	Ireland
Kalamazoo	Michigan, U.S.	Union City(b)	California, U.S.
Klofta	Norway	Wellington	New Zealand
Lincoln	Nebraska, U.S.	White Hall	Illinois, U.S.
London	Ontario, Canada	Willow Island	West Virginia, U.S.
Louvain-la-Neuve	Belgium

(a)	In June 2018, Zoetis acquired a manufacturing facility in Tallaght, Ireland where our teat sealant products are manufactured.

(b)	In July 2018, Zoetis completed the acquisition of Abaxis, a leading global provider of veterinary point-of-care diagnostic instruments.
We own the majority of these sites, with the exception of our facilities in Durham (U.S.), Klofta (Norway), London (Canada), Medolla (Italy), Melbourne (Australia), San Diego, California (U.S.) and Union City, California (U.S.), which are leased sites.
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2018, this network was comprised of approximately 172 CMOs, including those centrally managed as well as local CMOs.
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
In addition to our global manufacturing network and our CMOs, Pfizer continues to manufacture products for us at three Pfizer sites pursuant to a master manufacturing and supply agreement.
We purchase certain raw materials necessary for the commercial production of our products from a variety of third-party suppliers. We utilize logistics service providers as a part of our global supply chain, primarily for shipping and logistics support.
We also have a leased site in Tullamore (Ireland) that we acquired in 2017 where we plan to begin commercial production in the near term. In addition, we are currently investing in a manufacturing facility in Rathdrum (Ireland) that we acquired in 2017, and in building a second manufacturing site in Suzhou (China). Both of these sites are owned by us, but are not yet ready for commercial production.
We intend to continue our efficiency improvement programs in our manufacturing and supply chain organization, including Six Sigma and Lean capabilities, which are processes intended to improve manufacturing efficiency. We have strong globally managed and coordinated quality control and quality assurance programs in place at our global manufacturing network sites, and we regularly inspect and audit our global manufacturing network and CMO sites. As a result of a review of our global manufacturing and supply network, we have exited eight manufacturing sites since 2015.
Competition
Although our business is the largest based on revenue in the animal health medicines, vaccines and diagnostics industry, we face competition in the regions in which we compete. Principal drivers of competition vary depending on the particular region, species, product category and individual product, and include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers.
Our primary competitors include animal health medicines, vaccines and diagnostic companies such as Boehringer Ingelheim Animal Health Inc., the animal health division of Boehringer Ingelheim GmbH; Merck Animal Health, the animal health division of Merck & Co., Inc.; Elanco Animal Health, an independent animal health company as of September 2018, formerly the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG, and IDEXX Laboratories. There are also several new start-up companies working in the animal health area. In addition, we compete with hundreds of other producers of animal health products throughout the world.
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
Our product portfolio enjoys the protection of approximately 5,500 granted patents and 1,650 pending patent applications, filed in more than 60 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the United States, as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and are licensed to Zoetis.
Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The active ingredient of Draxxin, tulathromycin, is covered by both compound and formulation patents in the United States, Europe, Canada, Australia and other key markets, with terms that expire between May 2019 and January 2021 in the United States, between November 2018 and November 2020 in Europe, and between May 2018 and November 2020 in Canada and Australia. Generic tulathromycin products are marketed in countries such as Columbia, Vietnam, Belarus and Russia. Recently marketing authorizations were granted in Europe and there is a pending marketing authorization in Australia. At this time, market entry by generic versions in the U.S. are not anticipated before January 2021. Several patents covering the ceftiofur antibiotic product line (Excede) began expiring in the United States in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. A generic version of Excede has recently entered the swine market in Mexico. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024. The compound patent for selamectin, the active ingredient in our parasiticide Revolution, expired in 2014. Again, we have formulation patents covering this product which expire in important markets in 2019. Generic versions of selamectin are now authorized in Europe, Australia and South Korea. The market entry of a generic version of selamectin is not anticipated in the U.S. before November 2019. The patent for the active ingredient of Convenia has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023. The patent for the active ingredient of Cerenia has expired, however, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. A generic version of Cerenia has been registered in Europe and is marketed in the European Union. At this time, there is no indication of market entry of a generic version of Cerenia in the U.S. Zoetis typically enforces its patents whenever appropriate both within and outside the United States, including by filing infringement claims against other parties.
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
Following our separation from Pfizer, Pfizer licenses to us the right to use certain intellectual property rights in the animal health field. We license to Pfizer the right to use certain of our trademarks and substantially all of our other intellectual property rights in the human health field and all other fields outside of animal health. In addition, Pfizer granted us a perpetual license to use certain of Pfizer's product name trademarks.
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

9 |

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
As a result of our acquisition of Abaxis, Inc., our product portfolio now includes human medical diagnostics, which are subject to regulation in the U.S. by the FDA under the Federal Food, Drug, and Cosmetic Act, including the 1976 Medical Device Amendments and the Quality System Regulation, and the Clinical Laboratory Improvement Amendments of 1988, and by the Department of Health and Human Services Office for Civil Rights under the Health Insurance Portability and Accountability Act of 1996.
Outside the United States
European Union (EU). The European Medicines Agency (EMA) is the centralized regulatory agency of the EU, located in London. The agency is responsible for the scientific evaluation of medicines developed by healthcare companies seeking centralized approval for use in the EU. The agency has a veterinary review section distinct from the medical review section. The Committee for Veterinary Medicinal Products (CVMP) is responsible for scientific and technical review of the submissions for innovative pharmaceuticals, biopharmaceuticals and vaccines. After the CVMP issues a positive opinion on the approvability of a product, the EU commission reviews the opinion and, if they agree with the CVMP, they grant the product market authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. Products can also be registered in the EU via a decentralized route under the supervision of the Co-ordination Group for Mutual Recognition and Decentralized Procedures - Veterinary (CMDv). This co-ordination group is composed of one representative per member state from each national regulatory agency, including Norway, Iceland and Liechtenstein. The CMDv reviews submissions of pharmaceuticals and vaccines for authorization of a veterinary product in two or more member states in accordance with the mutual recognition or the decentralized procedure. A series of Regulations, Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for product approval in the EU. In general, these requirements are similar to those in the United States, requiring demonstrated evidence of, safety, efficacy, and quality/consistency of manufacturing processes. We are also subject to the EU General Data Protection Regulation (GDPR) that requires us to meet enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data.
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

Employees
As of December 31, 2018, we had approximately 10,000 employees worldwide, which included approximately 4,500 employees in the United States and approximately 5,500 in other jurisdictions. Some of these employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements, including approximately 50 union employees in the United States.
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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2018 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:

•	environmental-related capital expenditures - approximately $5 million; and

•	other environmental-related expenditures - approximately $15 million.
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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2018 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.

12 |

Item 1A. Risk Factors.
In addition to the other information set forth in this 2018 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to our 2019 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
Risks related to our business and industry
Animal health products are subject to unanticipated safety, quality or efficacy concerns.
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
If any of our top products experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects, manufacturing disruptions, regulatory proceedings, labeling changes, negative publicity, changes to veterinarian or customer preferences, and/or disruptive innovations or the introduction of more effective products, our revenues could be negatively impacted, perhaps significantly. Our top four products, Apoquel, Draxxin, the ceftiofur product line, and the Revolution/Stronghold line, contributed approximately 25% of our revenue in 2018. Any issues with these top products would have a more significant impact to our results of operations.
Generic and other products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable product. As a result of generic and other competition, sales of our Rimadyl chewable product in the U.S. have declined by approximately 29% in the years since their introduction. Sales of our Clavamox products in the U.S. also continue to be negatively impacted by generic competition. If animal health customers increase their use of new or existing generic products, our operating results and financial condition could be materially adversely affected.

13 |

Over the next several years, several of our products' patents will expire. The active ingredient of Draxxin, tulathromycin, is covered by both compound and formulation patents in the United States, Europe, Canada, Australia and other key markets, with terms that expire between May 2019 and January 2021 in the United States, between November 2018 and November 2020 in Europe, and between May 2018 and November 2020 in Canada and Australia. Generic tulathromycin products are marketed in countries such as Columbia, Vietnam, Belarus and Russia. Recently marketing authorizations were granted in Europe and there is a pending marketing authorization in Australia. At this time, market entry by generic versions in the U.S. are not anticipated before January 2021. Several patents covering the ceftiofur antibiotic product line (Excede) began expiring in the United States in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. A generic version of Excede has recently entered the swine market in Mexico. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024. The compound patent for selamectin, the active ingredient in our parasiticides Revolution and Stronghold, expired in 2014. Again, we have formulation patents covering these products which expire in important markets in 2019. Generic versions of selamectin are now authorized in Europe, Australia and South Korea. The market entry of a generic version of selamectin is not anticipated in the U.S. before November 2019. The ceftiofur product line, Draxxin and Revolution/Stronghold, contributed approximately 18% of our revenue in 2018. In addition, the patent for the active ingredient of Convenia® has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023. The patent for the active ingredient of Cerenia has expired, however, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. A generic version of Cerenia has been registered in Europe and is marketed in the European Union. At this time, there is no indication of market entry of a generic version of Cerenia in the U.S. Zoetis typically enforces its patents whenever appropriate both within and outside the United States, including by filing infringement claims against other parties.
The animal health industry is highly competitive.
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. There are also several new start-up companies working in the animal health area. In certain markets, we also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. Further, consolidation in the animal health industry could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to a decrease in our revenue and profitability and an increase in competition. In addition to competition from established market participants, new entrants to the animal health medicines and vaccines industry could substantially reduce our market share or render our products obsolete.
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
Disruptive innovations and advances in medical practices and technologies could negatively affect the market for our products.
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
Veterinarians and livestock producers are our primary customers. In recent years, there has been a trend towards the concentration of veterinarians in large clinics and hospitals. In addition, livestock producers, particularly swine and poultry producers, and our distributors, have seen consolidation in their industries. Furthermore, we have seen the expansion of larger cross-border corporate customers and an increase in the consolidation of buying groups (cooperatives of veterinary practices that leverage volume to pursue discounts from manufacturers). The pace of consolidation and structure of markets varies greatly across geographies. If these trends towards consolidation continue, these customers and distributors could attempt to improve their profitability by leveraging their buying power to obtain favorable pricing. The resulting decrease in our prices could have a material adverse effect on our operating results and financial condition.
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
Legislation has also been proposed in the United States in the past, and may be proposed in the United States or abroad in the future, that could impact the distribution channels for our companion animal products. For example, such legislation may require veterinarians to provide pet owners with written prescriptions and disclosure that the pet owner may fill prescriptions through a third party, which may further reduce the number of pet

14 |

owners who purchase their animal health products directly from veterinarians. Such requirements may lead to increased use of generic alternatives to our products or the increased substitution of our products with other animal health products or human health products if such other products are deemed to be lower-cost alternatives. Many states already have regulations requiring veterinarians to provide prescriptions to pet owners upon request and the American Veterinary Medical Association has long-standing policies in place to encourage this practice.
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
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.3 billion for the year ended December 31, 2018.
For example, in December 2013, the FDA announced final guidance establishing procedures for the voluntary phase-out in the United States over a three-year period of the use of medically important antibacterials in animal feed for growth promotion in food production animals (medically important antibacterials include classes that are prescribed in animal and human health). The guidance provides for continued use of antibacterials in food producing animals for treatment, control and under certain circumstances for prevention of disease, all under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of medically important antibacterials to treat infections in humans. As part of those efforts, stricter regulations governing the administration of medically important antibiotics are now effective. The use of medically important antibiotics in the water or feed of food production animals now requires written authorization by a licensed veterinarian under the FDA guidance and the related rule known as the Veterinary Feed Directive.
Two new veterinary medicines regulations in the EU were adopted in November 2018 and provide additional restrictions on the use of antibiotics in the EU. The regulations will be fully implemented by the end of 2021.
In addition, other countries, such as France, Germany and Vietnam, have passed restrictions or bans on antibiotic use.
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

15 |

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
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. In recent years, outbreaks of various diseases, including African Swine Fever, avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) and porcine epidemic diarrhea virus (otherwise known as PEDv), have impacted the animal health business. The discovery of additional cases of any of these, or new, diseases may result in additional restrictions on animal proteins, reduced herd sizes, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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
Severe droughts can lead to a decrease in harvested corn and higher corn prices, which may impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock sizes that may result in reduced spending on animal health products. In addition, droughts can lead to reduced availability of grazing pastures, forcing cattle producers to cull their herds. Fewer heads of cattle could result in reduced demand for our products. A prolonged drought could have a material adverse effect on our operating results and financial condition. Heat waves may cause stress in animals and lead to increased vulnerability to disease, reduced fertility rates and reduced milk production. In addition, climate change may increase the prevalence of parasites and diseases that affect food animals.
Adverse weather conditions may also have a material impact on the aquaculture business. Changes in water temperatures could affect the timing of reproduction and growth of various fish species, as well as trigger the outbreak of certain water borne diseases.
Modification of foreign trade policy by the U.S. or foreign countries or the imposition of tariffs on U.S. or foreign goods may harm our business.
Changes in U.S. laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our operating results. A number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements such as the North American Free Trade Agreement (NAFTA). The U.S., Canada and Mexico reached an agreement to replace NAFTA with the United States-Mexico-Canada Agreement (USMCA). Most provisions of the USMCA will not begin until 2020. These new provisions, as well as any other changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations.
Additionally, in response to new U.S. tariffs affecting foreign exports, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. While the scope and duration of these and any future tariffs remains uncertain, tariffs imposed by the U.S. or foreign governments on our products or the active pharmaceutical ingredients or other components thereof could negatively impact our financial condition and results of operations.

16 |

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
Some of our employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in certain jurisdictions, including the United States. As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms and may experience work stoppages or other labor problems in the future at our sites. We could experience a disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our operating results and financial condition, potentially resulting in canceled orders by customers, unanticipated inventory accumulation or shortages and reduced revenue and net income. We may also experience difficulty or delays in implementing changes to our workforce in certain markets. In addition, labor problems at our suppliers, CMOs or other service providers could have a material adverse effect on our operating results and financial condition.
Loss of our executive officers or other key personnel could disrupt our operations.
We depend on the efforts of our executive officers and certain key personnel. Our executive officers and other key personnel are not currently, and are not expected to be, subject to non-compete provisions. In addition, we generally do not enter into employment agreements with our executive officers and other key personnel. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officers or other key positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition.
We may be required to write down goodwill or identifiable intangible assets.
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2018, we had goodwill of $2.5 billion and identifiable intangible assets, less accumulated amortization, of $2.0 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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
We may be unable to determine with accuracy when or whether any of our products now under development will be approved or launched, or we may be unable to develop, license or otherwise acquire product candidates or products. In addition, we cannot predict whether any products, once launched, will be commercially successful or will achieve sales and revenue that are consistent with our expectations. The animal health industry is subject to regional and local trends and regulations and, as a result, products that are successful in some of our markets may not achieve similar success when introduced into new markets. Furthermore, the timing and cost of our R&D may increase, and our R&D may become less predictable. For example, changes in regulations applicable to our industry may make it more time-consuming and/or costly to research, develop and register products. If we are unable to generate new products or expand the use of our existing products, our business, financial condition and results of operations will be materially adversely affected.
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

17 |

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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2018, we had a global manufacturing network consisting of 25 manufacturing sites located in 12 countries. We also employ a network of approximately 172 third party CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
Minor deviations in our manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including:

•
the failure of us or any of our vendors or suppliers, including logistical service providers, to comply with applicable regulations and quality assurance guidelines, including any changes to Good Manufacturing Practices (GMP);

•	mislabeling;

•	construction delays;

•	equipment malfunctions;

•	shortages of materials;

•	labor problems;

•	delays in receiving any required governmental authorizations, including as a result of any prolonged shutdown of the U.S. government;

•	natural disasters;

•	power outages;

•	criminal and terrorist activities;

•
changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, shipping distributions or physical limitations; and

•	the outbreak of any highly contagious diseases near our production sites.
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, we experienced challenges in manufacturing Apoquel when it was initially launched in 2015 that impacted our ability to meet customer demand. As a result, we had to place limits on the amounts of this product veterinarians could purchase and delayed the launch of the product in certain markets.
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
The materials used to manufacture our products may be subject to availability constraints and price volatility caused by changes in demand, weather conditions, supply conditions, government regulations, economic climate and other factors. In addition, labor costs may be subject to volatility caused by the supply of labor, governmental regulations, economic climate and other factors. Increases in the demand for, availability or the price of, materials used to manufacture our products and increases in labor costs could increase the costs to manufacture our products, result in product delivery delays or shortages, and impact our ability to launch new products on a timely basis or at all. We may not be able to pass all or a material portion of any higher material or labor costs on to our customers, which could materially adversely affect our operating results and financial condition.
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
As part of our supply network strategy, we have invested and will continue to invest in improvements to our existing manufacturing facilities and in new manufacturing plants. We are currently investing in two new plants, one in Rathdrum, Ireland for the production of active ingredients for some of our key products and one in Suzhou, China for the research and production of vaccines in China. In addition, certain of our existing manufacturing facilities are in the process of being upgraded. These types of projects are subject to risks of delay or cost overruns inherent in any large construction project, and will require licensure by various regulatory authorities. Significant cost overruns or delays in completing these projects could have an adverse effect on the Company’s return on investment.

18 |

Risks related to legal matters and regulation
Our business is subject to substantial regulation.
As a global company, we are subject to various state, federal and international laws and regulations, including regulations relating to the development, quality assurance, manufacturing, importation, distribution, marketing and sale of our products. In addition, our manufacturing facilities are subject to periodic inspections by regulatory agencies. An inspection may report conditions or practices that indicate possible violations of regulatory requirements. Our failure, or the failure of third parties we rely on, including CMOs, to comply with these regulatory requirements, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer could result in, among other things, inspection observation notices, warning letters or similar regulatory correspondence, fines, a partial or total shutdown of production in one or more of our facilities while an alleged violation is remediated, withdrawals or suspensions of current products from the market, and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims. Any one of these consequences could materially adversely affect our operating results and financial condition.
In addition, we will not be able to market new products unless and until we have obtained all required regulatory approvals in each jurisdiction where we propose to market those products. Even after a product reaches market, it may be subject to re-review and may lose its approvals. We have changed, and may in the future change, the locations of where certain of our products are manufactured and, because of these changes, we may be required to obtain new regulatory approvals. Our failure to obtain approvals, delays in the approval process, including any delays resulting from any prolonged shutdown of the U.S. government, or our failure to maintain approvals in any jurisdiction, may prevent us from selling products in that jurisdiction until approval or reapproval is obtained, if ever.
Furthermore, we cannot predict the nature of future laws, regulations, or changes in tax laws and tariffs, nor can we determine the effect that additional laws or regulations or changes in existing laws or regulations could have on our business when and if promulgated, or the impact of changes in the interpretation of these laws and regulations, or of disparate federal, state, local and foreign regulatory schemes. Changes to such laws or regulations may include, among other things, changes to taxation requirements, such as tax-rate changes and changes affecting the taxation by the United States of income earned outside the United States.
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

19 |

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
Risks related to operating in foreign jurisdictions
A significant portion of our operations are conducted in foreign jurisdictions, including jurisdictions presenting a high risk of bribery and corruption, and are subject to the economic, political, legal and business environments of the countries in which we do business.
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

•	government limitations on foreign ownership;

•	government takeover or nationalization of business;

•	changes in tax laws and tariffs;

•	imposition of anti-dumping and countervailing duties or other trade-related sanctions;

•	costs and difficulties and compliance risks in staffing, managing and monitoring international operations, including the use of overseas third-party goods and service providers;

•	corruption risk inherent in business arrangements and regulatory contacts with foreign government entities;

•	longer payment cycles and increased exposure to counterparty risk; and

•	additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.
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

20 |

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
In June 2016, voters in the United Kingdom (UK) approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. A withdrawal without a trade agreement in place could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Additional Brexit-related impacts on our business could include potential inventory shortages in the UK, increased regulatory burdens and costs to comply with UK-specific regulations and higher transportation costs for our products coming into and out of the UK. The United Kingdom's vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. On March 29, 2017, United Kingdom Prime Minister Theresa May formally notified the European Council of the UK's intention to withdraw from the European Union under Article 50 of the Treaty of Lisbon. The notice began the two-year negotiation period to establish the withdrawal terms. While no agreement has yet been reached, the UK's separation will still become effective on March 29, 2019, unless the remaining European Union members unanimously agree to an extension. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and could affect sales or regulation of our products. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2018, we generated approximately 47% of our revenue in currencies other than the U.S. dollar, principally the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, and U.K. pound. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
For example, in 2015, we recorded a net remeasurement loss of $89 million on bolivar-denominated net monetary assets, primarily related to cash deposits in Venezuela, as a result of our evaluation of evolving economic conditions in Venezuela, including the devaluation of the Venezuelan bolivar in 2013.
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

21 |

For example, on June 20, 2016, the Member States of the European Union adopted the anti-tax-avoidance directive proposed on January 28, 2016, which is designed to provide uniform implementation of Base Erosion and Profits Shifting measures and other minimum taxation standards across Member States. The Member States are required to implement all components of the directive by January 1, 2020. Once enacted by the Member States, the results of the directive could have an impact on our effective tax rate. In October 2016, the European Union also introduced a proposal to impose a uniform set of rules on taxing corporate profits, known as the Common Consolidated Corporate Tax Base. This proposal is still under consideration and may have an impact to our effective tax rate, if enacted.
On March 29, 2017, United Kingdom (UK) Prime Minister Theresa May formally notified the European Council of the UK’s intention to withdraw from the European Union, commonly referred to as “Brexit”, under Article 50 of the Treaty of Lisbon. The notice began the two-year negotiation period to establish the withdrawal terms. While no agreement has yet been reached, the UK’s separation will still become effective on March 29, 2019, unless the remaining European Union members unanimously agree to an extension. At this time, the impact of Brexit to our effective tax rate remains uncertain.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act) effective January 1, 2018. Some notable provisions of the Tax Act include a reduction of the corporate income tax rate from 35% to 21%, and a change from a worldwide system with deferral to a territorial tax system, which includes a one-time mandatory deemed repatriation tax, payable over eight years, on certain undistributed earnings of non-U.S. subsidiaries. As of December 31, 2018, the cumulative amount of non-U.S. undistributed earnings was approximately $5.1 billion, which includes an allocation of non-U.S. undistributed earnings as a result of the separation from Pfizer on June 24, 2013. The company evaluated the full impact of this new legislation on its consolidated financial statements, and in the fourth quarter of 2017 recorded a provisional net charge of $212 million related to the one-time mandatory deemed repatriation tax, partially offset by the remeasurement of the deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate. A measurement-period adjustment was recorded in 2018 as a decrease to income tax expense of $45 million. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.
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
A third party may sue us, our distributors or licensors, or otherwise make a claim, alleging infringement or other violation of the third-party's patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. If we do not prevail in this type of dispute, we may be required to:

•	pay monetary damages;

•	obtain a license in order to continue manufacturing or marketing the affected products, which may not be available on commercially reasonable terms, or at all; or

•	stop activities, including any commercial activities, relating to the affected products, which could include a recall of the affected products and/or a cessation of sales in the future.
The costs of defending an intellectual property action are often substantial and could materially adversely affect our operating results and financial condition, even if we successfully defend such action. Moreover, even if we believe that we do not infringe a validly existing third-party patent, we may choose to license such patent, which would result in associated costs and obligations. We may also incur costs in connection with an obligation to compensate a distributor, licensor or other third party. The intellectual property positions of animal health medicines and vaccines businesses frequently involve complex legal and factual questions, and an issued patent does not provide the right to practice the patented technology or to develop, manufacture or commercialize the patented product. We cannot guarantee that a competitor or other third party does not have or will not obtain rights to intellectual property that, in the absence of a license, may prevent us from manufacturing, developing or marketing certain of our products, regardless of whether we believe such intellectual property rights are valid and enforceable, which may harm our operating results and financial condition.
If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our research and development efforts.
Our long-term success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret, data protection, and domain name protection laws, as well as confidentiality and license agreements with our employees and others, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents, or be approved on a timely basis, or at all. Similarly, any term extensions that we seek may not be approved on a timely basis, if at all. Our currently pending and granted patents may be challenged in inter partes review or opposition proceedings. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area. The valid scope of our patent claims also may vary between countries, as individual countries have their own patent laws. For example, some countries only permit the issuance of patents covering a novel chemical compound itself, and its first use, and thus further methods of use for the same compound, may not be patentable. We may be subject to challenges by third parties

22 |

regarding our intellectual property, including claims regarding validity, enforceability, scope and effective term. The validity, enforceability, scope and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings that differ between jurisdictions. Our ability to enforce our patents also depends on the laws of individual countries and each country's practice with respect to enforcement of intellectual property rights. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.
Changes in patent law and practice in the United States and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, U.S. court decisions continue to influence changes to U.S. Patent and Trademark Office Guidelines regarding inventions in the field of products isolated from nature and diagnostic methods which may influence future patenting strategy in these areas. A similar court decision was issued in Australia with regard to the patentability of nucleic acids. Patent law reforms and new case law could result in increased costs to protect our intellectual property and/or limit our ability to adequately patent our products.
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
Our reputation as a global leader in animal health and our reliance on complex information systems make us inherently vulnerable to malicious cyber intrusion and attack. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware, denial-of-service attacks, and other means to threaten data confidentiality, integrity and availability. In addition, despite our efforts to protect sensitive, confidential or personal data or information, we (or our third party partners) may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information (including confidential business information, trade secrets, intellectual property and corporate strategic plans), defective products, production downtimes and operational disruptions.
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
The costs imposed on us as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, regulatory investigations, fines, and sanctions, lost revenues from business interruption, damage to the public’s perception regarding our ability to keep our information secure and significant remediation costs. As a result, a cyberattack or network disruption could have a material adverse effect on our business, financial condition, and operating results.
We may be unable to adequately protect our stakeholders' privacy or we may fail to comply with privacy laws.

23 |

The protection of customer, employee, supplier and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers, employees and suppliers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws, including the EU General Data Protection Regulation (GDPR) and the Health Insurance Portability and Accountability Act, could result in lost sales, remediation costs, and legal liability including severe penalties, regulatory action and reputational harm. For example, the EU’s GDPR became effective on May 25, 2018 and requires companies to meet new and enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue.
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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2018, we had approximately $6.4 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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

24 |

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
We also have outstanding floating rate notes due 2021 (the “2021 floating rate notes”) that have their interest rate calculated quarterly using three-month LIBOR. The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. The discontinuance or modification of LIBOR, the introduction of alternative reference rates or other reforms to LIBOR could cause the interest rate calculated on our 2021 floating rate notes to be materially different than expected. In addition, if interest rates in general continue to rise, our interest expense related to the 2021 floating rate notes will increase.
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

25 |

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
Our common stock has a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through December 31, 2018, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $28.14 on April 15, 2014 to a high sales price of $96.57 on November 1, 2018. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2018 Annual Report, are:

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

26 |

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
On December 12, 2018, our Board of Directors declared the 2019 first quarter dividend of $0.164 per share to be paid on March 1, 2019, to holders of record on January 18, 2019; and on February 12, 2019, our Board of Directors declared the 2019 second quarter dividend of $0.164 per share to be paid on June 3, 2019, to holders of record on April 18, 2019. Although we currently pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the United States, impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
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

27 |

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 151 owned and leased properties, amounting to approximately 10.7 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.5 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network will continue to be supplemented by approximately 172 CMOs.
Our corporate headquarters are located at 10 Sylvan Way, Parsippany, New Jersey 07054. Our operations extend internationally to approximately 58 countries.
We believe that our existing properties, as supplemented by sites operated by CMOs, are adequate for our current requirements and for our operations in the foreseeable future.
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

28 |

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock have been listed on the NYSE (symbol ZTS) since February 1, 2013. Prior to that time, there was no public market for our stock.
As of February 8, 2019, there were 478,771,915 shares of our common stock outstanding, held by 1,846 shareholders of record.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements— Note 15. Stockholders’ Equity.
Purchases of Equity Securities by the Issuer
On December 6, 2016, our Board of Directors authorized the repurchase of $1.5 billion of our outstanding common stock in a multi-year share repurchase program. This program was substantially completed as of December 31, 2018 and is expected to be completed in the first half of 2019. On December 12, 2018, we announced that our Board of Directors authorized a multi-year share repurchase program of up to an additional $2.0 billion of our outstanding common stock.
These programs do not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through repurchase agreements established with several brokers.
Issuer purchases of equity securities for the three months ended December 31, 2018 were as follows:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2018	677,263	$90.73	665,039	$391,029,156
November 1 - November 30, 2018	677,899	$91.17	663,298	$330,543,493
December 1 - December 31, 2018	331,680	$88.06	331,076	$2,301,146,377
Total	1,686,842	$90.38	1,659,413	$2,301,146,377

(a)
The company repurchased 27,429 shares during the three-month period ended December 31, 2018, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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
Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the five fiscal years beginning with the close of trading on December 31, 2013 and ending December 31, 2018. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes the investment of $100 on December 31, 2013, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, are reinvested.

29 |

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Zoetis Inc.	$100	$132.80	$148.97	$167.80	$227.46	$271.69
S&P 500	$100	$113.69	$115.26	$129.05	$157.22	$150.33
S&P 500 Pharmaceuticals Index	$100	$122.22	$129.29	$127.27	$143.27	$154.86

(a)
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Zoetis under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

30 |

Item 6. Selected Financial Data.
The following table sets forth our selected historical consolidated and combined financial data for the periods indicated.
The selected consolidated statements of income data for the years ended December 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018 and 2017 presented below have been derived from our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The selected historical consolidated statements of income data for the years ended December 31, 2015 and 2014, and the selected historical consolidated balance sheet data as of December 31, 2016, 2015 and 2014 presented below has been derived from our audited financial statements not included in this 2018 Annual Report.
You should read the selected historical consolidated and combined financial data set forth below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,(a)
(MILLIONS, EXCEPT PER SHARE AMOUNTS)	2018	2017	2016	2015	2014
Statement of income data:
Revenue	$5,825	$5,307	$4,888	$4,765	$4,785
Net income attributable to Zoetis	1,428	864	821	339	583
Balance sheet data:
Total assets	$10,777	$8,586	$7,649	$7,913	$6,588
Long-term obligations	6,443	4,953	4,468	4,463	3,624
Other data (unaudited):
Adjusted net income(b)	$1,525	$1,185	$975	$889	$790
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$2.96	$1.76	$1.66	$0.68	$1.16
Diluted	$2.93	$1.75	$1.65	$0.68	$1.16

Dividends declared per common share	$0.542	$0.441	$0.390	$0.344	$0.299

Weighted average shares outstanding (in thousands):
Basic	483,063	489,918	495,715	499,707	501,055
Diluted	486,898	493,161	498,225	502,019	502,025
Certain amounts may reflect rounding adjustments.

(a)
Starting in August 2018, includes the acquisition of Abaxis. Starting in February 2015, includes the acquisition of certain assets from Abbott Animal Health and starting in November 2015, includes the acquisition of Pharmaq.

(b)
Adjusted net income (a non-GAAP financial measure) is defined as reported net income attributable to Zoetis excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Management uses adjusted net income, among other factors, to set performance goals and to measure the performance of the overall company, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP financial measures and Adjusted net income. We believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. Reconciliations of U.S. GAAP reported net income attributable to Zoetis to non-GAAP adjusted net income for the years ended December 31, 2018, 2017 and 2016 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.

31 |

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
Overview of our business
We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines, vaccines, and diagnostic products with a focus on both livestock and companion animals. For more than 65 years we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. See Notes to Consolidated Financial Statements—Note 18. Segment Information.
We directly market our products to veterinarians and livestock producers located in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and Mexico, we believe we are one of the largest animal health medicines and vaccines business as measured by revenue across emerging markets as a whole. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
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
A summary of our 2018 performance compared with the comparable 2017 and 2016 periods follows:

	Years Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Revenue	$5,825	$5,307	$4,888	10	9
Net income attributable to Zoetis	1,428	864	821	65	5
Adjusted net income(a)	1,525	1,185	975	29	22

(a)	Adjusted net income is a non-GAAP financial measure. See the Non-GAAP financial measures and Adjusted net income sections of this MD&A for more information.
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

•
natural resource constraints, such as scarcity of arable land, fresh water and increased competition for cultivated land, resulting in fewer resources that will be available to meet an increasing demand for animal protein;

•	increasing urbanization; and

•	increased focus on food safety and food security.
The primary companion animal species are dogs, cats and horses. Factors influencing growth in demand for companion animal medicines, vaccines and diagnostics include:

•	economic development and related increases in disposable income, particularly in many emerging markets;

•	increasing pet ownership;

•	companion animals living longer;

•	increasing medical treatment of companion animals; and

•	advances in companion animal medicines, vaccines and diagnostics.

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
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.3 billion for the year ended December 31, 2018.
We cannot predict whether antibacterial resistance concerns will result in additional restrictions or bans, expanded regulations, public pressure to discontinue or reduce use of antibacterials in food-producing animals or increased consumer preference for antibiotic-free protein.
The overall economic environment
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions. Growth in both the livestock and companion animal sectors is driven by overall economic development and related growth, particularly in many emerging markets. In the past, certain of our customers and suppliers have been affected directly by economic downturns, which decreased the demand for our products and, in some cases, hindered our ability to collect amounts due from customers.
The cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products is intended to improve livestock producers’ economic outcomes. As a result, demand for our products has historically been more stable than demand for other production inputs. Similarly, industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care. While these factors have mitigated the impact of prior downturns in the global economy, future economic challenges could increase cost sensitivity among our customers, which may result in reduced demand for our products, which could have a material adverse effect on our operating results and financial condition.
Competition
The animal health industry is competitive. Although our business is the largest by revenue in the animal health medicines, vaccines and diagnostics industry, we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. In recent years, there has been an increase in consolidation in the animal health industry. There are also several new start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines, vaccines and diagnostics industry in the future. In certain markets, we also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the United States.
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

33 |

Adverse weather conditions may also impact the aquaculture business. Changes in water temperatures could affect the timing of reproduction and growth of various fish species, as well as trigger the outbreak of certain water borne diseases.
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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2018, approximately 47% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2018, approximately 53% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth did not have a net impact from changes in foreign currency values relative to the U.S. dollar.
Our growth strategies
We seek to enhance the health of animals and to bring solutions to our customers who raise and care for them. We have a global presence in both developed and emerging markets and we intend to grow our business by pursuing the following core strategies:

•
bring innovative new products and services to market — We seek to deliver more innovations across core areas of vaccines, pharmaceuticals, diagnostics and the complementary spaces we have been adding over time such as genetics, biodevices, digital and data analytics;

•
maintain a diversified, market-leading portfolio — We believe our diversity across species, geographies and therapeutic areas balances economic cycles and regulatory changes, while minimizing dependency in any one area;

•
maximize opportunities in fast-growing international markets — We seek to maximize our presence where economic development is driving increased demand for animal protein and increased demand for and spending on companion animals. We intend to capitalize on investments we have made in high-growth markets such as China and Brazil;

•
develop more data analytics and digital solutions — We believe that healthcare insights enabled by data and digital technology and complemented with our portfolio of vaccines, therapeutics, and diagnostics will be critical in enhancing care for animals and improving livestock productivity;

•
support our customers’ direct engagement with pet owners and consumers — We believe that we have an important role to play in supporting our veterinary customers’ engagement with pet owners, who are increasingly influencing care decisions for their animals, and consumers, who are demanding more transparency about where their food comes from and how it is produced; and

•
enhance our capabilities across the continuum of care — We are focused on providing greater value to our customers through the integration of our portfolio that spans from disease prediction and prevention to detection and treatment.

Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for operations outside the United States, for which the financial information is included in our consolidated financial statements for the fiscal year ended November 30 for each year presented.

34 |

Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines, vaccines and diagnostic products used to treat and protect livestock and companion animals. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2018, our top two selling products, Apoquel and Draxxin, contributed approximately 8% and 6%, respectively, of our revenue, and combined with our next two top selling products, the ceftiofur line and Revolution/Stronghold, these four contributed approximately 25% of our revenue. Our top ten product lines contributed 40% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2018, see Item 1. Business—Products.
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
Restructuring charges and certain acquisition-related costs consist of all restructuring charges (those associated with acquisition activity and those associated with cost reduction/productivity initiatives), as well as costs associated with acquiring and integrating businesses. Restructuring charges are associated with employees, assets and activities that will not continue in the company. Acquisition-related costs are associated with acquiring and integrating acquired businesses, such as Abaxis in 2018, and Pharmaq Holding AS and Abbott Animal Health (AAH) both acquired in 2015, and may include transaction costs and expenditures for consulting and the integration of systems and processes.
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
Below are some of our more critical accounting estimates. See also Notes to Consolidated Financial Statements— Note 3. Significant Accounting Policies: Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions.
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

35 |

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
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. Impairments of identifiable intangible assets other than goodwill, are recorded in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable. We did not have any significant intangible asset impairment charges for the years ended December 31, 2018, 2017 and 2016.
When we are required to determine the fair value of intangible assets other than goodwill, we use an income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the asset, which includes the application of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections, the impact of technological risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the risks inherent in the projected cash flows; foreign currency fluctuations; and the effective tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $197 million as of December 31, 2018). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
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

36 |

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
When performing a quantitative assessment to test for goodwill impairment we utilize the income approach, which is forward-looking, and relies primarily on internal forecasts. Within the income approach, the method that we use is the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then apply a reporting unit-specific discount rate to arrive at a net present value. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of technological risk and competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the effective tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
In 2018, we performed a quantitative impairment assessment as of September 30, 2018, which did not result in the impairment of goodwill associated with any of our reporting units.
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

37 |

Analysis of the consolidated statements of income
The following discussion and analysis of our consolidated statements of income should be read along with our consolidated financial statements, and the notes thereto.

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Revenue	$5,825	$5,307	$4,888	10	9
Costs and expenses:
Cost of sales(a)	1,911	1,775	1,666	8	7
% of revenue	33%	33%	34%
Selling, general and administrative expenses(a)	1,484	1,334	1,364	11	(2)
% of revenue	25%	25%	28%
Research and development expenses(a)	432	382	376	13	2
% of revenue	7%	7%	8%
Amortization of intangible assets(a)	117	91	85	29	7
Restructuring charges and certain acquisition-related costs	68	19	5	*	*
Interest expense, net of capitalized interest	206	175	166	18	5
Other (income)/deductions—net	(83)	6	(2)	*	*
Income before provision for taxes on income	1,690	1,525	1,228	11	24
% of revenue	29%	29%	25%
Provision for taxes on income	266	663	409	(60)	62
Effective tax rate	15.7%	43.5%	33.3%
Net income before allocation to noncontrolling interests	1,424	862	819	65	5
Less: Net income attributable to noncontrolling interests	(4)	(2)	(2)	100	—
Net income attributable to Zoetis	$1,428	$864	$821	65	5
% of revenue	25%	16%	17%
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

Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
U.S.	$2,877	$2,620	$2,447	10	7
International	2,890	2,643	2,390	9	11
Total operating segments	5,767	5,263	4,837	10	9

Contract manufacturing & human health diagnostics	58	44	51	32	(14)
Total Revenue	$5,825	$5,307	$4,888	10	9
Certain amounts and percentages may reflect rounding adjustments.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Livestock	$3,154	$3,037	$2,881	4	5
Companion animal	2,613	2,226	1,956	17	14
Contract manufacturing & human health diagnostics	58	44	51	32	(14)
Total Revenue	$5,825	$5,307	$4,888	10	9
Certain amounts and percentages may reflect rounding adjustments.

38 |

2018 vs. 2017
Total revenue increased by $518 million, or 10%, in 2018 compared with 2017 reflecting operational revenue growth of $521 million, or 10%. Operational revenue growth (a non-GAAP financial measure) is defined as revenue growth excluding the impact of foreign exchange. Operational revenue growth was primarily due to the following:

•	price growth of approximately 3%;

•	increased volume from in-line products of approximately 3%, including 2% from our key dermatology products;

•	the acquisition of Abaxis which contributed approximately 2%; and

•	volume growth from new products of approximately 2%.
2017 vs. 2016
Total revenue increased by $419 million, or 9%, in 2017 compared with 2016, reflecting operational revenue growth of $406 million, or 8%. Operational revenue growth was primarily due to the following:

•	increased sales of our dermatology portfolio and new product launches, which contributed approximately 7%; and

•	growth of our in-line products, which contributed approximately 2%, of which volume comprised 1% and price comprised 1%, partially offset by:

•	product rationalizations as part of the operational efficiency initiative, which resulted in a decline of approximately 1%.
Foreign exchange reduced our reported revenue growth by approximately 1%.
Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Cost of sales	$1,911	$1,775	$1,666	8	7
% of revenue	33%	33%	34%
Certain amounts and percentages may reflect rounding adjustments.
2018 vs. 2017
Cost of sales as a percentage of revenue remained flat at 33% in 2018 compared with 2017, primarily as a result of:

•	continued cost improvements and efficiencies in our manufacturing network, offset by:

•	the inclusion of Abaxis, including charges reflecting fair value adjustments to the inventory acquired; and

•	unfavorable foreign exchange.
2017 vs. 2016
Cost of sales as a percentage of revenue decreased from 34% to 33% in 2017 compared with 2016, primarily as a result of:

•	a decrease in inventory obsolescence, scrap and other charges;

•	the nonrecurrence of charges reflecting fair value adjustments to inventory related to the acquisition of Pharmaq; and

•	favorable product mix,
partially offset by:

•	an increase in manufacturing and supply costs; and

•	unfavorable foreign exchange.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Selling, general and administrative expenses	$1,484	$1,334	$1,364	11	(2)
% of revenue	25%	25%	28%
Certain amounts and percentages may reflect rounding adjustments.
2018 vs. 2017
SG&A expenses increased $150 million, or 11%, in 2018 compared with 2017, primarily as a result of:

•	the inclusion of Abaxis;

•	an increase in certain compensation-related expenses; and

39 |

•	higher professional services and consulting charges.
2017 vs. 2016
SG&A expenses decreased $30 million, or 2%, in 2017 compared with 2016, primarily as a result of:

•	the nonrecurrence of additional costs related to becoming an independent public company;

•	a reduction in marketing and general and administrative expense driven by our operational efficiency initiative; and

•	a reduction in consulting charges relating to our operational efficiency initiative, partially offset by:

•	higher advertising and promotional spending associated with new products and Apoquel®.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Research and development expenses	$432	$382	$376	13	2
% of revenue	7%	7%	8%
Certain amounts and percentages may reflect rounding adjustments.
2018 vs. 2017
R&D expenses increased $50 million, or 13%, in 2018 compared with 2017, primarily as a result of:

•	increased spending driven by project investments;

•	an increase in certain compensation-related expenses;

•	the inclusion of Abaxis; and

•	unfavorable foreign exchange.
2017 vs. 2016
R&D expenses increased $6 million, or 2%, in 2017 compared with 2016, primarily as a result of:

•	the inclusion of a veterinary diagnostics business acquired in 2016 and an Irish biologic therapeutics company in 2017, partially offset by:

•	a reduction in spending driven by our operational efficiency initiative.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Amortization of intangible assets	$117	$91	$85	29	7
Certain amounts and percentages may reflect rounding adjustments.
2018 vs. 2017
Amortization of intangible assets increased $26 million, or 29%, in 2018 compared with 2017, primarily as a result of certain intangible assets acquired in July 2018 as part of the acquisition of Abaxis.
2017 vs. 2016
Amortization of intangible assets increased $6 million, or 7%, in 2017 compared with 2016, primarily as a result of certain intangible assets, acquired in November 2015 as part of the Pharmaq acquisition, being placed into service during the first quarter of 2017.

40 |

Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Restructuring charges and certain acquisition-related costs	$68	$19	$5	*	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program and a supply network strategy initiative. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit 10 manufacturing sites over a long term period. As part of these initiatives, we have reduced certain positions through divestitures, normal attrition and involuntary terminations. The comprehensive operational efficiency program is substantially complete and we have exited eight of the ten manufacturing sites as part of the supply network strategy initiative, which we expect to complete over the next several years.
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
2018 vs. 2017
Restructuring charges and certain acquisition-related costs increased by $49 million in 2018 compared with 2017, primarily as a result of:

•	transaction costs, integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in July 2018; and

•	employee termination costs incurred in 2018 as a result of initiatives to better align our organizational structure in Europe.
2017 vs. 2016
Restructuring charges and certain acquisition-related costs increased by $14 million in 2017 compared with 2016, primarily as a result of:

•
employee termination costs incurred in 2017 as a result of (i) the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, (ii) initiatives to better align our organizational structure in Europe, and (iii) our operational efficiency initiative and supply network strategy initiative; and

•	integration costs incurred in 2017 as a result of (i) the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, and (ii) the acquisition of Pharmaq in 2015.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Interest expense, net of capitalized interest	$206	$175	$166	18	5
Certain amounts and percentages may reflect rounding adjustments.
2018 vs. 2017
Interest expense, net of capitalized interest, increased by $31 million, or 18%, in 2018 compared with 2017, as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018.
2017 vs. 2016
Interest expense, net of capitalized interest, increased by $9 million, or 5%, in 2017 compared with 2016, as a result of the issuance of $1.25 billion of our senior notes in September 2017.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Other (income)/deductions—net	$(83)	$6	$(2)	*	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
2018 vs. 2017
The change in Other (income)/deductions—net from net other income of $83 million in 2018 compared with net other deductions of $6 million in 2017, is primarily a result of:

•	a gain of $42 million in 2018 on the divestiture of certain agribusiness products within our International segment;

•	higher interest income in 2018 due to higher cash balances; and

41 |

•	a net gain of $18 million in 2018 related to the relocation of a manufacturing site in China.
2017 vs. 2016
The change in Other (income)/deductions—net from net other deductions of $6 million in 2017 to net other income of $2 million in 2016, is primarily a result of:

•
a net loss of $11 million in 2017 related to sales of certain manufacturing sites and products, including the disposal of our manufacturing site in Guarulhos, Brazil, in the fourth quarter of 2017, compared with a net gain of $26 million in 2016 related to sales of certain manufacturing sites and products; and

•	lower royalty income,
partially offset by:

•	lower foreign currency losses, primarily driven by costs related to hedging and exposures to certain emerging market currencies; and

•
income of $8 million in 2017 due to an insurance recovery related to commercial settlements in Mexico, as well as a favorable patent infringement settlement, compared with a charge of $14 million in 2016 related to a commercial settlement in Mexico.

Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Provision for taxes on income	$266	$663	$409	(60)	62
Effective tax rate	15.7%	43.5%	33.3%
Certain amounts and percentages may reflect rounding adjustments.
The income tax provision in the consolidated statements of income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code. Based on the information available at that time, for the year ended December 31, 2017, the company calculated a reasonable estimate and recorded an initial provisional net tax expense of $212 million related to the one-time mandatory deemed repatriation tax, payable over eight years, partially offset by the remeasurement of the deferred tax assets and liabilities, due to the reduction in the U.S. federal corporate tax rate. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies reported provisional amounts for those specific income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined. Those provisional amounts were subject to adjustment during a measurement period of up to one year from the enactment date (measurement-period adjustment). Pursuant to this guidance, the estimated impact of the Tax Act was based on a preliminary review of the new tax law, projected future financial results and was subject to revision based upon further analysis, interpretation of the Tax Act and to the extent that actual results differed from projections available at that time.
In 2018, we refined our initial reasonable estimate and adjusted the provisional net tax expense of $212 million. On the basis of revised computations that were calculated during the reporting period, we recognized a measurement-period adjustment of $45 million, as a decrease to the one-time mandatory deemed repatriation tax obligation, with a corresponding adjustment to income tax benefit during the period.
For more information, see Notes to Consolidated Financial Statements— Note 8A. Tax Matters: Taxes on Income.
2018 vs. 2017
The lower effective tax rate in 2018 compared with 2017 is primarily due to the following components:

•	the reduction of the U.S. federal corporate income tax rate, from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $45 million net tax benefit recorded in 2018, associated with a measurement-period adjustment to the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings pursuant to the Tax Act;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business, the impact of non-deductible items, and the extent and location of other income and expense items, such as gains and losses on asset divestitures;

•	a $23 million discrete tax benefit recorded in 2018 related to the favorable impact of certain tax accounting method changes;

•	an additional $6 million discrete tax benefit related to the excess tax benefits for share-based compensation payments; and

•	a $5 million discrete tax benefit recorded in 2018 related to a remeasurement of deferred tax assets and liabilities as a result of a change in non-U.S. statutory tax rates.
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

42 |

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

•	a $15 million discrete tax benefit recorded in the fourth quarter of 2017 related to the effective settlement of certain issues with U.S. and non-U.S. tax authorities;

•	an additional $2 million discrete tax benefit related to the excess tax benefits for share-based compensation payments; and

•	a $3 million discrete tax benefit recorded in the first quarter of 2017 related to a remeasurement of deferred tax assets and liabilities as a result of a change in non-U.S. statutory tax rates.

43 |

Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
In the first quarter of 2018, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: i) R&D costs related to our aquaculture business which were previously reported in Other business activities are now reported in the International operating segment results, and ii) certain other miscellaneous costs which were previously reported in Corporate are now reported in the International operating segment results.
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

				% Change
				18/17			17/16
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2018	2017	2016	Total	Exchange	Operational	Total	Exchange	Operational
U.S.
Livestock	$1,269	$1,244	$1,227	2	—	2	1	—	1
Companion animal	1,608	1,376	1,220	17	—	17	13	—	13
	2,877	2,620	2,447	10	—	10	7	—	7
International
Livestock	1,885	1,793	1,654	5	(1)	6	8	1	7
Companion animal	1,005	850	736	18	1	17	15	(1)	16
	2,890	2,643	2,390	9	—	9	11	1	10
Total
Livestock	3,154	3,037	2,881	4	—	4	5	—	5
Companion animal	2,613	2,226	1,956	17	—	17	14	—	14
Contract manufacturing & human health diagnostics	58	44	51	32	1	31	(14)	1	(15)
	$5,825	$5,307	$4,888	10	—	10	9	1	8
Certain amounts and percentages may reflect rounding adjustments.
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				18/17			17/16
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2018	2017	2016	Total	Exchange	Operational	Total	Exchange	Operational
U.S.	$1,815	$1,637	$1,508	11	—	11	9	—	9
International	1,399	1,240	1,054	13	—	13	18	1	17
Total reportable segments	3,214	2,877	2,562	12	—	12	12	—	12
Other business activities	(337)	(313)	(309)	8			1
Reconciling Items:
Corporate	(666)	(625)	(684)	7			(9)
Purchase accounting adjustments	(162)	(88)	(99)	84			(11)
Acquisition-related costs	(63)	(10)	(4)	*			*
Certain significant items	43	(25)	(57)	*			(56)
Other unallocated	(339)	(291)	(181)	16			61
Income before income taxes	$1,690	$1,525	$1,228	11			24
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

44 |

2018 vs. 2017
U.S. operating segment
U.S. segment revenue increased by $257 million, or 10%, in 2018 compared with 2017, of which approximately $25 million resulted from growth in livestock products and approximately $232 million resulted from growth in companion animal products.

•
Companion animal revenue growth was driven primarily by increased sales of the key dermatology portfolio, the acquisition of Abaxis as well as new products including Simparica®. Growth was tempered by lower sales of certain in-line products due to anticipated competition.

•
Livestock revenue increased primarily due to higher sales across species, with growth in poultry, swine and cattle products. For poultry, growth was driven by increased sales of alternatives to antibiotic medicated feed additive products. Swine growth was primarily due to new product launches and promotional activities. Cattle growth was mainly from our premium products, partially offset by unfavorable market conditions in dairy.

U.S. segment earnings increased by $178 million, or 11%, in 2018 compared with 2017, primarily due to revenue growth and improved gross margin, partially offset by higher operating expenses related to the Abaxis acquisition.
International operating segment
International segment revenue increased by $247 million, or 9%, in 2018 compared with 2017. Operational revenue increased $250 million, or 9%, reflecting growth of approximately $107 million in livestock products and growth of approximately $143 million in companion animal products.

•
Companion animal revenue growth resulted primarily from increased sales across multiple international markets of the key dermatology portfolio, in addition to new products, primarily Simparica®, and the acquisition of Abaxis.

•
Livestock growth was driven primarily by increased sales of cattle, poultry, swine and fish products. Growth in cattle was due to biological and parasiticide products. Growth in poultry sales was driven by increased sales of vaccines and medicated feed additives. Swine growth was primarily due to new vaccine products. Fish growth was due to increased sales in the vaccines portfolio.

International segment earnings increased by $159 million, or 13%, in 2018 compared with 2017. Operational earnings growth was $165 million, or 13%, primarily due to higher revenue and improved gross margin.
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
Other business activities
Other business activities includes our CSS contract manufacturing results, our human health diagnostics business and expenses associated with our dedicated veterinary medicine R&D organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the International segment.

45 |

2018 vs. 2017
Other business activities net loss increased by $24 million, or 8%, in 2018 compared with 2017, reflecting an increase in R&D project investments, compensation-related costs, the inclusion of Abaxis expenses and unfavorable foreign exchange, partially offset by revenue from the acquired Abaxis human health diagnostics business.
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

2018 vs. 2017
Corporate expenses increased by $41 million, or 7%, in 2018 compared with 2017, primarily due to an increase in certain compensation costs not allocated to our operating segments, expenses related to the acquisition of Abaxis and project spending, partially offset by favorable foreign exchange.
Other unallocated expenses increased by $48 million, or 16%, in 2018 compared with 2017, primarily due to the unfavorable impact of foreign exchange and higher global manufacturing and supply costs, partially offset by continued cost improvements and efficiencies in our manufacturing network.
See Notes to Consolidated Financial Statements— Note 18. Segment Information for further information.
2017 vs. 2016
Corporate expenses decreased by $59 million, or 9%, in 2017 compared with 2016, primarily due to the favorable impact of foreign exchange, reduction in expenses driven by our operational efficiency initiative and a decrease in certain compensation costs not allocated to our operating segments, partially offset by higher interest expense, net of capitalized interest associated with the additional debt issued in September 2017.
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

46 |

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
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to becoming an independent public company; a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Consolidated Financial Statements— Note 17. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
GAAP reported net income attributable to Zoetis	$1,428	$864	$821	65	5
Purchase accounting adjustments—net of tax	119	51	60	*	(15)
Acquisition-related costs—net of tax	50	7	4	*	75
Certain significant items—net of tax	(72)	263	90	*	*
Non-GAAP adjusted net income(a)	$1,525	$1,185	$975	29	22
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

47 |

(a)
The effective tax rate on adjusted pretax income is 18.8%, 28.2% and 29.9% for full year 2018, 2017 and 2016, respectively. The lower effective tax rate in 2018 compared to 2017 is primarily due to (i) the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act, (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, (iii) a $23 million discrete tax benefit recorded in 2018 related to the favorable impact of certain tax accounting method changes, and (iv) an additional $6 million discrete tax benefit related to the excess tax benefits for share-based compensation payments. The lower effective tax rate in 2017 compared to 2016 is primarily due to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, a $15 million discrete tax benefit recorded in the fourth quarter of 2017 related to the effective settlement of certain issues with U.S. and non-U.S. tax authorities, and an additional $2 million discrete tax benefit related to the excess tax benefits for share-based compensation payments.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2018	2017	2016	18/17	17/16
Earnings per share—diluted(a)(b):
GAAP reported EPS attributable to Zoetis—diluted	$2.93	$1.75	$1.65	67	6
Purchase accounting adjustments—net of tax	0.24	0.10	0.12	*	(17)
Acquisition-related costs—net of tax	0.10	0.01	0.01	*	—
Certain significant items—net of tax	(0.14)	0.54	0.18	*	*
Non-GAAP adjusted EPS—diluted	$3.13	$2.40	$1.96	30	22
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Interest expense, net of capitalized interest	$206	$175	$166
Interest income	31	13	8
Income taxes	351	465	415
Depreciation	146	136	133
Amortization	19	18	16

48 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Purchase accounting adjustments:
Amortization and depreciation(a)	$135	$81	$76
Cost of sales(b)	27	7	23
Total purchase accounting adjustments—pre-tax	162	88	99
Income taxes(c)	43	37	39
Total purchase accounting adjustments—net of tax	119	51	60
Acquisition-related costs:
Integration costs	21	6	3
Transaction costs	21	—	—
Restructuring charges(d)	21	4	—
Other	—	—	1
Total acquisition-related costs—pre-tax	63	10	4
Income taxes(c)	13	3	—
Total acquisition-related costs—net of tax	50	7	4
Certain significant items:
Operational efficiency initiative(e)	(1)	5	(9)
Supply network strategy(e)	10	15	19
Other restructuring charges and cost-reduction/productivity initiatives(f)	7	4	(1)
Certain asset impairment charges	—	—	1
Gain on sale of assets(g)	(42)	—	—
Stand-up costs(h)	—	3	23
Other(i)	(17)	(2)	24
Total certain significant items—pre-tax	(43)	25	57
Income taxes(c)	29	(238)	(33)
Total certain significant items—net of tax	(72)	263	90
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$97	$321	$154
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments also includes:
•For 2018, a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.
•For 2017, (i) a provisional tax benefit of approximately $17 million related to the remeasurement of the company’s deferred taxes due to the reduction in the U.S. federal corporate tax rate as provided by the Tax Act enacted on December 22, 2017, (ii) remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, and (iii) a net tax charge related to prior period tax adjustments.
•For 2016, a tax benefit related to the remeasurement of deferred taxes as a result of a change in tax rates.

Income taxes in Acquisition-related costs also includes:
•For 2018, a tax charge related to the non-deductibility of certain costs associated with the acquisition of Abaxis.
•For 2016, a tax charge related to the acquisition of certain assets of Abbott Animal Health.

Income taxes in Certain significant items also includes:
•For 2018, a net tax benefit of $45 million related to a measurement-period adjustment to the one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act.
•For 2017, (i) a provisional net tax charge of approximately $229 million related to the impact of the Tax Act enacted on December 22, 2017, including a one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings, partially offset by a net tax benefit related to the remeasurement of the company’s deferred tax assets and liabilities, as of the date of enactment, due to the reduction in the U.S. federal corporate tax rate, (ii) a net tax charge of approximately $3 million as a result of the implementation of certain operational changes, and (iii) a tax charge of approximately $2 million related to the disposal of certain assets.
•For 2016, (i) a net tax charge of approximately $20 million recorded in the second half of 2016, as a result of the implementation of certain operational changes, which represents an increase to current income tax expense of approximately $22 million, offset by a $2 million tax benefit related to a remeasurement of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward, and (ii) a net tax charge of approximately $35 million mainly recorded in the first half of 2016, related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium which represents the recovery of prior tax benefits for the periods 2013 through 2015, offset by the remeasurement of the company’s

49 |

deferred tax assets and liabilities, using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes, and does not include any benefits associated with a successful appeal of the decision.

(d)	Represents employee termination costs related to the 2018 acquisition of Abaxis and the 2017 acquisition of an Irish biologic therapeutics company.

(e)
Represents adjustments to inventory reserves and accelerated depreciation, consulting fees and product transfer costs, employee termination costs and exit costs, and net (gains)/losses on sales of certain manufacturing sites and products, related to cost-reduction and productivity initiatives.

(f)	Represents employee termination costs/(reversals) in Europe as a result of initiatives to better align our organizational structure.

(g)	For 2018, represents a net gain related to the divestiture of certain agribusiness products within our International segment.

(h)
Represents certain non-recurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

(i)
For 2018, primarily represents a net gain related to the relocation of a manufacturing site in China. For 2017, primarily represents costs associated with changes to our operating model. For 2016, represents costs associated with changes to our operating model and a charge associated with a commercial settlement in Mexico.

50 |

The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Cost of sales:
Purchase accounting adjustments	$27	$7	$23
Accelerated depreciation	—	2	6
Inventory write-offs	1	(2)	5
Consulting fees	8	6	6
Stand-up costs	—	3	1
Other	(1)	(2)	1
Total Cost of sales	35	14	42

Selling, general & administrative expenses:
Purchase accounting adjustments	32	5	5
Accelerated depreciation	—	—	1
Consulting fees	—	2	14
Stand-up costs	—	—	22
Other	2	2	10
Total Selling, general & administrative expenses	34	9	52

Research & development expenses:
Purchase accounting adjustments	2	2	2
Total Research & development expenses	2	2	2

Amortization of intangible assets:
Purchase accounting adjustments	101	74	69
Total Amortization of intangible assets	101	74	69

Restructuring (benefits)/charges and certain acquisition-related costs:
Integration costs	21	6	3
Transaction costs	21	—	—
Employee termination costs	25	10	(2)
Exit costs	1	3	4
Total Restructuring (benefits)/charges and certain acquisition-related costs	68	19	5

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	(40)	10	(26)
Acquisition-related costs	—	—	1
Asset impairments	—	—	1
Other	(18)	(5)	14
Total Other (income)/deductions—net	(58)	5	(10)

Provision for taxes on income	85	(198)	6

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$97	$321	$154
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

51 |

Analysis of the consolidated balance sheets
December 31, 2018 vs. December 31, 2017

For a discussion about the changes in Cash and cash equivalents and Long-term debt, net of discount and issuance costs, see "Analysis of financial condition, liquidity and capital resources" below.
Short-term investments increased as a result of short-term investments in debt securities acquired with the acquisition of Abaxis.
Inventories decreased primarily due to the impact of foreign exchange, partially offset by the acquisition of Abaxis and a manufacturing business in Ireland. See Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures and Note 10. Inventories.
Other current assets increased primarily as a result of the timing of income tax payments, and the acquisition of Abaxis.
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending and the acquisitions of Abaxis and a manufacturing business in Ireland, partially offset by depreciation expense and the impact of foreign exchange.
Goodwill and Identifiable intangible assets, less accumulated amortization increased as a result of the acquisitions of Abaxis and a manufacturing business in Ireland, partially offset by the impact of foreign exchange. See Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures and Note 12. Goodwill and Other Intangible Assets.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect the tax impacts of the acquisitions of Abaxis and a manufacturing business in Ireland, the adjustments to the accrual for the income tax provision, and the impact of the remeasurement of deferred taxes as a result of a change in tax rates. See Notes to Consolidated Financial Statements— Note 8. Tax Matters.
Other noncurrent assets increased primarily as a result of the fair value of certain derivative instruments.
Accounts payable increased as a result of the timing of payments.
Dividends payable increased as a result of an increase in the dividend rate for the first quarter 2019 dividend, which was declared on December 12, 2018.
Accrued expenses increased primarily due to an increase in accrued interest expense as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018, and higher contract rebate accruals. See Notes to Consolidated Financial Statements— Note 9. Financial Instruments.
Other noncurrent liabilities decreased as a result of a reduction in accrued liabilities associated with the relocation of a manufacturing site in China.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity and Notes to Consolidated Financial Statements— Note 15. Stockholders' Equity.
Analysis of the consolidated statements of cash flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2018	2017	2016	18/17	17/16
Net cash provided by (used in):
Operating activities	$1,790	$1,346	$713	33	89
Investing activities	(2,259)	(270)	(214)	*	26
Financing activities	533	(251)	(903)	*	(72)
Effect of exchange-rate changes on cash and cash equivalents	(26)	12	(23)	*	*
Net increase/(decrease) in cash and cash equivalents	$38	$837	$(427)	(95)	*
*    Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
2018 vs. 2017
Net cash provided by operating activities was $1,790 million in 2018 compared with $1,346 million in 2017. The increase in operating cash flows was primarily attributable to higher income before allocation of noncontrolling interests, the timing of receipts and payments in the ordinary course of business, and lower inventory levels.
2017 vs. 2016
Net cash provided by operating activities was $1,346 million in 2017 compared with $713 million in 2016. The increase in operating cash flows was primarily attributable to higher income before allocation of noncontrolling interests, lower employee termination payments related to our operational efficiency initiative and supply network strategy initiative, the timing of receipts and payments in the ordinary course of business, and lower inventory levels.

52 |

Investing activities
2018 vs. 2017
Net cash used in investing activities was $2,259 million in 2018 compared with $270 million in 2017. The net cash used in investing activities for 2018 was primarily attributable to the acquisitions of Abaxis and a manufacturing business in Ireland, and purchases of property, plant and equipment. The net cash used in investing activities for 2017 was primarily attributable to capital expenditures and the acquisitions of an Irish biologic therapeutics company and a Norwegian fish vaccination company, partially offset by the proceeds from the sale of a manufacturing site in Guarulhos, Brazil.
2017 vs. 2016
Net cash used in investing activities was $270 million in 2017 compared with $214 million in 2016. The net cash used in investing activities for 2017 was primarily attributable to capital expenditures and the acquisitions of an Irish biologic therapeutics company and a Norwegian fish vaccination company, partially offset by the proceeds from the sale of a manufacturing site in Guarulhos, Brazil. The net cash used in investing activities in 2016 was primarily attributable to capital expenditures and the acquisition of a veterinary diagnostics business in Denmark, partially offset by proceeds from the sales of certain manufacturing sites and products as part of the operational efficiency initiative.
Financing activities
2018 vs. 2017
Net cash provided by financing activities was $533 million in 2018 compared with net cash used in financing activities of $251 million in 2017. The net cash provided by financing activities for 2018 was primarily attributable to the proceeds received from the issuance of senior notes in August 2018, partially offset by the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2017 was primarily attributable to the senior note payment in October 2017, the purchase of treasury shares, and the payment of dividends, partially offset by the proceeds received from the issuance of senior notes in September 2017.
2017 vs. 2016
Net cash used in financing activities was $251 million in 2017 compared with $903 million in 2016. The net cash used in financing activities for 2017 was primarily attributable to the senior note payment in October 2017, the purchase of treasury shares, and the payment of dividends, partially offset by the proceeds received from the issuance of senior notes in September 2017. The net cash used in financing activities for 2016 was primarily attributable to the senior note payment in February 2016, the purchase of treasury shares and the payment of dividends.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2018	2017
Cash and cash equivalents	$1,602	$1,564
Accounts receivable, net(a)	1,036	998
Long-term debt	6,443	4,953
Working capital	3,176	3,123
Ratio of current assets to current liabilities	3.60:1	3.85:1

(a)
Accounts receivable are usually collected over a period of 45 to 75 days. For the year ended December 31, 2018, compared to the year ended December 31, 2017, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

For additional information about the sources and uses of our funds, see the Analysis of the consolidated balance sheets and Analysis of the consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility). In December 2018, the maturity for the amended and restated credit facility was extended through December 2023. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the

53 |

period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition.
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
We were in compliance with all financial covenants as of December 31, 2018 and December 31, 2017. There were no amounts drawn under the credit facility as of December 31, 2018 or December 31, 2017.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2018, we had access to $77 million of lines of credit which expire at various times through 2019, and are generally renewed annually. We had $9 million of borrowings outstanding related to these facilities as of December 31, 2018.
Domestic and international short-term funds
Many of our operations are conducted outside the United States. The amount of funds held in the United States will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Actual repatriation of overseas funds can result in additional U.S and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. In addition, the recent changes imposed by the Tax Act resulted in a one-time deemed repatriation tax of previously untaxed accumulated and current earnings and profits of our foreign subsidiaries, which is payable over eight years, with the first installment due in 2019. See Notes to Consolidated Financial Statements— Note 8. Tax Matters.
Global economic conditions
Challenging economic conditions in recent years have not had, nor do we anticipate that it will have, a significant impact on our liquidity. Due to our operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As markets change, we continue to monitor our liquidity position. There can be no assurance that a challenging economic environment or a further economic downturn would not impact our ability to obtain financing in the future.
Contractual obligations
Payments due under contractual obligations as of December 31, 2018, are set forth below:

			2020-	2022-	There-
(MILLIONS OF DOLLARS)	Total	2019	2021	2023	after
Long-term debt, including interest obligations(a)	$9,851	$247	$1,575	$1,751	$6,278
Other liabilities reflected on our consolidated balance sheets under U.S. GAAP(b)	98	33	22	12	31
Operating lease commitments	173	38	54	36	45
Purchase obligations(c)	434	179	184	54	17
Benefit plans - continuing service credit obligations(d)	15	4	7	4	—
Uncertain tax positions(e)	—	—	—	—	—
Certain amounts may reflect rounding adjustments.

(a)
Long-term debt consists of senior notes and other notes. Our calculations of expected interest payments incorporate only current period assumptions for interest rates, foreign currency translation rates and Zoetis hedging strategies. See Notes to Consolidated Financial Statements— Note 9A. Financial Instruments: Debt.

(b)
Includes expected employee termination payments that represent contractual obligations, expected payments related to our unfunded U.S. supplemental (non-qualified) savings plans, deferred compensation and expected payments relating to our future benefit payments net of plan assets (included in the determination of the projected benefit obligation) for pension plans that are dedicated to Zoetis employees and those transferred to us from Pfizer. See Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures, Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 13. Benefit Plans. Excludes approximately $94 million of noncurrent liabilities related to legal and environmental accruals, certain employee termination and exit costs, deferred income and other accruals, most of which do not represent contractual obligations. See Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 17. Commitments and Contingencies.

(c)	Includes agreements to purchase goods and services that are enforceable and legally binding and includes amounts relating to advertising, contract manufacturing, and information technology services.

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

54 |

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
On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. These notes are comprised of $750 million aggregate principal amount of 3.000% senior notes due 2027 and $500 million aggregate principal amount of 3.950% senior notes due 2047. Net proceeds from this offering were partially used in October 2017 to repay, prior to maturity, the aggregate principal amount of $750 million, and a make-whole amount and accrued interest of $4 million, of our 1.875% senior notes due 2018. The remainder of the net proceeds were used for general corporate purposes.
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
The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms

2015 Senior Notes due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
2018 Floating Rate Senior Notes due 2021	$300 million	Three-month USD LIBOR plus 0.44%	Interest due quarterly, not subject to amortization, aggregate principal due on August 20, 2021
2018 Senior Notes due 2021	$300 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2021
2013 Senior Notes due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Notes due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2017 Senior Notes due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2018 Senior Notes due 2028	$500 million	3.900%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2028
2013 Senior Notes due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Notes due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
2018 Senior Notes due 2048	$400 million	4.450%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2048
Credit ratings
Two major corporate debt-rating organizations, Moody's and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

55 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa1	Stable	August 2017
S&P	A-2	BBB	Stable	December 2016
Pension obligations
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the separation from Pfizer, Pfizer is continuing to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis will be responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2018, the remaining payments due to Pfizer (approximately $15 million in the aggregate) are to be paid over the next four years.
As part of the separation from Pfizer, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of approximately $5 million to these plans in 2019.
As of December 31, 2018, the supplemental savings plan liability was approximately $35 million.
For additional information, see Notes to Consolidated Financial Statements— Note 13. Benefit Plans.
Share repurchase program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. As of December 31, 2018, there was approximately $300 million remaining under this authorization. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During 2018, approximately 8 million shares were repurchased.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2018 and December 31, 2017, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
For discussion of our new accounting standards, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies—New Accounting Standards.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2018
In August, 2018, the FASB issued an accounting standards update which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. The provisions of the update are effective beginning January 1, 2020 for interim and annual periods with early adoption permitted for any interim period after issuance of the update. We are currently assessing the timing of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.
In February 2018, the FASB issued an accounting standards update which permits companies to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the new federal corporate income tax rate. In the period of adoption, a company may choose to either apply the amendments retrospectively to each period in which the effect of the change in federal income tax rate is recognized or to apply the amendments in that reporting period. We will adopt this guidance as of January 1, 2019, the required effective date. Adoption of this standard will not have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, using the effective date as the date of initial application. As permitted, utilizing an optional transition method, a cumulative-effect adjustment to the opening balance of retained earnings will be recognized in the period of adoption, and financial information and disclosure for

56 |

periods prior to the date of initial application will not be updated. We have substantially completed our implementation of a lease accounting system and our evaluation of lease contracts, accounting policy elections and the impact of adoption on our consolidated financial statements. We do not expect the total of right of use assets and corresponding lease liabilities, recorded in conjunction with adoption, to exceed $200 million each. Adoption of the standard will not have a significant impact on our consolidated statements of income.

57 |

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
In particular, forward-looking statements include statements relating to our 2019 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	unanticipated safety, quality or efficacy concerns about our products;

•	issues with any of our top products;

•	failure of our R&D, acquisition and licensing efforts to generate new products and product lifecycle innovations;

•	the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;

•	disruptive innovations and advances in medical practices and technologies;

•	consolidation of our customers and distributors;

•	changes in the distribution channel for companion animal products;

•	failure to successfully acquire businesses, license rights or products, integrate businesses, form and manage alliances or divest businesses;

•	restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals;

•	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products;

•	adverse global economic conditions;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	fluctuations in foreign exchange rates and potential currency controls;

•	changes in tax laws and regulations;

•
legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns, commercial disputes and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products;

•	failure to protect our intellectual property rights or to operate our business without infringing the intellectual property rights of others;

•	product launch delays, inventory shortages, recalls or unanticipated costs caused by manufacturing problems and capacity imbalances;

•	an outbreak of infectious disease carried by animals;

•	adverse weather conditions and the availability of natural resources;

•	the economic, political, legal and business environment of the foreign jurisdictions in which we do business;

•	a cyber-attack, information security breach or other misappropriation of our data;

•	quarterly fluctuations in demand and costs;

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

58 |

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
Our financial instrument holdings at December 31, 2018, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Consolidated Financial Statements— Note 3. Significant Accounting Policies: Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at December 31, 2018, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $20 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $24 million. For additional details, see Notes to Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. At December 31, 2018, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Consolidated Financial Statements— Note 9. Financial Instruments.

59 |

Item 8. Financial Statements and Supplementary Data.

60 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Short Hills, New Jersey
February 14, 2019

61 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated February 14, 2019 expressed an unqualified opinion on those consolidated financial statements.
On July 31, 2018, the Company completed the acquisition of Abaxis, Inc. (Abaxis) and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, Abaxis's internal control over financial reporting associated with approximately 3% of the Company's consolidated total assets and approximately 2% of the Company's consolidated total revenues as of and for the year ended December 31, 2018 (excluding acquired goodwill and intangible assets which are included within the scope of the Company's assessment). Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Abaxis (excluding acquired goodwill and intangibles assets which are included within the scope of our assessment).
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

/s/ KPMG LLP
Short Hills, New Jersey
February 14, 2019

62 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2018	2017	2016
Revenue	$5,825	$5,307	$4,888
Costs and expenses:
Cost of sales(a)	1,911	1,775	1,666
Selling, general and administrative expenses(a)	1,484	1,334	1,364
Research and development expenses(a)	432	382	376
Amortization of intangible assets	117	91	85
Restructuring charges and certain acquisition-related costs	68	19	5
Interest expense, net of capitalized interest	206	175	166
Other (income)/deductions––net	(83)	6	(2)
Income before provision for taxes on income	1,690	1,525	1,228
Provision for taxes on income	266	663	409
Net income before allocation to noncontrolling interests	1,424	862	819
Less: Net loss attributable to noncontrolling interests	(4)	(2)	(2)
Net income attributable to Zoetis	$1,428	$864	$821
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$2.96	$1.76	$1.66
Diluted	$2.93	$1.75	$1.65
Weighted-average common shares outstanding:
Basic	483.063	489.918	495.715
Diluted	486.898	493.161	498.225
Dividends declared per common share	$0.542	$0.441	$0.390

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
63 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Net income before allocation to noncontrolling interests	$1,424	$862	$819
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Unrealized (loss)/gain on derivatives, net(a)	(1)	(11)	10
Foreign currency translation adjustments, net	(125)	98	17
Benefit plans: Actuarial gain/(loss), net(a)	2	8	(6)
Total other comprehensive income/(loss), net of tax	(124)	95	21
Comprehensive income before allocation to noncontrolling interests	1,300	957	840
Comprehensive loss attributable to noncontrolling interests	(4)	—	(3)
Comprehensive income attributable to Zoetis	$1,304	$957	$843

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
64 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2018	2017
Assets
Cash and cash equivalents(a)	$1,602	$1,564
Short-term investments	99	—
Accounts receivable, less allowance for doubtful accounts of $24 in 2018 and $25 in 2017	1,036	998
Inventories	1,391	1,427
Other current assets	271	228
Total current assets	4,399	4,217
Property, plant and equipment, less accumulated depreciation of $1,599 in 2018 and $1,471 in 2017	1,658	1,435
Goodwill	2,519	1,510
Identifiable intangible assets, less accumulated amortization	2,046	1,269
Noncurrent deferred tax assets	61	80
Other noncurrent assets	94	75
Total assets	$10,777	$8,586

Liabilities and Equity
Short-term borrowings	$9	$—
Accounts payable	313	261
Dividends payable	79	61
Accrued expenses	487	432
Accrued compensation and related items	266	236
Income taxes payable	35	60
Other current liabilities	34	44
Total current liabilities	1,223	1,094
Long-term debt, net of discount and issuance costs	6,443	4,953
Noncurrent deferred tax liabilities	474	380
Other taxes payable	265	172
Other noncurrent liabilities	187	201
Total liabilities	8,592	6,800
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 479,562,326 and 486,130,461 shares outstanding at December 31, 2018 and 2017, respectively	5	5
Treasury stock, at cost, 22,328,917 and 15,760,782 shares of common stock at December 31, 2018 and 2017, respectively	(1,487)	(852)
Additional paid-in capital	1,026	1,013
Retained earnings	3,270	2,109
Accumulated other comprehensive loss	(629)	(505)
Total Zoetis Inc. equity	2,185	1,770
Equity attributable to noncontrolling interests	—	16
Total equity	2,185	1,786
Total liabilities and equity	$10,777	$8,586

(a)	As of December 31, 2018, and December 31, 2017, includes $5 million and $6 million, respectively, of restricted cash.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
65 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2015	$5	$(203)	$1,012	$876	$(622)	$23	$1,091
Net income/(loss)	—	—	—	821	—	(2)	819
Other comprehensive income/(loss)	—	—	—	—	22	(1)	21
Share-based compensation awards(b)	—	82	9	(27)	—	—	64
Treasury stock acquired(c)	—	(300)	—	—	—	—	(300)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	3	—	—	—	3
Divestitures(e)	—	—	—	—	2	(8)	(6)
Dividends declared	—	—	—	(193)	—	—	(193)
Balance, December 31, 2016	$5	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Net income/(loss)	—	—		864	—	(2)	862
Other comprehensive income	—	—	—	—	93	2	95
Consolidation of a noncontrolling interest(f)	—	—	—	—	—	18	18
Purchases of shares from a noncontrolling interest(g)	—	—	(29)		—	(14)	(43)
Share-based compensation awards(b)	—	69	15	(16)	—	—	68
Treasury stock acquired(c)	—	(500)	—	—	—	—	(500)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	3	—	—	—	3
Dividends declared	—	—	—	(216)	—	—	(216)
Balance, December 31, 2017	$5	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Net income/(loss)	—	—	—	1,428	—	(4)	1,424
Other comprehensive loss	—	—	—	—	(124)	—	(124)
Acquisition of a noncontrolling interest(f)	—	—	(14)	—	—	(12)	(26)
Share-based compensation awards(b)	—	63	24	(6)	—	—	81
Treasury stock acquired(c)	—	(698)	—	—	—	—	(698)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	3	—	—	—	3
Dividends declared	—	—	—	(261)	—	—	(261)
Balance, December 31, 2018	$5	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185

(a)
As of December 31, 2018 and 2017, respectively, there were 479,562,326 and 486,130,461 outstanding shares of common stock and 22,328,917 and 15,760,782 shares or treasury stock. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 15. Stockholders' Equity.

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

(e)	Reflects the divestiture of our share of our Taiwan joint venture. See Note 5B. Acquisitions and Divestitures: Divestitures.

(f)	For the twelve months ended December 31, 2018 and 2017, represents the acquisition and consolidation of a European livestock monitoring company.

(g)
Represents the acquisition of the remaining 55 percent noncontrolling interest in Jilin Zoetis Guoyuan Animal Health Co., Ltd., a variable interest entity previously consolidated by Zoetis as the primary beneficiary.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
66 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Operating Activities
Net income before allocation to noncontrolling interests	$1,424	$862	$819
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	308	242	240
Share-based compensation expense	53	44	37
Asset write-offs and asset impairments	4	3	5
Net (gain)/loss on sales of assets	(42)	11	(26)
Provision for losses on inventory	54	54	105
Deferred taxes(a)	(112)	127	(55)
Employee benefit plan contribution from Pfizer Inc.	3	3	3
Other non-cash adjustments	(14)	10	19
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(67)	(50)	15
Inventories	61	19	(101)
Other assets	(42)	(16)	(50)
Accounts payable	37	(10)	(28)
Other liabilities	56	(38)	(290)
Other tax accounts, net	67	85	20
Net cash provided by operating activities	1,790	1,346	713
Investing Activities
Capital expenditures	(338)	(224)	(216)
Acquisition of Abaxis, net of cash acquired	(1,884)	—	—
Other acquisitions	(114)	(82)	(88)
Net proceeds from sales of assets	56	37	90
Proceeds from maturities and redemptions of investments	28	—	—
Other investing activities	(7)	(1)	—
Net cash used in investing activities	(2,259)	(270)	(214)
Financing Activities
Increase/(decrease) in short-term borrowings, net	8	—	(5)
Principal payments on long-term debt	—	(750)	(400)
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	1,485	1,231	—
Payment of contingent consideration related to previously acquired assets	(12)	(7)	(32)
Share-based compensation-related proceeds, net of taxes paid on withholding shares and excess tax benefits	19	24	25
Purchases of treasury stock	(698)	(500)	(300)
Cash dividends paid	(243)	(206)	(188)
Acquisition of a noncontrolling interest	(26)	(43)	—
Payment of debt issuance costs	—	—	(3)
Net cash provided by/(used in) financing activities	533	(251)	(903)
Effect of exchange-rate changes on cash and cash equivalents	(26)	12	(23)
Net increase/(decrease) in cash and cash equivalents	38	837	(427)
Cash and cash equivalents at beginning of period	1,564	727	1,154
Cash and cash equivalents at end of period	$1,602	$1,564	$727

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
67 |

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$336	$455	$408
Interest, net of capitalized interest	190	167	165
Non-cash transactions:
Capital expenditures	$7	$5	$8
Contingent purchase price consideration	—	29	27
Dividends declared, not paid	79	61	52

(a)
Reflects the reclassification of the one-time deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018, payable over eight years.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
68 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description
Zoetis Inc. (including its subsidiaries, collectively, Zoetis, the company, we, us or our) is a global leader in the discovery, development, manufacture and commercialization of animal health medicines, vaccines and diagnostic products with a focus on both livestock and companion animals. We organize and operate our business in two geographic regions: the United States (U.S.) and International.
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within six major product categories: anti-infectives, vaccines, parasiticides, medicated feed additives, animal health diagnostics and other pharmaceuticals.
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
3.    Significant Accounting Policies
Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board (FASB) issued an accounting standards update to align existing guidance on accounting for income taxes, pursuant to guidance provided by a Staff Accounting Bulletin published by the SEC on December 22, 2017. The update addresses the challenges in accounting for the effects of the Tax Cuts and Jobs Act (the Tax Act), enacted on December 22, 2017, in the period of enactment and required companies to report provisional amounts for those specific income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined. Provisional amounts were subject to adjustment during a measurement period of up to one year from the enactment date. For additional information, see Note 8. Tax Matters.

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

In March 2017, the FASB issued an accounting standards update to simplify and improve the reporting of net periodic pension benefit cost by requiring only present service cost to be presented in the same line item as other current employee compensation costs while remaining components of net periodic benefit cost would be presented within Other (income)/deductions— net outside of operations. We adopted this guidance as of January 1, 2018, the required effective date. The new standard did not have a significant impact on our consolidated financial statements.

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

69 |

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
In February 2018, the FASB issued an accounting standards update which permits companies to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the new federal corporate income tax rate. In the period of adoption, a company may choose to either apply the amendments retrospectively to each period in which the effect of the change in federal income tax rate is recognized or to apply the amendments in that reporting period. We will adopt this guidance as of January 1, 2019, the required effective date. Adoption of this standard will not have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We plan to adopt this guidance as of January 1, 2019, using the effective date as the date of initial application. As permitted, utilizing an optional transition method, a cumulative-effect adjustment to the opening balance of retained earnings will be recognized in the period of adoption, and financial information and disclosure for periods prior to the date of initial application will not be updated. We have substantially completed our implementation of a lease accounting system and our evaluation of lease contracts, accounting policy elections and the impact of adoption on our consolidated financial statements. We do not expect the total of right of use assets and corresponding lease liabilities, recorded in conjunction with adoption, to exceed $200 million each. Adoption of the standard will not have a significant impact on our consolidated statements of income.
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
Revenue, Deductions from Revenue and the Allowance for Doubtful Accounts
We recognize revenue from product sales when control of the goods has transferred to the customer, which is typically once the goods have shipped and the customer has assumed title. Revenue reflects the total consideration to which we expect to be entitled (i.e., the transaction price), in

70 |

exchange for products sold, after considering various types of variable consideration including rebates, sales allowances, product returns and discounts.
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
Although the amounts recorded for these deductions from revenue are dependent on estimates and assumptions, historically our adjustments to actual results have not been material. The sensitivity of our estimates can vary by program, type of customer and geographic location.
As of December 31, 2018, and 2017, accruals for deductions from revenue included in Accrued expenses are approximately $146 million and $141 million, respectively.
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities, is recorded within Other current liabilities and Other noncurrent liabilities, and is recognized once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of the adoption date and subsequently recognized as revenue during 2018 were approximately $2 million. Contract liabilities as of December 31, 2018 were approximately $9 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2018 is not material.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $158 million in 2018, $154 million in 2017 and $119 million in 2016.
Shipping and handling costs totaled approximately $56 million in 2018, $53 million in 2017 and $51 million in 2016.
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

71 |

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

•
For goodwill, we test for impairment on at least an annual basis, or more frequently if impairment indicators exist, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2018, we performed a quantitative impairment assessment as of September 30, 2018, which did not result in the impairment of goodwill associated with any of our reporting units. In 2017, we performed both qualitative and select quantitative impairment assessments as of October 1, 2017, which did not result in the impairment of goodwill associated with any of our reporting units.

Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of five to ten years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $18 million and $8 million of internal-use software for the years ended December 31, 2018, and 2017, respectively. Depreciation expense for capitalized software was $23 million in 2018, $21 million in 2017 and $19 million in 2016.
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

72 |

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
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2018, and 2017, Accounts receivable, less allowance for doubtful accounts, of $1,036 million and $998 million, respectively, includes approximately $41 million and $62 million, respectively, of other receivables, such as trade notes receivable and royalty receivables, among others.
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

73 |

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
As of December 31, 2018 and 2017, accruals for asset retirement obligations are $22 million and $19 million, respectively, and are primarily included in Other noncurrent liabilities.
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
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We refer to a single product in all brands, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both livestock and companion animals across each of our major product categories.
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

74 |

•	medicated feed additives: products added to animal feed that provide medicines to livestock; and

•
animal health diagnostics: portable blood and urine analysis systems and point-of-care diagnostic products, including instruments and reagents, rapid immunoassay tests, reference laboratory kits and blood glucose monitors.

Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in complementary areas, including biodevices and genetic tests.
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
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, receiving increased medical treatment and benefiting from advances in animal health medicines and vaccines.
The following tables present our revenue disaggregated by geographic area, species, and major product category.
Revenue by geographic area

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
United States	$2,877	$2,620	$2,447
Australia	189	176	157
Brazil	295	300	245
Canada	203	184	173
China	211	174	145
France	130	121	117
Germany	147	137	125
Italy	104	89	83
Japan	149	138	127
Mexico	100	86	76
Spain	110	93	82
United Kingdom	181	149	151
Other developed markets	361	339	302
Other emerging markets	710	657	607
	5,767	5,263	4,837

Contract manufacturing & human health diagnostics	58	44	51

Total Revenue	$5,825	$5,307	$4,888
Certain amounts may reflect rounding adjustments.

75 |

Revenue exceeded $100 million in ten countries outside the United States in 2018 and eight countries outside the United States in 2017 and 2016. The United States was the only country to contribute more than 10% of total revenue in each year.
Revenue by major species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
U.S.
Livestock	$1,269	$1,244	$1,227
Companion animal	1,608	1,376	1,220
	2,877	2,620	2,447
International
Livestock	1,885	1,793	1,654
Companion animal	1,005	850	736
	2,890	2,643	2,390
Total
Livestock	3,154	3,037	2,881
Companion animal	2,613	2,226	1,956
Contract manufacturing & human health diagnostics	58	44	51

Total Revenue	$5,825	$5,307	$4,888
Certain amounts may reflect rounding adjustments.

Revenue by species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Livestock:
Cattle	$1,754	$1,735	$1,653
Swine	663	621	602
Poultry	522	479	457
Fish	132	118	90
Other	83	84	79
	3,154	3,037	2,881
Companion Animal:
Horses	168	151	150
Dogs and Cats	2,445	2,075	1,806
	2,613	2,226	1,956

Contract manufacturing & human health diagnostics	58	44	51

Total Revenue	$5,825	$5,307	$4,888
Certain amounts may reflect rounding adjustments.

76 |

Revenue by product category

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Vaccines	$1,488	$1,373	$1,245
Other pharmaceuticals	1,372	1,181	988
Anti-infectives	1,280	1,253	1,255
Parasiticides	836	763	659
Medicated feed additives	485	475	500
Animal health diagnostics	136	44	38
Other non-pharmaceuticals	170	174	152
	5,767	5,263	4,837

Contract manufacturing & human health diagnostics	58	44	51

Total Revenue	$5,825	$5,307	$4,888
Certain amounts may reflect rounding adjustments.

B.	Other Revenue Information
Significant Customers
We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. We sell our companion animal products primarily to veterinarians who then sell the products to pet owners. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 13%, 14% and 13% of total revenue for 2018, 2017, and 2016, respectively.
5.    Acquisitions and Divestitures

A.	Acquisitions
Acquisition of Abaxis, Inc.
On July 31, 2018, we completed the acquisition of Abaxis, Inc. (Abaxis), a California corporation and a leader in the development, manufacture and marketing of diagnostic instruments for veterinary point-of-care services. We acquired all of the outstanding common shares of Abaxis for $83.00 per share in cash resulting in Abaxis becoming our wholly owned subsidiary. The acquisition enhances our presence in animal health diagnostics.
The acquisition date fair value of the consideration transferred was approximately $1,962 million, which consisted of the following:

(MILLIONS OF DOLLARS)	Amounts
Cash paid to Abaxis' shareholders(a)	$1,898
Cash paid for equity awards attributable to pre-merger services(b)	54
Fair value of Zoetis equity awards issued in exchange for outstanding Abaxis equity awards pertaining to pre-merger service(c)	10
Total consideration	$1,962

(a)	Represents cash paid for cancellation and conversion of each outstanding share of Abaxis' common stock at the acquisition date.

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
During the three months ended December 31, 2018, the company recorded measurement period adjustments to reflect the facts and circumstances in existence as of the acquisition date. These adjustments primarily include an increase to Property, plant and equipment of $5 million, a reduction to Identifiable intangible assets of $3 million, an increase to Other current liabilities of $4 million, and a corresponding decrease to Goodwill of $6 million. These measurement period adjustments primarily related to changes in preliminary valuation assumptions, including market participant estimates of cash flows, as well as other initial estimates. The fair values in the table below, which presents the preliminary fair values allocated to Abaxis' assets and liabilities as of the acquisition date, have been updated to reflect these measurement period adjustments.

77 |

(MILLIONS OF DOLLARS)	Amounts
Cash and cash equivalents	$64
Short term investments(a)	107
Accounts receivable(b)	30
Inventories(c)	79
Other current assets	6
Property, plant and equipment(d)	54
Identifiable intangible assets(e)	895
Other noncurrent assets	29
Accounts payable	(21)
Accrued compensation and related items	(10)
Other current liabilities	(22)
Other noncurrent liabilities	(11)
Noncurrent deferred tax liabilities(f)	(215)
Total net assets acquired	985
Goodwill(g)	977
Total consideration	$1,962

(a)	Short term investments include investments in debt securities that are classified as available-for-sale and measured at fair value.

(b)	The fair value approximates the gross contractual amount of accounts receivable. The contractual amount not expected to be collected is immaterial.

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

(f)
The acquisition was structured as a stock purchase and therefore we assumed the historical tax basis of Abaxis' assets and liabilities. The preliminary estimate of deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax basis. The components of the Abaxis net deferred tax liability are included within amounts reported in Note 8. Tax Matters.

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

The preliminary fair values are substantially complete subject to finalization of legal entity fair values (which may impact the fair values of identifiable intangible assets, deferred taxes and goodwill) and tax returns for the pre-acquisition period (which may impact the fair values of deferred taxes, income taxes payable and goodwill). Adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
The Company incurred acquisition-related costs of approximately $61 million for the year ended December 31, 2018, which are included within Restructuring charges and certain acquisition-related costs on our condensed consolidated statements of income.
The following table presents information for Abaxis' operations from the acquisition date through December 31, 2018 which are included in our condensed consolidated statements of income for the year ended December 31, 2018:

(MILLIONS OF DOLLARS)	July 31 - December 31, 2018
Revenue	$107
Net loss attributable to Zoetis Inc.(a)	$68

(a)
Included in the net loss are (i) $18 million of cost of goods sold related to the preliminary fair value adjustment for acquisition date inventory estimated to have been sold during the period ended December 31, 2018, (ii) $53 million of amortization expense related to the preliminary fair value of identifiable intangible assets recognized at the acquisition date, (iii) $1 million of depreciation expense related to the preliminary fair value adjustment of property, plant, and equipment recognized at the acquisition date, (iv) $18 million of severance costs directly related to the acquisition, and (v) the applicable tax impact of above adjustments based on the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred.

78 |

Supplemental Pro Forma Information (Unaudited):
The following table provides unaudited supplemental pro forma financial information as if the acquisition of Abaxis had occurred on January 1, 2017.

	Year Ended December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2018	2017
Revenue	$5,980	$5,542
Net income attributable to Zoetis Inc.	1,402	706
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
The unaudited supplemental pro forma financial information reflects primarily the following pro forma adjustments:

•
Acquisition-related costs incurred by Zoetis and Abaxis of $82 million have been removed for the year ended December 31, 2018. Acquisition-related costs of $60 million are assumed to be have been incurred during the year ended December 31, 2017.

•
Additional amortization expense of $77 million for the year ended December 31, 2018, and $130 million for the year ended December 31, 2017, related to the preliminary fair value estimate of identified intangible assets acquired.

•
Additional depreciation expense of $2 million for the year ended December 31, 2018, and $3 million for the year ended December 31, 2017, related to the preliminary estimate of fair value adjustments to property, plant and equipment acquired.

•
Adjustment related to the preliminary estimate of the non-recurring fair value adjustment to acquisition date inventory estimated to have been sold, resulting in $18 million removed for the year ended December 31, 2018, and $33 million added for the year ended December 31, 2017.

•
Additional interest expense and amortization of debt issuance costs for the debt issuance to finance the acquisition, resulting in $36 million added for the year ended December 31, 2018, and $57 million added for the year ended December 31, 2017.

•
Adjustments related to the post merger share-based compensation expense of the replacement awards are $4 million for the year ended December 31, 2018, and $13 million for the year ended December 31, 2017.

•	Applicable tax impact of the above adjustments based on the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred.
Other Acquisitions
During 2018, we completed the acquisition of a manufacturing business in Ireland and the noncontrolling interest of a European livestock monitoring company. These transactions did not have a significant impact on our consolidated financial statements.

During 2017, we completed the acquisitions of the remaining 55 percent noncontrolling interest in Jilin Zoetis Guoyuan Animal Health Co., Ltd. (a variable interest entity previously consolidated by Zoetis as the primary beneficiary), an Irish biologic therapeutics company, and a Norwegian fish vaccination company. In addition, we also consolidated a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary. These transactions did not have a significant impact on our consolidated financial statements.

B.	Divestitures
In September 2018, we received total cash proceeds of approximately $47 million related to the divestiture of certain agribusiness products within our international segment. During the fourth quarter of 2018, we recorded a net pre-tax gain of approximately $42 million within Other (income)/deductions— net, related to this divestiture.
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
Additionally, in the second quarter of 2017, we recorded a $4 million expense within Other (income)/deductions—net related to the February 12, 2016 sale of two of our manufacturing sites in the United States, Laurinburg, North Carolina, and Longmont, Colorado, to Huvepharma NV, a European animal health company.

79 |

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
During 2015, we launched a comprehensive operational efficiency program and a supply network strategy initiative. These initiatives have focused on reducing complexity in our product portfolios, changing our selling approach in certain markets, reducing our presence in certain countries, and planning to sell or exit 10 manufacturing sites over a long term period. As part of these initiatives, we have reduced certain positions through divestitures, normal attrition and involuntary terminations. The comprehensive operational efficiency program is substantially complete and we have exited eight of the ten manufacturing sites as part of the supply network strategy initiative, which we expect to complete over the next several years.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$21	$6	$3
Transaction costs(b)	21	—	—
Restructuring charges(c)(d):
Employee termination costs/(reversals)	25	10	(2)
Exit costs	1	3	4
Total Restructuring charges and certain acquisition-related costs	$68	$19	$5

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(c)	The restructuring charges for the year ended December 31, 2018, are primarily related to:

•	employee termination costs of $7 million in Europe as a result of initiatives to better align our organizational structure;

•	employee termination costs of $21 million related to the acquisition of Abaxis; and

•	a net reversal of employee termination costs of $3 million, and exit costs of $1 million as a result of our operational efficiency initiative and supply network strategy initiative.

The restructuring charges for the year ended December 31, 2017, are primarily related to:

•	a net increase in employee termination costs of $2 million related to the operational efficiency initiative and supply network strategy initiative;

•	employee termination costs of $4 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, and

•	employee termination costs of $4 million in Europe, as a result of initiatives to better align our organizational structure.

The restructuring charges for the years ended December 31, 2016 primarily relate to our operational efficiency initiative and supply network strategy.

(d)	The restructuring charges are associated with the following:

•	For the year ended December 31, 2018, International of $7 million and Manufacturing/research/corporate of $19 million.

•	For the year ended December 31, 2017, International of $2 million, and Manufacturing/research/corporate of a $11 million.

•	For the year ended December 31, 2016, U.S. of $1 million, International of a $13 million reversal and Manufacturing/research/corporate of $14 million.

80 |

The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2015	$221	$1	$222
Provision	(2)	4	2
Utilization and other(a)	(129)	(5)	(134)
Balance, December 31, 2016	$90	$—	$90
Provision	10	3	13
Utilization and other(a)	(59)	(3)	(62)
Balance, December 31, 2017(b)	$41	$—	$41
Provision	25	1	26
Utilization and other(a)	(21)	(1)	(22)
Balance, December 31, 2018(b)	$45	$—	$45

(a)	Includes adjustments for foreign currency translation.

(b)	At December 31, 2018 and 2017, included in Accrued Expenses ($27 million and $19 million, respectively) and Other noncurrent liabilities ($18 million and $22 million, respectively).

7.	Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Royalty-related income(a)	$(28)	$(12)	$(30)
Interest income	(31)	(13)	(8)
Identifiable intangible asset impairment charges	—	—	1
Net (gain)/loss on sale of assets(b)	(40)	11	(26)
Certain legal and other matters, net(c)	—	(8)	14
Foreign currency loss(d)	31	29	49
Other, net(e)	(15)	(1)	(2)
Other (income)/deductions—net	$(83)	$6	$(2)

(a)	For 2017, includes an adjustment to our royalty income.

(b)
For 2018, represents a gain on the divestiture of certain agribusiness products within our International segment, and a net loss related to sales of certain manufacturing sites and products as part of our supply network strategy initiative. For 2017, primarily represents a net loss related to sales of certain manufacturing sites and products, including our manufacturing site in Guarulhos, Brazil, as part of our operational efficiency initiative and supply network strategy. For 2016, represents a net gain on the sale of certain manufacturing sites and products, partially offset by the loss on the sale of our share of our Taiwan joint venture, as part of our operational efficiency initiative.

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

(e)	For 2018, primarily includes a net gain related to the relocation of a manufacturing site in China.

8.	Tax Matters

A.	Taxes on Income
The income tax provision in the consolidated statements of income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code. Based on the information available at that time, for the year ended December 31, 2017, the company calculated a reasonable estimate and recorded a provisional net tax expense of $212 million related to the one-time mandatory deemed repatriation tax, payable over eight years, partially offset by the remeasurement of the deferred tax assets and liabilities due to the reduction in the U.S. federal corporate tax rate. Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies reported provisional amounts for those specific income tax effects of the Tax Act for which the accounting was incomplete

81 |

but a reasonable estimate could be determined. Those provisional amounts were subject to adjustment during a measurement period of up to one year from the enactment date (measurement-period adjustment). Pursuant to this guidance, the estimated impact of the Tax Act was based on a preliminary review of the new tax law, projected future financial results and was subject to revision based upon further analysis, interpretation of the Tax Act and to the extent that actual results differed from projections available at that time.
In 2018, we refined our initial reasonable estimate and adjusted the provisional tax expense of $212 million. We recorded a measurement-period adjustment of $45 million as a net tax benefit related to the following:

•
One-Time Mandatory Deemed Repatriation Tax: The one-time mandatory deemed repatriation tax is imposed on previously untaxed accumulated and current earnings and profits of our foreign subsidiaries. We were able to reasonably estimate the one-time mandatory deemed repatriation tax and recorded a provisional tax obligation, with a corresponding adjustment to income tax expense for the year ended December 31, 2017. On the basis of revised computations determined during the reporting period, we recognized a measurement-period adjustment of $45 million in 2018, as a decrease to the one-time mandatory deemed repatriation tax obligation, with a corresponding adjustment to income tax benefit during the period. The effect of the measurement-period adjustment to the 2018 effective tax rate was a reduction to the rate of approximately 2.7%. In addition, we reclassified the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable. Our accounting for this element of the Tax Act is complete.

•
Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017. We did not make any measurement-period adjustments related to this item in 2018. Our accounting for this element of the Tax Act is complete.

•
Valuation Allowances: The company must assess whether its valuation allowance analyses are affected by the various aspects of the Tax Act (e.g., one-time mandatory deemed repatriation tax, global intangible low-taxed income inclusions, and new categories of foreign tax credits). We did not make any measurement-period adjustments related to this item in 2018. Our accounting for this element of the Tax Act is complete.

•
Global Intangible Low-Taxed Income (GILTI) Policy Election: The GILTI provisions of the Tax Act do not apply to the company until 2019, due to the fact that the non-U.S. subsidiaries are on a fiscal year ending November 30. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such tax cost as a current-period expense when incurred. We have adopted an accounting policy to treat the taxes due on GILTI as a current-period expense.

The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
United States	$937	$897	$723
International	753	628	505
Income before provision for taxes on income	$1,690	$1,525	$1,228
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
United States:
Current income taxes:
Federal	$199	$384	$281
State and local	32	25	3
Deferred income taxes:
Federal	(107)	113	(38)
State and local	3	2	11
Total U.S. tax provision	127	524	257
International:
Current income taxes	148	126	179
Deferred income taxes	(9)	13	(27)
Total international tax provision	139	139	152
Provision for taxes on income(a)(b)(c)	$266	$663	$409

(a)	In 2018, the Provision for taxes on income reflects the following:

•
the change in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business, the impact of non-deductible items, and the extent and location of other income and expense items, such as gains and losses on asset divestitures;

82 |

•	the reduction of the U.S. federal corporate income tax rate, from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;

•
a $45 million net tax benefit recorded in 2018, associated with a measurement-period adjustment to the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings pursuant to the Tax Act;

•	a $23 million discrete tax benefit recorded in 2018 related to the favorable impact of certain tax accounting method changes;

•	a $15 million discrete tax benefit recorded in 2018 related to the excess tax benefits for share-based compensation payments;

•	a $5 million discrete tax benefit recorded in 2018 related to a remeasurement of deferred tax assets and liabilities as a result of a change in non-U.S. statutory tax rates;

•	U.S. tax benefit related to U.S. Research and Development Tax Credit;

•	tax expense related to the changes in valuation allowances and the resolution of other tax items; and

•	tax expense related to changes in uncertain tax positions (see D. Tax Contingencies).

(b)	In 2017, the Provision for taxes on income reflects the following:

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

•	U.S. tax benefit related to U.S. Research and Development Tax Credit and the U.S. Domestic Production Activities deduction;

•	a $15 million discrete tax benefit recorded in the fourth quarter of 2017 related to the effective settlement of certain issues with U.S. and non-U.S. tax authorities;

•	a $9 million discrete tax benefit recorded in 2017 related to the excess tax benefits for share-based compensation payments;

•
a $3 million discrete tax benefit recorded in the first quarter of 2017 related to a remeasurement of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward;

•	tax expense related to the changes in valuation allowances and the resolution of other tax items; and

•	tax expense related to changes in uncertain tax positions (see D. Tax Contingencies).

(c)	In 2016, the Provision for taxes on income reflects the following:

•
the change in the jurisdictional mix of earnings, which includes the impact of the location of earnings from (i) operations and (ii) restructuring charges related to the operational efficiency initiative and supply network strategy initiative, as well as repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and as a result of operating fluctuations in the normal course of business, the impact of non-deductible items and the extent and location of other income and expense items, such as restructuring charges/(benefits), asset impairments and gains and losses on asset divestitures;

•	U.S. tax benefit related to U.S. Research and Development Tax Credit and the U.S. Domestic Production Activities deduction;

•	a $15 million discrete tax benefit recorded in the fourth quarter of 2016 related to prior period tax adjustments;

•	a $10 million discrete tax benefit recorded in the first quarter of 2016 related to a remeasurement of deferred taxes as a result of a change in statutory tax rates;

•	a $7 million discrete tax benefit recorded in 2016 related to the excess tax benefits for share-based compensation payments;

•	a $2 million discrete tax benefit related to a remeasurement of the company’s deferred tax assets and liabilities using the tax rates expected to be in place going forward;

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

83 |

Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2018	2017	2016
U.S. statutory income tax rate	21%	35%	35%
State and local taxes, net of federal benefits	1.8	0.7	0.8
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(a)	1.2	6.0	0.4
Impact of the Tax Act(b)	(3.9)	7.7	—
Impact of Tax Accounting Method Changes	(1.3)	—	—
U.S. Research and Development Tax Credit and U.S. Domestic Production Activities deduction(c)	(0.5)	(1.3)	(1.4)
Share-based compensation	(0.8)	(0.5)	(0.5)
Non-deductible / non-taxable items	(1.6)	0.5	0.2
Taxation of non-U.S. operations(d)(e)	(0.3)	(3.9)	(3.0)
Annulment of Belgium Excess Profit Ruling(f)	—	—	2.9
All other—net	0.1	(0.7)	(1.1)
Effective tax rate	15.7%	43.5%	33.3%

(a)	For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see A. Taxes on Income and D. Tax Contingencies.

(b)
In 2018, the rate impact related to the Tax Act was a decrease to our effective tax rate. This tax benefit represents the measurement-period adjustment related to the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings. In 2017, the rate impact related to the Tax Act was an increase to our effective tax rate. The provisional net tax charge represented the amount related to the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings, partially offset by a net tax benefit related to the remeasurement of the company’s deferred tax assets and liabilities due to the reduction in the U.S. federal corporate tax rate.

(c)
In all years, the decrease in the rate was due to the benefit associated with the U.S. Research and Development Tax Credit. In 2017 and 2016, the decrease in the rate was also due to the benefit associated with the U.S. Domestic Production Activities deduction.

(d)	The rate impact of taxation of non-U.S. operations was a decrease to our effective tax rate in 2016 through 2018 due to the jurisdictional mix of earnings.

(e)
In all years, the impact to the rate due to increases in uncertain tax positions was more than offset by the jurisdictional mix of earnings and other U.S. tax implications of our foreign operations described in the above footnotes.

(f)
The rate impact related to the European Commission’s negative decision on the excess profits rulings in Belgium was an increase to our effective tax rate in 2016. This net charge represents the recovery of prior tax benefits for the periods 2013 through 2015, offset by the remeasurement of the company’s deferred tax assets and liabilities using the rates expected to be in place at the time of the reversal and without consideration of implementation of any future operational changes, and does not include any benefits associated with a successful appeal of the decision.

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

84 |

C.	Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2018	2017
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$34	$54
Inventories	(2)	8
Intangibles	(370)	(170)
Property, plant and equipment	(114)	(80)
Employee benefits	54	53
Restructuring and other charges	5	4
Legal and product liability reserves	12	14
Net operating loss/credit carryforwards	128	137
Unremitted earnings	(5)	(148)
All other	—	(2)
Subtotal	(258)	(130)
Valuation allowance	(155)	(170)
Net deferred tax liability(a)(b)	$(413)	$(300)

(a)
The increase in the total net deferred tax liability from December 31, 2017 to December 31, 2018 is primarily attributable to an increase in deferred tax liabilities related to intangibles and property, plant and equipment recorded as a result of the acquisition of Abaxis, partially offset by a decrease in deferred tax liabilities related to unremitted earnings, due to a reclass of the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to reflect the liability, which became a fixed obligation in 2018, payable over eight years. In addition, the increase in the total net deferred tax liability was also attributable to a decrease in deferred tax assets related to prepaid/deferred items, inventory, net operating loss/credit carryforwards, partially offset by a decrease in valuation allowances representing the amounts determined to be unrecoverable.

(b)
In 2018, included in Noncurrent deferred tax assets ($61 million) and Noncurrent deferred tax liabilities ($474 million). In 2017, included in Noncurrent deferred tax assets ($80 million) and Noncurrent deferred tax liabilities ($380 million).

We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign, U.S. federal, and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2019 to 2038.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2018 and December 31, 2017, a valuation allowance of $155 million and $170 million, respectively, has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non-U.S. subsidiaries. As of December 31, 2018, the cumulative amount of such undistributed earnings was approximately $5.1 billion, for which we have not provided U.S. and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. Since these earnings are intended to be indefinitely reinvested overseas as of December 31, 2018, we cannot predict the time or manner of a potential repatriation. As such, other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Act, it is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the unremitted earnings due to the complexity of the hypothetical calculation.

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

85 |

Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2018, 2017 and 2016, we had approximately $182 million, $161 million and $65 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest:

•
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2018, 2017 and 2016, we had approximately $3 million, $3 million and $3 million, respectively, in assets associated with uncertain tax positions recorded in Other noncurrent assets.

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

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2018	2017	2016
Balance, January 1	$(164)	$(68)	$(61)
Increases based on tax positions taken during a prior period(a)(b)	(24)	(4)	(48)
Decreases based on tax positions taken during a prior period(a)(c)	6	12	2
Increases based on tax positions taken during the current period(a)(d)	(11)	(107)	(9)
Settlements(e)	6	—	46
Lapse in statute of limitations	2	3	2
Balance, December 31(f)	$(185)	$(164)	$(68)

(a)	Primarily included in Provision for taxes on income.

(b)
In 2018, the increases are primarily related to the impact of the Tax Act and movements on prior year positions. In 2017, the increases are primarily related to movements on prior year positions, including movements in foreign translation adjustments on prior year positions. In 2016, the increases are primarily related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. See A. Taxes on Income.

(c)
In 2018, the decreases are primarily related to movements on prior year positions and closure of audits with U.S. and non-U.S. tax authorities, including movements in foreign translation adjustments on prior year positions. In 2017, the decreases are primarily related to movements on prior year positions and effective settlement of certain issues with U.S. and non-U.S. tax authorities. In 2016, the decreases are primarily related to movements on prior year positions. See A. Taxes on Income.

(d)	In 2017, the increases are primarily related to the impact of the Tax Act. See A. Taxes on Income.

(e)
In 2018, the decreases are due to settlements with U.S. and non-U.S. tax authorities. In 2016, the decreases are due to cash payments related to the impact of the European Commission’s negative decision on the excess profits rulings in Belgium. See A. Taxes on Income.

(f)
In 2018, included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($182 million). In 2017, included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($161 million). In 2016, included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($65 million).

•
Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our consolidated statements of income. In 2018, we recorded a net interest expense of $1 million; in 2017, we recorded a net interest expense of $1 million; and in 2016, we recorded a net interest expense of $2 million. Gross accrued interest totaled $8 million, $7 million and $6 million as of December 31, 2018, 2017 and 2016, respectively, and were included in Other taxes payable. Gross accrued penalties totaled $3 million, $4 million and $4 million as of December 31, 2018, 2017 and 2016, respectively, and were included in Other taxes payable.

Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the United States including various states, and foreign jurisdictions. The United States is one of our major tax jurisdictions, and we are currently under audit for tax years 2015 and 2016. For U.S. Federal and state tax purposes, the tax years 2013 through 2018 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
In addition to the open audit years in the United States, we have open audit years in other major foreign tax jurisdictions, such as Canada (2014-2018), Asia-Pacific (2011-2018, primarily reflecting Australia, China and Japan), Europe (2012-2018, primarily reflecting France, Germany, Italy, Spain and the United Kingdom) and Latin America (2005-2018, primarily reflecting Brazil and Mexico).
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

86 |

administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible change related to our uncertain tax positions, and such changes could be significant.

9.	Financial Instruments

A.	Debt
Credit Facilities
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility). In December 2018, the maturity for the amended and restated credit facility was extended through December 2023. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. The credit facility also contains a clause which adds back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the period commencing on October 1, 2016 and ending December 31, 2019, related to operational efficiency initiatives), provided that for any twelve-month period such charges added back to Adjusted Consolidated EBITDA shall not exceed $100 million in the aggregate.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of December 31, 2018 and December 31, 2017. There were no amounts drawn under the credit facility as of December 31, 2018 or December 31, 2017.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2018, we had access to $77 million of lines of credit which expire at various times through 2019, and are generally renewed annually. We had $9 million borrowings outstanding related to these facilities as of December 31, 2018.
Commercial Paper Program and Other Short-Term Borrowings
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2018, and 2017, there was no commercial paper outstanding under this program. As of December 31, 2018, we had $9 million short-term borrowings outstanding. As of December 31, 2017, we did not have any short-term borrowings outstanding.
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
On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. These notes are comprised of $750 million aggregate principal amount of 3.000% senior notes due 2027 and $500 million aggregate principal amount of 3.950% senior notes due 2047. Net proceeds from this offering were partially used in October 2017 to repay, prior to maturity, the aggregate principal amount of $750 million, and a make-whole amount and accrued interest of $4 million, of our 1.875% senior notes due 2018. The remainder of the net proceeds were used for general corporate purposes.
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

87 |

The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2018	2017
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	—
3.250% 2018 senior notes due 2021	300	—
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	—
	6,500	5,000
Unamortized debt discount / debt issuance costs	(57)	(47)
Long-term debt, net of discount and issuance costs	$6,443	$4,953
The fair value of our long-term debt was $6,474 million and $5,291 million as of December 31, 2018, and December 31, 2017, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The principal amount of long-term debt outstanding as of December 31, 2018, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2023	2023	Total
Maturities	$—	$500	$600	$—	$1,350	$4,050	$6,500
Interest Expense
Interest expense, net of capitalized interest, was $206 million for 2018, $175 million for 2017 and $166 million for 2016. Capitalized interest expense was $9 million for 2018, $4 million for 2017, and $3 million for 2016.
B. Investments
As part of the acquisition of Abaxis, we acquired short and long-term investments in debt securities (see Note 5. Acquisitions and Divestitures). These investments are classified as available-for-sale securities and, therefore, are measured at fair value at each reporting date. The changes in fair value are recognized in Accumulated other comprehensive income/(loss). We utilized Level 2 inputs such as observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. See Note 3. Significant Accounting Policies— Fair Value.
At December 31, 2018, the investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in the debt securities at December 31, 2018, including the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale securities is as follows:

88 |

	Gross Unrealized				Maturities by Period(a)
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1 year	Over 1 to 5 years	Over 5 years	Total
Available-for-sale debt securities
Municipal Bonds	$1	$—	$—	$1	$1	$—	$—	$1
Corporate Bonds	100	—	—	100	98	2	—	100
Total debt securities	$101	$—	$—	$101	$99	$2	$—	$101
(a) Long term investments are included in Other noncurrent assets.

C.	Derivative Financial Instruments
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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro, and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:

•
For foreign exchange contracts not designated as hedging instruments, we recognize the gains and losses on forward-exchange contracts that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.3 billion and $1.4 billion, as of December 31, 2018, and December 31, 2017, respectively. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within one year.

•
For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are deferred as a component of cumulative translation adjustment within Accumulated other comprehensive loss and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The impact of the periodic exchange of interest payments is reflected within the operating section of our consolidated statement of cash flows. The aggregate notional amount of cross-currency interest rate swap contracts was 400 million euro as of December 31, 2018, with a term of up to seven years. We did not have any cross-currency interest rate swap contracts as of December 31, 2017.

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
During 2018 and 2017, we entered into forward starting interest rate swaps with an aggregate notional value of $350 million and $500 million, respectively. In addition, we entered into treasury lock trades with an aggregate notional value of $350 million and $500 million, respectively. We designated these swaps and treasury locks (contracts) as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to be used primarily to fund the acquisition of Abaxis in 2018 and to refinance our 1.875% 2013 senior notes due 2018. Upon issuance of our 2018 senior notes, we terminated the contracts we entered into in 2018 and paid $2 million in cash to the counterparties for settlement. Upon issuance of our 2017 senior notes, we terminated the contracts entered into in 2017 and paid $3 million in cash to the counterparties for settlement. See A. Debt: Senior Notes and Other Long-Term Debt. There was $0.1 million of ineffectiveness related to the forward interest rate swaps entered into in 2017 through the date of settlement which was immediately recognized as a loss within Interest expense—net of capitalized interest. In addition, in previous years we had entered into various forward-starting interest rate swap contracts that were designated as cash flow hedges and that were terminated upon issuance of fixed-rate notes. The settlement amounts, which represent the fair value of the contracts at the time of termination, were recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 2018 and 2017 senior notes.
There were no outstanding interest rate swap contracts as of December 31, 2018 and December 31, 2017.

89 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2018	2017
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$6	$10
Foreign currency forward-exchange contracts	Other current liabilities	(7)	(9)
Total derivatives not designated as hedging instruments		(1)	1

Derivatives Designated as Hedging Instruments:
Cross-currency interest rate swap contracts	Other current assets	3	—
Cross-currency interest rate swap contracts	Other non-current assets	8	—
Total derivatives designated as hedging instruments		11	—

Total derivatives		$10	$1
The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At December 31, 2018, there was no collateral posted related to our derivatives.
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
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017
Foreign currency forward-exchange contracts	$6	$(33)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on derivative instruments designated as cash flow hedges, recorded, net of tax, in Other comprehensive income/(loss), are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017
Interest rate swaps	$—	$(11)
The amounts of unrecognized net gains/(losses) on cross-currency interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017
Cross-currency interest rate swap contracts	$9	$—
Gains/(losses) on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017
Cross-currency interest rate swap contracts	$6	$—
The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

90 |

10.	Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2018	2017
Finished goods	$744	$788
Work-in-process	481	484
Raw materials and supplies	166	155
Inventories	$1,391	$1,427
11.    Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2018	2017
Land	—	$22	$22
Buildings	33 1/3 - 50	929	934
Machinery, equipment and fixtures	3 - 20	1,852	1,696
Construction-in-progress	—	454	254
		3,257	2,906
Less: Accumulated depreciation		1,599	1,471
Property, plant and equipment		$1,658	$1,435
Depreciation expense was $152 million in 2018, $142 million in 2017 and $145 million in 2016.

12.	Goodwill and Other Intangible Assets

A.	Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2016	$661	$820	$1,481
Additions / Adjustments(a)	10	7	17
Other(b)	—	12	12
Balance, December 31, 2017	$671	$839	$1,510
Additions / Adjustments (a)	594	431	1,025
Other(b)	—	(16)	(16)
Balance, December 31, 2018	$1,265	$1,254	$2,519

(a)
For 2018, primarily includes a $977 million purchase price allocation associated with the acquisition of Abaxis and $48 million related to the acquisition of a manufacturing business in Ireland. See Note 5. Acquisitions and Divestitures.

For 2017, primarily represents $9 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, as well as $10 million related to the consolidation of a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary, in the first quarter of 2017, partially offset by a $2 million reduction to the consolidation of a European livestock monitoring company in the third quarter of 2017.

(b)	Includes adjustments for foreign currency translation. For 2018, also includes $2 million related to the divestiture of certain agribusiness products within our International segment.

For 2017, also includes $3 million related to the sale of our manufacturing site in Guarulhos, Brazil.
The gross goodwill balance was $3,055 million as of December 31, 2018, and $2,046 million as of December 31, 2017. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) was $536 million as of December 31, 2018, and December 31, 2017.

91 |

B.	Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2018			As of December 31, 2017
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)(b)(c)	$1,854	$(523)	$1,331	$1,185	$(428)	$757
Brands	212	(154)	58	213	(143)	70
Trademarks and tradenames(c)	166	(51)	115	62	(47)	15
Other(c)(d)	412	(178)	234	234	(143)	91
Total finite-lived intangible assets	2,644	(906)	1,738	1,694	(761)	933
Indefinite-lived intangible assets:
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	67	—	67
In-process research and development(b)(e)	197	—	197	224	—	224
Product rights	7	—	7	8	—	8
Total indefinite-lived intangible assets	308	—	308	336	—	336
Identifiable intangible assets	$2,952	$(906)	$2,046	$2,030	$(761)	$1,269

(a)	Includes intangible assets associated with the acquisitions of a European livestock monitoring company and a Norwegian fish vaccination company.

(b)	In the first quarter of 2017, certain intangible assets, acquired in 2015 as part of the Pharmaq acquisition, were placed into service.

(c)
In connection with the acquisition of Abaxis, the company recorded $895 million of intangible assets, as shown in the table below, representing the preliminary fair value at the acquisition date. See Note 5. Acquisitions and Divestitures for additional information.

	Gross Carrying	Weighted-average
(MILLIONS OF DOLLARS)	Amount	Life (years)
Finite-lived intangible assets:
Developed technology rights	$611	10
Trademarks and tradenames	104	20
Other	180	4
Total	$895

(d)	Includes the acquisition of land use rights in China in the fourth quarter of 2017.

(e)	Includes the intangible assets related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017.
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

92 |

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
There can be no certainty that IPR&D assets ultimately will yield a successful product.
Product Rights
Product rights represent product registration and application rights that were acquired from Pfizer in 2014.

C.	Amortization
The weighted average life of our total finite-lived intangible assets is approximately 10 years. Total amortization expense for finite-lived intangible assets was $157 million in 2018, $100 million in 2017, and $95 million in 2016.
The annual amortization expense expected for the years 2019 through 2023 is as follows:

(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2023
Amortization expense	$231	$211	$182	$172	$162

D.	Impairments
For information about intangible asset impairments, see Note 7. Other (Income)/Deductions––Net.
13.    Benefit Plans
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with an employee matters agreement between Pfizer and Zoetis, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the consolidated statement of equity. The balance in the contra-equity account was approximately $10 million and $13 million as of December 31, 2018 and 2017, respectively. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and is being paid in equal installments over a period of 10 years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $6 million per year in 2018 and 2017.
Pension expense associated with the U.S. and certain significant international locations (inclusive of service cost grow-in benefits discussed above) totaled approximately $14 million in 2018, $15 million in 2017, and $14 million in 2016.

A.	International Pension Plans
Information about the dedicated pension plans, including the plans transferred to us as part of the separation from Pfizer, is provided in the tables below.
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

93 |

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017
Change in benefit obligation:
Projected benefit obligation, beginning	$129	$130
Service cost	7	7
Interest cost	3	3
Plan combinations	—	(1)
Changes in actuarial assumptions and other	(4)	(6)
Settlements and curtailments	(6)	(10)
Benefits paid	—	(5)
Adjustments for foreign currency translation	(5)	11
Other––net	(1)	—
Benefit obligation, ending	123	129
Change in plan assets:
Fair value of plan assets, beginning	69	68
Plan combinations	—	(1)
Actual return on plan assets	(1)	5
Company contributions	5	6
Settlements and curtailments	(5)	(10)
Adjustments for foreign currency translation	(2)	5
Other––net	(1)	(4)
Fair value of plan assets, ending	65	69
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(58)	$(60)

(a)	Included in Other noncurrent liabilities.
Actuarial losses were approximately $21 million ($13 million net of tax) at December 31, 2018, and $22 million ($14 million net of tax) at December 31, 2017. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive income/(loss). The actuarial losses will be amortized into net periodic benefit costs over an average period of 12.3 years.
The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into 2019 net periodic benefit cost is insignificant.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2018	2017
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$56	$58
Accumulated benefit obligation	95	97
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	60	67
Projected benefit obligation	118	128
Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Service cost	$7	$7	$9
Interest cost	3	3	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of net (gains) / losses	1	1	1
Settlement and curtailments (gains) / losses	(1)	1	(2)
Net periodic benefit cost	$7	$9	$8

94 |

Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2018	2017	2016
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.3%	2.2%	2.1%
Rate of compensation increase	3.0%	3.0%	3.1%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	2.2%	2.1%	2.5%
Expected return on plan assets	4.4%	3.9%	4.1%
Rate of compensation increase	3.0%	3.2%	2.9%
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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2018	2017
Cash and cash equivalents	$1	$1
Equity securities: Equity commingled funds	25	26
Debt securities: Government bonds	31	32
Other investments	8	10
Total(a)	$65	$69

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
Specifically, the following methods and assumptions were used to estimate the fair value of our pension assets:

•	Equity commingled funds––observable market prices.

•	Government bonds and other investments––principally observable market prices.
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2018	2018	2017
Cash and cash equivalents	0-10%	0.9%	1.0%
Equity securities	0-60%	43.0%	41.9%
Debt securities	15-100%	46.5%	45.9%
Other investments	0-100%	9.6%	11.2%
Total	100%	100%	100%
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

95 |

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
We expect to contribute approximately $5 million to our dedicated pension plans in 2019. Benefit payments are expected to be approximately $3 million for 2019, $4 million for 2020, $3 million for 2021, and $5 million for 2022 and $5 million for 2023. Benefit payments are expected to be approximately $31 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2019 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.

B.	Postretirement Plans
As discussed above, Pfizer continued to credit certain United States employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. retiree medical plans. Postretirement benefit expense associated with these U.S. retiree medical plans totaled approximately $4 million per year in 2018, 2017 and 2016 (inclusive of service cost grow-in benefits discussed above). The expected benefit payments for each of the next four years is approximately $4 million per year.
Employees in the United States who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost of the supplemental savings plan was $2 million and $7 million in 2018 and 2017, respectively.

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
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the U.S. defined contribution plans, totaled approximately $43 million in 2018, $38 million in 2017 and $40 million in 2016.

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
Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2018, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 12 million shares.

A.	Share-Based Compensation Expense
In connection with the acquisition of Abaxis, in August 2018, the company issued 502,766 restricted stock units (replacement awards) with a weighted average grant date fair value of $85.26 per RSU, per the terms of the merger agreement between Zoetis and Abaxis, in connection with unvested Abaxis employee equity awards. The Abaxis unvested equity awards were canceled and exchanged for the replacement awards using a conversion ratio stated in the merger agreement. The grant date fair value of the replacement awards that is attributable to pre merger service is $10 million and is part of the consideration transferred in exchange for the acquisition of Abaxis. The fair value of the replacement awards attributable to post merger service is $33 million and will be recorded over future vesting periods. The replacements awards vest over varying terms of continuous service up to four years from the grant date and the values are amortized on a straight-line basis over the vesting term. For additional information see Note 5. Acquisitions and Divestitures.

96 |

The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016
Stock options / stock appreciation rights	$10	$10	$10
RSUs / DSUs(a)	34	26	22
PSUs	9	8	5
Share-based compensation expense—total(b)	$53	$44	$37
Tax benefit for share-based compensation expense	(7)	(13)	(10)
Share-based compensation expense, net of tax	$46	$31	$27

(a)
For the year ended December 31, 2018, includes share-based compensation expense of $7 million related to the acquisition of Abaxis, for the post-merger service period. For additional details see Note 5. Acquisitions and Divestitures.

(b)	For each of the years ended December 31, 2018, 2017 and 2016, we capitalized approximately $1 million of share-based compensation expense to inventory.

B.	Stock Options
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
Stock options are accounted for using a fair-value-based method at the date of grant in the consolidated statement of income. The values determined through this fair-value-based method generally are amortized on a straight-line basis over the vesting term.
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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield(a)	0.69%	0.76%	0.89%
Risk-free interest rate(b)	2.74%	2.29%	1.57%
Expected stock price volatility(c)	23.61%	23.26%	26.70%
Expected term(d) (years)	6.5	6.5	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)
Determined using an equal weighting between historical volatility of the Zoetis stock price and implied volatility. The selection of the blended historical and implied volatility approach was based on our assessment that this calculation of expected volatility is more representative of future stock price trends.

(d)	Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the year ended December 31, 2018:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value(a)
	Shares	Exercise Price	(Years)	(MILLIONS)
Outstanding, December 31, 2017	4,905,884	$37.10
Granted	538,820	73.32
Exercised	(1,185,867)	30.38
Forfeited	(101,708)	49.46
Outstanding, December 31, 2018	4,157,129	$43.41	6.5	$175
Exercisable, December 31, 2018	2,198,213	$32.90	5.1	$116

(a)	Market price of underlying Zoetis common stock less exercise price.

97 |

As of December 31, 2018, there was approximately $8 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of 1.0 years.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2018	2017	2016
Weighted-average grant date fair value per stock option	$20.30	$14.31	$11.34
Aggregate intrinsic value on exercise	66	32	23
Cash received upon exercise	36	35	36
Tax benefits realized related to exercise	23	16	15

C.	Restricted Stock Units (RSUs)
Restricted stock units represent the right to receive a share of our common stock that is subject to a risk of forfeiture until the restrictions lapse at the end of the vesting period subject to the recipient's continued employment. RSUs accrue dividend equivalent units and are paid in shares of our common stock upon vesting (or cash determined by reference to the value of our common stock).
RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. Zoetis RSUs generally vest after three years of continuous service from the grant date and the values are amortized on a straight-line basis over the vesting term.
The following table provides an analysis of RSU activity for the year ended December 31, 2018:

		Weighted-Average
	RSUs	Grant Date Fair Value
Nonvested, December 31, 2017	1,661,500	$47.45
Granted	438,283	73.55
Replacement awards	502,766	85.26
Vested	(556,066)	48.97
Reinvested dividend equivalents	9,640	52.74
Forfeited	(80,464)	51.77
Nonvested, December 31, 2018	1,975,659	$62.28
As of December 31, 2018, there was approximately $58 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of 1.3 years.

D.	Deferred Stock Units (DSUs)
Deferred stock units, which were granted to non-employee compensated Directors in 2013 and 2014, represent the right to receive shares of our common stock at a future date. The DSU awards will be automatically settled and paid in shares within 60 days following the Director’s separation from service on the Board of Directors.
DSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. DSUs vested immediately as of the grant date and the values were expensed at the time of grant into Selling, general and administrative expenses.
For the years ended December 31, 2018 and 2017, there were no DSUs granted. As of December 31, 2018 and 2017, there were 73,802 and 73,359 DSUs outstanding, respectively, including dividend equivalents.

98 |

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
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 21.9% and 25.1%, respectively, in 2018, and 23.1% and 25.5%, respectively, in 2017. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term.
The following table provides an analysis of PSU activity for the year ended December 31, 2018:

		Weighted-Average
	PSUs	Grant Date Fair Value
Nonvested, December 31, 2017	408,742	$61.53
Granted	109,574	100.34
Vested	(110,158)	63.01
Reinvested dividend equivalents	2,579	68.41
Forfeited	(19,896)	63.58
Nonvested, December 31, 2018	390,841	$71.93
Shares issued, December 31, 2018	182,983	$63.14
As of December 31, 2018, there was approximately $12 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 1.0 years.

F.	Other Equity-Based or Cash-Based Awards.
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.

15.	Stockholders' Equity
Zoetis is authorized to issue 6,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. As of December 31, 2018, there was approximately $300 million remaining under this authorization. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Changes in common shares and treasury stock were as follows:

(MILLIONS OF SHARES)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2015	501.81	4.41
Share-based compensation(b)	0.08	(1.72)
Share repurchase program	—	6.34
Balance, December 31, 2016	501.89	9.04
Share-based compensation(b)	—	(1.55)
Share repurchase program	—	8.28
Balance, December 31, 2017	501.89	15.76
Share-based compensation(b)	—	(1.66)
Share repurchase program	—	8.23
Balance, December 31, 2018	501.89	22.33

(a)	Shares may not add due to rounding.

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

99 |

Upon reissuance of treasury stock, differences between the proceeds from reissuance and the cost of the treasury stock that result in gains are recorded in Additional paid-in capital. Losses are recorded in Additional paid-in capital to the extent that they can offset previously recorded gains. If no such credit exists, the differences are recorded in Retained earnings.
Accumulated other comprehensive income/(loss)
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation		Accumulated
	Derivatives	Adjustment	Benefit Plans	Other
	Net Unrealized	Net Unrealized	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	(Losses)/Gains	(Losses)/Gains	(Losses)/Gains	(Loss)/Income
Balance, December 31, 2015	$(2)	$(604)	$(16)	$(622)
Other comprehensive gain/(loss), net of tax	10	19	(7)	22
Divestiture of noncontrolling interest(a)	—	2	—	2
Balance, December 31, 2016	8	(583)	(23)	(598)
Other comprehensive (loss)/gain, net of tax	(11)	96	8	93
Balance, December 31, 2017	(3)	(487)	(15)	(505)
Other comprehensive (loss)/gain, net of tax	(1)	(124)	1	(124)
Balance, December 31, 2018	$(4)	$(611)	$(14)	$(629)

(a)	Reflects the divestiture of our share of a Taiwan joint venture.

16.	Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2018	2017	2016
Numerator
Net income before allocation to noncontrolling interests	$1,424	$862	$819
Less: net loss attributable to noncontrolling interests	(4)	(2)	(2)
Net income attributable to Zoetis Inc.	$1,428	$864	$821
Denominator
Weighted-average common shares outstanding	483.063	489.918	495.715
Common stock equivalents: stock options, RSUs, DSUs and PSUs	3.835	3.243	2.510
Weighted-average common and potential dilutive shares outstanding	486.898	493.161	498.225
Earnings per share attributable to Zoetis Inc. stockholders—basic	$2.96	$1.76	$1.66
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$2.93	$1.75	$1.65
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis as of December 31, 2018, and approximately 1 million shares as of each year ended December 31, 2017 and 2016.

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

100 |

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

101 |

On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court’s decision granting summary disposition. The Court denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case has been remanded back to the lower Court, where it will proceed to trial (unless settled) without Zoetis. The plaintiffs will have the option to seek an appeal of the lower Court’s decision granting Zoetis’ motion for summary disposition after the final adjudication of the case.
Other Matters
The European Commission published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC (previously having the name Zoetis Products LLC). Alpharma LLC’s involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of Euro 11 million (approximately $14 million) and was reimbursed in full by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013 to the General Court of the European Union. On September 8, 2016, the General Court upheld the decision of the European Commission. On November 25, 2016, we filed an appeal to the Court of Justice of the European Union. On January 24, 2019, the Court heard oral argument on the merits of the appeal, and we now await the Court’s decision.

B.	Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2018, recorded amounts for the estimated fair value of these indemnifications were not significant.
C. Purchase Commitments
As of December 31, 2018, we have agreements totaling $434 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing, information technology services and potential milestone payments deemed reasonably likely to occur.
D. Commitments under Operating Leases
We have facilities, vehicles and office equipment under various non-cancellable operating leases with third parties. Total rent expense, net of sublease rental income, was approximately $45 million in 2018, $27 million in 2017 and $25 million in 2016.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2018, follow:

						After
(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2023	2023	Total
Maturities	$38	$30	$24	$21	$15	$45	$173

18.	Segment Information

A.	Segment Information
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

102 |

Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities, includes our CSS contract manufacturing results, our human health diagnostics business, and expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the international commercial segment.

•
Corporate, includes platform functions such as business technology, facilities, legal, finance, human resources, business development, and communications, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.

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

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $10.8 billion and $8.6 billion at December 31, 2018 and 2017, respectively.

103 |

Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2018	2017	2016	2018	2017	2016
U.S.
Revenue	$2,877	$2,620	$2,447
Cost of Sales	606	565	551
Gross Profit	2,271	2,055	1,896
Gross Margin	78.9%	78.4%	77.5%
Operating Expenses	456	421	388
Other (income)/deductions	—	(3)	—
U.S. Earnings	1,815	1,637	1,508	$34	$29	$27

International
Revenue(b)	2,890	2,643	2,390
Cost of Sales	929	889	833
Gross Profit	1,961	1,754	1,557
Gross Margin	67.9%	66.4%	65.1%
Operating Expenses	559	515	501
Other (income)/deductions	3	(1)	2
International Earnings	1,399	1,240	1,054	48	44	44

Total operating segments	3,214	2,877	2,562	82	73	71

Other business activities	(337)	(313)	(309)	23	23	25
Reconciling Items:
Corporate	(666)	(625)	(684)	59	52	45
Purchase accounting adjustments	(162)	(88)	(99)	143	88	84
Acquisition-related costs	(63)	(10)	(4)	—	—	—
Certain significant items(c)	43	(25)	(57)	—	—	7
Other unallocated	(339)	(291)	(181)	1	6	8
Total Earnings(d)	$1,690	$1,525	$1,228	$308	$242	$240

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $745 million in 2018, $660 million in 2017, and $632 million in 2016.

(c)
For 2018, certain significant items primarily includes: (i) a net gain of $42 million related to the divestiture of certain agribusiness products within our International segment, (ii) a net gain of $18 million related to the relocation of a manufacturing site in China, (iii) charges related to our operational efficiency initiative and supply network strategy initiative of $9 million; and (iv) employee termination costs in Europe of $7 million.

For 2017, certain significant items primarily includes: (i) charges related to our operational efficiency initiative and supply network strategy initiative of $20 million; (ii) Zoetis stand-up costs of $3 million; (iii) employee termination costs in Europe of $4 million, (iv) income related to a commercial settlement in Mexico recorded in 2014 and 2016 of $5 million; and (iv) charges of $3 million associated with changes to our operating model.

For 2016, certain significant items primarily includes: (i) Zoetis stand-up costs of $23 million; (ii) charges related to our operational efficiency initiative and supply network strategy initiative of $10 million; (iii) charges related to a commercial settlement in Mexico of $14 million; and (iv) charges of $10 million associated with changes to our operating model.

(d)	Defined as income before provision for taxes on income.

104 |

B.	Geographic Information
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2018	2017
U.S.	$1,188	$1,047
International	470	388
Property, plant and equipment, less accumulated depreciation	$1,658	$1,435

19.    Selected Quarterly Financial Data (Unaudited)

(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	FIRST	SECOND	THIRD	FOURTH
2018
Revenue	$1,366	$1,415	$1,480	$1,564
Costs and expenses(a)	947	973	1,015	1,132
Restructuring charges and certain acquisition-related costs	2	5	47	14
Income before provision for taxes on income	417	437	418	418
Provision for taxes on income	67	55	71	73
Net income before allocation to noncontrolling interests	350	382	347	345
Net loss attributable to noncontrolling interests	(2)	(2)	—	—
Net income attributable to Zoetis	$352	$384	$347	$345
Earnings per common share--basic	$0.72	$0.79	$0.72	$0.72
Earnings per common share--diluted	$0.72	$0.79	$0.71	$0.71
2017
Revenue	$1,231	$1,269	$1,347	$1,460
Costs and expenses(a)	895	924	926	1,018
Restructuring (reversals)/charges and certain acquisition-related costs	(1)	—	8	12
Income before provision for taxes on income	337	345	413	430
Provision for taxes on income(b)	98	98	117	350
Net income before allocation to noncontrolling interests	239	247	296	80
Net income/(loss) attributable to noncontrolling interests	1	—	(2)	(1)
Net income attributable to Zoetis	$238	$247	$298	$81
Earnings per common share--basic	$0.48	$0.50	$0.61	$0.17
Earnings per common share--diluted	$0.48	$0.50	$0.61	$0.16

(a)	Costs and expenses in the fourth quarter reflect seasonal trends.

(b)	For the fourth quarter of 2017, includes a provisional net tax charge related to the impact of the Tax Act enacted on December 22, 2017. See Note 8. Tax Matters.
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

105 |

20.	Subsequent Events
On February 14, 2019, the General Court of the European Union annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. The EC has two months in which to appeal the decision of the General Court of the European Union. The company is reviewing the decision and assessing its potential impact. The company has not reflected any potential benefits in its consolidated financial statements as of December 31, 2018 associated with the decision of the General Court of the European Union.

106 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2018
Allowance for doubtful accounts	$25	$2	$(3)	$24

Year Ended December 31, 2017
Allowance for doubtful accounts	$30	$3	$(8)	$25

Year Ended December 31, 2016
Allowance for doubtful accounts	$34	$7	$(11)	$30

107 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2018, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
On July 31, 2018, Zoetis completed the acquisition of Abaxis, Inc. (Abaxis). While Zoetis has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, we continue to integrate the acquired operations of Abaxis. As such, we have excluded Abaxis from our evaluation of internal control over financial reporting. This exclusion is in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. Abaxis is a wholly-owned subsidiary with total assets (excluding acquired goodwill and intangible assets which are included within the scope of this assessment) that represented approximately 3% of Zoetis’s consolidated total assets, and total revenue that represented approximately 2% of Zoetis’s consolidated revenue, as of and for the year ended December 31, 2018.
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

108 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2019 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2019 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer Principal Accounting Officer and Controller, and the Code of Business Conduct and Ethics for members of our Board of Directors, is incorporated by reference from the discussions under the headings Corporate Governance at Zoetis in our 2019 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2019 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2019 Proxy Statement.
Executive Officers
Juan Ramón Alaix
Age 67
Chief Executive Officer and Director
Mr. Alaix has served as our Chief Executive Officer and Director since July 2012. From 2006 to 2012, he served as President of Pfizer Animal Health, our predecessor company, and was responsible for its overall strategic direction and financial performance. Under his leadership, the company grew to become a $4.3 billion enterprise in 2012. Mr. Alaix has more than 35 years’ experience in finance and management, including 20 years in the pharmaceutical industry. He joined Pfizer in 2003 and held various positions, including Regional President of Central/Southern Europe for Pfizer’s pharmaceutical business. Prior to that, Mr. Alaix held various positions with Pharmacia, including as Country President of Spain, from 1998 until Pharmacia’s acquisition by Pfizer in 2003. Earlier in his career he served in general management with Rhône-Poulenc Rorer in Spain and Belgium. In 2013, Mr. Alaix completed a two-year term as President of the International Federation for Animal Health (“IFAH”), now known as HealthforAnimals, and he continues to serve as a member of its board and executive committee. HealthforAnimals represents manufacturers of veterinary medicines, vaccines and other animal health products in both developed and emerging markets. In 2018, he was awarded the Deming Cup for Operational Excellence from the Columbia Business School for his achievements as CEO of Zoetis. A native of Spain, Mr. Alaix received a graduate degree in economics from the Universidad de Madrid.
Glenn David
Age 47
Executive Vice President and Chief Financial Officer
Mr. David has served as our Executive Vice President and Chief Financial Officer since August 2016. With more than 20 years of experience in finance and operations, Mr. David has played a key role in leading the financial operations for Zoetis since its initial public offering in 2013. He served as our Senior Vice President of Finance Operations from 2013 to 2016 and as acting Chief Financial Officer from April 2014 through August 2014. Mr. David joined Pfizer in 1999 and held various financial roles, including Vice President of Global Finance for Pfizer Animal Health, our predecessor company, and Vice President of Finance for the U.S. Primary Care franchise.
Heidi C. Chen
Age 52
Executive Vice President, General Counsel and Corporate Secretary
Ms. Chen has served as our Executive Vice President and General Counsel since October 2012, and as our Corporate Secretary since July 2012. Prior to that, Ms. Chen was Vice President and Chief Counsel of Pfizer Animal Health, our predecessor company, from 2009 to 2012. Ms. Chen joined Pfizer in 1998 and held various legal and compliance positions of increasing responsibility, including lead counsel for Pfizer’s Established Products (generics) business.
Andrew Fenton
Age 55
Executive Vice President and Chief Digital and Technology Officer
Mr. Fenton has served as our Executive Vice President and Chief Digital and Technology Officer since December 2018, having previously served as Executive Vice President and Chief Information Officer (CIO) from August 2016 to December 2018 and having joined Zoetis as Senior Vice President and CIO in 2014. From November 2013 to September 2014, Mr. Fenton was a partner and principal with EY in the Life Sciences practice supporting CIO Transformation Services, and from October 2005 to November 2013, he was Senior Vice President and CIO of Warner Chilcott. He has also held senior positions at IBM Global Services and at PricewaterhouseCoopers in the Pharmaceutical Practice.
Catherine A. Knupp
Age 58
Executive Vice President and President of Research and Development

109 |

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
Roxanne Lagano
Age 54
Executive Vice President, Chief Human Resources Officer and Communications
Ms. Lagano has served as our Executive Vice President and Chief Human Resources Officer since November 2012 and was given responsibility for corporate communications in 2015. Prior to joining Zoetis, Ms. Lagano was Senior Vice President, Global Compensation, Benefits and Wellness for Pfizer. Ms. Lagano joined Pfizer in 1997 and held various positions, including Senior Director, Business Transactions, Pfizer Worldwide Human Resources.
Clinton A. Lewis, Jr.
Age 52
Executive Vice President and Group President, International Operations, Commercial Development, Global Genetics, Aquatic Health and Human Medical Diagnostics
Mr. Lewis has served as our Executive Vice President and Group President, International Operations, Commercial Development, Global Genetics and Aquatic Health since March 2018, and was given responsibility for Human Medical Diagnostics in January 2019. He previously served as our Executive Vice President and President, International Operations from May 2015 to February 2018. From October 2012 through April 2015, he served as our Executive Vice President and President of U.S. Operations, and from 2007 to 2012, he was President of U.S. Operations for Pfizer Animal Health, our predecessor company. Mr. Lewis joined Pfizer in 1988 and held various positions across sales, marketing and general management, including Senior Vice President of Sales, U.S.; General Manager, Pfizer Caribbean; and General Manager, U.S. Anti-Infectives.
Kristin C. Peck
Age 47
Executive Vice President and Group President, U.S. Operations, Business Development and Strategy
Ms. Peck has served as our Executive Vice President and Group President, U.S. Operations, Business Development and Strategy since March 2018, having previously served as our Executive Vice President and President, U.S. Operations from May 2015 to February 2018. From October 2012 through April 2015, she served as our Executive Vice President and Group President. Ms. Peck joined Pfizer in 2004 and held various positions, including Executive Vice President, Worldwide Business Development and Innovation; Senior Vice President, Worldwide Business Development, Strategy and Innovation; Vice President, Strategic Planning; Chief of Staff to the Vice Chairman; and Senior Director, Strategic Planning. Ms. Peck also served as a member of Pfizer’s Executive Leadership Team.
Roman Trawicki
Age 55
Executive Vice President and President of Global Manufacturing and Supply
Mr. Trawicki has served as our Executive Vice President and President, Global Manufacturing and Supply since May 2015. He joined Zoetis in January 2015 as President, Global Manufacturing and Supply. From 2009 to 2014, he was GE Healthcare’s General Manager of Global Supply Chain for Medical Diagnostics, where he focused on diagnostics, injectable contrast media and nuclear medicines.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2019 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2019 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis-Corporate Governance Principles and Practices-Director Independence in our 2019 Proxy Statement.

110 |

Item 14. Principal Accounting Fees and Services.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2018 and 2017 is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2019 in our 2019 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2019 in our 2019 Proxy Statement.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.
111 |

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

112 |

EXHIBITS
The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 2.1	Agreement and Plan of Merger, dated as of May 15, 2018, by and among Zoetis Inc., Zeus Merger Sub, Inc. and Abaxis, Inc.
(incorporated by reference to Exhibit 2.1 to Zoetis Inc.'s Current Report on Form 8-K filed on
May 16, 2018 (File No. 001-35797))
Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Quarterly
Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis
Inc.’s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Zoetis Inc.’s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Fourth Supplemental Indenture, dated August 20, 2018, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on August 20, 2018
(File No. 001-35797))
Exhibit 4.7	Form of 3.450% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.8	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.9	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.10	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.11	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.12	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.13	Form of Floating Rate Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form
8-K filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.14	Form of 3.250% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.15	Form of 3.900% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.16	Form of 4.450% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to

113 |

Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.4	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.5	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.6	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.7	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.8	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.9	Zoetis Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.10	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.11	Revolving Credit Agreement, dated as of December 21, 2016, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2016 (File No. 001-35797))
Exhibit 10.11.1	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2017, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16.1 to Zoetis
Inc.’s 2017 Annual Report on Form 10-K filed on February 15, 2018 (File No. 001-35797))
Exhibit 10.11.2	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2018, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent†
Exhibit 10.12	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.14	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.15	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.16	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.17	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.18	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.19	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.20	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to
Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*

114 |

Exhibit 10.21	Zoetis Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 1, 2018 (File No. 001-35797))*
Exhibit 10.22	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013 (File No. 001-35797))*
Exhibit 10.23	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.24	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.25	364-Day Revolving Credit Agreement, dated as of July 27, 2018, among Zoetis Inc., the lenders party thereto and Barclays
Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q
filed on August 2, 2018 (File No. 001-35797))
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 †
EX-101.INS	INSTANCE DOCUMENT
EX-101.SCH	SCHEMA DOCUMENT
EX-101.CAL	CALCULATION LINKBASE DOCUMENT
EX-101.LAB	LABELS LINKBASE DOCUMENT
EX-101.PRE	PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith
*	Management contracts or compensatory plans or arrangements

115 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 14, 2019

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

Name	Title	Date

/S/ JUAN RAMÓN ALAIX	Chief Executive Officer and Director	February 14, 2019
Juan Ramón Alaix	(Principal Executive Officer)

/S/ GLENN DAVID	Executive Vice President and	February 14, 2019
Glenn David	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 14, 2019
Michael B. McCallister

/S/ PAUL M. BISARO	Director	February 14, 2019
Paul M. Bisaro

/S/ FRANK A. D'AMELIO	Director	February 14, 2019
Frank A. D’Amelio

/S/ SANJAY KHOSLA	Director	February 14, 2019
Sanjay Khosla

/s/ GREGORY NORDEN	Director	February 14, 2019
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 14, 2019
Louise M. Parent

/S/ WILLIE M. REED	Director	February 14, 2019
Willie M. Reed

/S/ LINDA RHODES	Director	February 14, 2019
Linda Rhodes

/s/ ROBERT W. SCULLY	Director	February 14, 2019
Robert W. Scully

/S/ WILLIAM C. STEERE, JR.	Director	February 14, 2019
William C. Steere, Jr.

116 |