Form 10-Q
period 2019-03-31
Zoetis Inc.
filed 2019-05-02
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZTS	New York Stock Exchange
At April 26, 2019, there were 478,656,189 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2019	2018
Revenue	$1,455	$1,366
Costs and expenses:
Cost of sales	518	447
Selling, general and administrative expenses	369	338
Research and development expenses	102	97
Amortization of intangible assets	38	23
Restructuring charges and certain acquisition-related costs	5	2
Interest expense, net of capitalized interest	56	47
Other (income)/deductions—net	(14)	(5)
Income before provision for taxes on income	381	417
Provision for taxes on income	69	67
Net income before allocation to noncontrolling interests	312	350
Less: Net loss attributable to noncontrolling interests	—	(2)
Net income attributable to Zoetis Inc.	$312	$352
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.65	$0.72
Diluted	$0.65	$0.72
Weighted-average common shares outstanding:
Basic	479.6	485.9
Diluted	483.1	489.8
Dividends declared per common share	$0.164	$0.126

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Net income before allocation to noncontrolling interests	$312	$350
Other comprehensive income, net of taxes and reclassification adjustments:
Foreign currency translation adjustments, net	31	77
Total other comprehensive income, net of tax	31	77
Comprehensive income before allocation to noncontrolling interests	343	427
Less: Comprehensive loss attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to Zoetis Inc.	$343	$428

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,728	$1,602
Short term investments	65	99
Accounts receivable, less allowance for doubtful accounts of $24 in 2019 and $24 in 2018	970	1,036
Inventories	1,361	1,391
Other current assets	255	271
Total current assets	4,379	4,399
Property, plant and equipment, less accumulated depreciation of $1,642 in 2019 and $1,599 in 2018	1,683	1,658
Operating lease right of use assets	158	—
Goodwill	2,522	2,519
Identifiable intangible assets, less accumulated amortization	1,989	2,046
Noncurrent deferred tax assets	65	61
Other noncurrent assets	87	94
Total assets	$10,883	$10,777

Liabilities and Equity
Short-term borrowings	$—	$9
Accounts payable	235	313
Dividends payable	79	79
Accrued expenses	448	487
Accrued compensation and related items	200	266
Income taxes payable	65	35
Other current liabilities	55	34
Total current liabilities	1,082	1,223
Long-term debt, net of discount and issuance costs	6,444	6,443
Noncurrent deferred tax liabilities	464	474
Operating lease liabilities	134	—
Other taxes payable	261	265
Other noncurrent liabilities	181	187
Total liabilities	8,566	8,592
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 479,026,001 and 479,562,326 shares outstanding at March 31, 2019, and December 31, 2018, respectively	5	5
Treasury stock, at cost, 22,865,242 and 22,328,917 shares of common stock at March 31, 2019, and December 31, 2018, respectively	(1,593)	(1,487)
Additional paid-in capital	1,008	1,026
Retained earnings	3,495	3,270
Accumulated other comprehensive loss	(598)	(629)
Total equity	2,317	2,185
Total liabilities and equity	$10,883	$10,777

(a)	As of March 31, 2019, and December 31, 2018, includes $3 million and $5 million, respectively, of restricted cash.

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Zoetis
					Accumulated	Equity
			Additional		Other	Attributable to
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Stock(a)	Stock(a)	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2017	$5	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Three months ended March 31, 2018
Net income	—	—	—	352	—	(2)	350
Other comprehensive income	—	—		—	76	1	77
Share-based compensation awards(b)	—	37	(24)	(1)	—	—	12
Treasury stock acquired(c)	—	(190)	—	—	—	—	(190)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Dividends declared	—	—		(61)	—	—	(61)
Balance, March 31, 2018	$5	$(1,005)	$990	$2,399	$(429)	$15	$1,975

Balance, December 31, 2018	$5	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185
Three months ended March 31, 2019
Net income/(loss)	—	—	—	312	—	—	312
Other comprehensive loss	—	—	—	—	31	—	31
Share-based compensation awards (b)	—	44	(19)	(8)	—	—	17
Treasury stock acquired(c)	—	(150)	—	—	—	—	(150)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	1	—	—	—	1
Dividends declared	—	—	—	(79)	—	—	(79)
Balance, March 31, 2019	$5	$(1,593)	$1,008	$3,495	$(598)	$—	$2,317

(a)
As of March 31, 2019, and March 31, 2018, there were 479,026,001 and 484,724,245 outstanding shares of common stock, respectively, and 22,865,242 and 17,166,998 shares of treasury stock, respectively. Treasury stock is recognized at the cost to reacquire the shares. For additional information, see Note 14. Stockholders' Equity.

(b)
Includes the issuance of shares of Zoetis Inc. common stock and the reissuance of treasury stock in connection with the vesting of employee share-based awards. Treasury stock also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements.

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Operating Activities
Net income before allocation to noncontrolling interests	$312	$350
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	98	60
Share-based compensation expense	18	11
Asset write-offs and asset impairments	1	2
Provision for losses on inventory	14	16
Deferred taxes(a)	(16)	(141)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	—	3
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	75	60
Inventories	17	(33)
Other assets	24	(2)
Accounts payable	(79)	(46)
Other liabilities	(103)	(55)
Other tax accounts, net(a)	27	163
Net cash provided by operating activities	389	389
Investing Activities
Purchases of property, plant and equipment	(63)	(53)
Proceeds from maturities and redemptions of investments	36	—
Net proceeds from sales of assets	—	8
Other investing activities	4	—
Net cash used in investing activities	(23)	(45)
Financing Activities
Decrease in short-term borrowings, net	(9)	—
Payment of contingent consideration related to previously acquired assets	(8)	(12)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	3	2
Purchases of treasury stock	(150)	(190)
Cash dividends paid	(79)	(62)
Net cash used in financing activities	(243)	(262)
Effect of exchange-rate changes on cash and cash equivalents	3	8
Net increase in cash and cash equivalents	126	90
Cash and cash equivalents at beginning of period	1,602	1,564
Cash and cash equivalents at end of period	$1,728	$1,654

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$29	$42
Interest, net of capitalized interest	96	70
Non-cash transactions:
Capital expenditures	5	1
Dividends declared, not paid	79	61

(a)
For 2018, reflects the reclassification of the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018 payable over eight years.

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the three-month periods ended February 28, 2019, and February 28, 2018.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2018 Annual Report on Form 10-K.
3. Accounting Standards
Recently Adopted Accounting Standards
In February 2018, the FASB issued an accounting standards update which permits companies to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the new federal corporate income tax rate. In the period of adoption, a company may choose to either apply the amendments retrospectively to each period in which the effect of the change in federal income tax rate is recognized or to apply the amendments in that reporting period. We adopted this guidance as of January 1, 2019, the required effective date. The company has elected to not reclassify the stranded income tax effects from accumulated other comprehensive income to retained earnings as the amount is insignificant.
In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance as of January 1, 2019, the required effective date, using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to opening retained earnings was not required in conjunction with our adoption. For additional information, see Note 10. Leases.
We have elected not to reassess whether expired or existing contracts contain leases, nor did we reassess the classification of existing leases as of the adoption date. We did not use hindsight in our assessment of lease terms as of the effective date.
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

6 |

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

7 |

Revenue by geographic area

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
United States	$718	$634
Australia	48	48
Brazil	60	70
Canada	41	40
China	60	64
France	32	33
Germany	37	38
Italy	28	27
Japan	37	41
Mexico	28	24
Spain	27	25
United Kingdom	57	52
Other developed markets	84	79
Other emerging markets	179	185
	1,436	1,360

Contract manufacturing & human health diagnostics	19	6

Total Revenue	$1,455	$1,366

Revenue by major species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
U.S.
Livestock	$273	$292
Companion animal	445	342
	718	634
International
Livestock	434	478
Companion animal	284	248
	718	726

Contract manufacturing & human health diagnostics	19	6

Total Revenue	$1,455	$1,366

8 |

Revenue by species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Livestock:
Cattle	$380	$416
Swine	149	175
Poultry	139	136
Fish	23	22
Other	16	21
	707	770
Companion Animal:
Dogs and Cats	688	549
Horses	41	41
	729	590

Contract manufacturing & human health diagnostics	19	6

Total Revenue	$1,455	$1,366

Revenue by major product category

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Vaccines	$358	$356
Anti-infectives	286	297
Other pharmaceuticals	349	319
Parasiticides	231	191
Medicated feed additives	112	137
Animal health diagnostics	60	11
Other non-pharmaceuticals	40	49
	1,436	1,360

Contract manufacturing & human health diagnostics	19	6

Total Revenue	$1,455	$1,366

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2018 and December 31, 2017, and subsequently recognized as revenue during the first three months of 2019 and 2018 were approximately $1 million and $2 million, respectively. Contract liabilities as of March 31, 2019 and March 31, 2018 were approximately $10 million and $4 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2019 is not material.
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

9 |

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

(b)
Represents cash paid for cancellation and settlement of restricted stock awards that fully vested in July 2018 as a result of service or pre-existing change-in-control provisions and termination provisions. Includes certain awards that were settled in cash during the first quarter of 2019.

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
During the three months ended March 31, 2019, the company recorded additional measurement period adjustments which were made to reflect the facts and circumstances in existence as of the acquisition date. These adjustments include a reduction to Identifiable intangible assets of $1 million, offset by the corresponding increase to goodwill. These measurement period adjustments primarily related to changes in preliminary valuation assumptions, including market participant estimates of cash flows, as well as other initial estimates. The fair values in the table below, which presents the preliminary fair values allocated to Abaxis' assets and liabilities as of the acquisition date, have been updated to reflect these measurement period adjustments.

(MILLIONS OF DOLLARS)	Amounts
Cash and cash equivalents	$64
Short term investments(a)	107
Accounts receivable(b)	30
Inventories(c)	79
Other current assets	6
Property, plant and equipment(d)	54
Identifiable intangible assets(e)	894
Other noncurrent assets	29
Accounts payable	(21)
Accrued compensation and related items	(10)
Other current liabilities	(22)
Other noncurrent liabilities	(11)
Noncurrent deferred tax liabilities(f)	(215)
Total net assets acquired	984
Goodwill(g)	978
Total consideration	$1,962

(a)	Short term investments include investments in debt securities that are classified as available-for-sale and measured at fair value.

(b)	The fair value approximates the gross contractual amount of accounts receivable. The contractual amount not expected to be collected is immaterial.

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

(e)
Identifiable intangible assets primarily consist of developed technology rights, customer relationships, and trademarks and tradenames. The preliminary estimate of fair value of identifiable intangible assets is determined using the income approach, which includes a forecast of expected future cash flows. For additional information regarding identifiable intangible assets, see Note 12. Goodwill and Other Intangible Assets.

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

10 |

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
The company incurred acquisition related costs of approximately $5 million for the three months ended March 31, 2019, which are included within Restructuring charges and certain acquisition-related costs on our condensed consolidated statements of income.
Supplemental Pro Forma Information (Unaudited):
The following table provides unaudited supplemental pro forma financial information as if the acquisition of Abaxis had occurred on January 1, 2017.

Three Months Ended
March 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2018
Revenue	$1,433
Net income attributable to Zoetis Inc.	322

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
The unaudited supplemental pro forma financial information reflects primarily the following pro forma adjustments:

•	Additional amortization expense of $33 million for three months ended March 31, 2018, related to the preliminary fair value estimate of identified intangible assets acquired.

•	Additional depreciation expense of $1 million for the three months ended March 31, 2018, related to the preliminary estimate of fair value adjustments to property, plant and equipment acquired.

•	Additional interest expense and amortization of debt issuance costs for the debt issuance to finance the acquisition, resulting in $15 million added for the three months ended March 31, 2018.

•	Adjustment related to the post merger share-based compensation expense of the replacement awards is $3 million for the three months ended March 31, 2018.

•	Applicable tax impact of the above adjustments based on the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred.

6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems. In connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the consolidated company, which may include charges related to employees, assets and activities that will not continue in the consolidated company. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and research and development (R&D), as well as functions such as business technology, shared services and corporate operations.
During 2015, we launched a comprehensive operational efficiency program and a supply network strategy initiative. These initiatives focused on reducing complexity in our product portfolios, changing our selling approach in certain markets, reducing our presence in certain countries, and selling certain manufacturing sites over a long term period. As part of these initiatives, we reduced certain positions through divestitures, normal attrition and involuntary terminations.

11 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$1
Restructuring charges(b)(c):
Employee termination costs	4	1
Total Restructuring charges and certain acquisition-related costs	$5	$2

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges for the three months ended March 31, 2019 primarily relate to the acquisition of Abaxis.
The restructuring charges for the three months ended March 31, 2018 primarily relate to the supply network strategy initiative.

(c)	The restructuring charges are associated with the following:

•	For the three months ended March 31, 2019 and March 31, 2018, Manufacturing/research/corporate of $4 million and $1 million, respectively.
The components of, and changes in, our restructuring accruals are as follows:

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2018(b)	$45
Provision	4
Utilization and other(c)	(19)
Balance, March 31, 2019(b)	$30

(a)	Changes in our restructuring accrual represents employee termination costs.

(b)	At March 31, 2019, and December 31, 2018, included in Accrued expenses ($13 million and $27 million, respectively) and Other noncurrent liabilities ($17 million and $18 million, respectively).

(c)	Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Royalty-related income	$(5)	$(7)
Interest income	(10)	(6)
Foreign currency loss(a)	—	8
Other, net	1	—
Other (income)/deductions—net	$(14)	$(5)

(a)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 18.1% for the three months ended March 31, 2019, compared with 16.1% for the three months ended March 31, 2018. The higher effective tax rate for the three months ended March 31, 2019, was primarily attributable to:

•	the impact of the global intangible low taxed income (GILTI) tax, a new provision of the Tax Cuts and Jobs Act (the Tax Act), which became effective for the company in the first quarter of 2019;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

12 |

•
a $4 million and $8 million discrete tax benefit recorded in the first quarter of 2019 and 2018, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, partially offset by:

•	a $13 million and $8 million discrete tax benefit recorded in the first quarter of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.
B. Deferred Taxes
As of March 31, 2019, the total net deferred income tax liability of $399 million is included in Noncurrent deferred tax assets ($65 million) and Noncurrent deferred tax liabilities ($464 million).
As of December 31, 2018, the total net deferred income tax liability of $413 million is included in Noncurrent deferred tax assets ($61 million) and Noncurrent deferred tax liabilities ($474 million).
C. Tax Contingencies
As of March 31, 2019, the tax liabilities associated with uncertain tax positions of $187 million (exclusive of interest and penalties related to uncertain tax positions of $12 million) are included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($184 million).
As of December 31, 2018, the tax liabilities associated with uncertain tax positions of $185 million (exclusive of interest and penalties related to uncertain tax positions of $11 million) are included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($182 million).
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
9. Financial Instruments
A. Debt
Credit Facilities
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility). In December 2018, the maturity for the amended and restated revolving credit agreement was extended through December 2023. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. The credit facility also contains a clause which adds back to Adjusted Consolidated EBITDA, any operational efficiency restructuring charge (defined as charges recorded by the company during the period commencing on October 1, 2016 and ending December 31, 2019, related to operational efficiency initiatives), provided that for any twelve-month period such charges added back to Adjusted Consolidated EBITDA shall not exceed $100 million in the aggregate.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of March 31, 2019, and December 31, 2018. There were no amounts drawn under the credit facility as of March 31, 2019, or December 31, 2018.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2019, we had access to $73 million of lines of credit which expire at various times through 2019 and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2019 and $9 million of borrowings outstanding related to these facilities as of December 31, 2018.
Commercial Paper Program and Other Short-Term Borrowings
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2019, and December 31, 2018, there was no commercial paper outstanding under this program. As of March 31, 2019, there were no short-term borrowings outstanding. As of December 31, 2018, we had $9 million of short-term borrowings outstanding.

13 |

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
The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
	6,500	6,500
Unamortized debt discount / debt issuance costs	(56)	(57)
Long-term debt, net of discount and issuance costs	$6,444	$6,443

The fair value of our long-term debt was $6,657 million and $6,474 million as of March 31, 2019, and December 31, 2018, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of March 31, 2019, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2023	Total
Maturities	$500	$600	$—	$1,350	$4,050	$6,500

14 |

Interest Expense
Interest expense, net of capitalized interest, was $56 million and $47 million, for the three months ended March 31, 2019, and March 31, 2018, respectively. Capitalized interest expense was $3 million and $2 million for the three months ended March 31, 2019, and March 31, 2018, respectively.
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
The investment securities portfolio consists of debt securities that are investment grade. Information on investments in the debt securities, including the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale securities is as follows:

	Gross Unrealized
	As of March 31, 2019				As of December 31, 2018
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Municipal Bonds	$1	$—	$—	$1	$1	$—	$—	$1
Corporate Bonds	64	—	—	64	100	—	—	100
Total debt securities	$65	$—	$—	$65	$101	$—	$—	$101

	Maturities by Period(a)
	As of March 31, 2019				As of December 31, 2018
(MILLIONS OF DOLLARS)	Within 1 year	Over 1 to 5 years	Over 5 years	Total	Within 1 year	Over 1 to 5 years	Over 5 years	Total
Available-for-sale debt securities
Municipal Bonds	$1	$—	$—	$1	$1	$—	$—	$1
Corporate Bonds	64	—	—	64	98	2	—	100
Total debt securities	$65	$—	$—	$65	$99	$2	$—	$101
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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. The derivative financial instruments primarily offset exposures in the Australian dollar, British pound, Canadian dollar, Chinese yuan, euro, and Japanese yen. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:

•
For foreign exchange contracts not designated as hedging instruments, we recognize the gains and losses on forward-exchange contracts that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.1 billion and $1.3 billion, as of March 31, 2019, and December 31, 2018, respectively. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within one year.

•
For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive loss and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these

15 |

contracts are reflected within the investing section of our condensed consolidated statement of cash flows. The aggregate notional amount of cross-currency interest rate swap contracts was 507 million euro and 25 million swiss francs as of March 31, 2019, and 400 million euro as of December 31, 2018, with various terms of up to six years.
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
There were no outstanding interest rate swap contracts as of March 31, 2019 and December 31, 2018.
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2019	2018
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$5	$6
Foreign currency forward-exchange contracts	Other current liabilities	(7)	(7)
Total derivatives not designated as hedging instruments		$(2)	$(1)

Derivatives Designated as Hedging Instruments:
Cross-currency interest rate swap contracts	Other current assets	$7	$3
Cross-currency interest rate swap contracts	Other non-current assets	15	8
Total derivatives designated as hedging instruments		22	11

Total derivatives		$20	$10

The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At March 31, 2019, there was $8 million of collateral received related to the long-term cross-currency interest rate swaps.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Foreign currency forward-exchange contracts	$(4)	$10

These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains on cross-currency interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Cross-currency interest rate swap contracts	$18	$—

16 |

Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Cross-currency interest rate swap contracts	$4	$—

The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.
10. Leases
We have facilities, vehicles and equipment under various non-cancellable operating leases with third parties. These leases generally have remaining terms ranging from one to 15 years, inclusive of renewal options that are reasonably certain of exercise.
Supplemental information for operating leases is as follows:

March 31,
(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)	2019
Supplemental Income Statement information for operating leases
Operating lease expense	$9
Variable lease payments not included in the measurement of lease liabilities	4
Short-term lease payments not included in the measurement of lease liabilities	3

Supplemental Cash Flow information for operating leases
Cash paid for amounts included in the measurement of lease liabilities	$9
Lease obligations obtained in exchange for right-of-use assets (non-cash)	176

Supplemental Balance Sheet information for operating leases
Operating lease right of use assets	$158

Operating lease liabilities
Operating lease liabilities - current	$33
Operating lease liabilities - noncurrent	134
Total operating lease liabilities	$167

Weighted-average remaining lease term—operating leases (years)	6.69
Weighted-average discount rate—operating leases	3.69%

Future minimum lease payments under non-cancellable operating lease contracts as of March 31, 2019, are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2019(a)	2020	2021	2022	2023	2023	Payments	Interest	Total
Maturities	$28	$34	$28	$24	$19	$59	$192	$(25)	$167
(a) 2019 excludes the three months ended March 31, 2019
Future minimum lease payments under non-cancellable operating lease contracts as of December 31, 2018, in accordance with the superceded leasing standard, are as follows:

						After
(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2023	2023	Total
Maturities	$38	$30	$24	$21	$15	$45	$173

Total rent expense, net of sublease rental income, in accordance with the superceded leasing standard, was approximately $45 million in 2018.

17 |

Lease Accounting Policy
Below are the significant accounting policies updated as of January 1, 2019, as a result of the adoption of the new lease accounting guidance. For additional information, see Note 3. Accounting Standards.
We determine if a contract contains a lease at inception. Our current portfolio includes only operating leases which are recorded as a right of use asset, as of the lease commencement date, in an amount equal to the present value of future payments over the lease term. We have elected not to recognize right of use assets and lease liabilities for short-term leases of vehicles and equipment with a lease term of twelve months or less.
Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. A corresponding lease liability is recorded within other current liabilities and operating lease liabilities. The present value of future payments is discounted using the rate implicit in the lease, when available. When the implicit rate is not available, as is frequently the case with our lease portfolio, the present value is calculated using our incremental borrowing rate, as determined as of the commencement date. The incremental borrowing rate represents the rate of interest that we would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As we do not borrow on a collateralized basis, our non-collateralized borrowing rate is used as an input in deriving the incremental borrowing rate.
Fixed lease payments are recognized on straight-line basis over the lease term, while variable payments are recognized in the period incurred. Variable lease payments include real estate taxes and charges for other nonlease services due to lessors that are not dependent on an index or rate and utilization based charges associated with fleet vehicles.
Our real estate and fleet lease contracts may include fixed consideration attributable to both lease and non-lease components, including non-lease services provided by the vendor, which are accounted for as a single fixed minimum payment. For leases of certain classes of machinery and equipment, contract consideration is allocated to lease and non-lease components on the basis of relative standalone price.
11. Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
Finished goods	$655	$744
Work-in-process	523	481
Raw materials and supplies	183	166
Inventories	$1,361	$1,391

12. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2018	$1,265	$1,254	$2,519
Additions	—	—	—
Other(a)	1	2	3
Balance, March 31, 2019	$1,266	$1,256	$2,522

(a) Includes a measurement period adjustment related to the acquisition of Abaxis and adjustments for foreign currency translation.
The gross goodwill balance was $3,058 million and $3,055 million as of March 31, 2019, and December 31, 2018, respectively. Accumulated goodwill impairment losses were $536 million as of March 31, 2019, and December 31, 2018.

18 |

B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2019			As of December 31, 2018
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,856	$(559)	$1,297	$1,854	$(523)	$1,331
Brands	213	(157)	56	212	(154)	58
Trademarks and trade names(a)	166	(53)	113	166	(51)	115
Other	413	(197)	216	412	(178)	234
Total finite-lived intangible assets	2,648	(966)	1,682	2,644	(906)	1,738
Indefinite-lived intangible assets:
In-process research and development	196	—	196	197	—	197
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	67	—	67
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	307	—	307	308	—	308
Identifiable intangible assets	$2,955	$(966)	$1,989	$2,952	$(906)	$2,046

(a) In connection with the acquisition of Abaxis in 2018, the company recorded $894 million of intangible assets, as shown in the table below, representing the preliminary fair value at the acquisition date. See Note 5. Acquisitions and Divestitures for additional information.

	Gross Carrying	Weighted-average
(MILLIONS OF DOLLARS)	Amount	Life (years)
Finite-lived intangible assets:
Developed technology rights	$610	10
Trademarks and tradenames	104	20
Other	180	4
Total	$894

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $58 million and $25 million for three months ended March 31, 2019, and March 31, 2018, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Stock options / stock appreciation rights	$3	$2
RSUs / DSUs(a)	12	7
PSUs	3	2
Share-based compensation expense—total(b)	$18	$11

(a)
For the three months ended March 31, 2019, includes share-based compensation expense of $5 million related to the acquisition of Abaxis, for the post-merger service period. For additional details, see Note 5. Acquisitions and Divestitures.

(b)	Amounts capitalized to inventory were insignificant.
During the three months ended March 31, 2019, the company granted 436,746 stock options with a weighted-average exercise price of $87.51 per stock option and a weighted-average fair value of $21.78 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.57%; expected dividend yield of 0.75%; expected stock price volatility of 23.10%; and expected term of 5.7 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2019, the company granted 355,747 RSUs, with a weighted-average grant date fair value of $87.50 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2019, the company granted 190,170 PSUs with a weighted-average grant date fair value of $101.51 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 20.3% and 25.3%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
14. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. As of March 31, 2019, there was approximately $151 million remaining under this authorization. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Changes in common shares and treasury stock were as follows:

(MILLIONS)	Common Shares Issued(a)	Treasury Stock(a)
Balance, December 31, 2017	501.89	15.76
Share-based compensation	—	(0.99)
Share repurchase program	—	2.40
Balance, March 31, 2018	501.89	17.17

Balance, December 31, 2018	501.89	22.33
Share-based compensation	—	(1.14)
Share repurchase program	—	1.67
Balance, March 31, 2019	501.89	22.87

(a)	Shares may not add due to rounding.

19 |

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
Accumulated other comprehensive income/(loss)
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests, were as follows:

		Currency Translation Adjustments
					Accumulated Other
	Cash Flow	Net Investment	Other Currency		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	Benefit Plans	(Loss)/Income
Balance, December 31, 2017	$(3)	$—	$(487)	$(15)	$(505)
Other comprehensive income, net of tax	—	—	76	—	76
Balance, March 31, 2018	$(3)	$—	$(411)	$(15)	$(429)

Balance, December 31, 2018	$(4)	$10	$(621)	$(14)	$(629)
Other comprehensive income, net of tax	—	8	23	—	31
Balance, March 31, 2019	$(4)	$18	$(598)	$(14)	$(598)

15. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2019	2018
Numerator
Net income before allocation to noncontrolling interests	$312	$350
Less: Net loss attributable to noncontrolling interests	—	(2)
Net income attributable to Zoetis Inc.	$312	$352
Denominator
Weighted-average common shares outstanding	479.6	485.9
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.5	3.9
Weighted-average common and potential dilutive shares outstanding	483.1	489.8

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.65	$0.72
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.65	$0.72

The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for both the three months ended March 31, 2019 and March 31, 2018.
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

20 |

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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit, by July 10, 2019, a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. We are in the process of coordinating with the other defendants with respect to the preparation of a response to the Prosecutor’s order.
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

21 |

of the agreement, the environmental company is expressly prohibited from reselling the lascadoil to be used as a component in food. The FDA inspected the Zoetis site where Avatec and Bovatec are manufactured, and found no evidence that Zoetis was involved in the contamination of the animal feed.
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court's decision granting summary disposition. The Court, denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case has been remanded back to the lower Court, where it will proceed to trial (unless settled) without Zoetis. The plaintiffs will have the option to seek an appeal of the lower Court's decision granting Zoetis' motion for summary disposition after the final adjudication of the case.
Other Matters
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On April 26, 2019, the EC announced that it will appeal the decision of the General Court. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of March 31, 2019. We will continue to monitor the developments of the appeal and its ultimate resolution.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2019, recorded amounts for the estimated fair value of these indemnifications were not significant.
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
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities, includes our Client Supply Services (CSS) contract manufacturing results, our human health diagnostics business, and expenses associated with our dedicated veterinary medicine research and development organization, research alliances,

22 |

U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the international commercial segment.

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

23 |

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
U.S.
Revenue	$718	$634
Cost of sales	147	140
Gross profit	571	494
Gross margin	79.5%	77.9%
Operating expenses	110	96
Other (income)/deductions	—	—
U.S. Earnings	461	398	$10	$8

International
Revenue(b)	718	726
Cost of sales	210	234
Gross profit	508	492
Gross margin	70.8%	67.8%
Operating expenses	132	133
Other (income)/deductions	—	1
International Earnings	376	358	13	11

Total operating segments	837	756	23	19

Other business activities	(80)	(81)	5	5
Reconciling Items:
Corporate	(162)	(153)	14	13
Purchase accounting adjustments	(66)	(23)	55	23
Acquisition-related costs	(5)	(1)	—	—
Certain significant items(c)	(70)	(3)	—	—
Other unallocated	(73)	(78)	1	—
Total Earnings(d)	$381	$417	$98	$60

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $181 million and $184 million for the three months ended March 31, 2019, and March 31, 2018, respectively.

(c)
For the three months ended March 31, 2019, primarily represents a change in estimate related to inventory costing of $68 million, and consulting fees of $2 million related to our supply network strategy.

For the three months ended March 31, 2018, primarily represents: (i) employee termination costs and consulting fees related to our supply network strategy, and (ii) a charge related to the implementation of new accounting guidance as a result of the enactment of the Tax Act.

(d)	Defined as income before provision for taxes on income.

24 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2019 and March 31, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 2, 2019

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
A summary of our 2019 performance compared with the comparable 2018 period follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational(a)
Revenue	$1,455	$1,366	7	(4)	11
Net income attributable to Zoetis	312	352	(11)	(2)	(9)
Adjusted net income(a)	424	365	16	(2)	18

(a)	Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2018 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2018 Form 10-K.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2019, approximately 46% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2019, approximately 54% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 4% from changes in foreign currency values relative to the U.S. dollar.

26 |

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

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Revenue	$1,455	$1,366	7
Costs and expenses:
Cost of sales(a)	518	447	16
% of revenue	35.6%	32.7%
Selling, general and administrative expenses(a)	369	338	9
% of revenue	25%	25%
Research and development expenses(a)	102	97	5
% of revenue	7%	7%
Amortization of intangible assets(a)	38	23	65
Restructuring charges and certain acquisition-related costs	5	2	*
Interest expense, net of capitalized interest	56	47	19
Other (income)/deductions—net	(14)	(5)	*
Income before provision for taxes on income	381	417	(9)
% of revenue	26%	31%
Provision for taxes on income	69	67	3
Effective tax rate	18.1%	16.1%
Net income before allocation to noncontrolling interests	312	350	(11)
Less: Net loss attributable to noncontrolling interests	—	(2)	(100)
Net income attributable to Zoetis	$312	$352	(11)
% of revenue	21%	26%
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

27 |

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

Revenue
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Total revenue increased by $89 million, or 7%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, an increase of $147 million, or 11%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	the acquisition of Abaxis which contributed approximately 5%;

•	price growth of approximately 4%;

•	increased volume from in-line products, primarily driven by our key dermatology products of approximately 2%, partially offset by a decline of 1% from other in-line products; and

•	volume growth from new products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 4%.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Cost of sales	$518	$447	16
% of revenue	35.6%	32.7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Cost of sales as a percentage of revenue increased from 32.7% to 35.6% in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, primarily as a result of:

•	a change in estimate related to inventory costing; and

•	the inclusion of Abaxis,
partially offset by:

•	price increases;

•	favorable product mix;

•	continued cost improvements and efficiencies in our manufacturing network; and

•	favorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Selling, general and administrative expenses	$369	$338	9
% of revenue	25%	25%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Selling, general & administrative (SG&A) expenses increased by $31 million, or 9%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, primarily as a result of:

•	the inclusion of Abaxis; and

•	an increase in certain compensation-related expenses,
partially offset by:

•	favorable foreign exchange.

28 |

Research and development expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Research and development expenses	$102	$97	5
% of revenue	7%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
R&D expenses increased by $5 million, or 5%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, primarily as a result of:

•	the inclusion of Abaxis; and

•	an increase in certain compensation-related expenses,
partially offset by:

•	favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Amortization of intangible assets	$38	$23	65
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Amortization of intangible assets increased by $15 million, or 65%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018 as a result of certain intangible assets acquired in July 2018 as part of the acquisition of Abaxis.

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Restructuring charges and certain acquisition-related costs	$5	$2	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
During 2015, we launched a comprehensive operational efficiency program and a supply network strategy initiative. These initiatives focused on reducing complexity in our product portfolios, changing our selling approach in certain markets, reducing our presence in certain countries, and selling certain manufacturing sites over a long term period. As part of these initiatives, we reduced certain positions through divestitures, normal attrition and involuntary terminations.
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
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Restructuring charges and certain acquisition-related costs increased by $3 million in the three months ended March 31, 2019 compared with the three months ended March 31, 2018, primarily due to integration costs and employee termination costs incurred in the three months ended March 31, 2019, as a result of the acquisition of Abaxis in the third quarter of 2018.

29 |

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Interest expense, net of capitalized interest	$56	$47	19
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Interest expense, net of capitalized interest, increased by $9 million, or 19% in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018.

Other (income)/deductions—net
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Other (income)/deductions—net	$(14)	$(5)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Three months ended March 31, 2019 vs. three months ended March 31, 2018
The change in Other (income)/deductions—net from income of $5 million in the three months ended March 31, 2018, to income of $14 million in the three months ended March 31, 2019, is primarily a result of higher interest income due to higher short-term interest rates and higher cash balances in the three months ended March 31, 2019, as well as foreign currency losses in the three months ended March 31, 2018.

Provision for taxes on income
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Provision for taxes on income	$69	$67	3
Effective tax rate	18.1%	16.1%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Our effective tax rate was 18.1% for the three months ended March 31, 2019, compared with 16.1% for the three months ended March 31, 2018. The higher effective tax rate for the three months ended March 31, 2019, was primarily attributable to:

•	the impact of the global intangible low taxed income (GILTI) tax, a new provision of the Tax Cuts and Jobs Act (Tax Act), which became effective for the company in the first quarter of 2019;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•
a $4 million and $8 million discrete tax benefit recorded in the first quarter of 2019 and 2018, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, partially offset by:

•	a $13 million and $8 million discrete tax benefit recorded in the first quarter of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.

30 |

Operating Segment Results
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Livestock	$273	$292	(7)%	—%	(7)%
Companion animal	445	342	30%	—%	30%
	718	634	13%	—%	13%
International
Livestock	434	478	(9)%	(8)%	(1)%
Companion animal	284	248	15%	(8)%	23%
	718	726	(1)%	(8)%	7%

Total
Livestock	707	770	(8)%	(5)%	(3)%
Companion animal	729	590	24%	(3)%	27%
Contract manufacturing & human health diagnostics	19	6	*	*	*
	$1,455	$1,366	7%	(4)%	11%
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

31 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Revenue	$718	$634	13	—	13
Cost of Sales	147	140	5	—	5
Gross Profit	571	494	16	—	16
Gross Margin	79.5%	77.9%
Operating Expenses	110	96	15	—	15
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	461	398	16	—	16

International
Revenue	718	726	(1)	(8)	7
Cost of Sales	210	234	(10)	(10)	—
Gross Profit	508	492	3	(7)	10
Gross Margin	70.8%	67.8%
Operating Expenses	132	133	(1)	(11)	10
Other (income)/deductions	—	1	*	*	*
International Earnings	376	358	5	(5)	10

Total operating segments	837	756	11	(2)	13

Other business activities	(80)	(81)	(1)
Reconciling Items:
Corporate	(162)	(153)	6
Purchase accounting adjustments	(66)	(23)	*
Acquisition-related costs	(5)	(1)	*
Certain significant items	(70)	(3)	*
Other unallocated	(73)	(78)	(6)
Income before provision for taxes on income	$381	$417	(9)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
U.S. operating segment
U.S. segment revenue increased by $84 million, or 13%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, reflecting growth of approximately $103 million in companion animal products and declines of approximately $19 million in livestock products.

•	Companion animal revenue growth was driven primarily by the inclusion of Abaxis, and increased sales of parasiticides and the key dermatology portfolio.

•
Livestock revenue declined due to decreased sales of cattle and swine products, offset by increases in poultry products. Cattle and swine were both impacted by the timing of distributor purchasing patterns for medicated feed additive products. For poultry, growth was driven by increased sales of alternatives to antibiotic medicated feed additive products.

U.S. segment earnings increased by $63 million, or 16%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, primarily due to revenue growth and improved gross margins, partially offset by higher operating expenses.

32 |

International operating segment
International segment revenue decreased by $8 million, or 1%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018. Operational revenue increased by $50 million, or 7%, driven by growth of approximately $56 million in companion animal products and declines of approximately $6 million in livestock products.

•
Companion animal revenue growth resulted primarily from increased sales of the key dermatology portfolio across multiple international markets, the inclusion of Abaxis, and growth of certain in-line products, including Simparica®.

•
Livestock revenue decreased, driven primarily by a decline in swine sales due to the negative impact of African Swine Fever in China, partially offset by growth in the poultry, fish and sheep portfolios.

Additionally, segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $58 million, or 8%, primarily driven by the depreciation of the euro, Brazilian real, Turkish lira, Argentinian peso, Australian dollar and U.K. pound.
International segment earnings increased by $18 million, or 5%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018. Operational earnings growth was $37 million, or 10%, primarily due to higher revenue and improved gross margin partially offset by higher operating expenses.
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
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Other business activities net loss decreased by $1 million, or 1%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, reflecting revenue from the acquired Abaxis human health diagnostic business, partially offset by an increase in R&D costs due to the inclusion of Abaxis expenses and compensation-related costs.
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

•
Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets, and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for acquisition and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and

•
Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with business technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.

Three months ended March 31, 2019 vs. three months ended March 31, 2018
Corporate expenses increased by $9 million, or 6%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, primarily due to higher interest expense, net of capitalized interest, associated with the additional debt issued in August 2018, and an increase in certain compensation costs not allocated to our operating segments, partially offset by favorable foreign exchange.
Other unallocated expenses declined by $5 million, or 6%, in the three months ended March 31, 2019, compared with the three months ended March 31, 2018, primarily due to the favorable impact of foreign exchange, partially offset by the inclusion of Abaxis expenses.
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

33 |

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
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements— Note 16. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

34 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
GAAP reported net income attributable to Zoetis	$312	$352	(11)
Purchase accounting adjustments—net of tax	46	12	*
Acquisition-related costs—net of tax	4	1	*
Certain significant items—net of tax	62	—	*
Non-GAAP adjusted net income(a)	$424	$365	16
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 18.8% and 18.2% for the three months ended March 31, 2019, and March 31, 2018, respectively. The higher effective tax rate for the three months ended March 31, 2019, compared with the three months ended March 31, 2018, was primarily attributable to (i) the impact of GILTI tax, a new provision to the Tax Act, which became effective for the company in the first quarter of 2019, (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and (iii) a $13 million and $8 million discrete tax benefit recorded in the first quarter of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,		%
	2019	2018	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.65	$0.72	(10)
Purchase accounting adjustments—net of tax	0.09	0.03	*
Acquisition-related costs—net of tax	0.01	—	*
Certain significant items—net of tax	0.13	—	*
Non-GAAP adjusted EPS—diluted	$0.88	$0.75	17
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Interest expense, net of capitalized interest	$56	$47
Interest income	10	6
Income taxes	98	81
Depreciation	38	33
Amortization	5	4

35 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Purchase accounting adjustments:
Amortization and depreciation(a)	$52	$21
Cost of sales(b)	14	2
Total purchase accounting adjustments—pre-tax	66	23
Income taxes(c)	20	11
Total purchase accounting adjustments—net of tax	46	12
Acquisition-related costs:
Integration costs	1	1
Restructuring costs	4	—
Total acquisition-related costs—pre-tax	5	1
Income taxes	1	—
Total acquisition-related costs—net of tax	4	1
Certain significant items:
Supply network strategy(d)	2	2
Other(e)	68	1
Total certain significant items—pre-tax	70	3
Income taxes(c)	8	3
Total certain significant items—net of tax	62	0

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$112	$13
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, for both the three months ended March 31, 2019, and March 31, 2018.

Income taxes in Certain significant items also includes a net tax benefit related to a measurement-period adjustment to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act, for the three months ended March 31, 2018.
(d) Represents consulting fees related to cost-reduction and productivity initiatives.
(e) For the three months ended March 31, 2019, primarily represents a change in estimate related to inventory costing.

36 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2019	2018
Cost of sales:
Purchase accounting adjustments	$14	$2
Consulting fees	2	1
Other	68	—
Total Cost of sales	84	3

Selling, general & administrative expenses:
Purchase accounting adjustments	18	1
Other	—	1
Total Selling, general & administrative expenses	18	2

Research & development expenses:
Purchase accounting adjustments	—	1
Total Research & development expenses	—	1

Amortization of intangible assets:
Purchase accounting adjustments	34	19
Total Amortization of intangible assets	34	19

Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs	1	1
Employee termination costs	4	1
Total Restructuring charges/(reversals) and certain acquisition-related costs	5	2

Provision for taxes on income	29	14

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$112	$13
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
Analysis of the condensed consolidated balance sheets
March 31, 2019 vs. December 31, 2018
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Short-term investments decreased as a result of maturities of debt securities.
Accounts receivable, less allowance for doubtful accounts decreased as a result lower sales related to seasonality, partially offset by the timing of rebate payment to customers and the impact of foreign exchange.
The net change in Operating lease right of use assets, and Operating lease liability relates to the adoption of the new lease accounting standard, which became effective January 1, 2019. See Notes to Condensed Consolidated Financial Statements—Note 3. Accounting Standards and Note 10. Leases.
The net change in Income taxes payable primarily reflects adjustments to the accrual for the income tax provision for the first quarter of 2019. See Notes to Condensed Consolidated Financial Statements— Note 8. Income Taxes.
Accounts payable decreased as a result of the timing of payments.
Accrued expenses decreased primarily as a result of payment of accrued expenses, including accrued interest and employee termination costs associated with the acquisition of Abaxis.

37 |

Accrued compensation and related items decreased primarily due to payment of 2018 annual bonuses to eligible employees and 2018 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2019.
Other current liabilities increased primarily due to short-term lease liabilities as a result of the adoption of the new lease accounting standard, which became effective January 1, 2019, partially offset by the payment of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland. See Notes to Condensed Consolidated Financial Statements—Note 3. Accounting Standards and Note 10. Leases.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 14. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Net cash provided by (used in):
Operating activities	$389	$389	—
Investing activities	(23)	(45)	(49)
Financing activities	(243)	(262)	(7)
Effect of exchange-rate changes on cash and cash equivalents	3	8	(63)
Net increase (decrease) in cash and cash equivalents	$126	$90	40
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Net cash provided by operating activities was $389 million for each of the three months ended March 31, 2019, and March 31, 2018. The increase in net income after non-cash adjustments was offset by timing of payments in the ordinary course of business.
Investing activities
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Our net cash used in investing activities was $23 million for the three months ended March 31, 2019, compared with net cash used in investing activities of $45 million for the three months ended March 31, 2018. The net cash used in investing activities for 2019 was primarily due to purchases of property, plant and equipment, partially offset by proceeds from maturities of debt securities and proceeds from cross-currency interest rate swaps. The net cash used in investing activities for 2018 was primarily due to purchases of property, plant and equipment, partially offset by proceeds from the 2017 sale of our manufacturing site in Guarulhos, Brazil.
Financing activities
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Our net cash used in financing activities was $243 million for the three months ended March 31, 2019, compared with net cash used in financing activities of $262 million for the three months ended March 31, 2018. The net cash used in financing activities for 2019 was primarily attributable to the purchase of treasury shares, the payment of dividends, the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland, and payment of short-term borrowings. The net cash used in financing activities for 2018 was primarily attributable to the purchase of treasury shares and the payment of dividends.
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

38 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
Cash and cash equivalents	$1,728	$1,602
Accounts receivable, net(a)	970	1,036
Long-term debt, net of discount and issuance costs	6,444	6,443
Working capital	3,297	3,176
Ratio of current assets to current liabilities	4.05:1	3.60:1

(a)
Accounts receivable are usually collected over a period of 45 to 75 days. For the three months ended March 31, 2019, compared with December 31, 2018, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
We were in compliance with all financial covenants as of March 31, 2019 and December 31, 2018. There were no amounts drawn under the credit facility as of March 31, 2019 or December 31, 2018.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2019, we had access to $73 million of lines of credit which expire at various times through 2019, and are generally renewed annually. We had $0 million, and $9 million of borrowings outstanding related to these facilities as of March 31, 2019 and December 31, 2018.
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

39 |

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
The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
2015 Senior Note due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
2018 Floating Rate Senior Note due 2021	$300 million	Three-month USD LIBOR plus 0.44%	Interest due quarterly, not subject to amortization, aggregate principal due on August 20, 2021
2018 Senior Note due 2021	$300 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2021
2013 Senior Note due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Note due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2017 Senior Note due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2018 Senior Note due 2028	$500 million	3.900%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2028
2013 Senior Note due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Note due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
2018 Senior Note due 2048	$400 million	4.450%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2048
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
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. As of March 31, 2019, there was approximately $151 million remaining under this authorization. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2019, approximately 2 million shares were repurchased.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2019, or December 31, 2018, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of March 31, 2019.
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
Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “objective,” “target,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
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

41 |

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

42 |

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
Our financial instrument holdings at March 31, 2019, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at March 31, 2019, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $13 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $17 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. At March 31, 2019, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2019, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
On July 31, 2018, the company completed the acquisition of Abaxis, Inc. (Abaxis). In our 2018 Annual Report on Form 10-K, we excluded Abaxis from our evaluation of internal control over financial reporting. Since the acquisition, Zoetis has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, and we continue to integrate the acquired operations of Abaxis. Except for changes in internal control over financial reporting relating to the integration of Abaxis, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

43 |

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 16. Commitments and Contingencies in Part I— Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Statements and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2018 Annual Report on Form 10-K.
Risks related to our business and industry
An outbreak of infectious disease carried by animals could negatively affect the sale and production of our products.
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. In recent years, outbreaks of various diseases, including African Swine Fever, avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) and porcine epidemic diarrhea virus (otherwise known as PEDv), have impacted the animal health business. For example, recent outbreaks of African Swine Fever have seriously impacted swine herds primarily in China and certain Southeast Asian countries, and as a result sales of our swine products there have been negatively impacted.  The further spread of African Swine Fever within China, and its continued expansion to other countries, could further impact the size of swine herds globally and therefore the demand for our swine products, and if widespread, could have a material impact on our financial results.  The discovery of additional cases of any of these, or new, diseases may result in additional restrictions on animal proteins, reduced herd sizes, or reduced demand for, animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
March 31, 2019:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2019	648,212	$84.46	647,368	$2,246,468,733
February 1 - February 28, 2019	749,741	$91.32	505,067	$2,201,196,469
March 1 - March 31, 2019	523,623	$96.22	520,127	$2,150,907,880
	1,921,576	$90.34	1,672,562	$2,150,907,880

(a)
The company repurchased 249,014 shares during the three-month period ended March 31, 2019, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014 (incorporated by reference to
Exhibit 3.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

44 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 2, 2019	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

May 2, 2019	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

45 |