Form 10-Q
period 2019-08-06
Zoetis Inc.
filed 2019-08-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
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
(973)-822-7000

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 2, 2019, there were 24,333,301 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2019	2018	2019	2018
Revenue	$1,547	$1,415	$3,002	$2,781
Costs and expenses:
Cost of sales	465	447	983	894
Selling, general and administrative expenses	406	359	775	697
Research and development expenses	111	102	213	199
Amortization of intangible assets	39	23	77	46
Restructuring charges and certain acquisition-related costs	22	5	27	7
Interest expense, net of capitalized interest	55	46	111	93
Other (income)/deductions—net	(6)	(4)	(20)	(9)
Income before provision for taxes on income	455	437	836	854
Provision for taxes on income	84	55	153	122
Net income before allocation to noncontrolling interests	371	382	683	732
Less: Net loss attributable to noncontrolling interests	—	(2)	—	(4)
Net income attributable to Zoetis Inc.	$371	$384	$683	$736
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.77	$0.79	$1.43	$1.52
Diluted	$0.77	$0.79	$1.41	$1.51
Weighted-average common shares outstanding:
Basic	478.8	483.8	479.2	484.8
Diluted	482.3	487.5	482.7	488.6
Dividends declared per common share	$0.164	$0.126	$0.328	$0.252

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Net income before allocation to noncontrolling interests	$371	$382	$683	$732
Other comprehensive income, net of taxes and reclassification adjustments:
Unrealized losses on derivatives for cash flow hedges, net	1	—	1	—
Foreign currency translation adjustments, net	(72)	(115)	(41)	(38)
Total other comprehensive income, net of tax	(71)	(115)	(40)	(38)
Comprehensive income before allocation to noncontrolling interests	300	267	643	694
Less: Comprehensive loss attributable to noncontrolling interests	—	(3)	—	(4)
Comprehensive income attributable to Zoetis Inc.	$300	$270	$643	$698

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,755	$1,602
Short term investments	25	99
Accounts receivable, less allowance for doubtful accounts of $26 in 2019 and $24 in 2018	994	1,036
Inventories	1,404	1,391
Other current assets	306	271
Total current assets	4,484	4,399
Property, plant and equipment, less accumulated depreciation of $1,685 in 2019 and $1,599 in 2018	1,739	1,658
Operating lease right of use assets	195	—
Goodwill	2,505	2,519
Identifiable intangible assets, less accumulated amortization	1,916	2,046
Noncurrent deferred tax assets	60	61
Other noncurrent assets	87	94
Total assets	$10,986	$10,777

Liabilities and Equity
Short-term borrowings	$—	$9
Accounts payable	290	313
Dividends payable	78	79
Accrued expenses	443	487
Accrued compensation and related items	178	266
Income taxes payable	31	35
Other current liabilities	55	34
Total current liabilities	1,075	1,223
Long-term debt, net of discount and issuance costs	6,446	6,443
Noncurrent deferred tax liabilities	446	474
Operating lease liabilities	169	—
Other taxes payable	251	265
Other noncurrent liabilities	188	187
Total liabilities	8,575	8,592
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 477,821,280 and 479,562,326 shares outstanding at June 30, 2019, and December 31, 2018, respectively	5	5
Treasury stock, at cost, 24,069,963 and 22,328,917 shares of common stock at June 30, 2019, and December 31, 2018, respectively	(1,732)	(1,487)
Additional paid-in capital	1,019	1,026
Retained earnings	3,788	3,270
Accumulated other comprehensive loss	(669)	(629)
Total equity	2,411	2,185
Total liabilities and equity	$10,986	$10,777

(a)	As of June 30, 2019, and December 31, 2018, includes $4 million and $5 million, respectively, of restricted cash.

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended June 30, 2019
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2019	501.89	$5	22.87	$(1,593)	$1,008	$3,495	$(598)	$—	$2,317
Net income	—	—	—	—	—	371	—	—	371
Other comprehensive loss	—	—	—	—	—	—	(71)	—	(71)
Share-based compensation awards	—	—	(0.24)	11	11	—	—	—	22
Treasury stock acquired	—	—	1.44	(150)	—	—	—	—	(150)
Dividends declared	—	—	—	—	—	(78)	—	—	(78)
Balance, June 30, 2019	501.89	$5	24.07	$(1,732)	$1,019	$3,788	$(669)	$—	$2,411

Three months ended June 30, 2018
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2018	501.89	$5	17.17	$(1,005)	$990	$2,399	$(429)	$15	$1,975
Net income/(loss)	—	—	—	—	—	384	—	(2)	382
Other comprehensive loss	—	—	—	—	—	—	(114)	(1)	(115)
Share-based compensation awards	—	—	(0.12)	5	11	—	—	—	16
Treasury stock acquired	—	—	2.55	(215)	—	—	—	—	(215)
Dividends declared	—	—	—	—	—	(61)	—	—	(61)
Balance, June 30, 2018	501.89	$5	19.60	$(1,215)	$1,001	$2,722	$(543)	$12	$1,982

(a)	Shares may not add due to rounding.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Six months ended June 30, 2019
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2018	501.89	$5	22.33	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185
Net income	—	—	—	—	—	683	—	—	683
Other comprehensive loss	—	—	—	—	—	—	(40)	—	(40)
Share-based compensation awards	—	—	(1.38)	55	(8)	(8)	—		39
Treasury stock acquired	—	—	3.12	(300)	—	—	—	—	(300)
Employee benefit plan contribution from Pfizer Inc.(b)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(157)	—	—	(157)
Balance, June 30, 2019	501.89	$5	24.07	$(1,732)	$1,019	$3,788	$(669)	$—	$2,411

Six months ended June 30, 2018
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2017	501.89	$5	15.76	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Net income/(loss)	—	—	—	—	—	736	—	(4)	732
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Share-based compensation awards	—	—	(1.11)	42	(13)	(1)	—	—	28
Treasury stock acquired	—	—	4.95	(405)	—	—	—	—	(405)
Employee benefit plan contribution from Pfizer Inc.(b)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—		(122)	—	—	(122)
Balance, June 30, 2018	501.89	$5	19.60	$(1,215)	$1,001	$2,722	$(543)	$12	$1,982

(a)	Shares may not add due to rounding.

(b)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans.

See notes to condensed consolidated financial statements.
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(MILLIONS OF DOLLARS)	2019	2018
Operating Activities
Net income before allocation to noncontrolling interests	$683	$732
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	196	123
Share-based compensation expense	35	22
Asset write-offs and asset impairments	1	7
Provision for losses on inventory	29	25
Deferred taxes(a)	(22)	(155)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	—	11
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	29	(9)
Inventories	(50)	(23)
Other assets	(35)	(63)
Accounts payable	(22)	(28)
Other liabilities	(119)	(75)
Other tax accounts, net(a)	(19)	88
Net cash provided by operating activities	707	656
Investing Activities
Purchases of property, plant and equipment	(166)	(126)
Proceeds from maturities and redemptions of investments	76	—
Net proceeds from sales of assets	—	8
Other investing activities	8	(3)
Net cash used in investing activities	(82)	(121)
Financing Activities
Decrease in short-term borrowings, net	(9)	—
Payment of contingent consideration related to previously acquired assets	(8)	(12)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	5	6
Purchases of treasury stock	(300)	(405)
Cash dividends paid	(157)	(122)
Net cash used in financing activities	(469)	(533)
Effect of exchange-rate changes on cash and cash equivalents	(3)	(8)
Net increase in cash and cash equivalents	153	(6)
Cash and cash equivalents at beginning of period	1,602	1,564
Cash and cash equivalents at end of period	$1,755	$1,558

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$212	$221
Interest, net of capitalized interest	123	96
Non-cash transactions:
Capital expenditures	9	3
Dividends declared, not paid	78	61

(a)
For 2018, reflects the reclassification of the one-time mandatory deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018 payable over eight years.

See notes to condensed consolidated financial statements.
6 |

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the six-month periods ended May 31, 2019, and May 31, 2018.
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
3. Accounting Standards
Recently Adopted Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which permits companies to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the new federal corporate income tax rate. In the period of adoption, a company may choose to either apply the amendments retrospectively to each period in which the effect of the change in federal income tax rate is recognized or to apply the amendments in that reporting period. We adopted the new standard as of January 1, 2019, the required effective date. The company has elected to not reclassify the stranded income tax effects from accumulated other comprehensive income to retained earnings as the amount is insignificant.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted the new standard as of January 1, 2019, the required effective date, using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to opening retained earnings was not required in conjunction with our adoption. For additional information, see Note 10. Leases.
We have elected not to reassess whether expired or existing contracts contain leases, nor did we reassess the classification of existing leases as of the adoption date. We did not use hindsight in our assessment of lease terms as of the effective date.
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350-40), an accounting standards update which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. We will adopt this guidance as of January 1, 2020, the required effective date, and are currently assessing the potential impact that the standard will have on our consolidated financial statements.

7 |

4. Revenue
A. Revenue from Product Sales
We offer a diversified portfolio of products which allows us to capitalize on local and regional customer needs. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. Many of our top selling product lines are distributed across both of our operating segments, leveraging our research and development (R&D) operations and manufacturing and supply chain network.
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
The following tables present our revenue disaggregated by geographic area, species, and major product category.

8 |

Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
United States	$780	$677	$1,498	$1,311
Australia	49	51	97	99
Brazil	74	68	134	138
Canada	54	56	95	96
China	56	60	116	124
France	27	30	59	63
Germany	39	38	76	76
Italy	28	26	56	53
Japan	41	39	78	80
Mexico	30	26	58	50
Spain	30	30	57	55
United Kingdom	42	36	99	88
Other developed markets	88	89	172	168
Other emerging markets	184	179	363	364
	1,522	1,405	2,958	2,765

Contract manufacturing & human health diagnostics	25	10	44	16

Total Revenue	$1,547	$1,415	$3,002	$2,781

Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
U.S.
Livestock	$280	$271	$553	$563
Companion animal	500	406	945	748
	780	677	1,498	1,311
International
Livestock	444	463	878	941
Companion animal	298	265	582	513
	742	728	1,460	1,454

Contract manufacturing & human health diagnostics	25	10	44	16

Total Revenue	$1,547	$1,415	$3,002	$2,781

9 |

Revenue by species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Livestock:
Cattle	$379	$396	$759	$812
Swine	158	165	307	340
Poultry	143	129	282	265
Fish	25	24	48	46
Other	19	20	35	41
	724	734	1,431	1,504
Companion Animal:
Dogs and Cats	754	630	1,442	1,179
Horses	44	41	85	82
	798	671	1,527	1,261

Contract manufacturing & human health diagnostics	25	10	44	16

Total Revenue	$1,547	$1,415	$3,002	$2,781

Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Vaccines	$370	$371	$728	$727
Other pharmaceuticals	372	337	721	656
Anti-infectives	293	286	579	583
Parasiticides	266	245	497	436
Medicated feed additives	115	114	227	251
Animal health diagnostics	65	12	125	23
Other non-pharmaceuticals	41	40	81	89
	1,522	1,405	2,958	2,765

Contract manufacturing & human health diagnostics	25	10	44	16

Total Revenue	$1,547	$1,415	$3,002	$2,781

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2018 and December 31, 2017, and subsequently recognized as revenue during the first six months of 2019 and 2018 were approximately $4 million and $2 million, respectively. Contract liabilities as of June 30, 2019 and December 31, 2018 were approximately $11 million and $9 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2019 is not material.
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

10 |

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

The acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed measured at fair value as of the acquisition date, primarily using Level 3 inputs, except for investments in debt securities which were valued using Level 2 inputs.
During the six months ended June 30, 2019, the company recorded additional measurement period adjustments which were made to reflect the facts and circumstances in existence as of the acquisition date. These adjustments include a reduction to Identifiable intangible assets and Noncurrent deferred tax liabilities of $1 million each with a corresponding offset to goodwill. These measurement period adjustments were primarily attributable to changes in preliminary valuation assumptions, including market participant estimates of cash flows as well as other initial estimates and the finalization of legal entity fair values. The valuation was finalized during the second quarter of 2019. The final fair values allocated to Abaxis' assets and liabilities as of the acquisition date, are reflected in the table below.

(MILLIONS OF DOLLARS)	Amounts
Cash and cash equivalents	$64
Short term investments(a)	107
Accounts receivable(b)	30
Inventories(c)	79
Other current assets	6
Property, plant and equipment(d)	54
Identifiable intangible assets(e)	894
Other noncurrent assets	29
Accounts payable	(21)
Accrued compensation and related items	(10)
Other current liabilities	(22)
Other noncurrent liabilities	(11)
Noncurrent deferred tax liabilities(f)	(214)
Total net assets acquired	985
Goodwill(g)	977
Total consideration	$1,962

(a)	Short term investments include investments in debt securities that are classified as available-for-sale and measured at fair value.

(b)	The fair value approximates the gross contractual amount of accounts receivable. The contractual amount not expected to be collected is immaterial.

(c)
Acquired inventory is comprised of finished goods, work in process and raw materials. The fair value of finished goods was determined based on net realizable value adjusted for the costs of the selling effort, a reasonable profit allowance for the selling effort, and estimated holding costs. The fair value of work in process was determined based on net realizable value adjusted for costs to complete the manufacturing process, costs of the selling effort, a reasonable profit allowance for the remaining manufacturing and selling effort, and an estimate of holding costs. The fair value of raw materials was determined to approximate book value.

(d)
Property, plant and equipment is comprised of machinery and equipment, furniture and fixtures, computer equipment, leasehold improvements and construction in progress. The fair value was primarily determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.

(e)
Identifiable intangible assets primarily consist of developed technology rights, customer relationships, and trademarks and tradenames. The fair value of identifiable intangible assets is determined using the income approach, which includes a forecast of expected future cash flows. For additional information regarding identifiable intangible assets, see Note 12. Goodwill and Other Intangible Assets.

(f)
The acquisition was structured as a stock purchase and therefore we assumed the historical tax basis of Abaxis' assets and liabilities. The deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax basis. The components of the Abaxis net deferred tax liability are included within amounts reported in Note 8. Income Taxes.

(g)
Goodwill represents the excess of consideration transferred over the of fair values of the assets acquired and liabilities assumed. It is allocated to our existing reportable segments and is primarily attributable to the future potential of the technology platforms, as well as cost and revenue synergies including

11 |

market share capture, elimination of cost redundancies and gain of cost efficiencies, and intangible assets such as assembled workforce which are not separately recognizable. The primary strategic purpose of the acquisition was to enhance the company’s existing product portfolio by strengthening Zoetis’ presence in veterinary diagnostics. The goodwill recorded is not deductible for tax purposes.
The company incurred acquisition related costs of approximately $22 million and $27 million for the three and six months ended June 30, 2019, respectively, which are included within Restructuring charges and certain acquisition-related costs on our condensed consolidated statements of income.
Supplemental Pro Forma Information (Unaudited):
The following table provides unaudited supplemental pro forma financial information as if the acquisition of Abaxis had occurred on January 1, 2017.

	Three Months Ended	Six Months Ended
(MILLIONS OF DOLLARS)	June 30, 2018
Revenue	$1,483	$2,916
Net income attributable to Zoetis Inc.	353	676

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
The unaudited supplemental pro forma financial information reflects primarily the following pro forma adjustments:

•
Additional amortization expense of $31 million for the three months ended June 30, 2018 and $64 million for the six months ended June 30, 2018, related to the fair value of identified intangible assets acquired.

•
Additional depreciation expense of $1 million for the three months ended June 30, 2018 and $2 million for the six months ended June 30, 2018, related to the fair value adjustments to property, plant and equipment acquired.

•
Additional interest expense and amortization of debt issuance costs for the debt issuance to finance the acquisition, resulting in $14 million added for the three months ended June 30, 2018 and $29 million added for the six months ended June 30, 2018.

•
Adjustment related to the post merger share-based compensation expense of the replacement awards is $2 million for the three months ended June 30, 2018 and $5 million for the six months ended June 30, 2018.

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

12 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$8	$—	$9	$1
Restructuring charges(b)(c):
Employee termination costs	14	4	18	5
Exit costs	—	1	—	1
Total Restructuring charges and certain acquisition-related costs	$22	$5	$27	$7

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	The restructuring charges for the three and six months ended June 30, 2019 primarily relate to the acquisition of Abaxis.
The restructuring charges for the three and six months ended June 30, 2018 primarily relate to employee termination costs in Europe as a result of initiatives to better align our organizational structure and employee termination costs and exit costs as a result of our operational efficiency initiative and supply network strategy initiative.

(c)	The restructuring charges are associated with the following:

•	For the three months ended June 30, 2019, Manufacturing/research/corporate of $14 million.

•	For the three months ended June 30, 2018, International of $4 million and Manufacturing/research/corporate of $1 million.

•	For the six months ended June 30, 2019, Manufacturing/research/corporate of $18 million.

•	For the six months ended June 30, 2018, International of $4 million and Manufacturing/research/corporate of $2 million.
The components of, and changes in, our restructuring accruals are as follows:

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2018(b)	$45
Provision	18
Utilization and other(c)	(25)
Balance, June 30, 2019(b)	$38

(a)	Changes in our restructuring accrual represents employee termination costs.

(b)	At June 30, 2019, and December 31, 2018, included in Accrued expenses ($12 million and $27 million, respectively) and Other noncurrent liabilities ($26 million and $18 million, respectively).

(c)	Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Royalty-related income	$(3)	$(6)	$(8)	$(13)
Interest income	(9)	(8)	(19)	(14)
Foreign currency loss(a)	7	9	7	17
Other, net	(1)	1	—	1
Other (income)/deductions—net	$(6)	$(4)	$(20)	$(9)

(a)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 18.5% for the three months ended June 30, 2019, compared with 12.6% for the three months ended June 30, 2018. The higher effective tax rate for the three months ended June 30, 2019, was primarily attributable to:

13 |

•
a $33 million net discrete tax benefit recorded in the second quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Cuts and Jobs Act (the Tax Act) enacted on December 22, 2017;

•	the impact of the global intangible low taxed income (GILTI) tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019; and

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items, partially offset by:

•	an $8 million net discrete tax benefit recorded in the second quarter of 2019; and

•	a $2 million and $1 million discrete tax benefit recorded in the second quarter of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.
Our effective tax rate was 18.3% for the six months ended June 30, 2019, compared with 14.3% for the six months ended June 30, 2018. The higher effective tax rate for the six months ended June 30, 2019, was primarily attributable to:

•
a $35 million net discrete tax benefit recorded in the first half of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•	the impact of the GILTI tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•
a $4 million and $8 million discrete tax benefit recorded in the first half of 2019 and 2018, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, partially offset by:

•	a $16 million net discrete tax benefit recorded in the first half of 2019; and

•	a $15 million and $8 million discrete tax benefit recorded in the first half of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.
B. Deferred Taxes
As of June 30, 2019, the total net deferred income tax liability of $386 million is included in Noncurrent deferred tax assets ($60 million) and Noncurrent deferred tax liabilities ($446 million).
As of December 31, 2018, the total net deferred income tax liability of $413 million is included in Noncurrent deferred tax assets ($61 million) and Noncurrent deferred tax liabilities ($474 million).
C. Tax Contingencies
As of June 30, 2019, the tax liabilities associated with uncertain tax positions of $177 million (exclusive of interest and penalties related to uncertain tax positions of $11 million) are included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($174 million).
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

14 |

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
We were in compliance with all financial covenants as of June 30, 2019, and December 31, 2018. There were no amounts drawn under the credit facility as of June 30, 2019, or December 31, 2018.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2019, we had access to $73 million of lines of credit which expire at various times through 2019 and are generally renewed annually. There were no borrowings outstanding related to these facilities as of June 30, 2019 and $9 million of borrowings outstanding related to these facilities as of December 31, 2018.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2019, and December 31, 2018, there was no commercial paper outstanding under this program.
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

15 |

The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
	6,500	6,500
Unamortized debt discount / debt issuance costs	(54)	(57)
Long-term debt, net of discount and issuance costs	$6,446	$6,443

The fair value of our long-term debt was $6,940 million and $6,474 million as of June 30, 2019, and December 31, 2018, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of June 30, 2019, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2023	Total
Maturities	$500	$600	$—	$1,350	$4,050	$6,500

Interest Expense
Interest expense, net of capitalized interest, was $55 million and $111 million, for the three and six months ended June 30, 2019, respectively and $46 million and $93 million for the three and six months ended June 30, 2018, respectively. Capitalized interest expense was $6 million and $3 million for the three and six months ended June 30, 2019, respectively and $2 million and $4 million for the three and six months ended June 30, 2018, respectively.
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
The investment securities portfolio consists of debt securities that are investment grade. Information on investments in the debt securities, including the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale securities is as follows:

16 |

	Gross Unrealized
	As of June 30, 2019				As of December 31, 2018
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Municipal Bonds	$1	$—	$—	$1	$1	$—	$—	$1
Corporate Bonds	24	—	—	24	100	—	—	100
Total debt securities	$25	$—	$—	$25	$101	$—	$—	$101

	Maturities by Period(a)
	As of June 30, 2019				As of December 31, 2018
(MILLIONS OF DOLLARS)	Within 1 year	Over 1 to 5 years	Over 5 years	Total	Within 1 year	Over 1 to 5 years	Over 5 years	Total
Available-for-sale debt securities
Municipal Bonds	$1	$—	$—	$1	$1	$—	$—	$1
Corporate Bonds	24	—	—	24	98	2	—	100
Total debt securities	$25	$—	$—	$25	$99	$2	$—	$101
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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. The derivative financial instruments primarily offset exposures in the Australian dollar, British pound, Canadian dollar, Chinese yuan, euro, and Japanese yen. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:

•
For foreign exchange contracts not designated as hedging instruments, we recognize the gains and losses on forward-exchange contracts that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement. The aggregate notional amount of foreign exchange derivative financial instruments offsetting foreign currency exposures was $1.2 billion and $1.3 billion, as of June 30, 2019, and December 31, 2018, respectively. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within three years.

•
For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive loss and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our condensed consolidated statement of cash flows. The aggregate notional amount of cross-currency interest rate swap contracts was 507 million euro and 25 million swiss francs as of June 30, 2019, and 400 million euro as of December 31, 2018, with various terms of up to six years.

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
There were no outstanding interest rate swap contracts as of June 30, 2019 and December 31, 2018.

17 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2019	2018
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$9	$6
Foreign currency forward-exchange contracts	Other current liabilities	(6)	(7)
Total derivatives not designated as hedging instruments		$3	$(1)

Derivatives Designated as Hedging Instruments:
Cross-currency interest rate swap contracts	Other current assets	$3	$3
Cross-currency interest rate swap contracts	Other current liabilities	(2)	—
Cross-currency interest rate swap contracts	Other non-current assets	14	8
Total derivatives designated as hedging instruments		15	11

Total derivatives		$18	$10

The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At June 30, 2019, there was $8 million of collateral received related to the long-term cross-currency interest rate swaps.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Foreign currency forward-exchange contracts	$8	$10	$4	$—

These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains on cross-currency interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Cross-currency interest rate swap contracts	$(4)	$1	$14	$1
Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Cross-currency interest rate swap contracts	$4	$1	$8	$1

The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.
10. Leases
We have facilities, vehicles and equipment under various non-cancellable operating leases with third parties. These leases generally have remaining terms ranging from one to 15 years, inclusive of renewal options that are reasonably certain of exercise.

18 |

Supplemental information for operating leases is as follows:

(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)		As of June 30, 2019
Supplemental Balance Sheet information for operating leases
Operating lease right of use assets		$195

Operating lease liabilities
Operating lease liabilities - current		$36
Operating lease liabilities - noncurrent		169
Total operating lease liabilities		$205

Weighted-average remaining lease term—operating leases (years)		7.37
Weighted-average discount rate—operating leases		3.75%

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Supplemental Income Statement information for operating leases
Operating lease expense	$10	$19
Variable lease payments not included in the measurement of lease liabilities	4	8
Short-term lease payments not included in the measurement of lease liabilities	3	6

Supplemental Cash Flow information for operating leases
Cash paid for amounts included in the measurement of lease liabilities	$10	$19
Lease obligations obtained in exchange for right-of-use assets (non-cash)	47	223

Future minimum lease payments under non-cancellable operating lease contracts as of June 30, 2019, are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2019(a)	2020	2021	2022	2023	2023	Payments	Interest	Total
Maturities	$22	$40	$34	$30	$25	$85	$236	$(31)	$205
(a) 2019 excludes the six months ended June 30, 2019.
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

19 |

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
11. Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
Finished goods	$684	$744
Work-in-process	527	481
Raw materials and supplies	193	166
Inventories	$1,404	$1,391

12. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2018	$1,265	$1,254	$2,519
Other(a)	—	(14)	(14)
Balance, June 30, 2019	$1,265	$1,240	$2,505

(a) Includes measurement period adjustments related to the acquisition of Abaxis and adjustments for foreign currency translation.
The gross goodwill balance was $3,041 million and $3,055 million as of June 30, 2019, and December 31, 2018, respectively. Accumulated goodwill impairment losses were $536 million as of June 30, 2019, and December 31, 2018.

20 |

B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2019			As of December 31, 2018
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,887	$(590)	$1,297	$1,854	$(523)	$1,331
Brands	212	(160)	52	212	(154)	58
Trademarks and trade names(a)	166	(54)	112	166	(51)	115
Other	410	(213)	197	412	(178)	234
Total finite-lived intangible assets	2,675	(1,017)	1,658	2,644	(906)	1,738
Indefinite-lived intangible assets:
In-process research and development	147	—	147	197	—	197
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	67	—	67
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	258	—	258	308	—	308
Identifiable intangible assets	$2,933	$(1,017)	$1,916	$2,952	$(906)	$2,046

(a) In connection with the acquisition of Abaxis in 2018, the company recorded $894 million of intangible assets, as shown in the table below, representing the fair value at the acquisition date. See Note 5. Acquisitions and Divestitures for additional information.

	Gross Carrying	Weighted-average
(MILLIONS OF DOLLARS)	Amount	Life (years)
Finite-lived intangible assets:
Developed technology rights	$610	10
Trademarks and tradenames	104	20
Other	180	4
Total	$894

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $58 million and $116 million for the three and six months ended June 30, 2019, respectively, and $26 million and $51 million for the three and six months ended June 30, 2018, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Stock options / stock appreciation rights	$2	$3	$5	$5
RSUs / DSUs(a)(b)	12	6	24	13
PSUs	3	2	6	4
Share-based compensation expense—total(c)	$17	$11	$35	$22

21 |

(a)
For the three and six months ended June 30, 2019, includes share-based compensation expense of $4 million and $9 million, respectively related to the acquisition of Abaxis, for the post-merger service period. For additional details, see Note 5. Acquisitions and Divestitures.

(b)
Includes additional share-based compensation expense as a result of accelerated vesting of outstanding RSUs of terminated employees in connection with the acquisition of Abaxis, for the three and six months ended June 30, 2019, of approximately $2 million and $4 million, respectively, which is included in Restructuring charges and certain acquisition-related costs.

(c)	Amounts capitalized to inventory were $1 million for both the three and six months ended June 30, 2019 and insignificant for both the three and six months ended June 30, 2018.
During the six months ended June 30, 2019, the company granted 444,789 stock options with a weighted-average exercise price of $87.77 per stock option and a weighted-average fair value of $21.82 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.57%; expected dividend yield of 0.75%; expected stock price volatility of 23.08%; and expected term of 5.7 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2019, the company granted 358,999 RSUs, with a weighted-average grant date fair value of $87.63 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2019, the company granted 190,170 PSUs with a weighted-average grant date fair value of $101.51 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 20.3% and 25.3%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
14. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. As of June 30, 2019, there was approximately $1 million remaining under this authorization. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program, all of which is remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive income/(loss)
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests, were as follows:

		Currency Translation Adjustments			Accumulated Other
	Cash Flow	Net Investment	Other Currency		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	Benefit Plans	(Loss)/Income
Balance, December 31, 2017	$(3)	$—	$(487)	$(15)	$(505)
Other comprehensive income, net of tax	—	—	(38)	—	(38)
Balance, June 30, 2018	$(3)	$—	$(525)	$(15)	$(543)

Balance, December 31, 2018	$(4)	$10	$(621)	$(14)	$(629)
Other comprehensive income, net of tax	1	4	(45)	—	(40)
Balance, June 30, 2019	$(3)	$14	$(666)	$(14)	$(669)

15. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2019	2018	2019	2018
Numerator
Net income before allocation to noncontrolling interests	$371	$382	$683	$732
Less: Net loss attributable to noncontrolling interests	—	(2)	—	(4)
Net income attributable to Zoetis Inc.	$371	$384	$683	$736
Denominator
Weighted-average common shares outstanding	478.8	483.8	479.2	484.8
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.5	3.7	3.5	3.8
Weighted-average common and potential dilutive shares outstanding	482.3	487.5	482.7	488.6

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.77	$0.79	$1.43	$1.52
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.77	$0.79	$1.41	$1.51

The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis and $1 million for the three months ended June 30, 2019 and June 30, 2018, respectively and de minimis for the six months ended June 30, 2019 and June 30, 2018, respectively.
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

22 |

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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants will present the technical proposal to the Prosecutor in August 2019.
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

23 |

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
Other Matters
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On April 26, 2019, the EC announced that it will appeal the decision of the General Court. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of June 30, 2019. We will continue to monitor the developments of the appeal and its ultimate resolution.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2019, recorded amounts for the estimated fair value of these indemnifications were not significant.
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

24 |

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

25 |

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
U.S.
Revenue	$780	$677
Cost of sales	158	140
Gross profit	622	537
Gross margin	79.7%	79.3%
Operating expenses	127	116
Other (income)/deductions	—	—
U.S. Earnings	495	421	$9	$8

International
Revenue(b)	742	728
Cost of sales	218	229
Gross profit	524	499
Gross margin	70.6%	68.5%
Operating expenses	146	147
Other (income)/deductions	—	2
International Earnings	378	350	12	12

Total operating segments	873	771	21	20

Other business activities	(79)	(82)	6	6
Reconciling Items:
Corporate	(178)	(139)	16	14
Purchase accounting adjustments	(58)	(23)	55	22
Acquisition-related costs	(22)	—	—	—
Certain significant items(c)	(3)	(7)	—	—
Other unallocated	(78)	(83)	—	1
Total Earnings(d)	$455	$437	$98	$63

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $184 million and $191 million for the three months ended June 30, 2019, and June 30, 2018, respectively.

(c)	For the three months ended June 30, 2019, primarily represents product transfer costs and consulting fees related to our supply network strategy.
For the three months ended June 30, 2018 primarily represents: (i) employee termination costs of $1 million related to our operational efficiency initiative, (ii) consulting fees and exit costs of $3 million related to our supply network strategy, and (iii) employee termination costs of $3 million in Europe as a result of initiatives to better align our organization structure.

(d)	Defined as income before provision for taxes on income.

26 |

	Earnings		Depreciation and Amortization(a)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
U.S.
Revenue	$1,498	$1,311
Cost of sales	305	280
Gross profit	1,193	1,031
Gross margin	79.6%	78.6%
Operating expenses	237	212
Other (income)/deductions	—	—
U.S. Earnings	956	819	$19	$16

International
Revenue(b)	1,460	1,454
Cost of sales	428	463
Gross profit	1,032	991
Gross margin	70.7%	68.2%
Operating expenses	278	280
Other (income)/deductions	—	3
International Earnings	754	708	25	23

Total operating segments	1,710	1,527	44	39

Other business activities	(159)	(163)	11	11
Reconciling Items:
Corporate	(340)	(292)	30	27
Purchase accounting adjustments	(124)	(46)	110	45
Acquisition-related costs	(27)	(1)	—	—
Certain significant items(c)	(73)	(10)	—	—
Other unallocated	(151)	(161)	1	1
Total Earnings(d)	$836	$854	$196	$123

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $365 million and $375 million for the six months ended June 30, 2019, and June 30, 2018, respectively.

(c)
For the six months ended June 30, 2019, primarily represents a change in estimate related to inventory costing of $68 million, and product transfer costs and consulting fees of $5 million related to our supply network strategy.

For the six months ended June 30, 2018, primarily represents: (i) employee termination costs of $1 million related to our operational efficiency initiative, (ii) consulting fees, employee termination costs and exit costs of $5 million related to our supply network strategy, and (iii) employee termination costs of $3 million in Europe as a result of initiatives to better align our organization structure, and (iv) a charge of $1 million related to the implementation of new accounting guidance as a result of the enactment of the Tax Act.

(d)	Defined as income before provision for taxes on income.

27 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income, equity for the three-month and six-month periods ended June 30, 2019 and June 30, 2018, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and June 30, 2018 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 6, 2019

28 |

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
We directly market our products to veterinarians and livestock producers located in approximately 45 countries in developed and emerging markets across North America, Europe, Africa, Asia, Australia and South America, and are a market leader in nearly all of the major regions in which we operate. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
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
A summary of our 2019 performance compared with the comparable 2018 period follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational(a)
Revenue	$1,547	$1,415	9	(5)	14
Net income attributable to Zoetis	371	384	(3)	—	(3)
Adjusted net income(a)	436	375	16	(1)	17

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational(a)
Revenue	$3,002	$2,781	8	(4)	12
Net income attributable to Zoetis	683	736	(7)	(1)	(6)
Adjusted net income(a)	860	740	16	(2)	18

(a)	Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis (MD&A) for more information.
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

29 |

Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2019, approximately 45% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2019, approximately 55% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 4% from changes in foreign currency values relative to the U.S. dollar.
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

30 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Revenue	$1,547	$1,415	9	$3,002	$2,781	8
Costs and expenses:
Cost of sales	465	447	4	983	894	10
% of revenue	30.1%	31.6%		32.7%	32.1%
Selling, general and administrative expenses	406	359	13	775	697	11
% of revenue	26%	25%		26%	25%
Research and development expenses	111	102	9	213	199	7
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	39	23	70	77	46	67
Restructuring charges and certain acquisition-related costs	22	5	*	27	7	*
Interest expense, net of capitalized interest	55	46	20	111	93	19
Other (income)/deductions—net	(6)	(4)	50	(20)	(9)	*
Income before provision for taxes on income	455	437	4	836	854	(2)
% of revenue	29%	31%		28%	31%
Provision for taxes on income	84	55	53	153	122	25
Effective tax rate	18.5%	12.6%		18.3%	14.3%
Net income before allocation to noncontrolling interests	371	382	(3)	683	732	(7)
Less: Net loss attributable to noncontrolling interests	—	(2)	(100)	—	(4)	(100)
Net income attributable to Zoetis	$371	$384	(3)	$683	$736	(7)
% of revenue	24%	27%		23%	26%
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Revenue
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Total revenue increased by $132 million, or 9%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, an increase of $192 million, or 14%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	the acquisition of Abaxis which contributed approximately 5%;

•	increased volume from in-line products of approximately 4%, primarily driven by our key dermatology products of approximately 2%;

•	price growth of approximately 4%; and

•	volume growth from new products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 5%.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Total revenue increased by $221 million, or 8%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, an increase of $339 million, or 12%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	the acquisition of Abaxis which contributed approximately 5%;

•	price growth of approximately 4%;

•	increased volume from in-line products of approximately 2%, primarily driven by our key dermatology products; and

•	volume growth from new products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 4%.

31 |

Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Cost of sales	$465	$447	4	$983	$894	10
% of revenue	30.1%	31.6%		32.7%	32.1%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Cost of sales as a percentage of revenue decreased from 31.6% to 30.1% in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, primarily as a result of:

•	favorable foreign exchange;

•	price increases;

•	favorable product mix;

•	continued cost improvements and efficiencies in our manufacturing network, partially offset by:

•	the inclusion of Abaxis.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Cost of sales as a percentage of revenue increased from 32.1% to 32.7% in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, primarily as a result of:

•	a change in estimate related to inventory costing; and

•	the inclusion of Abaxis,
partially offset by:

•	price increases;

•	favorable foreign exchange;

•	favorable product mix; and

•	continued cost improvements and efficiencies in our manufacturing network.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expenses	$406	$359	13	$775	$697	11
% of revenue	26%	25%		26%	25%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Selling, general & administrative (SG&A) expenses increased by $47 million, or 13%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, primarily as a result of:

•	the inclusion of Abaxis; and

•	an increase in certain compensation-related expenses,
partially offset by:

•	favorable foreign exchange.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Selling, general & administrative (SG&A) expenses increased by $78 million, or 11%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, primarily as a result of:

•	the inclusion of Abaxis; and

•	an increase in certain compensation-related expenses,
partially offset by:

•	favorable foreign exchange.

32 |

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Research and development expenses	$111	$102	9	$213	$199	7
% of revenue	7%	7%		7%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
R&D expenses increased by $9 million, or 9%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, primarily as a result of:

•	increased spending driven by project investments;

•	the inclusion of Abaxis; and

•	an increase in certain compensation-related expenses,
partially offset by:

•	favorable foreign exchange.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
R&D expenses increased by $14 million, or 7%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, primarily as a result of:

•	increased spending driven by project investments;

•	the inclusion of Abaxis; and

•	an increase in certain compensation-related expenses,
partially offset by:

•	favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Amortization of intangible assets	$39	$23	70	$77	$46	67
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Amortization of intangible assets increased by $16 million, or 70%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018 as a result of certain intangible assets acquired in July 2018 as part of the acquisition of Abaxis.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Amortization of intangible assets increased by $31 million, or 67%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018 as a result of certain intangible assets acquired in July 2018 as part of the acquisition of Abaxis.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Restructuring charges and certain acquisition-related costs	$22	$5	*	$27	$7	*
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

33 |

For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Restructuring charges and certain acquisition-related costs increased by $17 million in the three months ended June 30, 2019 compared with the three months ended June 30, 2018, primarily due to integration costs and employee termination costs incurred in the three months ended June 30, 2019, as a result of the acquisition of Abaxis in the third quarter of 2018.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Restructuring charges and certain acquisition-related costs increased by $20 million in the six months ended June 30, 2019 compared with the six months ended June 30, 2018, primarily due to integration costs and employee termination costs incurred in the six months ended June 30, 2019, as a result of the acquisition of Abaxis in the third quarter of 2018.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$55	$46	20	$111	$93	19
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Interest expense, net of capitalized interest, increased by $9 million, or 20% in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Interest expense, net of capitalized interest, increased by $18 million, or 19% in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Other (income)/deductions—net	$(6)	$(4)	50	$(20)	$(9)	*
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
The change in Other (income)/deductions—net from income of $4 million in the three months ended June 30, 2018, to income of $6 million in the three months ended June 30, 2019, is primarily a result of higher interest income due to higher short-term interest rates and higher cash balances for the three months ended June 30, 2019.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
The change in Other (income)/deductions—net from income of $9 million in the six months ended June 30, 2018, to income of $20 million in the six months ended June 30, 2019, is primarily a result of higher interest income due to higher short-term interest rates and higher cash balances for the six months ended June 30, 2019, as well as higher foreign currency losses for the six months ended June 30, 2018.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Provision for taxes on income	$84	$55	53	$153	$122	25
Effective tax rate	18.5%	12.6%		18.3%	14.3%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Our effective tax rate was 18.5% for the three months ended June 30, 2019, compared with 12.6% for the three months ended June 30, 2018. The higher effective tax rate for the three months ended June 30, 2019, was primarily attributable to:

34 |

•
a $33 million net discrete tax benefit recorded in the second quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•	the impact of the GILTI tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019; and

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items, partially offset by:

•	an $8 million net discrete tax benefit recorded in the second quarter of 2019; and

•	a $2 million and $1 million discrete tax benefit recorded in the second quarter of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Our effective tax rate was 18.3% for the six months ended June 30, 2019, compared with 14.3% for the six months ended June 30, 2018. The higher effective tax rate for the six months ended June 30, 2019, was primarily attributable to:

•
a $35 million net discrete tax benefit recorded in the first half of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•	the impact of the GILTI tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•
a $4 million and $8 million discrete tax benefit recorded in the first half of 2019 and 2018, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, partially offset by:

•	a $16 million net discrete tax benefit recorded in the first half of 2019; and

•	a $15 million and $8 million discrete tax benefit recorded in the first half of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.

35 |

Operating Segment Results
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Livestock	$280	$271	3	—	3
Companion animal	500	406	23	—	23
	780	677	15	—	15
International
Livestock	444	463	(4)	(8)	4
Companion animal	298	265	12	(9)	21
	742	728	2	(8)	10

Total
Livestock	724	734	(1)	(4)	3
Companion animal	798	671	19	(3)	22
Contract manufacturing & human health diagnostics	25	10	*	*	*
	$1,547	$1,415	9	(5)	14
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Livestock	$553	$563	(2)	—	(2)
Companion animal	945	748	26	—	26
	1,498	1,311	14	—	14
International
Livestock	878	941	(7)	(8)	1
Companion animal	582	513	13	(9)	22
	1,460	1,454	—	(8)	8

Total
Livestock	1,431	1,504	(5)	(5)	—
Companion animal	1,527	1,261	21	(4)	25
Contract manufacturing & human health diagnostics	44	16	*	*	*
	$3,002	$2,781	8	(4)	12
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

36 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Revenue	$780	$677	15	—	15
Cost of Sales	158	140	13	—	13
Gross Profit	622	537	16	—	16
Gross Margin	79.7%	79.3%
Operating Expenses	127	116	9	—	9
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	495	421	18	—	18

International
Revenue	742	728	2	(8)	10
Cost of Sales	218	229	(5)	(13)	8
Gross Profit	524	499	5	(6)	11
Gross Margin	70.6%	68.5%
Operating Expenses	146	147	(1)	(10)	9
Other (income)/deductions	—	2	*	*	*
International Earnings	378	350	8	(4)	12

Total operating segments	873	771	13	(2)	15

Other business activities	(79)	(82)	(4)
Reconciling Items:
Corporate	(178)	(139)	28
Purchase accounting adjustments	(58)	(23)	*
Acquisition-related costs	(22)	—	*
Certain significant items	(3)	(7)	(57)
Other unallocated	(78)	(83)	(6)
Income before provision for taxes on income	$455	$437	4
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

37 |

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Revenue	$1,498	$1,311	14	—	14
Cost of Sales	305	280	9	—	9
Gross Profit	1,193	1,031	16	—	16
Gross Margin	79.6%	78.6%
Operating Expenses	237	212	12	—	12
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	956	819	17	—	17

International
Revenue	1,460	1,454	—	(8)	8
Cost of Sales	428	463	(8)	(12)	4
Gross Profit	1,032	991	4	(7)	11
Gross Margin	70.7%	68.2%
Operating Expenses	278	280	(1)	(10)	9
Other (income)/deductions	—	3	*	*	*
International Earnings	754	708	6	(5)	11

Total operating segments	1,710	1,527	12	(2)	14

Other business activities	(159)	(163)	(2)
Reconciling Items:
Corporate	(340)	(292)	16
Purchase accounting adjustments	(124)	(46)	*
Acquisition-related costs	(27)	(1)	*
Certain significant items	(73)	(10)	*
Other unallocated	(151)	(161)	(6)
Income before provision for taxes on income	$836	$854	(2)
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
U.S. operating segment
U.S. segment revenue increased by $103 million, or 15%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, reflecting growth of approximately $94 million in companion animal products and growth of approximately $9 million in livestock products.

•
Companion animal revenue growth was driven primarily by the inclusion of Abaxis, the key dermatology portfolio, and a number of in-line products including Simparica®, Clavamox®, Cerenia®and ProHeart 6®.

•
Livestock revenue increased primarily due to growth in sales of poultry products, driven by increased sales of alternatives to antibiotic medicated feed additive products. Swine product sales grew as a result of promotional activity, offset by a decline in sales of cattle products.

U.S. segment earnings increased by $74 million, or 18%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, primarily due to revenue growth and improved gross margins, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $14 million, or 2%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018. Operational revenue increased by $73 million, or 10%, driven by growth of approximately $56 million in companion animal products and increases of approximately $17 million in livestock products.

38 |

•
Companion animal operational revenue growth resulted primarily from increased sales of the key dermatology portfolio across multiple international markets, growth of parasiticide products, including Simparica®and Stronghold Plus®, and the inclusion of Abaxis.

•
Livestock operational revenue increased, driven by growth in poultry products due to sales of vaccines and medicated feed additives, and growth in cattle products driven by the prior year impact of the national trucking strike in Brazil. Swine products were flat despite the negative impact of African Swine Fever in China.

Additionally, International segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $59 million, or 8%, primarily driven by the depreciation of the euro, Brazilian real, Argentine peso, Australian dollar, Chinese renminbi and Turkish lira.
International segment earnings increased by $28 million, or 8%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018. Operational earnings growth was $44 million, or 12%, primarily due to higher revenue and improved gross margin, partially offset by higher operating expenses.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
U.S. operating segment
U.S. segment revenue increased by $187 million, or 14%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, reflecting growth of approximately $197 million in companion animal products and declines of approximately $10 million in livestock products.

•
Companion animal revenue growth was driven primarily by the inclusion of Abaxis, increased sales of the key dermatology portfolio and a number of in-line products including Simparica ®, Revolution® /Revolution Plus, Cerenia®and Proheart 6®.

•
Livestock revenue declined due to decreased sales of cattle and swine products, offset by increases in poultry products. Cattle and swine products were both impacted by the timing of distributor purchasing patterns for medicated feed additive products. For poultry, growth was driven by increased sales of alternatives to antibiotic medicated feed additive products.

U.S. segment earnings increased by $137 million, or 17%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, primarily due to revenue growth and improved gross margins, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $6 million, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018. Operational revenue increased by $123 million, or 8%, driven by growth of approximately $112 million in companion animal products and growth of approximately $11 million in livestock products.

•
Companion animal operational revenue growth resulted primarily from increased sales of the key dermatology portfolio across multiple international markets, growth of parasiticide products, including Simparica® and Stronghold Plus®, and the inclusion of Abaxis.

•
Livestock operational revenue growth was driven by increased sales in poultry and cattle. Poultry products increased due to sales of vaccines and medicated feed additives. Cattle products also contributed to growth driven by the prior year impact of the national trucking strike in Brazil, partially offset by a reduction in customer inventory in Brazil. Swine products declined due to the negative impact of African Swine Fever in China.

Additionally, International segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $117 million, or 8%, primarily driven by the depreciation of the euro, Brazilian real, Argentine peso, Turkish lira, Australian dollar and U.K. pound.
International segment earnings increased by $46 million, or 6%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018. Operational earnings growth was $81 million, or 11%, primarily due to higher revenue and improved gross margin, partially offset by higher operating expenses.
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
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Other business activities net loss decreased by $3 million, or 4%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, reflecting revenue from the acquired Abaxis human health diagnostic business, partially offset by an increase in R&D costs due to an increase in project investments, the inclusion of Abaxis expenses and compensation-related costs.

39 |

Six months ended June 30, 2019 vs. six months ended June 30, 2018
Other business activities net loss decreased by $4 million, or 2%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, reflecting revenue from the acquired Abaxis human health diagnostic business, partially offset by an increase in R&D costs due to an increase in project investments, the inclusion of Abaxis expenses and compensation-related costs.
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

Three months ended June 30, 2019 vs. three months ended June 30, 2018
Corporate expenses increased by $39 million, or 28%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, primarily due to higher interest expense, net of capitalized interest, associated with the additional debt issued in August 2018, an increase in certain compensation costs not allocated to our operating segments and consulting charges, partially offset by favorable foreign exchange.
Other unallocated expenses declined by $5 million, or 6%, in the three months ended June 30, 2019, compared with the three months ended June 30, 2018, primarily due to the favorable impact of foreign exchange, partially offset by inventory charges and the inclusion of Abaxis expenses.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Corporate expenses increased by $48 million, or 16%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, primarily due to higher interest expense, net of capitalized interest, associated with the additional debt issued in August 2018, consulting charges, and an increase in certain compensation costs not allocated to our operating segments, partially offset by favorable foreign exchange.
Other unallocated expenses declined by $10 million, or 6%, in the six months ended June 30, 2019, compared with the six months ended June 30, 2018, primarily due to the favorable impact of foreign exchange, partially offset by the inclusion of Abaxis expenses and inventory charges.
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

40 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
GAAP reported net income attributable to Zoetis	$371	$384	(3)	$683	$736	(7)
Purchase accounting adjustments—net of tax	45	19	*	91	31	*
Acquisition-related costs—net of tax	18	—	*	22	1	*
Certain significant items—net of tax	2	(28)	*	64	(28)	*
Non-GAAP adjusted net income(a)	$436	$375	16	$860	$740	16
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 19.0% and 20.1% for the three months ended June 30, 2019, and June 30, 2018, respectively. The lower effective tax rate for the three months ended June 30, 2019, compared with the three months ended June 30, 2018, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, (ii) an $8 million net discrete tax benefit recorded in the second quarter of 2019, (iii) a $2 million and $1 million discrete tax benefit recorded in the second quarter of 2019 and 2018, respectively,

41 |

related to the excess tax benefits for share-based payments; partially offset by the impact of the GILTI tax, a new provision to the Tax Act, which became effective for the company in the first quarter of 2019.
The effective tax rate on adjusted pretax income is 18.9% and 19.2% for the six months ended June 30, 2019, and June 30, 2018, respectively. The lower effective tax rate for the six months ended June 30, 2019, compared with the six months ended June 30, 2018, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, (ii) a $9 million net discrete tax benefit recorded in the first half of 2019, related to changes in other tax items, (iii) a $15 million and $8 million discrete tax benefit recorded in the first half of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments; partially offset by the impact of the GILTI tax, a new provision to the Tax Act, which became effective for the company in the first quarter of 2019.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.77	$0.79	(3)	$1.41	$1.51	(7)
Purchase accounting adjustments—net of tax	0.09	0.04	*	0.19	0.06	*
Acquisition-related costs—net of tax	0.04	—	*	0.05	—	*
Certain significant items—net of tax	—	(0.06)	*	0.13	(0.06)	*
Non-GAAP adjusted EPS—diluted	$0.90	$0.77	17	$1.78	$1.51	18
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Interest expense, net of capitalized interest	$55	$46	$111	$93
Interest income	9	8	19	14
Income taxes	102	94	200	175
Depreciation	37	37	75	70
Amortization	6	4	11	8

42 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Purchase accounting adjustments:
Amortization and depreciation(a)	$52	$21	$104	$42
Cost of sales(b)	5	2	19	4
Research & development	1	—	1	—
Total purchase accounting adjustments—pre-tax	58	23	124	46
Income taxes(c)	13	4	33	15
Total purchase accounting adjustments—net of tax	45	19	91	31
Acquisition-related costs:
Integration costs	8	—	9	1
Restructuring costs	14	—	18	—
Total acquisition-related costs—pre-tax	22	—	27	1
Income taxes	4	—	5	—
Total acquisition-related costs—net of tax	18	—	22	1
Certain significant items:
Operational efficiency initiative(d)	—	1	—	1
Supply network strategy(d)	3	3	5	5
Other restructuring charges and cost-reduction/productivity initiatives(e)	—	3	—	3
Other(f)	—	—	68	1
Total certain significant items—pre-tax	3	7	73	10
Income taxes(c)	1	35	9	38
Total certain significant items—net of tax	2	(28)	64	(28)

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$65	$(9)	$177	$4
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, for both the six months ended June 30, 2019, and June 30, 2018.

Income taxes in Certain significant items also includes a net tax benefit related to a measurement-period adjustment to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act, for the three and six months ended June 30, 2018.
(d) Represents consulting fees, product transfer costs, employee termination costs and exit costs related to cost-reduction and productivity initiatives.
(e) For the three and six months ended June 30, 2018, represents employee termination costs in Europe as a result of initiatives to better align our organizational structure.

(f)	For the six months ended June 30, 2019, primarily represents a change in estimate related to inventory costing.

43 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Cost of sales:
Purchase accounting adjustments	$5	$2	$19	$4
Consulting fees	3	2	5	3
Other	—	—	68	—
Total Cost of sales	8	4	92	7

Selling, general & administrative expenses:
Purchase accounting adjustments	18	2	36	3
Other	—	—	—	1
Total Selling, general & administrative expenses	18	2	36	4

Research & development expenses:
Purchase accounting adjustments	1	—	1	1
Total Research & development expenses	1	—	1	1

Amortization of intangible assets:
Purchase accounting adjustments	34	19	68	38
Total Amortization of intangible assets	34	19	68	38

Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs	8	—	9	1
Employee termination costs	14	4	18	5
Exit costs	—	1	—	1
Total Restructuring charges/(reversals) and certain acquisition-related costs	22	5	27	7

Provision for taxes on income	18	39	47	53

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$65	$(9)	$177	$4
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
Analysis of the condensed consolidated balance sheets
June 30, 2019 vs. December 31, 2018
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Short-term investments decreased as a result of maturities of debt securities.
Other current assets increased primarily as a result of the timing of income tax payments.
The net change in Operating lease right of use assets, and Operating lease liability relates to the adoption of the new lease accounting standard, which became effective January 1, 2019. See Notes to Condensed Consolidated Financial Statements—Note 3. Accounting Standards and Note 10. Leases.
Identifiable intangible assets, less accumulated amortization decreased due to amortization expense and the impact of foreign exchange.
Accounts payable decreased as a result of the timing of payments.
Accrued expenses decreased primarily as a result of payment of accrued expenses, including accrued interest and employee termination costs associated with the acquisition of Abaxis.

44 |

Accrued compensation and related items decreased primarily due to payment of 2018 annual bonuses to eligible employees and 2018 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2019.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, and the impact of the remeasurement of deferred taxes as a result of a change in tax rates.
Other current liabilities increased primarily due to short-term lease liabilities as a result of the adoption of the new lease accounting standard, which became effective January 1, 2019, partially offset by the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland. See Notes to Condensed Consolidated Financial Statements—Note 3. Accounting Standards and Note 10. Leases.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 14. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Net cash provided by (used in):
Operating activities	$707	$656	8
Investing activities	(82)	(121)	(32)
Financing activities	(469)	(533)	(12)
Effect of exchange-rate changes on cash and cash equivalents	(3)	(8)	(63)
Net increase (decrease) in cash and cash equivalents	$153	$(6)	*
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Net cash provided by operating activities was $707 million for the six months ended June 30, 2019, and $656 million for the six months ended June 30, 2018. The increase in net income after non-cash adjustments was partially offset by timing of payments in the ordinary course of business.
Investing activities
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Our net cash used in investing activities was $82 million for the six months ended June 30, 2019, compared with net cash used in investing activities of $121 million for the six months ended June 30, 2018. The net cash used in investing activities for 2019 was primarily due to purchases of property, plant and equipment, partially offset by proceeds from maturities of debt securities and proceeds from cross-currency interest rate swaps. The net cash used in investing activities for 2018 was primarily due to purchases of property, plant and equipment, partially offset by additional proceeds from the 2017 sale of our manufacturing site in Guarulhos, Brazil.
Financing activities
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Our net cash used in financing activities was $469 million for the six months ended June 30, 2019, compared with net cash used in financing activities of $533 million for the six months ended June 30, 2018. The net cash used in financing activities for 2019 was primarily attributable to the purchase of treasury shares, the payment of dividends, the payment of short-term borrowings, and the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland. The net cash used in financing activities for 2018 was primarily attributable to the purchase of treasury shares and the payment of dividends.
Analysis of financial condition, liquidity and capital resources
While we believe our cash and cash equivalents on hand, our operating cash flows and our existing financing arrangements will be sufficient to support our future cash needs, this may be subject to the environment in which we operate. Risks to our ability to meet future funding requirements include global economic conditions described in the following paragraph.
Global financial markets may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position, but there can be no assurance that a challenging economic environment or an economic downturn will not impact our liquidity or our ability to obtain future financing.

45 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
Cash and cash equivalents	$1,755	$1,602
Accounts receivable, net(a)	994	1,036
Long-term debt, net of discount and issuance costs	6,446	6,443
Working capital	3,409	3,176
Ratio of current assets to current liabilities	4.17:1	3.60:1

(a)
Accounts receivable are usually collected over a period of 45 to 75 days. For the six months ended June 30, 2019, compared with December 31, 2018, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
We were in compliance with all financial covenants as of June 30, 2019 and December 31, 2018. There were no amounts drawn under the credit facility as of June 30, 2019 or December 31, 2018.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2019, we had access to $73 million of lines of credit which expire at various times through 2019, and are generally renewed annually. There were no borrowings outstanding related to these facilities as of June 30, 2019 and $9 million of borrowings outstanding related to these facilities as of December 31, 2018.
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
Global economic conditions
Challenging economic conditions in recent years have not had, nor do we anticipate that it will have, a significant impact on our liquidity. Due to our operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As markets change, we continue to monitor our liquidity position. There can be no assurance that a challenging economic environment or an economic downturn would not impact our ability to obtain financing in the future.
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

46 |

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

47 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa1	Stable	August 2017
S&P	A-2	BBB	Stable	December 2016
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. As of June 30, 2019, there was approximately $1 million remaining under this authorization. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program, all of which is remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first six months of 2019, approximately 3 million shares were repurchased.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2019, or December 31, 2018, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of June 30, 2019
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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

48 |

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

49 |

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
Our financial instrument holdings at June 30, 2019, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at June 30, 2019, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $19 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $23 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. At June 30, 2019, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2019, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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

50 |

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
June 30, 2019:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2019	502,214	$101.02	500,938	$2,100,310,546
May 1 - May 31, 2019	632,228	$101.86	616,946	$2,037,490,146
June 1 - June 30, 2019	334,824	$110.94	329,739	$2,000,686,521
	1,469,266	$103.64	1,447,623	$2,000,686,521

(a)
The company repurchased 21,643 shares during the three-month period ended June 30, 2019, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

51 |

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014 (incorporated by reference to
Exhibit 3.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL)

52 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 6, 2019	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

August 6, 2019	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

53 |