Form 10-Q/A
period 2019-06-30
Zoetis Inc.
filed 2019-08-09
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At August 2, 2019, there were 477,557,942 shares of common stock outstanding.

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q of Zoetis Inc. (the "Company") for the quarter ended June 30, 2019, originally filed with the Securities and Exchange Commission on August 6, 2019 (the "Original Form 10-Q"), is being filed solely to correct an administrative error in the number of outstanding shares of the Company's common stock, as of August 2, 2019, listed on the cover page. The cover page of this Amendment correctly states that the number of shares of common stock outstanding on August 2, 2019 was 477,557,942. No other parts of the Original Form 10-Q presented incorrect share information.

This Amendment is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, we do not purport by this Amendment to update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the
Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the
Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL)

3 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 9, 2019	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

4 |