Form 10-Q
period 2019-09-30
Zoetis Inc.
filed 2019-11-07
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At November 1, 2019, there were 476,299,250 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2019	2018	2019	2018
Revenue	$1,584	$1,480	$4,586	$4,261
Costs and expenses:
Cost of sales	479	473	1,462	1,367
Selling, general and administrative expenses	391	367	1,166	1,064
Research and development expenses	112	108	325	307
Amortization of intangible assets	38	32	115	78
Restructuring charges and certain acquisition-related costs	6	47	33	54
Interest expense, net of capitalized interest	56	54	167	147
Other (income)/deductions—net	(26)	(19)	(46)	(28)
Income before provision for taxes on income	528	418	1,364	1,272
Provision for taxes on income	95	71	248	193
Net income before allocation to noncontrolling interests	433	347	1,116	1,079
Less: Net loss attributable to noncontrolling interests	—	—	—	(4)
Net income attributable to Zoetis Inc.	$433	$347	$1,116	$1,083
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.91	$0.72	$2.33	$2.24
Diluted	$0.90	$0.71	$2.31	$2.22
Weighted-average common shares outstanding:
Basic	477.8	482.0	478.7	483.9
Diluted	481.5	485.8	482.3	487.7
Dividends declared per common share	$—	$—	$0.328	$0.252

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Net income before allocation to noncontrolling interests	$433	$347	$1,116	$1,079
Other comprehensive income, net of taxes and reclassification adjustments:
Unrealized losses on derivatives for cash flow hedges, net	(4)	(1)	(3)	(1)
Unrealized gains on derivatives for net investment hedges, net	23	—	28	—
Foreign currency translation adjustments, net	(49)	(75)	(95)	(113)
Total other comprehensive loss, net of tax	(30)	(76)	(70)	(114)
Comprehensive income before allocation to noncontrolling interests	403	271	1,046	965
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(4)
Comprehensive income attributable to Zoetis Inc.	$403	$271	$1,046	$969

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,815	$1,602
Short term investments	12	99
Accounts receivable, less allowance for doubtful accounts of $25 in 2019 and $24 in 2018	1,030	1,036
Inventories	1,439	1,391
Other current assets	322	271
Total current assets	4,618	4,399
Property, plant and equipment, less accumulated depreciation of $1,725 in 2019 and $1,599 in 2018	1,813	1,658
Operating lease right of use assets	193	—
Goodwill	2,550	2,519
Identifiable intangible assets, less accumulated amortization	1,935	2,046
Noncurrent deferred tax assets	72	61
Other noncurrent assets	91	94
Total assets	$11,272	$10,777

Liabilities and Equity
Short-term borrowings	$—	$9
Accounts payable	284	313
Dividends payable	—	79
Accrued expenses	451	487
Accrued compensation and related items	217	266
Income taxes payable	52	35
Other current liabilities	48	34
Total current liabilities	1,052	1,223
Long-term debt, net of discount and issuance costs	6,447	6,443
Noncurrent deferred tax liabilities	473	474
Operating lease liabilities	169	—
Other taxes payable	255	265
Other noncurrent liabilities	198	187
Total liabilities	8,594	8,592
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 1,000,000,000 authorized, none issued	—	—
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 476,745,789 and 479,562,326 shares outstanding at September 30, 2019, and December 31, 2018, respectively	5	5
Treasury stock, at cost, 25,145,454 and 22,328,917 shares of common stock at September 30, 2019, and December 31, 2018, respectively	(1,876)	(1,487)
Additional paid-in capital	1,031	1,026
Retained earnings	4,217	3,270
Accumulated other comprehensive loss	(699)	(629)
Total equity	2,678	2,185
Total liabilities and equity	$11,272	$10,777

(a)	As of September 30, 2019, and December 31, 2018, includes $4 million and $5 million, respectively, of restricted cash.

See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended September 30, 2019
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2019	501.9	$5	24.1	$(1,732)	$1,019	$3,788	$(669)	$—	$2,411
Net income	—	—	—	—	—	433	—	—	433
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Share-based compensation awards	—	—	(0.2)	6	11	(4)	—	—	13
Treasury stock acquired	—	—	1.2	(150)	—	—	—	—	(150)
Employee benefit plan contribution from Pfizer Inc.(b)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2019	501.9	$5	25.1	$(1,876)	$1,031	$4,217	$(699)	$—	$2,678

Three months ended September 30, 2018
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2018	501.9	$5	19.6	$(1,215)	$1,001	$2,722	$(543)	$12	$1,982
Net income	—	—	—	—	—	347	—	—	347
Other comprehensive loss	—	—	—	—	—	—	(76)	—	(76)
Acquisition of a noncontrolling interest(c)	—	—	—	—	(14)	—	—	(12)	(26)
Share-based compensation awards	—	—	(0.3)	13	22	(2)	—	—	33
Treasury stock acquired	—	—	1.6	(143)	—	—	—	—	(143)
Employee benefit plan contribution from Pfizer Inc.(b)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2018	501.9	$5	20.9	$(1,345)	$1,010	$3,067	$(619)	$—	$2,118

(a)	Shares may not add due to rounding.

(b)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans.

(c)	Represents the consolidation of a European livestock monitoring company.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Nine months ended September 30, 2019
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2018	501.9	$5	22.3	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185
Net income	—	—	—	—	—	1,116	—	—	1,116
Other comprehensive loss	—	—	—	—	—	—	(70)	—	(70)
Share-based compensation awards	—	—	(1.6)	61	3	(12)	—		52
Treasury stock acquired	—	—	4.4	(450)	—	—	—	—	(450)
Employee benefit plan contribution from Pfizer Inc.(b)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(157)	—	—	(157)
Balance, September 30, 2019	501.9	$5	25.1	$(1,876)	$1,031	$4,217	$(699)	$—	$2,678

Nine months ended September 30, 2018
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2017	501.9	$5	15.8	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Net income/(loss)	—	—	—	—	—	1,083	—	(4)	1,079
Other comprehensive loss	—	—	—	—	—	—	(114)	—	(114)
Acquisition of a noncontrolling interest (c)	—	—	—	—	(14)	—	—	(12)	(26)
Share-based compensation awards	—	—	(1.4)	55	9	(3)	—	—	61
Treasury stock acquired	—	—	6.6	(548)	—	—	—	—	(548)
Employee benefit plan contribution from Pfizer Inc.(b)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(122)	—	—	(122)
Balance, September 30, 2018	501.9	$5	20.9	$(1,345)	$1,010	$3,067	$(619)	$—	$2,118

(a)	Shares may not add due to rounding.

(b)
Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans.

(c)	Represents the consolidation of a European livestock monitoring company.

See notes to condensed consolidated financial statements.
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(MILLIONS OF DOLLARS)	2019	2018
Operating Activities
Net income before allocation to noncontrolling interests	$1,116	$1,079
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	303	207
Share-based compensation expense	51	36
Asset write-offs and asset impairments	6	4
Net gain on sale of assets	(20)	—
Provision for losses on inventory	44	37
Deferred taxes(a)	(30)	(155)
Employee benefit plan contribution from Pfizer Inc.	2	2
Other non-cash adjustments	(11)	(17)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(18)	37
Inventories	(103)	29
Other assets	(39)	(77)
Accounts payable	(28)	(39)
Other liabilities	(68)	(31)
Other tax accounts, net(a)	8	94
Net cash provided by operating activities	1,213	1,206
Investing Activities
Capital expenditures	(294)	(200)
Acquisition of Abaxis, net of cash acquired	—	(1,884)
Other acquisitions	(137)	(110)
Proceeds from maturities and redemptions of investments	89	—
Net proceeds on swaps designated as net investment hedges	37	—
Net proceeds from sale of assets	20	8
Other investing activities	(6)	1
Net cash used in investing activities	(291)	(2,185)
Financing Activities
Decrease in short-term borrowings, net	(9)	—
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	—	1,485
Payment of contingent consideration related to previously acquired assets	(9)	(12)
Acquisition of a noncontrolling interest	—	(26)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	2	14
Purchases of treasury stock	(450)	(548)
Cash dividends paid	(235)	(183)
Net cash (used in)/provided by financing activities	(701)	730
Effect of exchange-rate changes on cash and cash equivalents	(8)	(29)
Net increase/(decrease) in cash and cash equivalents	213	(278)
Cash and cash equivalents at beginning of period	1,602	1,564
Cash and cash equivalents at end of period	$1,815	$1,286

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$293	$290
Interest, net of capitalized interest	220	166
Non-cash transactions:
Capital expenditures	5	3

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the United States are as of and for the nine-month periods ended August 31, 2019, and August 31, 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) which requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted the new standard as of January 1, 2019, the required effective date, using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to opening retained earnings was not required in conjunction with our adoption. We have elected not to reassess whether expired or existing contracts contain leases, nor did we reassess the classification of existing leases as of the adoption date. We did not use hindsight in our assessment of lease terms as of the effective date. For additional information, see Note 10. Leases.
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

8 |

The following tables present our revenue disaggregated by geographic area, species, and major product category.
Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
United States	$844	$757	$2,342	$2,068
Australia	53	53	150	152
Brazil	72	72	206	210
Canada	47	42	142	138
China	40	46	156	170
France	24	29	83	92
Germany	35	36	111	112
Italy	26	27	82	80
Japan	39	34	118	114
Mexico	29	24	87	74
Spain	29	28	86	83
United Kingdom	46	47	145	135
Other developed markets	98	98	269	266
Other emerging markets	183	173	546	537
	1,565	1,466	4,523	4,231

Contract manufacturing & human health	19	14	63	30

Total Revenue	$1,584	$1,480	$4,586	$4,261

Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
U.S.
Livestock	$294	$322	$847	$885
Companion animal	550	435	1,495	1,183
	844	757	2,342	2,068
International
Livestock	437	456	1,315	1,397
Companion animal	284	253	866	766
	721	709	2,181	2,163

Contract manufacturing & human health	19	14	63	30

Total Revenue	$1,584	$1,480	$4,586	$4,261

9 |

Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Livestock:
Cattle	$389	$417	$1,148	$1,229
Swine	142	160	449	500
Poultry	135	130	417	395
Fish	42	46	90	92
Other	23	25	58	66
	731	778	2,162	2,282
Companion Animal:
Dogs and Cats	789	653	2,231	1,832
Horses	45	35	130	117
	834	688	2,361	1,949

Contract manufacturing & human health	19	14	63	30

Total Revenue	$1,584	$1,480	$4,586	$4,261

Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Vaccines	$364	$382	$1,092	$1,109
Other pharmaceuticals	418	361	1,139	1,017
Anti-infectives	312	323	891	906
Parasiticides	243	203	740	639
Medicated feed additives	112	111	339	362
Animal health diagnostics	69	46	194	69
Other non-pharmaceuticals	47	40	128	129
	1,565	1,466	4,523	4,231

Contract manufacturing & human health	19	14	63	30

Total Revenue	$1,584	$1,480	$4,586	$4,261

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2018 and December 31, 2017, and subsequently recognized as revenue during the first nine months of 2019 and 2018 were approximately $8 million and $2 million, respectively. Contract liabilities as of September 30, 2019 and December 31, 2018 were approximately $9 million and $9 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2019 is not material.
5. Acquisitions
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

10 |

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
During the first half of 2019, the company recorded additional measurement period adjustments which were made to reflect the facts and circumstances in existence as of the acquisition date. These adjustments include a reduction to Identifiable intangible assets and Noncurrent deferred tax liabilities of $1 million each with a corresponding offset to goodwill. These measurement period adjustments were primarily attributable to changes in preliminary valuation assumptions, including market participant estimates of cash flows as well as other initial estimates and the finalization of legal entity fair values. The valuation was finalized during the second quarter of 2019. The final fair values allocated to Abaxis' assets and liabilities as of the acquisition date, are reflected in the table below.

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

(e)
Identifiable intangible assets primarily consist of developed technology rights, customer relationships, and trademarks and trade names. The fair value of identifiable intangible assets is determined using the income approach, which includes a forecast of expected future cash flows. For additional information regarding identifiable intangible assets, see Note 12. Goodwill and Other Intangible Assets.

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

11 |

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

The company incurred acquisition related costs of approximately $5 million and $32 million for the three and nine months ended September 30, 2019, respectively, which are included within Restructuring charges and certain acquisition-related costs on our condensed consolidated statements of income.
Supplemental Pro Forma Information (Unaudited):
The following table provides unaudited supplemental pro forma financial information as if the acquisition of Abaxis had occurred on January 1, 2017.

	Three Months Ended	Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2018
Revenue	$1,500	$4,416
Net income attributable to Zoetis Inc.	348	1,024

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

•
Additional amortization expense of $13 million for the three months ended September 30, 2018 and $78 million for the nine months ended September 30, 2018, related to the fair value of identified intangible assets acquired.

•	Additional depreciation expense of $1 million for the nine months ended September 30, 2018, related to the fair value adjustments to property, plant and equipment acquired.

•
Adjustments related to the preliminary estimate of the non-recurring fair value adjustment to acquisition date inventory estimated to have been sold, resulting in $7 million removed for each of the three and nine months ended September 30, 2018, respectively.

•
Additional interest expense and amortization of debt issuance costs for the debt issuance to finance the acquisition, resulting in $8 million added for the three months ended September 30, 2018 and $36 million added for the nine months ended September 30, 2018.

•	Adjustment related to the post merger share-based compensation expense of the replacement awards is $7 million for the nine months ended September 30, 2018.

•	Applicable tax impact of the above adjustments based on the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred.
Other Acquisitions
In the third quarter of 2019, we completed the acquisition of Platinum Performance, a nutrition-focused animal health business for companion animals. The transaction did not have a significant impact on our consolidated financial statements.
In the third quarter of 2018, we completed the acquisition of a manufacturing business in Ireland and the noncontrolling interest of a European livestock monitoring company. These transactions did not have a significant impact on our consolidated financial statements.
6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems. In connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the consolidated company, which may include charges related to employees, assets and activities that will not continue in the consolidated company. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as functions such as information technology, shared services and corporate operations.
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

12 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Restructuring charges and certain acquisition-related costs:
Transaction costs(a)	$—	$21	$—	$21
Integration costs(b)	4	9	13	10
Restructuring charges(c)(d):
Employee termination costs	2	17	20	22
Exit costs	—	—	—	1
Total Restructuring charges and certain acquisition-related costs	$6	$47	$33	$54

(a)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(c)	The restructuring charges for the three and nine months ended September 30, 2019 primarily relate to the acquisition of Abaxis.
The restructuring charges for the three and nine months ended September 30, 2018 primarily relate to employee termination costs of $8 million and $11 million, respectively, in Europe as a result of initiatives to better align our organizational structure, and employee termination costs of $10 million related to the acquisition of Abaxis.

(d)	The restructuring charges are associated with the following:

•	For the three months ended September 30, 2019, Manufacturing/research/corporate of $2 million.

•	For the three months ended September 30, 2018, International of $8 million and Manufacturing/research/corporate of $9 million.

•	For the nine months ended September 30, 2019, Manufacturing/research/corporate of $20 million.

•	For the nine months ended September 30, 2018, International of $12 million and Manufacturing/research/corporate of $11 million.
The components of, and changes in, our restructuring accruals are as follows:

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2018(b)	$45
Provision	20
Utilization and other(c)	(28)
Balance, September 30, 2019(b)	$37

(a)	Changes in our restructuring accrual represents employee termination costs.

(b)	At September 30, 2019, and December 31, 2018, included in Accrued expenses ($11 million and $27 million, respectively) and Other noncurrent liabilities ($26 million and $18 million, respectively).

(c)	Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Royalty-related income	$(4)	$(5)	$(12)	$(18)
Interest income	(10)	(6)	(29)	(20)
Net (gain)/loss on sale of assets(a)	(20)	2	(20)	2
Foreign currency loss(b)	7	9	14	26
Other, net(c)	1	(19)	1	(18)
Other (income)/deductions—net	$(26)	$(19)	$(46)	$(28)

(a)
For the three and nine months ended September 30, 2019, represents income resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

For the three and nine months ended September 30, 2018, represents net losses related to sales of certain manufacturing sites and products as part of our operational efficiency initiative and supply network strategy.

(b)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

13 |

(c)	For the three and nine months ended September 30, 2018, primarily includes a net gain related to the relocation of a manufacturing site in China.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 18.0% for the three months ended September 30, 2019, compared with 17.0% for the three months ended September 30, 2018. The higher effective tax rate for the three months ended September 30, 2019, was primarily attributable to:

•
a $23 million net discrete tax benefit recorded in the third quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Cuts and Jobs Act (the Tax Act) enacted on December 22, 2017;

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

•	a $1 million and $3 million discrete tax benefit recorded in the third quarter of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments, partially offset by:

•	a $14 million net discrete deferred tax benefit recorded in the third quarter of 2019, due to a change in tax basis related to purchase accounting.
Our effective tax rate was 18.2% for the nine months ended September 30, 2019, compared with 15.2% for the nine months ended September 30, 2018. The higher effective tax rate for the nine months ended September 30, 2019, was primarily attributable to:

•
a $58 million net discrete tax benefit recorded in the nine months ended 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•	the impact of the GILTI tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•
a $3 million and $8 million discrete tax benefit recorded in the nine months ended 2019 and 2018, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, partially offset by:

•	a $19 million net discrete tax benefit recorded in the nine months ended 2019, related to changes in various other tax items;

•	a $14 million net discrete deferred tax benefit recorded in the third quarter of 2019, due to a change in tax basis related to purchase accounting; and

•	a $17 million and $12 million discrete tax benefit recorded in the nine months ended 2019 and 2018, respectively, related to the excess tax benefit for share-based payments.
B. Deferred Taxes
As of September 30, 2019, the total net deferred income tax liability of $401 million is included in Noncurrent deferred tax assets ($72 million) and Noncurrent deferred tax liabilities ($473 million).
As of December 31, 2018, the total net deferred income tax liability of $413 million is included in Noncurrent deferred tax assets ($61 million) and Noncurrent deferred tax liabilities ($474 million).
C. Tax Contingencies
As of September 30, 2019, the tax liabilities associated with uncertain tax positions of $181 million (exclusive of interest and penalties related to uncertain tax positions of $12 million) are included in Noncurrent deferred tax assets ($3 million) and Other taxes payable ($178 million).
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
We were in compliance with all financial covenants as of September 30, 2019, and December 31, 2018. There were no amounts drawn under the credit facility as of September 30, 2019, or December 31, 2018.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2019, we had access to $76 million of lines of credit which expire at various times through 2020 and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2019 and $9 million of borrowings outstanding related to these facilities as of December 31, 2018.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2019, and December 31, 2018, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On August 20, 2018, we issued $1.5 billion aggregate principal amount of our senior notes (2018 senior notes), with an original issue discount of $4 million. These notes are comprised of $300 million aggregate principal amount of floating rate senior notes due 2021 (the "2018 floating rate senior notes"), and $300 million aggregate principal amount of 3.250% senior notes due 2021, $500 million aggregate principal amount of 3.900% senior notes due 2028 and $400 million aggregate principal amount of 4.450% senior notes due 2048 (collectively, the "2018 fixed rate senior notes"). Net proceeds from this offering were partially used to pay down and terminate a revolving credit agreement and repay outstanding commercial paper, which were borrowed to finance a portion of the cash consideration for the acquisition of Abaxis (see Note 5. Acquisitions). The remainder of the net proceeds were used for general corporate purposes.
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

15 |

The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
	6,500	6,500
Unamortized debt discount / debt issuance costs	(53)	(57)
Long-term debt, net of discount and issuance costs	$6,447	$6,443

The fair value of our long-term debt was $7,082 million and $6,474 million as of September 30, 2019, and December 31, 2018, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of September 30, 2019, matures in the following years:

					After
(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2023	Total
Maturities	$500	$600	$—	$1,350	$4,050	$6,500

Interest Expense
Interest expense, net of capitalized interest, was $56 million and $167 million, for the three and nine months ended September 30, 2019, respectively and $54 million and $147 million for the three and nine months ended September 30, 2018, respectively. Capitalized interest expense was $3 million and $9 million for the three and nine months ended September 30, 2019, respectively and $2 million and $6 million for the three and nine months ended September 30, 2018, respectively.
B. Investments
As part of the acquisition of Abaxis, we acquired short and long-term investments in debt securities (see Note 5. Acquisitions). These investments are classified as available-for-sale securities and, therefore, are measured at fair value at each reporting date. The changes in fair value are recognized in Accumulated other comprehensive income/(loss). We utilized Level 2 inputs such as observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.

16 |

The investment securities portfolio consists of debt securities that are investment grade. Information on investments in the debt securities, including the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale securities is as follows:

	Gross Unrealized
	As of September 30, 2019				As of December 31, 2018
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Municipal Bonds	$—	$—	$—	$—	$1	$—	$—	$1
Corporate Bonds	12	—	—	12	100	—	—	100
Total debt securities	$12	$—	$—	$12	$101	$—	$—	$101

	Maturities by Period(a)
	As of September 30, 2019				As of December 31, 2018
(MILLIONS OF DOLLARS)	Within 1 year	Over 1 to 5 years	Over 5 years	Total	Within 1 year	Over 1 to 5 years	Over 5 years	Total
Available-for-sale debt securities
Municipal Bonds	$—	$—	$—	$—	$1	$—	$—	$1
Corporate Bonds	12	—	—	12	98	2	—	100
Total debt securities	$12	$—	$—	$12	$99	$2	$—	$101
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

•
For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statement of Cash Flows. The cross-currency interest rate swap contracts have varying maturities of up to six years.

Interest Rate Risk
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing.

•
In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive income/(loss) and are recognized in earnings over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings. For the nine months ended September 30, 2019, we entered into forward-starting interest rate swaps, having an effective date and mandatory

17 |

termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023.

•
We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of September 30, 2019, we had an outstanding fixed-to-floating interest rate swap which corresponds to a portion of the 3.900% 2018 senior notes due 2028. The amounts recorded during the three and nine months ended September 30, 2019 for changes in the fair value of this hedge are immaterial to our consolidated financial statements.

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	September 30,	December 31,
(MILLIONS)	2019	2018
Foreign currency forward-exchange contracts	$1,150	$1,330

Cross-currency interest rate swap contracts (in foreign currency):
Euro	575	400
Danish krone	600	—
Swiss franc	25	—

Forward-starting interest rate swaps	$250	$—

Fixed-to-floating interest rate swap contracts	$50	$—
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2019	2018
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$9	$6
Foreign currency forward-exchange contracts	Other current liabilities	(6)	(7)
Total derivatives not designated as hedging instruments		$3	$(1)

Derivatives Designated as Hedging Instruments:
Forward starting interest rate swap contracts	Other current liabilities	$(6)	$—
Cross-currency interest rate swap contracts	Other current assets	13	3
Cross-currency interest rate swap contracts	Other noncurrent assets	28	8
Total derivatives designated as hedging instruments		35	11
Total derivatives		$38	$10

The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At September 30, 2019, there was $16 million of collateral received related to the long-term cross-currency interest rate swaps.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

18 |

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Foreign currency forward-exchange contracts	$1	$22	$5	$22

These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Forward-starting interest rate swap contracts	$(4)	$—	$(4)	$—
Cross-currency interest rate swap contracts	$23	$—	$28	$1
Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Cross-currency interest rate swap contracts	$5	$2	$13	$3

The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive income/(loss) into earnings over the next 12 months is insignificant.
10. Leases
We have facilities, vehicles and equipment under various non-cancellable operating leases with third parties. These leases generally have remaining terms ranging from one to 15 years, inclusive of renewal options that are reasonably certain of exercise.
Supplemental information for operating leases is as follows:

19 |

(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)		As of September 30, 2019
Supplemental Balance Sheet information for operating leases
Operating lease right of use assets		$193

Operating lease liabilities
Operating lease liabilities - current (in Other current liabilities)		$34
Operating lease liabilities - noncurrent		169
Total operating lease liabilities		$203

Weighted-average remaining lease term—operating leases (years)		6.91
Weighted-average discount rate—operating leases		3.66%

	Three Months Ended	Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2019
Supplemental Income Statement information for operating leases
Operating lease expense	$10	$29
Variable lease payments not included in the measurement of lease liabilities	5	13
Short-term lease payments not included in the measurement of lease liabilities	3	9

Supplemental Cash Flow information for operating leases
Cash paid for amounts included in the measurement of lease liabilities	$9	$28
Lease obligations obtained in exchange for right-of-use assets (non-cash)	7	230

Future minimum lease payments under non-cancellable operating lease contracts as of September 30, 2019 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2019(a)	2020	2021	2022	2023	2023	Payments	Interest	Total
Maturities	$11	$41	$35	$31	$26	$88	$232	$(29)	$203
(a) 2019 excludes the nine months ended September 30, 2019.
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
Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. A corresponding lease liability is recorded within Other current liabilities and Operating lease liabilities. The present value of future payments is discounted using the rate implicit in the lease, when available. When the implicit rate is not available, as is frequently the case with our lease portfolio, the present value is calculated using our incremental borrowing rate, which is determined on the commencement date. The incremental borrowing rate represents the rate of interest that we would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As we do not borrow on a collateralized basis, our non-collateralized borrowing rate is used as an input in deriving the incremental borrowing rate.

20 |

Fixed lease payments are recognized on straight-line basis over the lease term, while variable payments are recognized in the period incurred. Variable lease payments include real estate taxes and charges for other non-lease services due to lessors that are not dependent on an index or rate and utilization based charges associated with fleet vehicles.
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
11. Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
Finished goods	$713	$744
Work-in-process	524	481
Raw materials and supplies	202	166
Inventories	$1,439	$1,391

12. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2018	$1,265	$1,254	$2,519
Additions(a)	58	—	58
Other(b)	—	(27)	(27)
Balance, September 30, 2019	$1,323	$1,227	$2,550

(a) Includes the preliminary purchase price allocation related to the acquisition of Platinum Performance in the third quarter of 2019.
(b) Includes measurement period adjustments related to the acquisition of Abaxis and adjustments for foreign currency translation.
The gross goodwill balance was $3,086 million and $3,055 million as of September 30, 2019 and December 31, 2018, respectively. Accumulated goodwill impairment losses were $536 million as of September 30, 2019 and December 31, 2018.

21 |

B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2019			As of December 31, 2018
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,943	$(621)	$1,322	$1,854	$(523)	$1,331
Brands(a)	258	(163)	95	212	(154)	58
Trademarks and trade names	166	(56)	110	166	(51)	115
Other(a)	422	(230)	192	412	(178)	234
Total finite-lived intangible assets	2,789	(1,070)	1,719	2,644	(906)	1,738
Indefinite-lived intangible assets:
In-process research and development	105	—	105	197	—	197
Brands	37	—	37	37	—	37
Trademarks and trade names	67	—	67	67	—	67
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	216	—	216	308	—	308
Identifiable intangible assets	$3,005	$(1,070)	$1,935	$2,952	$(906)	$2,046

(a) Includes additions primarily related to the preliminary fair value of intangible assets acquired in the third quarter of 2019 associated with the acquisition of Platinum Performance.
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $60 million and $176 million for the three and nine months ended September 30, 2019, respectively, and $45 million and $96 million for the three and nine months ended September 30, 2018, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Stock options / stock appreciation rights	$3	$2	$8	$7
RSUs / DSUs(a)(b)	10	10	34	23
PSUs	3	2	9	6
Share-based compensation expense—total(c)	$16	$14	$51	$36

(a)
For the three and nine months ended September 30, 2019, includes share-based compensation expense of $4 million and $13 million, respectively, related to the acquisition of Abaxis for the post-merger service period. For additional details, see Note 5. Acquisitions.

(b)
Includes additional share-based compensation expense as a result of accelerated vesting of outstanding RSUs of terminated employees in connection with the acquisition of Abaxis, for the three and nine months ended September 30, 2019, of approximately $1 million and $5 million, respectively, which is included in Restructuring charges and certain acquisition-related costs.

(c)
Amounts capitalized to inventory were $1 million for the nine months ended September 30, 2019 and were insignificant for the three months ended September 30, 2019 as well as for the three and nine months ended September 30, 2018.

22 |

During the nine months ended September 30, 2019, the company granted 444,789 stock options with a weighted-average exercise price of $87.77 per stock option and a weighted-average fair value of $21.82 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 2.57%; expected dividend yield of 0.75%; expected stock price volatility of 23.08%; and expected term of 5.7 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2019, the company granted 361,142 RSUs, with a weighted-average grant date fair value of $87.85 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2019, the company granted 190,170 PSUs with a weighted-average grant date fair value of $101.51 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 20.3% and 25.3%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
14. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. This program was completed as of September 30, 2019. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. As of September 30, 2019, there was approximately $1.9 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive income/(loss)
Changes, net of tax, in accumulated other comprehensive income/(loss), excluding noncontrolling interests, were as follows:

		Currency Translation Adjustments			Accumulated Other
	Cash Flow	Net Investment	Other Currency		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	Benefit Plans	Loss
Balance, December 31, 2017	$(3)	$—	$(487)	$(15)	$(505)
Other comprehensive loss, net of tax	(1)	—	(113)	—	(114)
Balance, September 30, 2018	$(4)	$—	$(600)	$(15)	$(619)

Balance, December 31, 2018	$(4)	$10	$(621)	$(14)	$(629)
Other comprehensive (loss)/income, net of tax	(3)	28	(95)	—	(70)
Balance, September 30, 2019	$(7)	$38	$(716)	$(14)	$(699)

23 |

15. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2019	2018	2019	2018
Numerator
Net income before allocation to noncontrolling interests	$433	$347	$1,116	$1,079
Less: Net loss attributable to noncontrolling interests	—	—	—	(4)
Net income attributable to Zoetis Inc.	$433	$347	$1,116	$1,083
Denominator
Weighted-average common shares outstanding	477.8	482.0	478.7	483.9
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.7	3.8	3.6	3.8
Weighted-average common and potential dilutive shares outstanding	481.5	485.8	482.3	487.7

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.91	$0.72	$2.33	$2.24
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.90	$0.71	$2.31	$2.22

The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three months ended September 30, 2019 and September 30, 2018, respectively and de minimis and 1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
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

24 |

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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019.
Lascadoil Contamination in Animal Feed
An investigation by the U.S. Food and Drug Administration (FDA) and the Michigan Department of Agriculture into the alleged contamination of the feed supply of certain turkey and hog feed mills in Michigan led to the recall of certain batches of soy oil (intended for use as an animal feed additive) that had originated with Shur-Green Farms LLC, a producer of soy oil, and that had been contaminated with lascadoil, an industrial by-product of certain Zoetis manufacturing processes. The contaminated feed is believed to have caused the deaths of approximately 50,000 turkeys and the contamination (but not death) of at least 20,000 hogs in August 2014. The investigation posited that Shur-Green inadvertently contaminated soy oil with lascadoil which it purchased from Zoetis for use as a bio-fuel ingredient, and then sold the contaminated soy oil to fat recycling vendors, who in turn unknowingly sold to feed mills for use in animal feed.
During the course of its investigation, the FDA identified the process used to manufacture Zoetis’ Avatec® (lasalocid sodium) and Bovatec® (lasalocid sodium) products as the possible source of the lascadoil, since lascadoil contains small amounts of lasalocid, the active ingredient found in both products. Zoetis sold the industrial lascadoil byproduct to Shur-Green, through its broker, Heritage Interactive Services, LLC. Under the terms of the sale agreement, the lascadoil could only be incinerated or resold for use in biofuel and the agreement expressly prohibited the reselling of lascadoil for use as a component in food. The FDA inspected the Zoetis site where Avatec and Bovatec are manufactured, and found no evidence that Zoetis was involved in the contamination of the animal feed.
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court's decision granting summary disposition. The Court, denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s

25 |

decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case has been remanded back to the lower Court, where it will proceed to trial (unless settled) without Zoetis. The trial began on November 4, 2019. The plaintiffs will have the option to seek an appeal of the lower Court's decision granting Zoetis' motion for summary disposition after the final adjudication of the case.
Other Matters
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of September 30, 2019. We will continue to monitor the developments of the appeal and its ultimate resolution.
The EC published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC (previously having the name Zoetis Products LLC). Alpharma LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of Euro 11 million (approximately $14 million) and was reimbursed in full by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013, to the General Court of the European Union. On September 8, 2016, the General Court upheld the decision of the European Commission. On November 25, 2016, we filed an appeal to the Court of Justice of the European Union. On January 24, 2019, the Court heard oral argument on the merits of the appeal, and we now await the Court’s decision.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2019, recorded amounts for the estimated fair value of these indemnifications were not significant.
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
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities, includes our Client Supply Services (CSS) contract manufacturing results, our human health business, and expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the international commercial segment.

•
Corporate, includes platform functions such as information technology, facilities, legal, finance, human resources, business development, and communications, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.

•
Certain transactions and events such as (i) Purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, where we incur costs associated with acquiring and integrating newly acquired businesses, such as transaction costs and integration costs; and (iii) Certain significant items, which comprise substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis, such as restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, certain asset impairment charges, certain legal and commercial settlements and the impact of divestiture-related gains and losses.

•
Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with information technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.

26 |

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
U.S.
Revenue	$844	$757
Cost of sales	163	151
Gross profit	681	606
Gross margin	80.7%	80.1%
Operating expenses	130	116
Other (income)/deductions	—	—
U.S. Earnings	551	490	$12	$9

International
Revenue(b)	721	709
Cost of sales	234	226
Gross profit	487	483
Gross margin	67.5%	68.1%
Operating expenses	134	131
Other (income)/deductions	—	(1)
International Earnings	353	353	13	11

Total operating segments	904	843	25	20

Other business activities	(87)	(84)	7	6
Reconciling Items:
Corporate	(172)	(178)	19	15
Purchase accounting adjustments	(55)	(49)	55	43
Acquisition-related costs	(6)	(40)	—	—
Certain significant items(c)	17	8	—	—
Other unallocated	(73)	(82)	1	—
Total Earnings(d)	$528	$418	$107	$84

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $176 million and $180 million for the three months ended September 30, 2019 and September 30, 2018, respectively.

(c)
For the three months ended September 30, 2019, primarily includes income of $20 million resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

For the three months ended September 30, 2018 primarily represents: (i) employee termination costs of $8 million, (ii) a net gain of $18 million related to the relocation of a manufacturing site in China, and (iii) a loss of $2 million related to sales of certain manufacturing sites and products as a result of our supply network strategy.

(d)	Defined as income before provision for taxes on income.

27 |

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
U.S.
Revenue	$2,342	$2,068
Cost of sales	468	431
Gross profit	1,874	1,637
Gross margin	80.0%	79.2%
Operating expenses	367	328
Other (income)/deductions	—	—
U.S. Earnings	1,507	1,309	$31	$25

International
Revenue(b)	2,181	2,163
Cost of sales	662	689
Gross profit	1,519	1,474
Gross margin	69.6%	68.1%
Operating expenses	412	411
Other (income)/deductions	—	2
International Earnings	1,107	1,061	38	34

Total operating segments	2,614	2,370	69	59

Other business activities	(246)	(247)	18	17
Reconciling Items:
Corporate	(512)	(470)	49	42
Purchase accounting adjustments	(179)	(95)	165	88
Acquisition-related costs	(33)	(41)	—	—
Certain significant items(c)	(56)	(2)	—	—
Other unallocated	(224)	(243)	2	1
Total Earnings(d)	$1,364	$1,272	$303	$207

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $541 million and $555 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(c)
For the nine months ended September 30, 2019, primarily represents (i) a change in estimate related to inventory costing of $68 million, (ii) income of $20 million resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites, and (iii) product transfer costs and consulting fees of $7 million related to our supply network strategy.

For the nine months ended September 30, 2018, primarily represents: (i) charges related to our operational efficiency initiative and supply network strategy of $8 million which includes consulting fees, product transfer costs, employee termination costs, and a loss related to sales of certain manufacturing sites and products, (ii) employee termination costs of $11 million in Europe as a result of initiatives to better align our organizational structure, and (iii) a net gain of $18 million related to the relocation of a manufacturing site in China.

(d)	Defined as income before provision for taxes on income.

28 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of September 30, 2019, the related condensed consolidated statements of income, comprehensive income, equity for the three-month and nine-month periods ended September 30, 2019 and September 30, 2018, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and September 30, 2018 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2019

29 |

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
A summary of our 2019 performance compared with the comparable 2018 period follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational(a)
Revenue	$1,584	$1,480	7	(2)	9
Net income attributable to Zoetis	433	347	25	4	21
Adjusted net income(a)	455	403	13	3	10

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational(a)
Revenue	$4,586	$4,261	8	(3)	11
Net income attributable to Zoetis	1,116	1,083	3	—	3
Adjusted net income(a)	1,315	1,143	15	—	15

(a)	Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis (MD&A) for more information.
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

30 |

Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2019, approximately 44% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2019, approximately 56% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 3% from changes in foreign currency values relative to the U.S. dollar.
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

31 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Revenue	$1,584	$1,480	7	$4,586	$4,261	8
Costs and expenses:
Cost of sales	479	473	1	1,462	1,367	7
% of revenue	30.2%	32.0%		31.9%	32.1%
Selling, general and administrative expenses	391	367	7	1,166	1,064	10
% of revenue	25%	25%		25%	25%
Research and development expenses	112	108	4	325	307	6
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	38	32	19	115	78	47
Restructuring charges and certain acquisition-related costs	6	47	(87)	33	54	(39)
Interest expense, net of capitalized interest	56	54	4	167	147	14
Other (income)/deductions—net	(26)	(19)	37	(46)	(28)	64
Income before provision for taxes on income	528	418	26	1,364	1,272	7
% of revenue	33%	28%		30%	30%
Provision for taxes on income	95	71	34	248	193	28
Effective tax rate	18.0%	17.0%		18.2%	15.2%
Net income before allocation to noncontrolling interests	433	347	25	1,116	1,079	3
Less: Net loss attributable to noncontrolling interests	—	—	—	—	(4)	(100)
Net income attributable to Zoetis	$433	$347	25	$1,116	$1,083	3
% of revenue	27%	23%		24%	25%
Certain amounts and percentages may reflect rounding adjustments.
Revenue
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Total revenue increased by $104 million, or 7%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, an increase of $128 million, or 9%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•increased volume from in-line products of approximately 4%, primarily driven by our key dermatology products of approximately 3%;

•	volume growth from new products of approximately 2%;

•	the acquisition of Abaxis which contributed approximately 2%; and

•	price growth of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 2%.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Total revenue increased by $325 million, or 8%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, an increase of $466 million, or 11%, on an operational basis. Operational revenue growth was comprised primarily of the following:

•	the acquisition of Abaxis which contributed approximately 4%;

•	price growth of approximately 3%;

•	increased volume from in-line products of approximately 3%, primarily driven by our key dermatology products; and

•	volume growth from new products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 3%.

32 |

Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Cost of sales	$479	$473	1	$1,462	$1,367	7
% of revenue	30.2%	32.0%		31.9%	32.1%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Cost of sales as a percentage of revenue decreased from 32.0% to 30.2% in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, primarily as a result of:

•	favorable foreign exchange;

•	favorable product mix; and

•	price increases,
partially offset by:

•	tariffs on certain products; and

•	the inclusion of Abaxis.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Cost of sales as a percentage of revenue decreased from 32.1% to 31.9% in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, primarily as a result of:

•	favorable foreign exchange;

•	price increases;

•	favorable product mix; and

•	continued cost improvements and efficiencies in our manufacturing network, partially offset by:

•	the inclusion of Abaxis;

•	tariffs on certain products; and

•	a change in estimate related to inventory costing.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expenses	$391	$367	7	$1,166	$1,064	10
% of revenue	25%	25%		25%	25%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Selling, general & administrative (SG&A) expenses increased by $24 million, or 7%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, primarily as a result of:

•	the inclusion of Abaxis;

•	an increase in certain compensation-related expenses; and

•	expenses related to the acquisition of Platinum Performance, partially offset by:

•	favorable foreign exchange.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
SG&A expenses increased by $102 million, or 10%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, primarily as a result of:

•	the inclusion of Abaxis;

33 |

•	an increase in certain compensation-related expenses; and

•	expenses related to the acquisition of Platinum Performance, partially offset by:

•	favorable foreign exchange.

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Research and development expenses	$112	$108	4	$325	$307	6
% of revenue	7%	7%		7%	7%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
R&D expenses increased by $4 million, or 4%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, primarily as a result of:

•	increased spending driven by project investments;

•	an increase in certain compensation-related expenses; and

•	the inclusion of Abaxis,
partially offset by:

•	favorable foreign exchange.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
R&D expenses increased by $18 million, or 6%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, primarily as a result of:

•	increased spending driven by project investments;

•	the inclusion of Abaxis; and

•	an increase in certain compensation-related expenses,
partially offset by:

•	favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Amortization of intangible assets	$38	$32	19	$115	$78	47
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Amortization of intangible assets increased by $6 million, or 19%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018 primarily as a result of certain intangible assets acquired in the third quarter of 2018 as part of the acquisition of Abaxis.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Amortization of intangible assets increased by $37 million, or 47%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018 primarily as a result of certain intangible assets acquired in the third quarter of 2018 as part of the acquisition of Abaxis.

34 |

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Restructuring charges and certain acquisition-related costs	$6	$47	(87)	$33	$54	(39)
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
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Restructuring charges and certain acquisition-related costs decreased by $41 million, or 87%, in the three months ended September 30, 2019 compared with the three months ended September 30, 2018, primarily due to a reduction in the integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in the third quarter of 2018.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Restructuring charges and certain acquisition-related costs decreased by $21 million, or 39%, in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, primarily due to a reduction in the integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in the third quarter of 2018.

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$56	$54	4	$167	$147	14
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Interest expense, net of capitalized interest, increased by $2 million, or 4% in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Interest expense, net of capitalized interest, increased by $20 million, or 14% in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Other (income)/deductions—net	$(26)	$(19)	37	$(46)	$(28)	64
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
The change in Other (income)/deductions—net from income of $19 million in the three months ended September 30, 2018, to income of $26 million in the three months ended September 30, 2019, is primarily a result of higher interest income due to higher cash balances and higher short-term interest rates for the three months ended September 30, 2019. Additionally, the three months ended September 30, 2019, includes $20 million of income resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites, and the three months ended September 30, 2018 includes a net gain of $18 million related to the relocation of a manufacturing site in China.

35 |

Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
The change in Other (income)/deductions—net from income of $28 million in the nine months ended September 30, 2018, to income of $46 million in the nine months ended September 30, 2019, is primarily a result of higher interest income due to higher short-term interest rates and higher cash balances for the nine months ended September 30, 2019, as well as higher foreign currency losses for the nine months ended September 30, 2018. Additionally, the nine months ended September 30, 2019, includes $20 million of income resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites, and the nine months ended September 30, 2018 includes a net gain of $18 million related to the relocation of a manufacturing site in China.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
Provision for taxes on income	$95	$71	34	$248	$193	28
Effective tax rate	18.0%	17.0%		18.2%	15.2%
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Our effective tax rate was 18.0% for the three months ended September 30, 2019, compared with 17.0% for the three months ended September 30, 2018. The higher effective tax rate for the three months ended September 30, 2019, was primarily attributable to:

•
a $23 million net discrete tax benefit recorded in the third quarter of 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

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

•	a $1 million and $3 million discrete tax benefit recorded in the third quarter of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments, partially offset by:

•	a $14 million net discrete deferred tax benefit recorded in the third quarter of 2019, due to a change in tax basis related to purchase accounting.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Our effective tax rate was 18.2% for the nine months ended September 30, 2019, compared with 15.2% for the nine months ended September 30, 2018. The higher effective tax rate for the nine months ended September 30, 2019, was primarily attributable to:

•
a $58 million net discrete tax benefit recorded in the nine months ended 2018, associated with a measurement-period adjustment related to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings pursuant to the Tax Act enacted on December 22, 2017;

•	the impact of the GILTI tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019;

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and

•
a $3 million and $8 million discrete tax benefit recorded in the nine months ended 2019 and 2018, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, partially offset by:

•	a $19 million net discrete tax benefit recorded in the nine months ended 2019, related to changes in various other tax items;

•	a $14 million net discrete deferred tax benefit recorded in the third quarter of 2019, due to a change in tax basis related to purchase accounting; and

•	a $17 million and $12 million discrete tax benefit recorded in the nine months ended 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.

36 |

Operating Segment Results
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Livestock	$294	$322	(9)	—	(9)
Companion animal	550	435	26	—	26
	844	757	11	—	11
International
Livestock	437	456	(4)	(3)	(1)
Companion animal	284	253	12	(4)	16
	721	709	2	(3)	5

Total
Livestock	731	778	(6)	(2)	(4)
Companion animal	834	688	21	(2)	23
Contract manufacturing & human health	19	14	36	*	*
	$1,584	$1,480	7	(2)	9
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Livestock	$847	$885	(4)	—	(4)
Companion animal	1,495	1,183	26	—	26
	2,342	2,068	13	—	13
International
Livestock	1,315	1,397	(6)	(6)	—
Companion animal	866	766	13	(7)	20
	2,181	2,163	1	(6)	7

Total
Livestock	2,162	2,282	(5)	(4)	(1)
Companion animal	2,361	1,949	21	(3)	24
Contract manufacturing & human health	63	30	*	*	*
	$4,586	$4,261	8	(3)	11
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

37 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Revenue	$844	$757	11	—	11
Cost of Sales	163	151	8	—	8
Gross Profit	681	606	12	—	12
Gross Margin	80.7%	80.1%
Operating Expenses	130	116	12	—	12
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	551	490	12	—	12

International
Revenue	721	709	2	(3)	5
Cost of Sales	234	226	4	(7)	11
Gross Profit	487	483	1	(1)	2
Gross Margin	67.5%	68.1%
Operating Expenses	134	131	2	(4)	6
Other (income)/deductions	—	(1)	(100)	*	*
International Earnings	353	353	—	(1)	1

Total operating segments	904	843	7	(1)	8

Other business activities	(87)	(84)	4
Reconciling Items:
Corporate	(172)	(178)	(3)
Purchase accounting adjustments	(55)	(49)	12
Acquisition-related costs	(6)	(40)	(85)
Certain significant items	17	8	*
Other unallocated	(73)	(82)	(11)
Income before provision for taxes on income	$528	$418	26
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

38 |

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2019	2018	Total	Exchange	Operational
U.S.
Revenue	$2,342	$2,068	13	—	13
Cost of Sales	468	431	9	—	9
Gross Profit	1,874	1,637	14	—	14
Gross Margin	80.0%	79.2%
Operating Expenses	367	328	12	—	12
Other (income)/deductions	—	—	—	—	—
U.S. Earnings	1,507	1,309	15	—	15

International
Revenue	2,181	2,163	1	(6)	7
Cost of Sales	662	689	(4)	(10)	6
Gross Profit	1,519	1,474	3	(5)	8
Gross Margin	69.6%	68.1%
Operating Expenses	412	411	—	(7)	7
Other (income)/deductions	—	2	(100)	*	*
International Earnings	1,107	1,061	4	(5)	9

Total operating segments	2,614	2,370	10	(2)	12

Other business activities	(246)	(247)	—
Reconciling Items:
Corporate	(512)	(470)	9
Purchase accounting adjustments	(179)	(95)	88
Acquisition-related costs	(33)	(41)	(20)
Certain significant items	(56)	(2)	*
Other unallocated	(224)	(243)	(8)
Income before provision for taxes on income	$1,364	$1,272	7
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
U.S. operating segment
U.S. segment revenue increased by $87 million, or 11%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, reflecting growth of approximately $115 million in companion animal products and declines of approximately $28 million in livestock products.

•
Companion animal revenue growth was driven primarily by our parasiticides portfolio across the ProHeart®, Revolution® and Simparica® franchises, including new product introductions, notably Revolution Plus for cats and ProHeart 12 for dogs. Increased sales across our key dermatology portfolio and revenue from the acquisition of Abaxis significantly contributed to growth as well.

•
Livestock revenue decreased primarily due to continued weakness across both the beef and dairy cattle sectors, as well as the timing of promotional activities in swine. Growth in poultry products was driven primarily by increased sales of alternatives to antibiotic medicated feed additive products.

U.S. segment earnings increased by $61 million, or 12%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, primarily due to revenue growth and improved gross margins, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $12 million, or 2%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018. Operational revenue increased by $36 million, or 5%, driven by growth of approximately $41 million in companion animal products and declines of approximately $5 million in livestock products.

39 |

•
Companion animal operational revenue growth resulted primarily from increased sales across our key dermatology portfolio, the acquisition of Abaxis, and certain parasiticides including Simparica and Stronghold® Plus.

•
Livestock operational revenue decreased, driven by the ongoing impact of African Swine Fever in China and, to a lesser extent, other markets in Asia, which more than offset growth in our cattle and poultry portfolios. Growth in our cattle portfolio was driven by favorable market conditions in key markets including Mexico, the U.K. and Canada. Growth in cattle was negatively impacted by an unfavorable comparison to the prior year which benefited from the end of a national trucking strike in Brazil. Growth in our poultry portfolio was the result of increased sales in key markets including China, Australia and Brazil.

Additionally, International segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $24 million, or 3%, primarily driven by the depreciation of the euro, Argentine peso, Australian dollar, U.K. pound and Chinese renminbi.
International segment earnings was flat in the three months ended September 30, 2019, compared with the three months ended September 30, 2018. Operational earnings growth was 1%, primarily due to higher revenue, partially offset by cost of sales and operating expenses.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
U.S. operating segment
U.S. segment revenue increased by $274 million, or 13%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, reflecting growth of approximately $312 million in companion animal products and declines of approximately $38 million in livestock products.

•
Companion animal revenue growth was driven primarily by the inclusion of Abaxis, increased sales of the key dermatology portfolio, and increased sales of the parasiticides portfolio across the Revolution, ProHeart, and Simparica franchises, including new product introductions Revolution Plus for cats and ProHeart 12 for dogs.

•
Livestock revenue decreased primarily due to continued weakness across both the beef and dairy cattle sectors, as well as the timing of distributor purchasing patterns for medicated feed additive products impacting both cattle and swine. For poultry, growth was driven by increased sales of alternatives to antibiotic medicated feed additive products.

U.S. segment earnings increased by $198 million, or 15%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, primarily due to revenue growth and improved gross margins, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $18 million, or 1%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018. Operational revenue increased by $158 million, or 7%, driven by growth of approximately $152 million in companion animal products and growth of approximately $6 million in livestock products.

•
Companion animal operational revenue growth resulted primarily from increased sales of our key dermatology portfolio across multiple international markets, growth of parasiticide products, including Simparica and Stronghold Plus, and the inclusion of Abaxis.

•
Livestock operational revenue growth was driven by increased sales in poultry and cattle. Poultry products increased due to sales of vaccines and medicated feed additives. Cattle products also contributed to growth driven by anti-infectives and vaccines. Swine products declined due to the negative impact of African Swine Fever in China.

Additionally, International segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $140 million, or 6%, primarily driven by the depreciation of the euro, Brazilian real, Argentine peso, Australian dollar, Turkish lira and U.K. pound.
International segment earnings increased by $46 million, or 4%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018. Operational earnings growth was $90 million, or 9%, primarily due to higher revenue and improved gross margin, partially offset by higher operating expenses.
Other business activities
Other business activities includes our Client Supply Services (CSS) contract manufacturing results, our human health business and expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the International segment.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Other business activities net loss increased by $3 million, or 4%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, reflecting an increase in R&D costs due to an increase in project investments and compensation-related costs, partially offset by revenue from the acquired Abaxis human health business.

40 |

Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Other business activities net loss decreased by $1 million, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, reflecting revenue from the acquired Abaxis human health business, partially offset by an increase in R&D costs due to an increase in project investments, the inclusion of Abaxis expenses and compensation-related costs.
Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:

•
Corporate, which includes certain costs associated with information technology, facilities, legal, finance, human resources, business development and communications, among others. These costs also include certain compensation costs, certain procurement costs, and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;

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

Three months ended September 30, 2019 vs. three months ended September 30, 2018
Corporate expenses decreased by $6 million, or 3%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, primarily due to favorable foreign exchange, partially offset by higher depreciation and certain compensation-related costs.
Other unallocated expenses decreased by $9 million, or 11%, in the three months ended September 30, 2019, compared with the three months ended September 30, 2018, primarily due to the favorable impact of foreign exchange, and continued cost improvements and efficiencies in our manufacturing network, partially offset by tariffs on certain products and higher inventory charges.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Corporate expenses increased by $42 million, or 9%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, primarily due to higher interest expense, net of capitalized interest, associated with the additional debt issued in August 2018, an increase in certain compensation costs not allocated to our operating segments and consulting charges, partially offset by favorable foreign exchange.
Other unallocated expenses decreased by $19 million, or 8%, in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, primarily due to the favorable impact of foreign exchange and continued cost improvements and efficiencies in our manufacturing network, partially offset by higher inventory charges, tariffs on certain products, and the inclusion of Abaxis expenses.
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

41 |

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
The integration costs associated with a business combination may occur over several years, with the more significant impacts generally ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy. For example, due to the regulated nature of the animal health medicines, vaccines and diagnostics business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the U.S. Food and Drug Administration and/or other regulatory authorities.
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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change	2019	2018	Change
GAAP reported net income attributable to Zoetis	$433	$347	25	$1,116	$1,083	3
Purchase accounting adjustments—net of tax	29	37	(22)	120	68	76
Acquisition-related costs—net of tax	5	31	(84)	27	32	(16)
Certain significant items—net of tax	(12)	(12)	—	52	(40)	*
Non-GAAP adjusted net income(a)	$455	$403	13	$1,315	$1,143	15
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
The effective tax rate on adjusted pretax income is 20.5% and 19.2% for the three months ended September 30, 2019, and September 30, 2018, respectively. The higher effective tax rate for the three months ended September 30, 2019, compared with the three months ended September 30, 2018, was primarily attributable to (i) the impact of the GILTI tax, a new provision to the Tax Act, which became effective for the company in the first quarter of 2019, and (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, partially

42 |

offset by (i) $3 million related to changes in various other tax items, and (ii) a $1 million and $3 million discrete tax benefit recorded in the third quarter of 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.
The effective tax rate on adjusted pretax income is 19.4% and 19.2% for the nine months ended September 30, 2019, and September 30, 2018, respectively. The higher effective tax rate for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, was primarily attributable to (i) the impact of the GILTI tax, a new provision to the Tax Act, which became effective for the company in the first quarter of 2019, (ii) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, partially offset by (i) an $11 million net discrete tax benefit recorded in the nine months ended 2019, related to changes in various other tax items, and (ii) a $17 million and $12 million discrete tax benefit recorded in the nine months ended 2019 and 2018, respectively, related to the excess tax benefits for share-based payments.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$0.90	$0.71	27	$2.31	$2.22	4
Purchase accounting adjustments—net of tax	0.06	0.08	(25)	0.25	0.14	79
Acquisition-related costs—net of tax	0.01	0.06	(83)	0.06	0.06	—
Certain significant items—net of tax	(0.03)	(0.02)	50	0.11	(0.08)	*
Non-GAAP adjusted EPS—diluted	$0.94	$0.83	13	$2.73	$2.34	17
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Interest expense, net of capitalized interest	$56	$54	$167	$147
Interest income	10	6	29	20
Income taxes	117	96	317	271
Depreciation	45	36	120	106
Amortization	7	5	18	13
Certain amounts may reflect rounding adjustments.

43 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Purchase accounting adjustments:
Amortization and depreciation(a)	$52	$29	$157	$67
Cost of sales(b)	3	9	22	13
Other	—	11	—	15
Total purchase accounting adjustments—pre-tax	55	49	179	95
Income taxes(c)	26	12	59	27
Total purchase accounting adjustments—net of tax	29	37	120	68
Acquisition-related costs:
Transaction costs	—	21	—	21
Integration costs	4	9	13	10
Restructuring costs	2	10	20	10
Total acquisition-related costs—pre-tax	6	40	33	41
Income taxes	1	9	6	9
Total acquisition-related costs—net of tax	5	31	27	32
Certain significant items:
Operational efficiency initiative(d)	(20)	(1)	(20)	—
Supply network strategy(e)	2	3	7	8
Other restructuring charges and cost-reduction/productivity initiatives(f)	—	8	—	11
Other(g)	1	(18)	69	(17)
Total certain significant items—pre-tax	(17)	(8)	56	2
Income taxes(c)	(5)	4	4	42
Total certain significant items—net of tax	(12)	(12)	52	(40)

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$22	$56	$199	$60
Certain amounts may reflect rounding adjustments.

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates, for the three and nine months ended September 30, 2019 and September 30, 2018, in addition to a change in tax basis for the three and nine months ended September 30, 2019.

Income taxes in Acquisition-related costs also includes a tax charge related to the non-deductibility of certain costs associated with the acquisition of Abaxis for the three and nine months ended September 30, 2018.
Income taxes in Certain significant items also includes a net tax benefit related to a measurement-period adjustment to the provisional one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act, for the three and nine months ended September 30, 2018.
(d) For the three and nine months ended September 30, 2019, represents income resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

(e)
Represents consulting fees and product transfer costs, included in Cost of sales, and employee termination costs and exit costs, included in Restructuring charges and certain acquisition-related costs, related to cost-reduction and productivity initiatives.

(f) For the three and nine months ended September 30, 2018, represents employee termination costs in Europe as a result of initiatives to better align our organizational structure.

(g)
For the nine months ended September 30, 2019, primarily represents a change in estimate related to inventory costing. For the three and nine months ended September 30, 2018, primarily represents a net gain related to the relocation of a manufacturing site in China.

44 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2019	2018	2019	2018
Cost of sales:
Purchase accounting adjustments	$3	$9	$22	$13
Consulting fees	2	1	7	4
Other	1	—	69	—
Total Cost of sales	6	10	98	17

Selling, general & administrative expenses:
Purchase accounting adjustments	18	11	54	14
Other	—	—	—	1
Total Selling, general & administrative expenses	18	11	54	15

Research & development expenses:
Purchase accounting adjustments	—	—	1	1
Total Research & development expenses	—	—	1	1

Amortization of intangible assets:
Purchase accounting adjustments	34	29	102	67
Total Amortization of intangible assets	34	29	102	67

Restructuring charges/(reversals) and certain acquisition-related costs:
Transaction costs	—	21	—	21
Integration costs	4	9	13	10
Employee termination costs	2	17	20	22
Exit costs	—	—	—	1
Total Restructuring charges/(reversals) and certain acquisition-related costs	6	47	33	54

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	(20)	2	(20)	2
Other	—	(18)	—	(18)
Total Other (income)/deductions—net	(20)	(16)	(20)	(16)

Provision for taxes on income	22	25	69	78

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$22	$56	$199	$60
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
Analysis of the condensed consolidated balance sheets
September 30, 2019 vs. December 31, 2018
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Short-term investments decreased as a result of maturities of debt securities.
Other current assets increased primarily as a result of the timing of income tax payments, an increase in fair value of cross-currency interest rate swap contracts, and higher receivables due to value-added tax for our international markets.

45 |

Property, plant and equipment, less accumulated, increased primarily as a result of capital spending, partially offset by depreciation and the impact of foreign exchange.
The net change in Operating lease right of use assets, and Operating lease liabilities relates to the adoption of the new lease accounting standard, which became effective January 1, 2019. See Notes to Condensed Consolidated Financial Statements—Note 3. Accounting Standards and Note 10. Leases.
Identifiable intangible assets, less accumulated amortization decreased due to amortization expense and the impact of foreign exchange.
Accounts payable decreased as a result of the timing of payments.
Accrued expenses decreased primarily as a result of a decrease in accrued interest expense as well as payment of employee termination costs primarily associated with the acquisition of Abaxis.
Accrued compensation and related items decreased primarily due to payment of 2018 annual bonuses to eligible employees and 2018 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2019.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the tax impacts of the acquisition of Platinum Performance, and the impact of the remeasurement of deferred taxes as a result of a change in tax rates.
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
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,		%
(MILLIONS OF DOLLARS)	2019	2018	Change
Net cash provided by (used in):
Operating activities	$1,213	$1,206	1
Investing activities	(291)	(2,185)	(87)
Financing activities	(701)	730	*
Effect of exchange-rate changes on cash and cash equivalents	(8)	(29)	(72)
Net increase (decrease) in cash and cash equivalents	$213	$(278)	*
*Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.
Operating activities
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Net cash provided by operating activities was $1,213 million for the nine months ended September 30, 2019, and $1,206 million for the nine months ended September 30, 2018. The increase in net income after non-cash adjustments was partially offset by timing of payments in the ordinary course of business.
Investing activities
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Our net cash used in investing activities was $291 million for the nine months ended September 30, 2019, compared with net cash used in investing activities of $2,185 million for the nine months ended September 30, 2018. The net cash used in investing activities for 2019 was primarily due to capital expenditures, and the acquisition of Platinum Performance in the third quarter of 2019, partially offset by proceeds from maturities of debt securities, proceeds from cross-currency interest rate swaps and proceeds resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites. The net cash used in investing activities for 2018 was primarily due to the acquisitions of Abaxis and a manufacturing business in Ireland, and capital expenditures.
Financing activities
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Our net cash used in financing activities was $701 million for the nine months ended September 30, 2019, compared with net cash provided by financing activities of $730 million for the nine months ended September 30, 2018. The net cash used in financing activities for 2019 was primarily attributable to the purchase of treasury shares, the payment of dividends, the payment of short-term borrowings, and the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018

46 |

acquisition of a manufacturing business in Ireland. The net cash provided by financing activities for 2018 was primarily attributable to the issuance of senior notes in August 2018, partially offset by the purchase of treasury shares.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
Cash and cash equivalents	$1,815	$1,602
Accounts receivable, net(a)	1,030	1,036
Long-term debt, net of discount and issuance costs	6,447	6,443
Working capital	3,566	3,176
Ratio of current assets to current liabilities	4.39:1	3.60:1

(a)
Accounts receivable are usually collected over a period of 45 to 75 days. For the nine months ended September 30, 2019, compared with December 31, 2018, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
We were in compliance with all financial covenants as of September 30, 2019 and December 31, 2018. There were no amounts drawn under the credit facility as of September 30, 2019 or December 31, 2018.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2019, we had access to $76 million of lines of credit which expire at various times through 2020, and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2019 and $9 million of borrowings outstanding related to these facilities as of December 31, 2018.
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

47 |

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
Debt
On August 20, 2018, we issued $1.5 billion aggregate principal amount of our senior notes (2018 senior notes), with an original issue discount of $4 million. These notes are comprised of $300 million aggregate principal amount of floating rate senior notes due 2021 (the "2018 floating rate senior notes"), and $300 million aggregate principal amount of 3.250% senior notes due 2021, $500 million aggregate principal amount of 3.900% senior notes due 2028 and $400 million aggregate principal amount of 4.450% senior notes due 2048 (collectively, the "2018 fixed rate senior notes"). Net proceeds from this offering were partially used to pay down and terminate a revolving credit agreement and repay outstanding commercial paper, which were borrowed to finance a portion of the cash consideration for the acquisition of Abaxis (see Notes to Condensed Consolidated Financial Statements— Note 5. Acquisitions). The remainder of the net proceeds were used for general corporate purposes.
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

48 |

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
Share Repurchase Program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. This program was completed as of September 30, 2019. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. As of September 30, 2019, there was approximately $1.9 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first nine months of 2019, approximately 4 million shares were repurchased.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2019, or December 31, 2018, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of September 30, 2019
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.

49 |

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

50 |

the SEC. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the above to be a complete discussion of all potential risks or uncertainties.

51 |

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
Our financial instrument holdings at September 30, 2019, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at September 30, 2019, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $15 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $18 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of September 30, 2019, we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% 2018 senior notes due 2028, so that a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. At September 30, 2019, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility. See Notes to Condensed Consolidated Financial Statements— Note 9. Financial Instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 30, 2019, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
For example, on October 9, 2019, the Organisation for Economic Co-operation and Development (OECD) published the Secretariat Proposal for a “Unified Approach” under Pillar One (Pillar 1 Unified Approach). The Pillar 1 Unified Approach represents an effort by the OECD to address the tax challenges of the digital economy. The proposal does not ringfence the so-called “digital economy” and instead it seeks to allocate a greater share of taxing rights to the countries where consumers are located regardless of the physical presence of the business. In addition, a further proposal is expected later this year on a global minimum tax (Pillar 2 Unified Approach). These two proposals combined may represent a significant change in the international tax regime. The high-level proposal, which requires unanimous consent, is in its early stages and specific details have yet not been developed. The potential impact to our effective tax rate is unknown at this time.
On March 29, 2017, the United Kingdom (U.K.) formally notified the European Council of the U.K.’s intention to withdraw from the European Union, commonly referred to as “Brexit”, under Article 50 of the Treaty of Lisbon. The notice began the negotiation period to establish the withdrawal terms. No agreement has yet been reached, and at this time, the impact of Brexit to our effective tax rate remains uncertain.
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

53 |

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
September 30, 2019:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2019	340,345	$113.09	306,400	$1,965,649,259
August 1 - August 31, 2019	468,159	$120.68	459,400	$1,910,205,362
September 1 - September 30, 2019	481,821	$124.16	478,798	$1,850,674,161
	1,290,325	$119.98	1,244,598	$1,850,674,161

(a)
The company repurchased 45,727 shares during the three-month period ended September 30, 2019, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, effective as of May 13, 2014 (incorporated by reference to
Exhibit 3.1 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 10.1	Letter Agreement dated as of October 2, 2019, by and between Juan Ramón Alaix and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on October 3, 2019 (File No. 001-35797))
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

54 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

November 7, 2019	By:	/S/ JUAN RAMÓN ALAIX
Juan Ramón Alaix
Chief Executive Officer and Director

November 7, 2019	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

55 |