Form 10-K
period 2019-12-31
Zoetis Inc.
filed 2020-02-13
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-35797

Zoetis Inc.
(Exact name of registrant as specified in its charter)

Delaware			46-0696167
(State or other jurisdiction of			(I.R.S. Employer Identification No.)
incorporation or organization)
10 Sylvan Way,	Parsippany,	New Jersey	07054
(Address of principal executive offices)			(Zip Code)

(973)-822-7000

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ZTS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $54,228 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 7, 2020 was 474,933,945 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders (hereinafter referred to as the “2020 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the discovery, development, manufacture and commercialization of animal health medicines, vaccines, and diagnostic products with a focus on both livestock and companion animals. We have a diversified business, commercializing products across eight core species: cattle, swine, poultry, fish and sheep (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within seven major product categories: vaccines, anti-infectives, parasiticides, other pharmaceutical products, dermatology, medicated feed additives and animal health diagnostics. For more than 65 years, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (2019 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2019 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
Operating Segments
The animal health medicines, vaccines and diagnostics market is characterized by meaningful differences in customer needs across different regions. This is due to a variety of factors, including:

•	economic differences, such as standards of living in developed markets as compared to emerging markets;

•	cultural differences, such as dietary preferences for different animal proteins, pet ownership preferences and pet care standards;

•	epidemiological differences, such as the prevalence of certain bacterial and viral strains and disease dynamics;

•	treatment differences, such as utilization of different types of medicines and vaccines, as well as the pace of adoption of new technologies;

•	environmental differences, such as seasonality, climate and the availability of arable land and fresh water; and

•	regulatory differences, such as standards for product approval and manufacturing.
As a result of these differences, among other things, we organize and operate our business in two segments:

•	United States (U.S.) with revenue of $3,203 million, or 51% of total revenue for the year ended December 31, 2019; and

•	International with revenue of $2,972 million, or 48% of total revenue for the year ended December 31, 2019.
Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2019.

1 |

Our 2019 revenue for the U.S. and key international markets, together with the percentage of revenue attributable to livestock and companion animal products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Livestock	Companion Animal
United States	$3,203	38%	62%
Australia	$196	59%	41%
Brazil	$293	72%	28%
Canada	$206	54%	46%
China	$200	46%	54%
France	$117	57%	43%
Germany	$153	46%	54%
Italy	$112	41%	59%
Japan	$158	38%	62%
Mexico	$117	79%	21%
Spain	$114	68%	32%
United Kingdom	$198	38%	62%
Other Developed	$370	61%	39%
Other Emerging	$738	77%	23%

For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:
Notes to Consolidated Financial Statements—Note 4. Revenue and Note 19. Segment Information. Our 2019 reported revenue for each segment, by species, is as follows:

2 |

Products
Over the course of our history, we have focused on developing a diverse portfolio of animal health products that deliver solutions across the continuum of care. We refer to a single product in all brands, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both livestock and companion animals across each of our major product categories.
Our livestock products primarily help prevent or treat diseases and conditions to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive increased demand for improved nutrition, particularly through increased consumption of animal protein. Second, population growth leads to increased natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve, there is increased focus on food quality and safety. Livestock products represented approximately 49% of our revenue for the year ended December 31, 2019.
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, receiving increased medical treatment and benefiting from advances in animal health medicines, vaccines and diagnostics. Companion animal products represented approximately 50% of our revenue for the year ended December 31, 2019.
In addition, our CSS organization, which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2019.
In the fourth quarter of 2019, the company modified the list of major product categories to include a category for dermatology products, which was previously included within other pharmaceutical products. The prior period presentation has been revised to reflect the new product categories.
Our major product categories are:

•	vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;

•	anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;

•	parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;

•	other pharmaceutical products: pain and sedation, antiemetic, reproductive, and oncology products;

•	dermatology products: products that relieve itch associated with allergic conditions and atopic dermatitis;

•	medicated feed additives: products added to animal feed that provide medicines to livestock; and

•
animal health diagnostics: portable blood and urine analysis systems and point-of-care diagnostic products, including instruments and reagents, rapid immunoassay tests, reference laboratory kits and blood glucose monitors.

Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in smaller but fast growing areas, including biodevices, genetic tests and precision livestock farming.
As part of our growth strategy, through our research and development (R&D) group, we focus on the discovery and development of new chemical, biopharmaceutical and biological entities, as well as product lifecycle innovation. Historically, a substantial portion of our products and revenue has been the result of product lifecycle innovation where we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. For example, the first product in our ceftiofur line was an anti-infective approved for treating bovine respiratory disease (BRD) in cattle that was administered via intramuscular injection. Through follow-on studies and reformulations, we have expanded the product line into additional cattle claims and administration routes, as well as other species and regions. The ceftiofur product line currently includes the brands Excede®, Excenel®, Naxcel® and Spectramast®.
The following are examples of our first-in-class and/or best-in-class products that we have launched in recent years and products that we believe may represent platforms for future product lifecycle innovation (listed alphabetically):

•
Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we launched Apoquel in key markets including the U.S., Europe, Japan, Brazil, Australia and China;

•
Core EQ Innovator™, the first and only vaccine for horses to contain all five core equine disease antigens - West Nile, Eastern and Western Equine encephalomyelitis, tetanus and rabies - in one combination, was approved in the U.S. in 2018 and in Canada in 2019;

•
Cytopoint®, the first canine monoclonal antibody to help reduce the clinical signs of atopic dermatitis (such as itching) in dogs of any age, was licensed in the U.S. in 2016 (and was later granted an expanded indication to treat allergic dermatitis in 2018). Since 2016, the product has been approved in major markets including Canada, the European Union, New Zealand, Australia, Brazil and Mexico. An injection given once every four to eight weeks, Cytopoint neutralizes interleukin - 31, a protein that has been demonstrated to trigger itching in dogs;

•
Fostera® PCV MH was introduced in November 2013 in the U.S. and approved in the European Union in 2015 and Australia in 2017. It was developed to help protect pigs from porcine circovirus-associated disease (PCVAD) and enzootic pneumonia caused by M. hyopneumoniae (M. hyo). The one-bottle formulation of Fostera PCV MH allows the convenience of a one-dose program or the flexibility of a two-dose program. The Fostera franchise also includes Fostera/Suvaxyn® PRRS, which was approved in the U.S. in 2015 and in Taiwan, Vietnam and European Union countries in 2017. This vaccine offers protection against both the respiratory and reproductive forms of disease caused by porcine reproductive and respiratory syndrome (PRRS) virus. Fostera Gold PCV MH was approved in the U.S. and

3 |

Canada in 2018, as well as in Brazil and Mexico in 2019. This is the only vaccine to contain two PCV2 genotypes and long-lasting M. hyo coverage;

•
Poulvac® Procerta™ HVT-ND, the company’s first vector vaccine that helps protect against Marek’s disease and Newcastle disease, highly contagious viral infections affecting poultry, was approved in the U.S. in 2019;

•	ProHeart® 12 (moxidectin), a once-yearly injection to prevent heartworm disease in dogs 12 months of age and older, was approved in the U.S. in 2019;

•
Simparica® (sarolaner) Chewables, a monthly chewable tablet for dogs to control fleas and ticks, was approved in the European Union and New Zealand in 2015, the U.S., Canada, Australia, and Brazil (Simparic) in 2016, and Japan along with multiple additional European, Latin American and Asia Pacific markets in 2017. Building on this franchise, in 2017, Zoetis received European Commission approval for Stronghold® Plus (selamectin/sarolaner), a topical combination product that treats ticks, fleas, ear mites, lice and gastrointestinal worms and prevents heartworm disease in cats. In 2018, this product was approved in the U.S., Japan and Canada (Revolution® Plus);

•
Simparica® Trio, a triple combination parasiticide for dogs, was approved in the European Union and Canada in 2019. This product is a key internal lifecycle innovation that combines flea and tick treatment (sarolaner) with the prevention of heartworm disease and treatment of gastrointestinal parasites; and

•
Vanguard®/Versican® is a market leading vaccine line for dogs intended to help prevent a range of diseases. Since 2016, Zoetis has added new and innovative enhancements to its Vanguard line in the U.S. with Vanguard crLyme, Vanguard Rapid Resp Intranasal, Vanguard B Oral, and Vanguard CIV H3N2/H3N8. In 2019, the company received approval for Versican® Plus Bb Oral, the first oral vaccine for dogs in Europe. It provides long-lasting protection against Bordetella bronchiseptica, a primary component of the canine infectious respiratory disease complex (CIRDC).

We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first equine vaccine for West Nile virus in the U.S. and European Union; the first swine vaccine for pandemic H1N1 influenza virus in the U.S.; the first fully licensed vaccine to help reduce disease caused by the Georgia 08 variant of infectious bronchitis virus (IBV) in poultry; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the U.S.; and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the U.S. In 2019, Zoetis established a research facility with Texas A&M University to develop vaccines for transboundary and emerging diseases in animals, including Foot-and-Mouth Disease (FMD), a virus that can cause serious illness in cattle, pigs, and sheep. Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for health products in aquatic health. In 2019, Pharmaq added to its leading Alpha Ject® vaccine line with approval of Alpha Ject Micro 1 TiLa in Brazil and Colombia, and Alpha Ject Micro 1 Si in Honduras. These vaccines help protect against viruses that affect the tilapia industry in Latin America. Pharmaq also launched Alpha Flux® in Chile, a new parasiticide that helps salmon farmers control sea lice infestations, one of the major challenges in the aquatic health industry.
Zoetis enhanced the portfolio of its diagnostic products with the acquisition in 2018 of Abaxis, Inc. (Abaxis), a leading provider of veterinary point-of-care diagnostic instruments. With this acquisition came the VetScan® portfolio of benchtop and handheld diagnostic instruments and consumables, which serves a large customer base of veterinary practices in North America and is poised for expansion in international markets. In 2019, the company acquired Phoenix Central Laboratory for Veternarians, Inc. (Phoenix Lab) and ZNLabs, LLC (ZNLabs) marking its entry into reference laboratory services and building on a strategy to develop a more comprehensive diagnostics offering with enhanced value for veterinarians. Our diagnostic portfolio also includes the Witness®, Serelisa® and ProFlok® lines of immunodiagnostic kits, which provide disease detection capabilities for various species, including dogs, cats, cattle, pigs and poultry.
Zoetis also entered the field of animal nutritionals with the acquisition of Platinum Performance in 2019. The acquisition brings us premium nutritional product formulas and a unique approach to the field of scientific wellness for horses, dogs and cats.
In 2019, our top two selling products, Apoquel® and Draxxin®, contributed approximately 9% and 6%, respectively, of our revenue, and combined with our next three top selling products, Revolution® / Stronghold®, the ceftiofur line and Simparica®, these five products contributed approximately 29% of our revenue. In 2019 top ten product lines contributed 41% of our revenue.

4 |

Our product lines and products that represented approximately 1% or more of our revenue in 2019, which comprise 61% of our total revenue, are as follows (listed alphabetically by product category):
Livestock products

Product line / product	Description	Primary species

Vaccines
Improvac / Improvest / Vivax	Reduces boar taint, as an alternative to surgical castration and suppression of estrus in gilts	Swine
Rispoval® / Bovishield® line	Aids in preventing three key viruses involved in cattle pneumonia-BRSV, PI 3 virus and BVD-viruses as well as other respiratory diseases, depending on formulation	Cattle
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
Draxxin®	Single-dose low-volume antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine keratoconjunctivitis and bovine foot rot	Cattle, sheep, swine
Spectramast®	Treatment of subclinical or clinical mastitis in dry or lactating dairy cattle, delivered via intramammary infusion; same active ingredient as the ceftiofur line	Cattle
Terramycin® line	Antibiotic for the treatment of susceptible infections	Cattle, poultry, sheep, swine

Parasiticides
Dectomax®	Injectable or pour-on endectocide, characterized by extended duration of activity, for the treatment and control of internal and external parasite infections	Cattle, swine

Medicated Feed Additives
Aureomycin®	Provides livestock producers control, treatment and convenience against a wide range of respiratory, enteric and reproductive diseases	Cattle, poultry, sheep, swine
BMD®	Aids in preventing and controlling enteritis; and increases rate of weight gain and improves feed efficiency in poultry and swine	Poultry, swine
Lasalocid line	Controls coccidiosis in poultry (Avatec®) and cattle (Bovatec®) and for increased rate of weight gain and improved feed efficiency in cattle	Poultry, cattle
Lincomycin line	Controls necrotic enteritis; treatment of dysentery (bloody scours), control of ileitis and treatment/reduction in severity of mycoplasmal pneumonia	Swine, poultry
Zoamix®	A non-ionophore anticoccidial for the prevention and control of coccidiosis in poultry	Poultry

Other Non-Pharmaceutical Products
Embrex® devices	Devices for enhancing hatchery operations' efficiency through in ovo detection and vaccination	Poultry

5 |

Companion animal products

Product line / product	Description	Primary species

Vaccines
Vanguard® L4 (4-way Lepto)	Compatible with the Vanguard line and helps protect against leptospirosis caused by Leptospira canicola, L. grippotyphosa, L. icterohaemorrhagiae and L. pomona	Dogs
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
Dogs

Anti-infectives
Clavamox® / Synulox®	A broad-spectrum antibiotic and the first and only potentiated penicillin approved for use in dogs and cats	Cats, dogs
Convenia®	Anti-infective for the treatment of common bacterial skin infections that provides a course of treatment in a single injection	Cats, dogs

Parasiticides
ProHeart®	Prevents heartworm infestation; also for treatment of existing larval and adult hookworm infections	Dogs
Revolution® / Stronghold® line	An antiparasitic for protection against fleas, heartworm disease and ear mites in cats and dogs; sarcoptic mites and American dog tick in dogs and roundworms and hookworms for cats	Cats, dogs
Simparica®	A monthly chewable tablet for dogs to control fleas and ticks	Dogs

Other Pharmaceutical Products
Cerenia®	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs	Cats, dogs
Rimadyl®	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs

Dermatology
Apoquel®	A selective inhibitor of the Janus Kinase 1 enzyme that controls pruritus associated with allergic dermatitis and control of atopic dermatitis in dogs at least 12 months of age	Dogs
Cytopoint®	An injectable to help reduce the clinical signs such as itching of atopic dermatitis in dogs of any age	Dogs

Animal Health Diagnostics
VetScan®	A portfolio of benchtop and handheld diagnostic instruments, rapid tests and associated consumables	Cats, dogs
International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the U.S. accounted for 48% of our total revenue for the year ended December 31, 2019. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, China and Mexico, emerging markets contributed 22% of our revenue for the year ended December 31, 2019.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including through the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and

6 |

provide us with better access to customer decision makers as compared to those in human health. As of December 31, 2019, our sales organization consisted of approximately 3,200 employees.
Our livestock and companion animal products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through retail and e-commerce outlets. We also market our products by advertising to veterinarians, livestock producers and pet owners.
Customers
We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork and poultry operations, and to veterinarians, third-party veterinary distributors and retail outlets that then typically sell the products to livestock producers. We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. Our two largest customers, both distributors, represented approximately 15% and 6%, respectively, of our revenue for the year ended December 31, 2019, and no other customer represented more than 6% of our revenue for the same period.
Research and Development
Our research and development (R&D) operations are comprised of a dedicated veterinary medicine R&D organization, external alliances and other operations focused on the development, registration and regulatory maintenance of our products. In addition, we have R&D operations focused on diagnostics, devices, data, digital and other technological innovation. We incurred R&D expense of $457 million in 2019, $432 million in 2018 and $382 million in 2017.
Our R&D efforts are comprised of more than 300 programs and reflect our commitment to develop better solutions. We create new insights for predicting, preventing, detecting and treating health conditions that result in the development of new platforms of knowledge which become the basis for continuous innovation. Leveraging internal discoveries, complemented by diverse external research collaborations, results in the delivery of novel vaccine, pharmaceutical, biopharmaceutical biodevice and diagnostic products to help our customers face their toughest challenges. While the development of new chemical, biopharmaceutical and biological entities through new product R&D plays a critical role in our growth strategies, a significant share of our R&D investment (including regulatory functions) is focused on product lifecycle innovation. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations, routes of administration and combinations, and by expanding usage into more countries. We also create opportunities by integrating product offerings to optimize solutions based on the totality of customer need.
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
We regularly enter into agreements with external parties that enable us to collaborate on research programs or gain access to substrates and technologies (such as new devices). Some of our external partnerships involve funding from a non-governmental organization or a government grant. We are generally responsible for providing technical direction and supplemental expertise for, as well as investment in, such external partnerships. Depending on the nature of the agreement, we may act as the commercialization partner for discoveries that originate during the period of collaborative research, or we may own or have exclusive rights to any intellectual property that enables the development of proprietary products or models.
As of December 31, 2019, we employed approximately 1,100 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Weibern, Austria; Louvain-la-Neuve, Belgium; Campinas, Brazil; Suzhou, China; Farum, Denmark; Olot, Spain; Union City, California; Kalamazoo, Michigan; Durham, North Carolina; and Lincoln, Nebraska, U.S. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; São Paulo, Brazil; Beijing, China; Navi Mumbai, India; Oslo, Norway; Hong Ngu, Vietnam; and Thanh Binh, Vietnam. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents, as appropriate.
Manufacturing and Supply Chain
Our products are manufactured at both sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 27 sites.

7 |

Our global manufacturing network is comprised of the following sites:

Site	Location	Site	Location
Buellton(a)	California, U.S.	Medolla	Italy
Campinas	Brazil	Melbourne	Australia
Catania	Italy	Olot	Spain
Charles City	Iowa, U.S.	Overhalla	Norway
Chicago Heights	Illinois, U.S.	Salisbury	Maryland, U.S.
Durham	North Carolina, U.S.	San Diego	California, U.S.
Eagle Grove	Iowa, U.S.	Suzhou	China
Farum	Denmark	Tallaght	Ireland
Jilin	China	Union City	California, U.S.
Kalamazoo	Michigan, U.S.	Weibern	Austria
Klofta	Norway	Wellington	New Zealand
Lincoln	Nebraska, U.S.	White Hall	Illinois, U.S.
London	Ontario, Canada	Willow Island	West Virginia, U.S.
Louvain-la-Neuve	Belgium

(a)	In August 2019, Zoetis completed the acquisition of Platinum Performance, a leading nutrition-focused animal health business.
We own the majority of these sites, with the exception of our facilities in Buellton, California (U.S.), Durham, North Carolina (U.S.), Klofta (Norway), London (Canada), Medolla (Italy), Melbourne (Australia), San Diego, California (U.S.), Union City, California (U.S.) and Weibern (Austria), which are leased sites.
We also have a leased site in Tullamore (Ireland) that we acquired in 2017 where we plan to begin commercial production in the near term. In addition, we are currently investing in a manufacturing facility in Rathdrum (Ireland) that we acquired in 2017, and in building a second manufacturing site in Suzhou (China). Both of these sites are owned by us but are not yet ready for commercial production.
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2019, this network was comprised of 147 CMOs, including those centrally managed as well as local CMOs.
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
We intend to continue our efficiency improvement programs in our manufacturing and supply chain organization, including Six Sigma and Lean capabilities, which are processes intended to improve manufacturing efficiency. We have strong globally managed and coordinated quality control and quality assurance programs in place at our global manufacturing network sites, and we regularly inspect and audit our global manufacturing network and CMO sites. As a result of a review of our global manufacturing and supply network, we have exited 8 manufacturing sites since 2015.
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
Our primary competitors include animal health medicines, vaccines and diagnostic companies such as Boehringer Ingelheim Animal Health Inc., the animal health division of Boehringer Ingelheim GmbH; Merck Animal Health, the animal health division of Merck & Co., Inc.; Elanco Animal Health; IDEXX Laboratories; and Bayer Animal Health, the animal health division of Bayer AG. There are also several mid-size competitors and new start-up companies working in the animal health area. In addition, we compete with hundreds of other producers of animal health products throughout the world.
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
Our product portfolio enjoys the protection of approximately 6,000 granted patents and 1,550 pending patent applications, filed in more than 50 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the U.S., as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and are licensed to Zoetis.
Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. Below is a summary of our recent and upcoming key patent expirations.

•
Draxxin, containing the active ingredient tulathromycin, is covered by formulation patents in the U.S., Europe, Canada, Australia and other key markets, with terms that expire between November 2020 and February 2021 in the U.S., Europe, Canada and Australia. The active ingredient tulathromycin is protected in Japan until 2023. Generic tulathromycin products are marketed in certain countries including Colombia, Vietnam, Belarus, Russia, Poland and Croatia. Marketing authorizations for generic tulathromycin products have been granted in Europe and Australia. There are pending marketing authorizations for generic tulathromycin products in Australia and additional authorizations may be granted in various markets in the future. At this time, market entry of generic tulathromycin products in the U.S. is not anticipated before February 2021.

•
Several patents covering the ceftiofur antibiotic product line (Excede) began expiring in the U.S. in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. A generic version of Excede has entered the market in Mexico. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024.

•
The compound patent for selamectin, the active ingredient in our parasiticides Revolution and Stronghold, expired in 2014. Formulation patents covering these products expired in important markets in 2019. Generic versions of selamectin are now marketed in markets including Europe Australia and Canada. A generic version of selamectin received marketing approval in the U.S. in November 2019.

•	The patent for the active ingredient of Convenia has expired; however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023.

•
The patent for the active ingredient of Cerenia has expired; however, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. A generic version of Cerenia has been registered in Europe and is marketed in the European Union, and there is a pending registration in Canada. At this time, there is no indication of market entry of a generic version of Cerenia in the U.S.

•
There are pending registrations for generic versions of ProHeart 12 in Australia. The formulation patent covering ProHeart 12 expired in the U.S. in 2019, but expires in Australia, Canada and Japan in October 2021.

Zoetis typically enforces its patents vigorously as appropriate both within and outside the U.S., including by filing infringement claims against other parties.
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
We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 7,900 trademark applications and registrations in our market countries, identifying products and services dedicated to the care of livestock and companion animals.
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
We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department, Customs and Border Protection within the Department of Homeland Security and the Office of Foreign Assets Control within the Treasury Department (OFAC).
As a result of our acquisition of Abaxis, our product portfolio now includes human medical diagnostics, which are subject to regulation in the U.S. by the FDA under the Federal Food, Drug, and Cosmetic Act, including the 1976 Medical Device Amendments and the Quality System Regulation, and the Clinical Laboratory Improvement Amendments of 1988, and by the Department of Health and Human Services Office for Civil Rights under the Health Insurance Portability and Accountability Act of 1996.
Outside the United States
European Union (EU). The European Medicines Agency (EMA) is the centralized regulatory agency of the EU, located in Amsterdam. The agency is responsible for the scientific evaluation of medicines developed by healthcare companies seeking centralized approval for use in the EU. The agency has a veterinary review section distinct from the medical review section. The Committee for Veterinary Medicinal Products (CVMP) is responsible for scientific and technical review of the submissions for innovative pharmaceuticals, biopharmaceuticals and vaccines. After the CVMP issues a positive opinion on the approvability of a product, the EU commission reviews the opinion and, if they agree with the CVMP, they grant the product market authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. Products can also be registered in the EU via a decentralized route under the supervision of the Co-ordination Group for Mutual Recognition and Decentralized Procedures - Veterinary (CMDv). This co-ordination group is composed of one representative per member state from each national regulatory agency, including Norway, Iceland and Liechtenstein. The CMDv reviews submissions of pharmaceuticals and vaccines for authorization of a veterinary product in two or more member states in accordance with the mutual recognition or the decentralized procedure. A series of Regulations, Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for product approval in the EU. In general, these requirements are similar to those in the U.S., requiring demonstrated evidence of, safety, efficacy, and quality/consistency of manufacturing processes. We are also subject to the EU General Data Protection Regulation (GDPR) that requires us to meet enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data.
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
Rest of world. Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers' quality control procedures (to assure the consistency of the products), as well as company records and reports. With the exception of the EU, most other countries' regulatory agencies will generally refer to the FDA, USDA, EU and other international animal health entities, including the World Organization for Animal Health and Codex Alimentarius, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

10 |

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
Food Safety Inspection Service/generally recognized as safe. The FDA is authorized to determine the safety of substances (including “generally recognized as safe” substances, food additives and color additives), as well as prescribing safe conditions of use. However, although the FDA has the responsibility for determining the safety of substances, the Food Safety and Inspection Service, the public health agency in the USDA, still retains, under the tenets of the Federal Meat Inspection Act and the Poultry Products Inspection Act and their implementing regulations, the authority to determine whether new substances and new uses of previously approved substances are suitable for use in meat and poultry products.
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

Employees
As of December 31, 2019, we had approximately 10,600 employees worldwide, which included approximately 5,000 employees in the U.S. and approximately 5,600 in other jurisdictions. Some of these employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements, including approximately 48 union employees in the U.S.
Information about our Executive Officers
Kristin C. Peck
Age 48
Chief Executive Officer and Director
Ms. Peck has served as our Chief Executive Officer since January 2020 and as a director since October 2019. Prior to becoming CEO, Ms. Peck was Executive Vice President and Group President, U.S. Operations, Business Development and Strategy at Zoetis from March 2018 to December 2019. Ms. Peck previously served as our Executive Vice President and President, U.S. Operations from May 2015 to February 2018 and Executive Vice President and Group President from October 2012 through April 2015. In these roles, Ms. Peck helped usher Zoetis through its Initial Public Offering in 2013 and has been a driving force of change in areas including Global Manufacturing and Supply, Global Poultry, Global Diagnostics, Corporate Development, and New Product Marketing and Global Market Research. Before joining Zoetis, Ms. Peck served as Executive Vice President, Worldwide Business Development and Innovation at Pfizer Inc. and as a member of Pfizer's Executive Leadership Team.
Glenn David
Age 48
Executive Vice President and Chief Financial Officer
Mr. David has served as our Executive Vice President and Chief Financial Officer since August 2016. With more than 25 years of experience in finance and operations, Mr. David has played a key role in leading the financial operations for Zoetis since its initial public offering in 2013. He served as our Senior Vice President of Finance Operations from 2013 to 2016 and as acting Chief Financial Officer from April 2014 through August 2014. Mr. David joined Pfizer in 1999 and held various financial roles, including Vice President of Global Finance for Pfizer Animal Health, our predecessor company, and Vice President of Finance for the U.S. Primary Care franchise.

11 |

Timothy J. Bettington
Age 46
Executive Vice President and President, U.S. Operations
Mr. Bettington has served as our Executive Vice President and President, U.S. Operations since January 2020. Mr. Bettington joined Zoetis from Boehringer Ingelheim (BI) where he served for 12 years, most recently as North American Region Head of Commercial Operations for BI’s animal health business from January 2017 to December 2019. Mr. Bettington was also BI’s Global Head of Customer Experience from August 2015 to December 2016, and Vice President of Sales and Marketing for the U.S. from April 2012 to July 2015. Prior to BI, Mr. Bettington served as Senior Manager Food Animal Marketing at Novartis Animal Health from February 2006 to March 2008. During his years at BI and Novartis Animal Health, Mr. Bettington developed a deep expertise in sales, marketing, strategy and business integration.
Heidi C. Chen
Age 53
Executive Vice President, General Counsel and Corporate Secretary
Ms. Chen has served as our Executive Vice President and General Counsel since October 2012, and as our Corporate Secretary since July 2012. Ms. Chen was also given responsibility for our Human Health Diagnostics business in January 2020. Prior to Zoetis, Ms. Chen was Vice President and Chief Counsel of Pfizer Animal Health, our predecessor company, from 2009 to 2012. Ms. Chen joined Pfizer in 1998 and held various legal and compliance positions of increasing responsibility, including lead counsel for Pfizer’s Established Products (generics) business.
Robert E. Kelly
Age 48
Executive Vice President and President, International Operations
Mr. Kelly was appointed Executive Vice President and President, International Operations in January 2020, and also oversees Pharmaq, our aquatic health business. Mr. Kelly was previously our President of International Operations from March 2018 to December 2019, Senior Vice President of the Asia-Pacific Cluster from April 2015 to February 2018 and Senior Vice President of U.S. Cattle and Equine from November 2009 to April 2015. Mr. Kelly also worked at Wyeth/Fort Dodge Animal Health and Schering Plough before joining Pfizer Animal Health as part of the Wyeth acquisition.
Catherine A. Knupp
Age 59
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
Roxanne Lagano
Age 55
Executive Vice President, Chief Human Resources Officer and Global Operations
Ms. Lagano has served as our Executive Vice President and Chief Human Resources Officer since November 2012 and was given responsibility for the Global Operations and Security functions in January 2020. She previously had oversight of the company’s Corporate Communications function from 2015 to 2019. Prior to joining Zoetis, Ms. Lagano was Senior Vice President, Global Compensation, Benefits and Wellness for Pfizer. Ms. Lagano joined Pfizer in 1997 and held various positions, including Senior Director, Business Transactions, Pfizer Worldwide Human Resources.
Wafaa Mamilli
Age 53
Executive Vice President and Chief Information and Digital Officer
Ms. Mamilli has served as our Executive Vice President and Chief Information and Digital Officer since January 2020. Ms. Mamilli joined Zoetis from Eli Lilly and Company where she most recently served as Global Chief Information Officer for business units from January 2019 to January 2020, where she had worldwide responsibility for digital and technology across customer experience, sales, marketing and medical affairs for diabetes, oncology, bio medicines and international business. Prior to that, she was Eli Lilly’s Chief Information Security Officer from March 2016 to March 2019 and Information Officer for the Diabetes Business Unit & Real World Evidence from May 2014 to March 2016. During her tenure at Eli Lilly, Ms. Mamilli held a variety of international and U.S. leadership positions while establishing high-performing teams to identify and deliver on opportunities at the intersection of healthcare, information technology, big data and analytics.

12 |

J. Michael McFarland
Age 61
Executive Vice President and Group President, Accelerated Growth Businesses
Dr. McFarland was appointed Executive Vice President and Group President, Accelerated Growth Businesses in January 2020 and oversees the Global Diagnostics, Genetics, BioDevices, Precision Livestock Farming and Platinum Performance businesses at Zoetis. Dr. McFarland previously served as our Head of U.S. Cattle Marketing and Marketing Operations from May 2019 to January 2020, after having played a similar role for the U.S. Petcare business from June 2015 to May 2019 during a period of key product launches and growth. During his career, he has led veterinary services and marketing organizations for companion animals and livestock at Zoetis and Pfizer. Dr. McFarland also worked for 15 years in private practice as a companion animal veterinarian.
Abhay Nayak
Age 32
Head of Global Strategy, Commercial Development and Customer Experience
Mr. Nayak was appointed Head of Global Strategy, Commercial Development and Customer Experience at Zoetis in January 2020. Mr. Nayak also served as our Head of Corporate Strategy from July 2018 to December 2019. Prior to joining Zoetis, Mr. Nayak was a consultant at McKinsey & Company from July 2015 to June 2018, where he advised leading pharmaceutical and medical device companies on crafting and executing global growth strategies. Prior to that, Mr. Nayak was an Assistant Vice President at Barclays Bank Plc in their Investment Banking Division in London.
Roman Trawicki
Age 56
Executive Vice President and President of Global Manufacturing and Supply
Mr. Trawicki has served as our Executive Vice President and President, Global Manufacturing and Supply since May 2015. He joined Zoetis in January 2015 as President, Global Manufacturing and Supply. From 2009 to 2014, he was GE Healthcare’s General Manager of Global Supply Chain for Medical Diagnostics, where he focused on diagnostics, injectable contrast media and nuclear medicines. During his career, Mr. Trawicki has also gained extensive global leadership experience in lean manufacturing, supply and operations from additional roles at GE Healthcare, Coloplast and Smith & Nephew.

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
Certain environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), impose joint and several liability, without regard to fault, for cleanup costs on persons who disposed of or released hazardous substances into the environment, including at third-party sites or offsite disposal locations, or those who currently own or operate (or formerly owned or operated) sites where such a release occurred. In addition to clean-up actions brought by federal, state, local and foreign governmental entities, private parties could raise personal injury or other claims against us due to the presence of, or exposure to, hazardous materials on, from or otherwise relating to such a property.
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2019 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:

•	environmental-related capital expenditures - approximately $3.1 million; and

•	other environmental-related expenditures - approximately $18.8 million.
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
While we cannot predict with certainty our future capital expenditures or operating costs for environmental compliance or remediation of contaminated sites, we currently have no reason to believe that they will have a material adverse effect on our operating results or financial condition.

13 |

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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2019 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.

14 |

Item 1A. Risk Factors.
In addition to the other information set forth in this 2019 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to our 2020 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
Risks related to our business and industry
Our products are subject to unanticipated safety, quality or efficacy concerns.
Unanticipated safety, quality or efficacy concerns can arise with respect to our products, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims.
Regulatory actions based on these types of safety, quality or efficacy concerns could impact all or a significant portion of a product’s sales and could, depending on the circumstances, materially adversely affect our operating results.
In addition, since we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products generally, by our customers, veterinarians and end-users, any concerns as to the safety, quality or efficacy of our products, whether actual or perceived, may harm our reputation. These concerns and the related harm to our reputation could materially adversely affect our operating results and financial condition, regardless of whether such reports are accurate.
Our results of operations are dependent upon the success of our top products.
If any of our top products experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects, manufacturing disruptions, regulatory proceedings, labeling changes, negative publicity, changes to veterinarian or customer preferences, and/or disruptive innovations or the introduction of more effective products, our revenues could be negatively impacted, perhaps significantly. Our top five products, Apoquel, Draxxin, the ceftiofur product line, the Revolution/Stronghold line, and Simparica contributed approximately 29% of our revenue in 2019. Any issues with these top products would have a more significant impact to our results of operations.
Generic and other products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we face competition from lower-priced generic alternatives to many of our products that no longer have patent protection. In certain circumstances, we have been forced to lower our prices and provide discounts or rebates in order to compete with generic products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable product. As a result of generic and other competition, sales of our Rimadyl chewable product in the U.S. have declined by approximately 24% in the years since their introduction. Sales of our Clavamox products in the U.S. also continue to be negatively impacted by generic competition.

15 |

Although the impact of generic competition in the animal health industry to date has not typically mirrored that seen in human health, in certain markets, the impact of generic competition in the future may more closely mirror human health as a result of changes in industry dynamics, such as channel expansion, customer consolidation, an increase in the availability and use of pet insurance and the potential for generic competition by established animal health businesses. If animal health customers increase their use of new or existing generic products, our operating results and financial condition could be materially adversely affected.
Over the next few years, several of our products' patents will expire. Draxxin, containing the active ingredient tulathromycin, is covered by formulation patents in the U.S., Europe, Canada, Australia and other key markets, with terms that expire between November 2020 and February 2021 in the U.S., Europe, Canada and Australia. The active ingredient tulathromycin is protected in Japan until 2023. Generic tulathromycin products are marketed in certain countries including Colombia, Vietnam, Belarus, Russia, Poland and Croatia. Marketing authorizations for generic tulathromycin products have been granted in Europe and Australia. There are pending marketing authorizations for generic tulathromycin products in Australia and additional authorizations may be granted in various markets in the future. At this time, market entry by generic tulathromycin products in the U.S. is not anticipated before February 2021. Several patents covering the ceftiofur antibiotic product line (Excede) began expiring in the U.S. in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. A generic version of Excede has entered the market in Mexico. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024. The compound patent for selamectin, the active ingredient in our parasiticides Revolution and Stronghold, expired in 2014. Formulation patents covering these products expired in important markets in 2019. Generic versions of selamectin are now marketed in markets including Europe, Australia and Canada. A generic version of selamectin received marketing approval in the U.S. in November 2019. Draxxin, Revolution/Stronghold, and the ceftiofur product line contributed approximately 16% of our revenue in 2019. In addition, the patent for the active ingredient of Convenia® has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023. The patent for the active ingredient of Cerenia has expired; however, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. A generic version of Cerenia has been registered in Europe and is marketed in the European Union, and there is a pending registration in Canada. At this time, there is no indication of market entry of a generic version of Cerenia in the U.S. There are pending registrations for generic versions of ProHeart 12 in Australia. The formulation patent covering ProHeart 12 expired in the U.S. in 2019, but expires in Australia, Canada and Japan in October 2021. Zoetis typically enforces its patents whenever appropriate both within and outside the U.S., including by filing infringement claims against other parties.
The animal health industry is highly competitive.
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. There are also several new start-up companies working in the animal health area. In certain markets, we also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. These competitors may have access to greater financial, marketing, technical and other resources or have significant market share in particular areas. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. Further, consolidation in the animal health industry could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to a decrease in our revenue and profitability and an increase in competition. In addition to competition from established market participants, new entrants to the animal health medicines and vaccines industry could substantially reduce our market share or render our products obsolete.
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

16 |

Changes in distribution channels for companion animal products could negatively impact our market share, margins and distribution of our products.
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. Companion animal owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years. Companion animal owners also could decrease their reliance on, and visits to, veterinarians as they rely more on Internet-based animal health information. Because we primarily market our companion animal products through the veterinarian distribution channel, any decrease in visits to veterinarians by companion animal owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, companion animal owners may substitute human health products for animal health products if human health products are deemed to be lower-cost alternatives.
Legislation has also been proposed in the U.S. in the past, and may be proposed in the U.S. or abroad in the future, that could impact the distribution channels for our companion animal products. For example, such legislation may require veterinarians to provide pet owners with written prescriptions and disclosure that the pet owner may fill prescriptions through a third party, which may further reduce the number of pet owners who purchase their animal health products directly from veterinarians. Such requirements may lead to increased use of generic alternatives to our products or the increased substitution of our products with other animal health products or human health products if such other products are deemed to be lower-cost alternatives. Many states already have regulations requiring veterinarians to provide prescriptions to pet owners upon request and the American Veterinary Medical Association has long-standing policies in place to encourage this practice.
In the U.S. and certain other markets, these and other competitive conditions have increased, and may continue to increase, our reliance on Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels to sell our companion animal products. Over time we may be unable to sustain our current margins due to the increased purchasing power of such retailers as compared to traditional veterinary practices.
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
While our evaluation of any potential transaction includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions or fines resulting from an acquisition target's previous activities, inadequate controls, or costs associated with any quality issues with an acquisition target’s legacy products. For example, in February 2020, we submitted an initial voluntary disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) regarding certain transactions that could potentially have involved sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran. The sales were made by our Platinum Performance business, which we acquired in August 2019. While it is unknown at this time, whether violation of U.S. sanctions laws occurred, our internal investigation is continuing, and we have committed to providing a full report of our findings and any additional transactions with any sanctioned or prohibited persons to OFAC when completed.
Any of these events could cause us to incur significant expenses and could materially adversely affect our operating results and financial condition.
Acquiring or implementing new business lines or offering new products and services may subject us to additional risks.
From time to time, we may acquire or implement new business lines or offer new products and services within existing lines of business. For example, with our July 2018 acquisition of Abaxis, we added new products and services to our existing point-of-care veterinary diagnostics business, and with our recent acquisitions of Phoenix Lab and ZNLabs we entered into the reference lab market. We are also investing in genetics and precision livestock farming, digital technology and data analytics and insurance agency services. There may be substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation of a new line of business or a new product or service. New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services. Other risks include: (i) potential diversion of management’s attention, available cash, and other resources

17 |

from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into or acquire the new line of business; (iv) potential damage to existing customer relationships, lack of customer acceptance or inability to attract new customers; and (v) the inability to compete effectively. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.
Restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.2 billion for the year ended December 31, 2019.
For example, regulations regarding antibiotic usage in animals have been introduced in certain markets, including the U.S., the EU, China, France, Germany, and Vietnam. In addition, certain jurisdictions like Italy have implemented the use of electronic prescriptions, which has caused more disciplined use of antibiotics and decreased the demand for our products.
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
Perceived adverse effects linked to the consumption of food derived from animals that utilize our products or animals generally could cause a decline in the sales of such products.
Our livestock business depends heavily on a healthy and growing livestock industry. If the public perceives a risk to human health from the consumption of the food derived from animals that utilize our products, there may be a decline in the production of such food products and, in turn, demand for our products. For example, livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of animal rights, nutrition, health-related, environmental or other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including our company. Adverse consumer views related to the use of one or more of our products in livestock also may result in a decrease in the use of such products and could have a material adverse effect on our operating results and financial condition. Furthermore, changing consumer preferences and increasing consumer interest in alternatives to animal-based protein and dairy products has driven the growth of plant-based substitutes. Any resulting reduced demand for animal-based foods could adversely affect the livestock industry and, as a result, reduce demand for our livestock products, which could materially adversely affect our operating results and financial condition.
Our business is subject to risk based on global economic conditions.
Macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Infectious disease outbreaks, pandemics and widespread fear of spreading disease through human contact can cause disruptions to or negatively impact our, our customers’ and our distributors’ business operations, which could materially adversely affect our operating results. Furthermore, our exposure to credit and collectability risk is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk, there can be no assurances such procedures will effectively limit such risk and avoid losses.
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

18 |

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
Our business may be negatively affected by weather conditions, natural disasters, climate change and the availability of natural resources.
Weather conditions, including excessive cold or heat, natural disasters and other events, could negatively impact our livestock customers by impairing the health or growth of their animals or the production or availability of feed. Such events can also interfere with our livestock customers’ operations due to power outages, fuel shortages, damage to their farms or facilities or disruption of transportation channels, among other things. For example, severe droughts can lead to a decrease in harvested corn and higher corn prices, which may impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock sizes that may result in reduced spending on animal health products. In addition, droughts can lead to reduced availability of grazing pastures, forcing cattle producers to cull their herds. Fewer heads of cattle could result in reduced demand for our products. Heat waves may cause stress in animals and lead to increased vulnerability to disease, reduced fertility rates and reduced milk production. In addition, the impact of climate change, including increased temperatures and rising water levels, may negatively affect our livestock customers, including by increasing the prevalence of parasites and diseases that affect food animals.
Adverse weather conditions, natural disasters and climate change may also have a material impact on the aquaculture business. Changes in water temperatures could affect the timing of reproduction and growth of various fish species, as well as trigger the outbreak of certain water borne diseases.
Furthermore, livestock producers depend on the availability of natural resources, including large supplies of fresh water. Their animals' health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth, climate change or floods, droughts or other weather conditions. In the event of a natural disaster, adverse weather conditions, climate change-related impacts or a shortage of fresh water, veterinarians or livestock producers may purchase less of our products and our operating results and financial condition could be materially adversely affected.
In addition, veterinary hospitals and practitioners depend on visits from and access to animals under their care. Veterinarians’ patient volume and ability to operate could be adversely affected if they experience natural disasters, including floods, fires, earthquakes and hurricanes or other storms, or prolonged snow, ice or other weather conditions, particularly in regions not accustomed to sustained inclement weather.
The animal health industry and demand for many of our animal health products in particular regions are also affected by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from pests, such as ticks. As a result, we may experience regional and seasonal fluctuations in our results of operations.
Modification of foreign trade policy by the U.S. or foreign countries or the imposition of tariffs on U.S. or foreign goods may harm our business.
Changes in U.S. laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our operating results. A number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements such as the North American Free Trade Agreement (NAFTA). The U.S., Canada and Mexico reached an agreement to replace NAFTA with the United States-Mexico-Canada Agreement (USMCA). Most provisions of the USMCA will not begin until all governments ratify the USMCA. These new provisions, as well as any other changes to international trade agreements or policies could harm our customers, and as a result, negatively impact our financial condition and results of operations.
Additionally, in response to U.S. tariffs affecting foreign exports, some foreign governments, including China, have instituted and may in the future institute tariffs on certain U.S. goods. While the scope and duration of these and any future tariffs remains uncertain, tariffs imposed by the U.S. or foreign governments on our products or the active pharmaceutical ingredients or other components thereof could negatively impact our financial condition and results of operations.
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

19 |

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
Loss of our executive officers or other key personnel or other changes to our management team could disrupt our operations or harm our business.
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
Following our recent CEO transition, we have made a number of changes to our senior management team. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult for us to hire and retain key employees.
We may be required to write down goodwill or identifiable intangible assets.
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2019, we had goodwill of $2.6 billion and identifiable intangible assets, less accumulated amortization, of $1.9 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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
New product R&D leverages discoveries of agribusiness, pharmaceutical and biotechnology R&D. We have and expect to continue to enter into collaboration or licensing arrangements with third parties to provide us with access to molecules, compounds and other technology for purposes of our business. Such agreements are typically complex and require time to negotiate and implement. If we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms or at all. In addition, any collaboration that we enter into may not be successful, and the success may depend on the efforts and actions of our collaborators, which we may not be able to control. If we are unable to access these technologies to conduct R&D on cost-effective terms, our ability to develop some types of new products could be limited.
We may experience difficulties or delays in the development, manufacturing and commercialization of new products.
New products may appear promising in development but fail to reach the market within the expected or optimal timeframe, or at all. In addition, product extensions or additional indications may not be approved. Developing and commercializing new products subjects us to inherent risks and uncertainties, including (i) delayed or denied regulatory approvals, (ii) delays or challenges with producing products in

20 |

accordance with regulatory requirements, on a commercial scale and at a reasonable cost; (iii) failure to accurately predict the market for new products; and (iv) efficacy and safety concerns. In addition, a failure to continue to identify and develop products, both internally and through external sources, could impact our future success. Once necessary regulatory approvals are obtained, the commercial success of any new product depends upon, among other things, its acceptance by veterinarians and end customers, and on our ability to successfully manufacture, market, and distribute products in sufficient quantities to meet actual demand. For example, we experienced challenges in manufacturing Apoquel when it was initially launched in 2015 that impacted our ability to meet customer demand. As a result, we had to place limits on the amounts of this product veterinarians could purchase and delayed the launch of the product in certain markets. The inability to successfully bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings.
Our R&D relies on evaluations in animals, which may become subject to bans or additional restrictive regulations.
The evaluation of our existing and new medicines and vaccines for animals is required in order to develop and commercialize them. Animal testing in certain industries has been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to ban animal testing or encourage the adoption of additional regulations applicable to animal testing. To the extent that the activities of such organizations and individuals are successful, our R&D, and by extension our operating results and financial condition, could be materially adversely affected. In addition, negative publicity about us or our industry could harm our reputation.
Risks related to manufacturing
Manufacturing problems and capacity imbalances may cause product launch delays, inventory shortages, recalls or unanticipated costs.
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2019, we had a global manufacturing network consisting of 27 manufacturing sites located in 13 countries. We also employ a network of 147 third-party CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, we experienced challenges in manufacturing Apoquel when it was initially launched in 2015 that impacted our ability to meet customer demand. As a result, we had to place limits on the amounts of this product veterinarians could purchase and delayed the launch of the product in certain markets. In addition, regulatory agencies in Russia and Turkey will soon no longer accept GMP certificates issued by outside authorities and instead will require country-specific GMP certification. As a result, we have been undergoing processes at the relevant manufacturing sites to satisfy their country-specific GMP requirements. Our failure to achieve these necessary certifications on a timely basis or at all could impact our ability to sell our products in these markets.
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

21 |

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
Our operating results, financial condition and liquidity could be materially adversely affected by unfavorable results in pending or future litigation matters. These matters include, among other things, allegations of violation of U.S. and foreign competition laws, labor laws, consumer protection laws, and environmental laws and regulations, as well as claims or litigations relating to product liability, intellectual property, securities, breach of contract and tort. In addition, changes in the interpretations of laws and regulations to which we are subject, or in legal standards in one or more of the jurisdictions in which we operate, could increase our exposure to liability. For example, in the U.S., attempts have been made to allow damages for emotional distress and pain and suffering in connection with the loss of, or injury to, a companion animal. If such attempts were successful, our exposure with respect to product liability claims could increase materially. We also sell certain nutritional and diagnostic products used in human health that could increase the scope of our liability.
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

22 |

The misuse or off-label use of our products may harm our reputation or result in financial or other damages.
Our products have been approved for use under specific circumstances for the treatment of certain diseases and conditions in specific species. There may be increased risk of product liability claims and other liability if veterinarians, livestock producers, pet owners or others attempt to use our products off-label, including the use of our products in species (including humans) for which they have not been approved. In addition, certain of our products could be misused or abused by humans, which could expose us to liability. For example, Ketamine, the active pharmaceutical ingredient in our Ketaset product (a nonnarcotic agent for anesthetic use in cats), is abused by humans as a hallucinogen. Furthermore, the use of our products for indications other than those indications for which our products have been approved may not be effective, which could harm our reputation and lead to an increased risk of litigation. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any of our products for off-label use, such agency could request that we modify our training or promotional materials and practices and we could be subject to significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could materially adversely affect our operating results and financial condition.
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
The protection of customer, employee, supplier and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers, employees and suppliers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws, including the EU General Data Protection Regulation (GDPR) and the Health Insurance Portability and Accountability Act, could result in lost sales, remediation costs, and legal liability including severe penalties, regulatory action and reputational harm. For example, the EU’s GDPR requires companies to meet certain requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue.

23 |

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
Our international operations could be limited or disrupted by any of the following:

•	volatility in the international financial markets;

•	compliance with governmental controls;

•	difficulties enforcing contractual and intellectual property rights;

•	theft or compromise of technology, data and intellectual property;

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
In June 2016, voters in the United Kingdom (U.K.) approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, over the past few years, particularly in the U.K. and the European Union, and this uncertainty may persist for several years. On March 29, 2017, the U.K. formally notified the European Council of the U.K.’s intention to withdraw from the European Union under Article 50 of the Treaty of Lisbon. On January 23, 2020, the U.K. government approved the Withdrawal Agreement Bill pursuant to which the U.K. exited the EU on January 31, 2020, subject to a transition period of 11 months that commenced on January 31, 2020 for trade and relationship negotiations between the U.K. and the EU. During this transition period, the U.K. is to remain part of the single EU market and its customs union, and the free movement of people between the U.K. and the EU will continue. A withdrawal of the U.K. without a trade agreement in place at the end of such transition period could significantly disrupt

24 |

the free movement of goods, services, and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Additional Brexit-related impacts on our business could include potential inventory shortages in the U.K., increased regulatory burdens and costs to comply with U.K.-specific regulations and higher transportation costs for our products coming into and out of the U.K. The U.K.'s vote to exit the EU could also result in similar referendums or votes in other EU member countries in which we do business. The uncertainty surrounding the terms of the U.K.'s withdrawal and its consequences could adversely impact consumer and investor confidence, and could affect sales or regulation of our products. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2019, we generated approximately 44% of our revenue in currencies other than the U.S. dollar, principally the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, and U.K. pound. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
In addition, certain emerging markets have legal systems that are less developed or familiar to us. Other jurisdictions in which we conduct business may have legal and regulatory regimes that differ materially from U.S. laws and regulations, are continuously evolving or do not include sufficient judicial or administrative guidance to interpret such laws and regulations. Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation and our results of operations.
For all these and other reasons, doing business within emerging markets carries significant risks.
Risks related to tax matters
The Company could be subject to changes in its tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities.
The multinational nature of our business subjects us to taxation in the U.S. and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.
For example, on October 9, 2019, the Organisation for Economic Co-operation and Development (OECD) published the Secretariat Proposal for a “Unified Approach” under Pillar One (Pillar One Unified Approach). The Pillar One Unified Approach represents an effort by the OECD to address the tax challenges of the digital economy. The proposal does not ringfence the so-called “digital economy” and instead it seeks to allocate a greater share of taxing rights to the countries where consumers are located regardless of the physical presence of the business. In addition, on November 8, 2019 the OECD published a public consultation document for the Global Anti-Base Erosion Proposal (Pillar Two). This proposal introduces common global minimum tax rules across the countries participating in the OECD Inclusive Framework. Such rules would operate through top-up taxes and other measures if a multinational group’s income is not subject to a sufficient level of tax in particular

25 |

jurisdictions. These two proposals combined may represent a significant change in the international tax regime. These high-level proposals, which require unanimous consent, in its early stages and specific details have yet not been developed. The potential impact to our effective tax rate is unknown at this time.
On March 29, 2017, the U.K. formally notified the European Council of the U.K.’s intention to withdraw from the European Union, commonly referred to as “Brexit”, under Article 50 of the Treaty of Lisbon. On January 23, 2020, the U.K. government approved the Withdrawal Agreement Bill pursuant to which the U.K. exited the EU on January 31, 2020, subject to a transition period of 11 months that commenced on January 31, 2020 for trade and relationship negotiations between the U.K. and the EU. At this time, the impact of Brexit to our effective tax rate remains uncertain.
In addition, our effective tax rate is subject to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability. The company is also subject to the examination of its tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the company’s effective tax rates were to increase, particularly in the U.S. or other material foreign jurisdictions, or if the ultimate determination of the company’s taxes owed is for an amount in excess of amounts previously accrued, the company’s operating results, cash flows and financial condition could be adversely affected.
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
Changes in patent law and practice in the U.S. and other countries may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, U.S. court decisions continue to influence changes to U.S. Patent and Trademark Office Guidelines regarding inventions in the field of products isolated from nature and diagnostic methods which may influence future patenting strategy in these areas. A similar court decision was issued in Australia with regard to the patentability of nucleic acids. Patent law reforms and new case law could result in increased costs to protect our intellectual property and/or limit our ability to adequately patent our products.

26 |

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

27 |

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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2019, we had approximately $6.5 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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

28 |

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

29 |

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
There may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through February 1, 2020, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $28.14 on April 15, 2014 to a high sales price of $143.33 on January 22, 2020. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2019 Annual Report, are:

•	our operating performance and the performance of our competitors;

•
our or our competitors' press releases, other public announcements and filings with the SEC regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	changes in our investor base;

•	failures to meet external expectations or management guidance;

•	fluctuations in our financial results or the financial results of companies perceived to be similar to us;

•	changes in our capital structure or dividend policy, future issuances or repurchases of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt;

•	reputational issues;

•	changes in general economic and market conditions in any of the regions in which we conduct our business;

•	the arrival or departure of key personnel;

•	the actions of speculators and financial arbitrageurs (such as hedge funds);

•	changes in applicable laws, rules or regulations and other dynamics; and

•	other developments or changes affecting us, our industry or our competitors.
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
On December 11, 2019, our Board of Directors declared the 2020 first quarter dividend of $0.20 per share to be paid on March 3, 2020, to holders of record on January 17, 2020; and on February 11, 2020, our Board of Directors declared the 2020 second quarter dividend of $0.20 per share to be paid on June 1, 2020, to holders of record on April 17, 2020. Although we currently pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs,

30 |

cash flows available in the U.S., impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
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
Our amended and restated certificate of incorporation, which we refer to as “our certificate of incorporation,” and our amended and restated by-laws, which we refer to as “our by-laws,” contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:

•	a Board of Directors that is divided into three classes with staggered terms;

•	rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our Board of Directors to issue preferred stock without stockholder approval;

•	limitations on the right of stockholders to remove directors;

•	limitations on the right of stockholders to act by written consent; and

•	limitations on the right of stockholders to call for special meetings.
In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our stockholders' best interests.

31 |

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 157 owned and leased properties, amounting to approximately 11.1 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.5 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network will continue to be supplemented by 147 CMOs.
Our corporate headquarters are located at 10 Sylvan Way, Parsippany, New Jersey 07054. Our operations extend internationally to 58 countries.
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
Certain legal proceedings in which we are involved are discussed in Notes to Consolidated Financial Statements— Note 18. Commitments and Contingencies, and are incorporated by reference from such discussion.
Item 4. Mine Safety Disclosures.
Not applicable.

32 |

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock have been listed on the NYSE (symbol ZTS) since February 1, 2013. Prior to that time, there was no public market for our stock.
As of February 7, 2020, there were 474,933,945 shares of our common stock outstanding, held by 1,795 shareholders of record.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Purchases of Equity Securities by the Issuer
On December 6, 2016, our Board of Directors authorized the repurchase of $1.5 billion of our outstanding common stock in a multi-year share repurchase program. This program was completed as of December 31, 2019. On December 12, 2018, our Board of Directors authorized a multi-year share repurchase program of up to an additional $2.0 billion of our outstanding common stock. As of December 31, 2019, there was approximately $1.7 billion remaining under this authorization.
These programs do not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act), through repurchase agreements established with several brokers.
Issuer purchases of equity securities for the three months ended December 31, 2019 were as follows:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2019	474,206	$125.95	459,300	$1,792,813,692
November 1 - November 30, 2019	717,035	$119.89	716,499	$1,706,913,621
December 1 - December 31, 2019	266,345	$123.14	262,344	$1,674,474,799
Total	1,457,586	$122.46	1,438,143	$1,674,474,799

(a)
The company repurchased 19,443 shares during the three-month period ended December 31, 2019, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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

33 |

Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the five fiscal years beginning with the close of trading on December 31, 2014 and ending December 31, 2019. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes an investment of $100 on December 31, 2014, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, were reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Zoetis Inc.	$100	$112.18	$126.36	$171.28	$204.59	$318.56
S&P 500 Index	$100	$101.38	$113.51	$138.29	$132.23	$173.86
S&P 500 Pharmaceuticals Index	$100	$105.79	$104.13	$117.22	$126.71	$145.83

(a)
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Zoetis under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

34 |

Item 6. Selected Financial Data.
The following table sets forth our selected historical consolidated and combined financial data for the periods indicated.
The selected consolidated statements of income data for the years ended December 31, 2019, 2018 and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018 presented below have been derived from our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The selected historical consolidated statements of income data for the years ended December 31, 2016 and 2015, and the selected historical consolidated balance sheet data as of December 31, 2017, 2016 and 2015 presented below has been derived from our audited financial statements not included in this 2019 Annual Report.
You should read the selected historical consolidated and combined financial data set forth below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,(a)
(MILLIONS, EXCEPT PER SHARE AMOUNTS)	2019	2018	2017	2016	2015
Statement of income data:
Revenue	$6,260	$5,825	$5,307	$4,888	$4,765
Net income attributable to Zoetis	1,500	1,428	864	821	339
Balance sheet data:
Total assets	$11,545	$10,777	$8,586	$7,649	$7,913
Long-term obligations	5,947	6,443	4,953	4,468	4,463
Other data (unaudited):
Adjusted net income(b)	$1,755	$1,525	$1,185	$975	$889
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$3.14	$2.96	$1.76	$1.66	$0.68
Diluted	$3.11	$2.93	$1.75	$1.65	$0.68

Dividends declared per common share	$0.692	$0.542	$0.441	$0.390	$0.344

Weighted average shares outstanding (in thousands):
Basic	478,128	483,063	489,918	495,715	499,707
Diluted	481,787	486,898	493,161	498,225	502,019

(a)
Starting in August 2018, includes the acquisition of Abaxis. Starting in February 2015, includes the acquisition of certain assets from Abbott Animal Health and starting in November 2015, includes the acquisition of Pharmaq.

(b)
Adjusted net income (a non-GAAP financial measure) is defined as reported net income attributable to Zoetis excluding purchase accounting adjustments, acquisition-related costs and certain significant items. Management uses adjusted net income, among other factors, to set performance goals and to measure the performance of the overall company, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP financial measures and Adjusted net income. We believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. Reconciliations of U.S. GAAP reported net income attributable to Zoetis to non-GAAP adjusted net income for the years ended December 31, 2019, 2018 and 2017 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted net income. The adjusted net income measure is not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis.

35 |

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
A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 12, 2019 (our “2018 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov.
Overview of our business
We are a global leader in the discovery, development, manufacture and commercialization of animal health medicines, vaccines, and diagnostic products with a focus on both livestock and companion animals. For more than 65 years, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. See Notes to Consolidated Financial Statements—Note 19. Segment Information.
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
Our products include over 300 products and product lines that we sell in over 100 countries for the prediction, prevention, detection and treatment of diseases and conditions that affect various livestock and companion animal species. The diversity of our product portfolio and our global operations provides stability to our overall business. For instance, in livestock, impacts on our revenue that may result from disease outbreaks or weather conditions in a particular market or region are often offset by increased sales in other regions from exports and other species as consumers shift to other proteins.
A summary of our 2019 performance compared with the comparable 2018 and 2017 periods follows:

	Years Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Revenue	$6,260	$5,825	$5,307	7	10
Net income attributable to Zoetis	1,500	1,428	864	5	65
Adjusted net income(a)	1,755	1,525	1,185	15	29

(a)	Adjusted net income is a non-GAAP financial measure. See the Non-GAAP financial measures and Adjusted net income sections of this MD&A for more information.
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

36 |

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
Product development initiatives
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We believe we are an industry leader in animal health R&D, with a track record of generating new products and product lifecycle innovation. The majority of our R&D programs focus on product lifecycle innovation, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. In addition to traditional medicines and vaccines, we develop products across additional categories to address the needs of veterinarians and producers to predict, prevent, detect and treat conditions in both livestock and companion animals, including products in genetics and precision livestock farming, diagnostics and digital and data analytics.
Perceptions of product quality, safety and reliability
We believe that animal health customers value high-quality manufacturing and reliability of supply. The importance of quality and safety concerns to pet owners, veterinarians and livestock producers also contributes to animal health brand loyalty, which often continues after the loss of patent-based and regulatory exclusivity. We depend on positive perceptions of the safety and quality of our products by our customers, veterinarians and end-users.
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In addition, consumer preferences in some markets have impacted the use of antibacterials in food producing animals. Such restrictions and consumer preferences in some cases may negatively impact sales of our antibacterial products, but in other instances may increase sales of our products that can be used as antibacterial alternatives. Our total revenue attributable to antibacterials for livestock was approximately $1.2 billion for the year ended December 31, 2019.
Similarly, concerns regarding greenhouse gas emissions and other potential environmental impacts of livestock production have led to some consumers opting to limit or avoid consuming animal products. However, we believe the impact of this trend is limited as the livestock industry is still expected to continue to grow in order to feed a growing global population.
Changing distribution channels for companion animal products
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. However, in the U.S. and certain other markets, companion animal owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years. We believe the ability of pet owners to purchase our products online and from retail stores may increase pet owner compliance and result in increased sales, particularly in the near term. However, over time, we may be unable to sustain our current margins due to the increased purchasing power of such retailers as compared to traditional veterinary practices.
In addition, this trend could negatively impact the sales of products we primarily sell through the veterinarian distribution channel, as any decrease in visits to veterinarians by companion animal owners could reduce our market share and sales of such products. A reduction in the number of pet owners who purchase our products directly from their veterinarian could also lead to increased use of generic alternatives to our products or the increased substitution of our products with other animal health products or human health products if such other products are deemed to be lower-cost alternatives.
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

37 |

Competition
The animal health industry is competitive. Although our business is the largest by revenue in the animal health medicines, vaccines and diagnostics industry, we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. In recent years, there has been an increase in consolidation in the animal health industry. There are also several start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines, vaccines and diagnostics industry in the future. In certain markets, we also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the U.S.
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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2019, approximately 44% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2019, approximately 56% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by 3% from changes in foreign currency values relative to the U.S. dollar.
Our growth strategies
We seek to enhance the health of animals and to bring solutions to our customers who raise and care for them. We have a global presence in both developed and emerging markets and across eight major species. We intend to grow our business by pursuing the following core strategies:

38 |

•
drive innovative growth - We seek to deliver new products and solutions as well as lifecycle innovations across the continuum of care that spans from disease prediction and prevention to detection and treatment. We are focused on innovating across vaccines, pharmaceuticals, diagnostics, genetics, biodevices, and other product segments, and across all major species. Where appropriate, we complement internal R&D programs with external innovations;

•
enhance customer experience - We believe that delighting our customers with compelling and personalized experiences that enable them to provide the best care for animals is critical for our success. We are focused on providing greater value to our customers through the integration and connectedness of our portfolio and by reducing frictions in the way they engage with us and our products and solutions;

•
lead in digital and data analytics - We believe that healthcare insights enabled by data and digital technology and complemented with our comprehensive portfolio of products and solutions will be critical in enhancing care for animals and improving livestock productivity;

•
cultivate a high-performing organization - We view the strength of our team and our talented colleagues around the world as a critical component of our past and future success. We are committed to continuing to be a company our colleagues can be proud of and to attracting, retaining and developing the best talent in the industry;

•
champion a healthier, more sustainable future - As the world’s leading animal health company, we strive to make a meaningful difference in society by keeping animals healthy, fighting emerging infectious diseases that threaten our food supply, and supporting livestock producers and the veterinary profession. We believe that we have an important role to play in promoting a safe and sustainable global food supply, taking actions to protect the environment, and in increasing access to animal care around the world.

Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for operations outside the U.S., for which the financial information is included in our consolidated financial statements for the fiscal year ended November 30 for each year presented.
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines, vaccines and diagnostic products used to treat and protect livestock and companion animals. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2019, our top two selling products, Apoquel and Draxxin, contributed approximately 9% and 6%, respectively, of our revenue, and combined with our next three top selling products, Revolution/Stronghold, the ceftiofur line and Simparica, these five contributed approximately 29% of our revenue. Our top ten product lines contributed 41% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2019, see Item 1. Business—Products.
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
Restructuring charges and certain acquisition-related costs consist of all restructuring charges (those associated with acquisition activity and those associated with cost reduction/productivity initiatives), as well as costs associated with acquiring and integrating businesses. Restructuring charges are associated with employees, assets and activities that will not continue in the company. Acquisition-related costs are associated with acquiring and integrating acquired businesses, such as Abaxis in 2018, and may include transaction costs and expenditures for consulting and the integration of systems and processes.
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

39 |

Below are some of our more critical accounting estimates. See also Notes to Consolidated Financial Statements— Note 3. Significant Accounting Policies: Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions.
Fair value
For a discussion about the application of fair value to our long-term debt and financial instruments, see Notes to Consolidated Financial Statements—
Note 9. Financial Instruments.
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
Examples of events or circumstances that may be indicative of impairment include:

•
a significant adverse change in the extent or manner in which an asset is used. For example, restrictions imposed by the regulatory authorities could affect our ability to manufacture or sell a product; and

•
a projection or forecast that demonstrates losses or reduced profits associated with an asset. This could result, for example, from the introduction of a competitor’s product that results in a significant loss of market share or the inability to achieve the previously projected revenue growth, or from the lack of acceptance of a product by customers.

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
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. Impairments of identifiable intangible assets other than goodwill, are recorded in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable. We did not have any significant intangible asset impairment charges for the years ended December 31, 2019, 2018 and 2017.

40 |

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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $105 million as of December 31, 2019). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
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
In 2019, we performed a qualitative impairment assessment as of September 30, 2019, which did not result in the impairment of goodwill associated with any of our reporting units.
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

41 |

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

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Revenue	$6,260	$5,825	$5,307	7	10
Costs and expenses:
Cost of sales(a)	1,992	1,911	1,775	4	8
% of revenue	32%	33%	33%
Selling, general and administrative expenses(a)	1,638	1,484	1,334	10	11
% of revenue	26%	25%	25%
Research and development expenses(a)	457	432	382	6	13
% of revenue	7%	7%	7%
Amortization of intangible assets(a)	155	117	91	32	29
Restructuring charges and certain acquisition-related costs	51	68	19	(25)	*
Interest expense, net of capitalized interest	223	206	175	8	18
Other (income)/deductions—net	(57)	(83)	6	(31)	*
Income before provision for taxes on income	1,801	1,690	1,525	7	11
% of revenue	29%	29%	29%
Provision for taxes on income	301	266	663	13	(60)
Effective tax rate	16.7%	15.7%	43.5%
Net income before allocation to noncontrolling interests	1,500	1,424	862	5	65
Less: Net income attributable to noncontrolling interests	—	(4)	(2)	*	*
Net income attributable to Zoetis	$1,500	$1,428	$864	5	65
% of revenue	24%	25%	16%
* Calculation not meaningful.

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

Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
U.S.	$3,203	$2,877	$2,620	11	10
International	2,972	2,890	2,643	3	9
Total operating segments	6,175	5,767	5,263	7	10

Contract manufacturing & human health	85	58	44	47	32
Total Revenue	$6,260	$5,825	$5,307	7	10

42 |

On a global basis, the mix of revenue between livestock and companion animal products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Livestock	$3,030	$3,154	$3,037	(4)	4
Companion animal	3,145	2,613	2,226	20	17
Contract manufacturing & human health	85	58	44	47	32
Total Revenue	$6,260	$5,825	$5,307	7	10
2019 vs. 2018
Total revenue increased by $435 million, or 7%, in 2019 compared with 2018 reflecting operational revenue growth of $601 million, or 10%. Operational revenue growth was primarily due to the following:

•	increased volume from in-line products of approximately 4%, including 2% from our key dermatology products;

•	the acquisition of Abaxis in July 2018 which contributed approximately 2%;

•	price growth of approximately 2%; and

•	volume growth from new products sold of approximately 2%.
Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Cost of sales	$1,992	$1,911	$1,775	4	8
% of revenue	32%	33%	33%
2019 vs. 2018
Cost of sales as a percentage of revenue decreased from 33% to 32% in 2019 compared with 2018, primarily as a result of:

•	favorable foreign exchange;

•	price increases;

•	favorable product mix; and

•	cost improvements and efficiencies in our manufacturing network, partially offset by:

•	a change in estimate related to inventory costing;

•	the inclusion of Abaxis; and

•	tariffs on certain products.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Selling, general and administrative expenses	$1,638	$1,484	$1,334	10	11
% of revenue	26%	25%	25%
2019 vs. 2018
SG&A expenses increased $154 million, or 10%, in 2019 compared with 2018, primarily as a result of:

•	an increase in certain compensation-related expenses;

•	the inclusion of Abaxis; and

•	the inclusion of Platinum Performance,
partially offset by:

•	favorable foreign exchange.

43 |

Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Research and development expenses	$457	$432	$382	6	13
% of revenue	7%	7%	7%
2019 vs. 2018
R&D expenses increased $25 million, or 6%, in 2019 compared with 2018, primarily as a result of:

•	increased spending driven by project investments;

•	the inclusion of Abaxis; and

•	an increase in certain compensation-related expenses,
partially offset by:

•	favorable foreign exchange.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Amortization of intangible assets	$155	$117	$91	32	29
2019 vs. 2018
Amortization of intangible assets increased $38 million, or 32%, in 2019 compared with 2018, primarily as a result of certain intangible assets acquired in July 2018 as part of the acquisition of Abaxis.

Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Restructuring charges and certain acquisition-related costs	$51	$68	$19	(25)	*
* Calculation not meaningful.
Our acquisition-related costs primarily relate to restructuring charges for employees, assets and activities that will not continue in the future, as well as integration costs. The majority of net restructuring charges are related to termination costs. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
2019 vs. 2018
Restructuring charges and certain acquisition-related costs decreased by $17 million in 2019 compared with 2018, primarily as a result of:

•	transaction costs incurred as a result of the acquisition of Abaxis in July 2018, partially offset by:
•CEO transition-related costs.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Interest expense, net of capitalized interest	$223	$206	$175	8	18
2019 vs. 2018
Interest expense, net of capitalized interest, increased by $17 million, or 8%, in 2019 compared with 2018, primarily as a result of the issuance of $1.5 billion aggregate principal amount of our senior notes in August 2018, partially offset by gains on cross-currency interest rate swaps.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Other (income)/deductions—net	$(57)	$(83)	$6	(31)	*
* Calculation not meaningful.

44 |

2019 vs. 2018
The change in Other (income)/deductions—net from net other income of $57 million in 2019 compared with $83 million in 2018, is primarily a result of:

•	a gain of $42 million in 2018 on the divestiture of certain agribusiness products within our International segment;

•	a net gain of $18 million in 2018 related to the relocation of a manufacturing site in China; and

•	lower royalty income,
partially offset by:

•	income of $20 million in 2019 resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites;

•	lower foreign currency losses; and

•	higher interest income in 2019 due to higher cash balances and higher short-term interest rates.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Provision for taxes on income	$301	$266	$663	13	(60)
Effective tax rate	16.7%	15.7%	43.5%
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
2019 vs. 2018
The higher effective tax rate in 2019 compared with 2018 is primarily due to the following components:

•	the impact of the global intangible low taxed income (GILTI) tax, a new provision of the Tax Cuts and Jobs Act (the Tax Act), which became effective for the company in the first quarter of 2019;

•
a $45 million net tax benefit recorded in 2018, associated with a measurement-period adjustment to the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings pursuant to the Tax Act; and

•
changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business, the impact of non-deductible items, and the extent and location of other income and expense items, such as gains and losses on asset divestitures, partially offset by:

•	an $18 million discrete tax benefit recorded in 2019, related to the changes in valuation allowances;

•	a $14 million net discrete tax benefit recorded in the third quarter of 2019, due to a change in tax basis related to purchase accounting;

•	a $12 million net discrete tax benefit recorded in 2019, related to changes in various other tax items;

•	a $10 million discrete tax benefit recorded in 2019, related to the effective settlement of certain issues with non-U.S. tax authorities;

•	an $8 million discrete tax benefit recorded in 2019, related to a remeasurement of deferred tax assets and liabilities as a result of a change in U.S. and non-U.S. statutory tax rates; and

•	an additional $5 million discrete tax benefit recorded in 2019, related to the excess tax benefits for share-based compensation payments.

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
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

				% Change
				19/18			18/17
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2019	2018	2017	Total	Exchange	Operational	Total	Exchange	Operational
U.S.
Livestock	$1,219	$1,269	$1,244	(4)	—	(4)	2	—	2
Companion animal	1,984	1,608	1,376	23	—	23	17	—	17
	3,203	2,877	2,620	11	—	11	10	—	10
International
Livestock	1,811	1,885	1,793	(4)	(6)	2	5	(1)	6
Companion animal	1,161	1,005	850	16	(5)	21	18	1	17
	2,972	2,890	2,643	3	(6)	9	9	—	9
Total
Livestock	3,030	3,154	3,037	(4)	(3)	(1)	4	—	4
Companion animal	3,145	2,613	2,226	20	(3)	23	17	—	17
Contract manufacturing & human health	85	58	44	47	(1)	48	32	1	31
	$6,260	$5,825	$5,307	7	(3)	10	10	—	10
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				19/18			18/17
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2019	2018	2017	Total	Exchange	Operational	Total	Exchange	Operational
U.S.	$2,005	$1,815	$1,637	10	—	10	11	—	11
International	1,487	1,399	1,240	6	(4)	10	13	—	13
Total reportable segments	3,492	3,214	2,877	9	(1)	10	12	—	12
Other business activities	(348)	(337)	(313)	3			8
Reconciling Items:
Corporate	(707)	(666)	(625)	6			7
Purchase accounting adjustments	(234)	(162)	(88)	44			84
Acquisition-related costs	(43)	(63)	(10)	(32)			*
Certain significant items	(67)	43	(25)	*			*
Other unallocated	(292)	(339)	(291)	(14)			16
Income before income taxes	$1,801	$1,690	$1,525	7			11
* Calculation not meaningful.

46 |

2019 vs. 2018
U.S. operating segment
U.S. segment revenue increased by $326 million, or 11%, in 2019 compared with 2018, of which $376 million resulted from growth in companion animal products, offset by a $50 million decline in livestock products.

•
Companion animal revenue growth was driven primarily by increased sales of our key dermatology portfolio, the acquisition of Abaxis, which was acquired in July 2018, increased sales from our parasiticides portfolio across the ProHeart®, Revolution® and Simparica® franchises, including new product introductions Revolution Plus for cats and ProHeart 12 for dogs.

•
Livestock revenue decreased primarily due to continued weakness across both the beef and dairy cattle sectors as well as the timing of distributor purchasing patterns for medicated feed additive products impacting cattle. For poultry, growth was driven by increased sales of alternatives to antibiotic medicated feed additive products.

U.S. segment earnings increased by $190 million, or 10%, in 2019 compared with 2018, primarily due to revenue growth and improved gross margin, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $82 million, or 3%, in 2019 compared with 2018. Operational revenue increased $247 million, or 9%, reflecting growth of $216 million in companion animal products and $31 million in livestock products.

•
Companion animal operational revenue growth resulted primarily from increased sales of our key dermatology portfolio across multiple international markets, growth of sales in parasiticide products, including Simparica® and Stronghold® Plus, and the acquisition of Abaxis, which was acquired in July 2018.

•
Livestock operational revenue growth was driven primarily by increased sales in our cattle and poultry portfolios. Cattle products increased due to sales of anti-infectives and vaccines. Poultry products also contributed to growth with increased sales of vaccines and medicated feed additive products. Swine products sales declined due to the negative impact of African Swine Fever in China.

International segment earnings increased by $88 million, or 6%, in 2019 compared with 2018. Operational earnings growth was $143 million, or 10%, primarily due to higher revenue and improved gross margin.
Other business activities
Other business activities includes our CSS contract manufacturing results, our human health business and expenses associated with our dedicated veterinary medicine R&D organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the International segment.
2019 vs. 2018
Other business activities net loss increased by $11 million, or 3%, in 2019 compared with 2018, reflecting an increase in R&D project investments, compensation-related costs and the inclusion of Abaxis expenses since acquisition in July 2018, partially offset by revenue from the acquired Abaxis human health business and more favorable foreign exchange rates in 2019.
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

2019 vs. 2018
Corporate expenses increased by $41 million, or 6%, in 2019 compared with 2018, primarily due to higher interest expense, net of capitalized interest, associated with the 2018 senior notes issued in August 2018 and an increase in certain compensation costs not allocated to our operating segments, partially offset by more favorable foreign exchange rates.
Other unallocated expenses decreased by $47 million, or 14%, in 2019 compared with 2018, primarily due to the favorable impact of foreign exchange and cost improvements and efficiencies in our manufacturing network, partially offset by tariffs on certain products and the inclusion of Abaxis expenses.
See Notes to Consolidated Financial Statements— Note 19. Segment Information for further information.

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
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be considered as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; costs related to our recent CEO transition; or charges related to legal matters. See Notes to Consolidated Financial Statements— Note 18. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

48 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
GAAP reported net income attributable to Zoetis	$1,500	$1,428	$864	5	65
Purchase accounting adjustments—net of tax	156	119	51	31	*
Acquisition-related costs—net of tax	36	50	7	(28)	*
Certain significant items—net of tax	63	(72)	263	*	*
Non-GAAP adjusted net income(a)	$1,755	$1,525	$1,185	15	29
* Calculation not meaningful.

(a)
The effective tax rate on adjusted pretax income is 18.2%, 18.8% and 28.2% for full year 2019, 2018 and 2017, respectively. The lower effective rate in 2019 compared to 2018 is primarily due to (i) changes in the jurisdictional mix of earnings, which reflects the impact of the location of earnings as well as repatriation costs, (ii) an $18 million discrete tax benefit recorded in 2019, related to the changes in valuation allowances, (iii) a $10 million discrete tax benefit recorded in 2019, related to the effective settlement of certain issues with non-U.S. tax authorities, (iv) a $4 million net discrete tax benefit recorded in 2019, related to changes in various other tax items, and (v) an additional $5 million discrete tax benefit recorded in 2019, related to the excess tax benefits for share-based compensation payments, partially offset by the impact of the GILTI tax, a new provision to the Tax Act, which became effective for the company in the first quarter of 2019. The lower effective tax rate in 2018 compared to 2017 is primarily due to (i) the reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act, (ii) changes in the jurisdictional mix of earnings, which reflects the impact of the location of earnings as well as repatriation costs, (iii) a $23 million discrete tax benefit recorded in 2018 related to the favorable impact of certain tax accounting method changes, and (iv) an additional $6 million discrete tax benefit recorded in 2018, related to the excess tax benefits for share-based compensation payments.

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2019	2018	2017	19/18	18/17
Earnings per share—diluted(a)(b):
GAAP reported EPS attributable to Zoetis—diluted	$3.11	$2.93	$1.75	6	67
Purchase accounting adjustments—net of tax	0.32	0.24	0.10	33	*
Acquisition-related costs—net of tax	0.08	0.10	0.01	(20)	*
Certain significant items—net of tax	0.13	(0.14)	0.54	*	*
Non-GAAP adjusted EPS—diluted	$3.64	$3.13	$2.40	16	30
* Calculation not meaningful.

(a)
Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

(b)	EPS amounts may not add due to rounding.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Interest expense, net of capitalized interest	$223	$206	$175
Interest income	(37)	(31)	(13)
Income taxes	390	351	465
Depreciation	166	146	136
Amortization	27	19	18

49 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Purchase accounting adjustments:
Amortization and depreciation(a)	$210	$135	$81
Cost of sales(b)	24	27	7
Total purchase accounting adjustments—pre-tax	234	162	88
Income taxes(c)	78	43	37
Total purchase accounting adjustments—net of tax	156	119	51
Acquisition-related costs:
Integration costs	18	21	6
Transaction costs	—	21	—
Restructuring charges(d)	25	21	4
Total acquisition-related costs—pre-tax	43	63	10
Income taxes(c)	7	13	3
Total acquisition-related costs—net of tax	36	50	7
Certain significant items:
Operational efficiency initiative(e)	(20)	(1)	5
Supply network strategy(f)	7	10	15
Other restructuring charges and cost-reduction/productivity initiatives(g)	8	7	4
Gain on sale of assets(h)	—	(42)	—
Stand-up costs(i)	—	—	3
Other(j)	72	(17)	(2)
Total certain significant items—pre-tax	67	(43)	25
Income taxes(c)	4	29	(238)
Total certain significant items—net of tax	63	(72)	263
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$255	$97	$321

(a)	Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

(b)	Fair value adjustments to acquired inventory, as well as amortization and depreciation expense.

(c)
Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.

Income taxes in Purchase accounting adjustments also includes:
•For 2019, a remeasurement of deferred taxes as a result of a change in statutory tax rates, and an adjustment related to a change in tax basis.
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

Income taxes in Certain significant items also includes:
•For 2018, (i) a net tax benefit of $45 million related to a measurement-period adjustment to the one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act, and (ii) a tax charge of approximately $17 million related to the disposal of certain assets.
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

(d)	Represents employee termination costs related to the 2018 acquisition of Abaxis and the 2017 acquisition of an Irish biologic therapeutics company.

(e)	For 2019, represents income resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

(f)
Represents consulting fees and product transfer costs, included in Cost of sales, and employee termination costs and exit costs, included in Restructuring charges and certain acquisition-related costs, related to cost-reduction and productivity initiatives.

(g)	For 2019, represents employee termination costs incurred as a result of the CEO transition.
For 2018, represents employee termination costs/(reversals) in Europe as a result of initiatives to better align our organizational structure.

(h)	For 2018, represents a net gain related to the divestiture of certain agribusiness products within our International segment.

(i)
Represents certain non-recurring costs related to becoming an independent public company, such as the creation of standalone systems and infrastructure, site separation, new branding (including changes to the manufacturing process for required new packaging), and certain legal registration and patent assignment costs.

(j)
For 2019, primarily represents a change in estimate related to inventory costing and CEO transition-related costs. For 2018, primarily represents a net gain related to the relocation of a manufacturing site in China. For 2017, primarily represents costs associated with changes to our operating model.

50 |

The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Cost of sales:
Purchase accounting adjustments	$24	$27	$7
Accelerated depreciation	—	—	2
Inventory write-offs	—	1	(2)
Consulting fees	7	8	6
Stand-up costs	—	—	3
Other	70	(1)	(2)
Total Cost of sales	101	35	14

Selling, general & administrative expenses:
Purchase accounting adjustments	72	32	5
Consulting fees	—	—	2
Other	2	2	2
Total Selling, general & administrative expenses	74	34	9

Research & development expenses:
Purchase accounting adjustments	2	2	2
Total Research & development expenses	2	2	2

Amortization of intangible assets:
Purchase accounting adjustments	136	101	74
Total Amortization of intangible assets	136	101	74

Restructuring charges and certain acquisition-related costs:
Integration costs	18	21	6
Transaction costs	—	21	—
Employee termination costs	33	25	10
Exit costs	—	1	3
Total Restructuring charges and certain acquisition-related costs	51	68	19

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	(20)	(40)	10
Other	—	(18)	(5)
Total Other (income)/deductions—net	(20)	(58)	5

Provision for / (benefit from) taxes on income	89	85	(198)

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$255	$97	$321

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
Analysis of the Consolidated Balance Sheets
December 31, 2019 vs. December 31, 2018
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Short-term investments decreased as a result of maturities of debt securities.
Other current assets increased primarily as a result of the timing of income tax payments, higher receivables due to value-added tax for our international markets and other higher prepaid expenses.

51 |

Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense and the impact of foreign exchange.
The net change in Operating lease right of use assets, and Operating lease liabilities relates to the adoption of the new lease accounting standard, which became effective January 1, 2019. See Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies and Note 10. Leases.
Identifiable intangible assets, less accumulated amortization decreased as a result of amortization expense and the impact of foreign exchange, partially offset by the acquisitions of Platinum Performance, Phoenix Lab and ZNLabs. See Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures and Note 13. Goodwill and Other Intangible Assets.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect the adjustments to the accrual for the income tax benefit, the tax impact of various acquisitions, and the impact of the remeasurement of deferred taxes as a result of a change in tax rates. See Notes to Consolidated Financial Statements— Note 8. Tax Matters.
Dividends payable increased as a result of an increase in the dividend rate for the first quarter 2020 dividend, which was declared on December 11, 2019.
Accrued expenses increased primarily due to higher contract rebate accruals and accrued costs associated with the CEO transition, partially offset by payment of employee termination costs primarily associated with the acquisition of Abaxis.
Other current liabilities increased primarily due to short-term lease liabilities as a result of the adoption of the new lease accounting standard, which became effective January 1, 2019, partially offset by the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland. See Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies and Note 10. Leases.
Other noncurrent liabilities increased as a result of contingent consideration recorded related to the 2019 acquisitions, increases in deferred compensation due to gains from investments and accrued pension benefits due to decreases in the discount rate. See Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures and Note 14. Benefit Plans.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity and Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Analysis of the Consolidated Statements of Cash Flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2019	2018	2017	19/18	18/17
Net cash provided by (used in):
Operating activities	$1,795	$1,790	$1,346	0	33
Investing activities	(504)	(2,259)	(270)	(78)	*
Financing activities	(951)	533	(251)	(278)	*
Effect of exchange-rate changes on cash and cash equivalents	(8)	(26)	12	(69)	*
Net increase/(decrease) in cash and cash equivalents	$332	$38	$837	774	(95)
*    Calculation not meaningful.
Operating activities
2019 vs. 2018
Net cash provided by operating activities was $1,795 million in 2019 compared with $1,790 million in 2018. The increase in operating cash flows was primarily attributable to higher cash earnings, partially offset by higher income tax payments, higher interest payments and higher inventory, as well as the timing of receipts and payments in the ordinary course of business.
Investing activities
2019 vs. 2018
Net cash used in investing activities was $504 million in 2019 compared with $2,259 million in 2018. The net cash used in investing activities for 2019 was primarily attributable to capital expenditures and the acquisitions of Platinum Performance, Phoenix Lab and ZNLabs, partially offset by proceeds from maturities of debt securities, proceeds from cross-currency interest rate swaps and proceeds resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites. The net cash used in investing activities for 2018 was primarily attributable to the acquisitions of Abaxis and a manufacturing business in Ireland, and purchases of property, plant and equipment.
Financing activities
2019 vs. 2018
Net cash used in financing activities was $951 million in 2019 compared with net cash provided by financing activities of $533 million in 2018. The net cash used in financing activities for 2019 was primarily attributable to the purchase of treasury shares, the payment of dividends, the payment of short-term borrowings and the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland. The net cash provided by financing activities for 2018

52 |

was primarily attributable to the proceeds received from the issuance of senior notes in August 2018, partially offset by the purchase of treasury shares and the payment of dividends.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2019	2018
Cash and cash equivalents	$1,934	$1,602
Accounts receivable, net(a)	1,086	1,036
Short-term borrowings	—	9
Current portion of long-term debt	500	—
Long-term debt	5,947	6,443
Working capital	2,942	3,176
Ratio of current assets to current liabilities	2.63:1	3.60:1

(a)
Accounts receivable are usually collected over a period of 45 to 75 days. For the year ended December 31, 2019, compared to the year ended December 31, 2018, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.

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
We were in compliance with all financial covenants as of December 31, 2019 and December 31, 2018. There were no amounts drawn under the credit facility as of December 31, 2019 or December 31, 2018.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2019, we had access to $76 million of lines of credit which expire at various times through 2020, and are generally renewed annually. We had no borrowings outstanding related to these facilities as of December 31, 2019.
Domestic and international short-term funds
Many of our operations are conducted outside the U.S. The amount of funds held in the U.S. will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Actual repatriation of overseas funds can result in additional U.S and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. In addition, the recent changes imposed by the Tax Act resulted in a one-time deemed repatriation tax of previously untaxed accumulated and current earnings and profits of our foreign subsidiaries, which is payable over eight years, with the first installment paid in 2019. See Notes to Consolidated Financial Statements— Note 8. Tax Matters.

53 |

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
Contractual obligations
Payments due under contractual obligations as of December 31, 2019, are set forth below:

			2021-	2023-	There-
(MILLIONS OF DOLLARS)	Total	2020	2022	2024	after
Long-term debt, including interest obligations(a)	$9,601	$745	$1,039	$1,707	$6,110
Other liabilities reflected on our Consolidated Balance Sheets under U.S. GAAP(b)	112	31	26	16	39
Operating lease commitments	225	42	68	48	67
Purchase obligations(c)	440	153	221	39	27
Benefit plans - continuing service credit obligations(d)	12	4	8	—	—
Uncertain tax positions(e)	—	—	—	—	—

(a)
Long-term debt consists of senior notes and other notes. Our calculations of expected interest payments incorporate only current period assumptions for interest rates, foreign currency translation rates and Zoetis hedging strategies. See Notes to Consolidated Financial Statements— Note 9A. Financial Instruments: Debt.

(b)
Includes expected employee termination payments that represent contractual obligations, expected payments related to our unfunded U.S. supplemental (non-qualified) savings plans, deferred compensation and expected payments relating to our future benefit payments net of plan assets (included in the determination of the projected benefit obligation) for pension plans that are dedicated to Zoetis employees and those transferred to us from Pfizer. See Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures, Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives and Note 14. Benefit Plans. Excludes approximately $140 million of noncurrent liabilities related to legal and environmental accruals, certain employee termination and exit costs, deferred income and other accruals, most of which do not represent contractual obligations. See Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives and Note 18. Commitments and Contingencies.

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
Debt Securities
On August 20, 2018, we issued $1.5 billion aggregate principal amount of our senior notes (2018 senior notes), with an original issue discount of $4 million. These notes are comprised of $300 million aggregate principal amount of floating rate senior notes due 2021 (the "2018 floating rate senior notes"), and $300 million aggregate principal amount of 3.250% senior notes due 2021, $500 million aggregate principal amount of 3.900% senior notes due 2028 and $400 million aggregate principal amount of 4.450% senior notes due 2048 (collectively, the "2018 fixed rate senior notes"). Net proceeds from this offering were partially used to pay down and terminate a revolving credit agreement and repay outstanding commercial paper that were borrowed to finance a portion of the cash consideration for the acquisition of Abaxis (see Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures). The remainder of the net proceeds will be used for general corporate purposes.
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

54 |

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
Our outstanding debt securities are as follows:

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
Pension obligations
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the separation from Pfizer, Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2019, the remaining payments due to Pfizer (approximately $12 million in the aggregate) are to be paid over the next three years.
As part of the separation from Pfizer, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of approximately $6 million to these plans in 2020.
As of December 31, 2019, the supplemental savings plan liability was approximately $48 million.
For additional information, see Notes to Consolidated Financial Statements— Note 14. Benefit Plans.

55 |

Share repurchase program
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. This program was completed as of December 31, 2019. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. As of December 31, 2019, there was approximately $1.7 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During 2019, approximately 5.8 million shares were repurchased.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2019 and December 31, 2018, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
See Note 3. Significant Accounting Policies in the Notes to Consolidated Financial Statements for discussion of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects or expected effects on our consolidated financial position, results of operations and cash flows.

56 |

Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” "objective," "target," “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
In particular, forward-looking statements include statements relating to our 2020 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•	unanticipated safety, quality or efficacy concerns about our products;

•	issues with any of our top products;

•	failure of our R&D, acquisition and licensing efforts to generate new products and product lifecycle innovations;

•	the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;

•	disruptive innovations and advances in medical practices and technologies;

•	difficulties and delays in the development, manufacturing and commercialization of new products;

•	consolidation of our customers and distributors;

•	changes in the distribution channel for companion animal products;

•	failure to successfully acquire businesses, license rights or products, integrate businesses, form and manage alliances or divest businesses;

•	acquiring or implementing new business lines or offering new products and services;

•	restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals;

•	perceived adverse effects linked to the consumption of food derived from animals that utilize our products or animals generally;

•	adverse global economic conditions;

•	increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;

•	fluctuations in foreign exchange rates and potential currency controls;

•	changes in tax laws and regulations;

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

•
governmental laws and regulations affecting domestic and foreign operations, including without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals;

•	governmental laws and regulations affecting our interactions with veterinary healthcare providers; and

•	the other factors set forth under "Risk Factors" in Item 1A of Part I of this 2019 Annual Report.
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

57 |

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
Our financial instrument holdings at December 31, 2019, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Consolidated Financial Statements— Note 3. Significant Accounting Policies: Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at December 31, 2019, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $13 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $17 million. For additional details, see Notes to Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of December 31, 2019, because we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.9% Senior Notes due 2028, the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. At December 31, 2019, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility.
By issuing the Floating-Rate Notes and by entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of December 31, 2019, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $4.5 million, as it relates to our fixed to floating interest rate swap agreements and floating-rate borrowings. See Notes to Consolidated Financial Statements— Note 9. Financial Instruments.

58 |

Item 8. Financial Statements and Supplementary Data.

59 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of gross unrecognized tax benefits
As discussed in Notes 3 and 8D in the consolidated financial statements, the Company’s tax positions are subject to examination by local taxing authorities in each respective tax jurisdiction, and the resolution of such examinations may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. The Company accounts for income tax contingencies using a benefit recognition model. If a tax position is more likely than not (more than a 50% likelihood) to be sustained upon examination, based solely on the technical merits of the position, a benefit is recognized. As of December 31, 2019, the Company has recorded gross unrecognized tax benefits of $182 million.
We identified the evaluation of gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment was required to assess the valuation of a tax position, which includes interpretation of relevant tax law, identification of relevant tax elements, the estimate of the more likely than not assessment of tax positions being sustained under examination and the estimate of the amount of the gross unrecognized tax benefit.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefit process, including (a) interpretation of relevant tax law, (b) evaluation of which of the Company’s tax positions may not be sustained upon examination, and (c) estimation of the gross unrecognized tax benefits. We involved tax professionals, with specialized skills and knowledge, who assisted in:
- Evaluating the Company’s interpretation of relevant tax laws and the potential impact on the unrecognized tax benefits by developing an independent assessment of the tax position’s more likely than not to be sustained under examination determination

60 |

and the estimate of the amount of the gross unrecognized tax benefit, if any, based on our understanding and interpretation of tax laws,
- Reading and evaluating the tax opinion, and

- Assessing the Company’s transfer pricing policies for compliance with applicable laws and regulations.
Assessing deductions from revenue related to the rebates accrual
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates as a deduction to gross revenue when sales are recognized. Included in the rebates accrual are estimated revenue deductions for future payments to distributors, clinics, veterinarians and pet owners under various programs offered by the Company. The volume of varied rebate programs offered, each with varying terms and conditions covering how the rebate is measured and earned, requires the Company to estimate the accrual using a number of inputs from multiple sources. Accruals for deductions from revenue are recorded as either a reduction in accounts receivable or within accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in accounts receivable as of December 31, 2019 are approximately $169 million and accruals for deductions from revenue included in Accrued expenses are approximately $190 million. These amounts include rebate accruals for both the U.S. and international segments.
We identified assessing deductions from revenue related to the rebates accrual for the U.S. segment as a critical audit matter. Because of the variety of programs offered by the Company, in the U.S., the size of the U.S. market, and the length of time between when a sale is made and when the related rebate is paid by the Company significant auditor judgment is required in assessing the estimate of the required rebates accrual. In particular, the identification of which revenue transactions will be subject to a rebate and the relevance and reliability of information used to estimate an individual rebate programs’ accrual required significant auditor judgement.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s rebate accrual process for the U.S. segment, including controls related to the identification of revenue transactions subject to a rebate and the relevance and reliability of information used in the estimated rebates accrual. We identified and considered the relevance, reliability and sufficiency of sources of data used by the Company in developing the estimate. We estimated the rebates accrual for a sample of U.S. programs, using a combination of Company internal data, historical information, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company. We evaluated the historical accuracy of the Company’s U.S. rebates accrual by comparing the previously recorded accrual as of December 31, 2018 to the actual amount that ultimately was paid by the Company during 2019.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Short Hills, New Jersey
February 13, 2020

61 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated February 13, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 13, 2020

62 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2019	2018	2017
Revenue	$6,260	$5,825	$5,307
Costs and expenses:
Cost of sales(a)	1,992	1,911	1,775
Selling, general and administrative expenses(a)	1,638	1,484	1,334
Research and development expenses(a)	457	432	382
Amortization of intangible assets	155	117	91
Restructuring charges and certain acquisition-related costs	51	68	19
Interest expense, net of capitalized interest	223	206	175
Other (income)/deductions––net	(57)	(83)	6
Income before provision for taxes on income	1,801	1,690	1,525
Provision for taxes on income	301	266	663
Net income before allocation to noncontrolling interests	1,500	1,424	862
Less: Net loss attributable to noncontrolling interests	—	(4)	(2)
Net income attributable to Zoetis	$1,500	$1,428	$864
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$3.14	$2.96	$1.76
Diluted	$3.11	$2.93	$1.75
Weighted-average common shares outstanding:
Basic	478.128	483.063	489.918
Diluted	481.787	486.898	493.161
Dividends declared per common share	$0.692	$0.542	$0.441

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

63 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Net income before allocation to noncontrolling interests	$1,500	$1,424	$862
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Unrealized gain/(loss) on derivatives for cash flow hedges, net(a)	4	(1)	(11)
Unrealized gain on derivatives for net investment hedges, net(a)	12	9	—
Foreign currency translation adjustments, net	(104)	(134)	98
Benefit plans: Actuarial (loss)/gain, net(a)	(9)	2	8
Total other comprehensive (loss)/income, net of tax	(97)	(124)	95
Comprehensive income before allocation to noncontrolling interests	1,403	1,300	957
Comprehensive loss attributable to noncontrolling interests	—	(4)	—
Comprehensive income attributable to Zoetis	$1,403	$1,304	$957

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

64 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2019	2018
Assets
Cash and cash equivalents(a)	$1,934	$1,602
Short-term investments	—	99
Accounts receivable, less allowance for doubtful accounts of $21 in 2019 and $24 in 2018	1,086	1,036
Inventories	1,410	1,391
Other current assets	318	271
Total current assets	4,748	4,399
Property, plant and equipment, less accumulated depreciation of $1,737 in 2019 and $1,599 in 2018	1,940	1,658
Operating lease right of use assets	189	—
Goodwill	2,592	2,519
Identifiable intangible assets, less accumulated amortization	1,890	2,046
Noncurrent deferred tax assets	88	61
Other noncurrent assets	98	94
Total assets	$11,545	$10,777

Liabilities and Equity
Short-term borrowings	$—	$9
Current portion of long-term debt	500	—
Accounts payable	301	313
Dividends payable	95	79
Accrued expenses	543	487
Accrued compensation and related items	276	266
Income taxes payable	36	35
Other current liabilities	55	34
Total current liabilities	1,806	1,223
Long-term debt, net of discount and issuance costs	5,947	6,443
Noncurrent deferred tax liabilities	434	474
Operating lease liabilities	164	—
Other taxes payable	257	265
Other noncurrent liabilities	229	187
Total liabilities	8,837	8,592
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 475,528,210 and 479,562,326 shares outstanding at December 31, 2019 and 2018, respectively	5	5
Treasury stock, at cost, 26,363,033 and 22,328,917 shares of common stock at December 31, 2019 and 2018, respectively	(2,042)	(1,487)
Additional paid-in capital	1,044	1,026
Retained earnings	4,427	3,270
Accumulated other comprehensive loss	(726)	(629)
Total equity	2,708	2,185
Total liabilities and equity	$11,545	$10,777

(a)	As of December 31, 2019 and December 31, 2018, includes $2 million and $5 million, respectively, of restricted cash.

65 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

		Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2016	501.9	$5	9.0	$(421)	$1,024	$1,477	$(598)	$12	$1,499
Net income/(loss)		—		—		864	—	(2)	862
Other comprehensive income		—		—	—	—	93	2	95
Consolidation of a noncontrolling interest(a)								18	18
Purchases of shares from a noncontrolling interest(b)					(29)			(14)	(43)
Share-based compensation awards(c)	—	—	(1.6)	69	15	(16)	—	—	68
Treasury stock acquired(d)	—	—	8.3	(500)	—	—	—	—	(500)
Employee benefit plan contribution from Pfizer Inc.(e)		—		—	3	—	—	—	3
Dividends declared		—		—	—	(216)	—	—	(216)
Balance, December 31, 2017	501.9	$5	15.8	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Net income/(loss)		—				1,428	—	(4)	1,424
Other comprehensive loss		—			—	—	(124)	—	(124)
Acquisition of a noncontrolling interest(a)					(14)			(12)	(26)
Share-based compensation awards(c)	—	—	(1.7)	63	24	(6)	—	—	81
Treasury stock acquired(d)	—	—	8.2	(698)	—	—	—	—	(698)
Employee benefit plan contribution from Pfizer Inc.(e)		—			3	—	—	—	3
Dividends declared		—			—	(261)	—	—	(261)
Balance, December 31, 2018	501.9	$5	22.3	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185
Net income		—		—	—	1,500	—	—	1,500
Other comprehensive loss		—		—	—	—	(97)	—	(97)
Share-based compensation awards(c)	—	—	(1.8)	71	15	(13)	—	—	73
Treasury stock acquired(d)	—	—	5.8	(626)	—	—	—	—	(626)
Employee benefit plan contribution from Pfizer Inc.(e)		—		—	3	—	—	—	3
Dividends declared		—		—	—	(330)	—	—	(330)
Balance, December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708

Shares may not add due to rounding.

(a)	For the twelve months ended December 31, 2018 and 2017, represents the acquisition and consolidation of a European livestock monitoring company.

(b)
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

66 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Operating Activities
Net income before allocation to noncontrolling interests	$1,500	$1,424	$862
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	412	308	242
Share-based compensation expense	67	53	44
Asset write-offs and asset impairments	7	4	3
Net (gain)/loss on sales of assets	(20)	(42)	11
Provision for losses on inventory	68	54	54
Deferred taxes(a)	(79)	(112)	127
Employee benefit plan contribution from Pfizer Inc.	3	3	3
Other non-cash adjustments	(12)	(14)	10
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(69)	(67)	(50)
Inventories	(104)	61	19
Other assets	(51)	(42)	(16)
Accounts payable	(10)	37	(10)
Other liabilities	91	56	(38)
Other tax accounts, net	(8)	67	85
Net cash provided by operating activities	1,795	1,790	1,346
Investing Activities
Capital expenditures	(460)	(338)	(224)
Acquisition of Abaxis, net of cash acquired	—	(1,884)	—
Other acquisitions	(195)	(114)	(82)
Proceeds from maturities and redemptions of investments	101	28	—
Net proceeds on swaps designated as net investment hedges	37	—	—
Net proceeds from sales of assets	21	56	37
Other investing activities	(8)	(7)	(1)
Net cash used in investing activities	(504)	(2,259)	(270)
Financing Activities
(Decrease)/increase in short-term borrowings, net	(9)	8	—
Principal payments on long-term debt	—	—	(750)
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	—	1,485	1,231
Payment of contingent consideration related to previously acquired assets	(9)	(12)	(7)
Share-based compensation-related proceeds, net of taxes paid on withholding shares and excess tax benefits	7	19	24
Purchases of treasury stock	(626)	(698)	(500)
Cash dividends paid	(314)	(243)	(206)
Acquisition of a noncontrolling interest	—	(26)	(43)
Net cash (used in)/provided by financing activities	(951)	533	(251)
Effect of exchange-rate changes on cash and cash equivalents	(8)	(26)	12
Net increase in cash and cash equivalents	332	38	837
Cash and cash equivalents at beginning of period	1,602	1,564	727
Cash and cash equivalents at end of period	$1,934	$1,602	$1,564

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$418	$336	$455
Interest, net of capitalized interest	247	190	167
Non-cash transactions:
Capital expenditures	$7	$7	$5
Contingent purchase price consideration	23	—	29
Dividends declared, not paid	95	79	61
(a) For 2018, reflects the reclassification of the one-time deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018, payable over eight years.

67 |

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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, sheep and fish (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within seven major product categories: vaccines, anti-infectives, parasiticides, other pharmaceutical products, dermatology, medicated feed additives and animal health diagnostics.
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
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350-40), an accounting standards update which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. We will adopt this guidance as of January 1, 2020, the required effective date, on a prospective basis. The adoption is not expected to have a significant impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), an accounting standards update which requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. We will adopt this guidance as of January 1, 2020, the required effective date, on a prospective basis. The adoption is not expected to have a significant impact on our consolidated financial statements.

68 |

Estimates and Assumptions
In preparing the consolidated financial statements, we use certain estimates and assumptions that affect reported amounts and disclosures, including amounts recorded in connection with acquisitions. These estimates and underlying assumptions can impact all elements of our consolidated financial statements. For example, in the Consolidated Statements of Income, estimates are used when accounting for deductions from revenue (such as rebates, sales allowances, product returns and discounts), determining cost of sales, allocating cost in the form of depreciation and amortization, and estimating restructuring charges and the impact of contingencies. On the Consolidated Balance Sheets, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable, uncertain tax positions, benefit obligations, the impact of contingencies, deductions from revenue and restructuring reserves, all of which also impact the Consolidated Statements of Income.
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
Leases
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
Revenue, Deductions from Revenue and the Allowance for Doubtful Accounts
We recognize revenue from product sales when control of the goods has transferred to the customer, which is typically once the goods have shipped and the customer has assumed title. Revenue reflects the total consideration to which we expect to be entitled (i.e., the transaction price), in exchange for products sold, after considering various types of variable consideration including rebates, sales allowances, product returns and discounts.

69 |

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
Accruals for deductions from revenue are recorded as either a reduction in Accounts receivable or within Accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in Accounts receivable as of December 31, 2019 and 2018 are approximately $169 million and $143 million, respectively. As of December 31, 2019, and 2018, accruals for deductions from revenue included in Accrued expenses are approximately $190 million and $146 million, respectively.
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities, is recorded within Other current liabilities and Other noncurrent liabilities, and is recognized once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of the adoption date and subsequently recognized as revenue during 2019 were approximately $11 million. Contract liabilities as of December 31, 2019 were approximately $11 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2019 is not material.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $167 million in 2019, $158 million in 2018 and $154 million in 2017.
Shipping and handling costs totaled approximately $59 million in 2019, $56 million in 2018 and $53 million in 2017.
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

70 |

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

•
For goodwill, we test for impairment on at least an annual basis, or more frequently if impairment indicators exist, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2019, we performed a qualitative impairment assessment as of September 30, 2019, which did not result in the impairment of goodwill associated with any of our reporting units. In 2018, we performed a quantitative impairment assessment as of September 30, 2018, which did not result in the impairment of goodwill associated with any of our reporting units.

Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of five to ten years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $74 million and $18 million of internal-use software for the years ended December 31, 2019, and 2018, respectively. Depreciation expense for capitalized software was $27 million in 2019, $23 million in 2018 and $21 million in 2017.
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

71 |

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
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2019, and 2018, Accounts receivable, less allowance for doubtful accounts, of $1,086 million and $1,036 million, respectively, includes approximately $37 million and $41 million, respectively, of other receivables, such as trade notes receivable and royalty receivables, among others.
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
We account for income tax contingencies using a benefit recognition model. If we consider that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. Under the benefit recognition model, if the initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law, analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard. Liabilities associated with uncertain tax positions are classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, are recorded in Provision for taxes on income and are classified on our Consolidated Balance Sheets with the related tax liability.
Amounts recorded for valuation allowances and income tax contingencies can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.

72 |

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
As of December 31, 2019 and 2018, accruals for asset retirement obligations are $23 million and $22 million, respectively, and are primarily included in Other noncurrent liabilities.
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
4. Revenue
A. Revenue from Product Sales
We offer a diversified portfolio of products which allows us to capitalize on local and regional customer needs. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. Many of our top selling product lines are distributed across both of our operating segments, leveraging our R&D operations and manufacturing and supply chain network.
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
In the fourth quarter of 2019, the company modified the list of major product categories to include a category for dermatology products, which was previously included within other pharmaceutical products. The prior period presentation has been revised to reflect the new product categories.
Our major product categories are:

•	vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;

•	anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;

•	parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;

•	other pharmaceutical products: pain and sedation, antiemetic, reproductive, and oncology products;

73 |

•	dermatology products: products that relieve itch associated with allergic conditions and atopic dermatitis;

•	medicated feed additives: products added to animal feed that provide medicines to livestock; and

•
animal health diagnostics: portable blood and urine analysis systems and point-of-care diagnostic products, including instruments and reagents, rapid immunoassay tests, reference laboratory kits and blood glucose monitors.

Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in smaller but fast growing areas, including biodevices, genetic tests and precision livestock farming.
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
The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
United States	$3,203	$2,877	$2,620
Australia	196	189	176
Brazil	293	295	300
Canada	206	203	184
China	200	211	174
France	117	130	121
Germany	153	147	137
Italy	112	104	89
Japan	158	149	138
Mexico	117	100	86
Spain	114	110	93
United Kingdom	198	181	149
Other developed markets	370	361	339
Other emerging markets	738	710	657
	6,175	5,767	5,263
Contract manufacturing & human health	85	58	44
Total Revenue	$6,260	$5,825	$5,307
Revenue exceeded $100 million in eleven countries outside the U.S. in 2019, ten countries outside the U.S. in 2018 and eight countries outside the U.S. in 2017. The U.S. was the only country to contribute more than 10% of total revenue in each year.
74 |

Revenue by major species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
U.S.
Livestock	$1,219	$1,269	$1,244
Companion animal	1,984	1,608	1,376
	3,203	2,877	2,620
International
Livestock	1,811	1,885	1,793
Companion animal	1,161	1,005	850
	2,972	2,890	2,643
Total
Livestock	3,030	3,154	3,037
Companion animal	3,145	2,613	2,226
Contract manufacturing & human health	85	58	44
Total Revenue	$6,260	$5,825	$5,307

Revenue by species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Livestock:
Cattle	$1,654	$1,754	$1,735
Swine	611	663	621
Poultry	559	522	479
Fish	134	132	118
Other	72	83	84
	3,030	3,154	3,037
Companion Animal:
Horses	195	168	151
Dogs and Cats	2,950	2,445	2,075
	3,145	2,613	2,226
Contract manufacturing & human health	85	58	44
Total Revenue	$6,260	$5,825	$5,307
Revenue by product category

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Vaccines	$1,483	$1,488	$1,373
Anti-infectives	1,254	1,280	1,253
Parasiticides	966	836	763
Other pharmaceuticals	780	765	753
Dermatology	770	607	428
Medicated feed additives	470	485	475
Animal health diagnostics	268	136	44
Other non-pharmaceuticals	184	170	174
	6,175	5,767	5,263
Contract manufacturing & human health	85	58	44
Total Revenue	$6,260	$5,825	$5,307

B. Other Revenue Information
Significant Customers
We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. We sell our companion animal products primarily to veterinarians who then sell the products to pet

75 |

owners. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 15%, 13% and 14% of total revenue for 2019, 2018, and 2017, respectively.
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

(b)
Represents cash paid for cancellation and settlement of restricted stock awards that fully vested in July 2018 as a result of service or pre-existing change-in-control provisions and termination provisions. Includes certain awards that will be settled in cash during 2019, reflected in Other current liabilities within the Consolidated Balance Sheets.

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
During the three months ended December 31, 2018, the company recorded measurement period adjustments to reflect the facts and circumstances in existence as of the acquisition date. These adjustments primarily include an increase to Property, plant and equipment of $5 million, a reduction to Identifiable intangible assets of $3 million, an increase to Other current liabilities of $4 million, and a corresponding decrease to Goodwill of $6 million. These measurement period adjustments primarily related to changes in valuation assumptions, including market participant estimates of cash flows, as well as other initial estimates.
During the first half of 2019, the company recorded additional measurement period adjustments which were made to reflect the facts and circumstances in existence as of the acquisition date. These adjustments include a reduction to Identifiable intangible assets and Noncurrent deferred tax liabilities of $1 million each with a corresponding offset to goodwill. These measurement period adjustments were primarily attributable to changes in valuation assumptions, including market participant estimates of cash flows as well as other initial estimates and the finalization of legal entity fair values. The valuation was finalized during the second quarter of 2019. The final fair values allocated to Abaxis' assets and liabilities as of the acquisition date, are reflected in the table below.

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

76 |

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

(e)
Identifiable intangible assets primarily consist of developed technology rights, customer relationships, and trademarks and tradenames. The fair value of identifiable intangible assets was determined using the income approach, which includes a forecast of expected future cash flows. For additional information regarding identifiable intangible assets, see Note 13. Goodwill and Other Intangible Assets.

(f)
The acquisition was structured as a stock purchase and therefore we assumed the historical tax basis of Abaxis' assets and liabilities. The estimate of deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax basis. The components of the Abaxis net deferred tax liability are included within amounts reported in Note 8. Tax Matters.

(g)
Goodwill represents the excess of consideration transferred over the fair values of the assets acquired and liabilities assumed. It is allocated to our existing reportable segments and is primarily attributable to the future potential of the technology platforms, as well as cost and revenue synergies including market share capture, elimination of cost redundancies and gain of cost efficiencies, and intangible assets such as assembled workforce which are not separately recognizable. The primary strategic purpose of the acquisition was to enhance the company’s existing product portfolio by strengthening Zoetis’ presence in veterinary diagnostics. The goodwill recorded is not deductible for tax purposes.

The Company incurred acquisition-related costs of approximately $43 million for the year ended December 31, 2019, which are included within Restructuring charges and certain acquisition-related costs on our Consolidated Statements of Income.
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

•
Additional amortization expense of $77 million for the year ended December 31, 2018, and $130 million for the year ended December 31, 2017, related to the fair value of identified intangible assets acquired.

•
Additional depreciation expense of $2 million for the year ended December 31, 2018, and $3 million for the year ended December 31, 2017, related to the fair value adjustments to property, plant and equipment acquired.

•
Adjustment related to the the non-recurring fair value adjustment to acquisition date inventory estimated to have been sold, resulting in $18 million removed for the year ended December 31, 2018, and $33 million added for the year ended December 31, 2017.

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
Other Acquisitions
During 2019, we completed the acquisitions of Platinum Performance, a nutrition-focused animal health business for companion animals and Phoenix Lab and ZNLabs, both full service veterinary reference laboratory companies with networks of labs across the U.S. These transactions did not have a significant impact on our consolidated financial statements.
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

77 |

vaccination company. In addition, we also consolidated a European livestock monitoring company, a variable interest entity of which Zoetis is the primary beneficiary. These transactions did not have a significant impact on our consolidated financial statements.
B. Divestitures
In 2019, we received cash proceeds of $20 million resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
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
Additionally, in the second quarter of 2017, we recorded a $4 million expense within Other (income)/deductions—net related to the February 12, 2016 sale of two of our manufacturing sites in the U.S., Laurinburg, North Carolina, and Longmont, Colorado, to Huvepharma NV, a European animal health company.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$18	$21	$6
Transaction costs(b)	—	21	—
Restructuring charges(c)(d):
Employee termination costs/(reversals)	33	25	10
Exit costs	—	1	3
Total Restructuring charges and certain acquisition-related costs	$51	$68	$19

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.

(b)	Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(c)	The restructuring charges for the year ended December 31, 2019, are primarily related to the acquisition of Abaxis and CEO transition-related costs.
The restructuring charges for the year ended December 31, 2018, are primarily related to:

•	employee termination costs of $7 million in Europe as a result of initiatives to better align our organizational structure;

•	employee termination costs of $21 million related to the acquisition of Abaxis; and

•	a net reversal of employee termination costs of $3 million, and exit costs of $1 million as a result of our operational efficiency initiative and supply network strategy initiative launched in 2015.

The restructuring charges for the year ended December 31, 2017, are primarily related to:

•	a net increase in employee termination costs of $2 million related to the operational efficiency initiative and supply network strategy initiative launched in 2015;

•	employee termination costs of $4 million related to the acquisition of an Irish biologic therapeutics company in the third quarter of 2017, and

•	employee termination costs of $4 million in Europe, as a result of initiatives to better align our organizational structure.

(d)	The restructuring charges are associated with the following:

•	For the year ended December 31, 2019, International of $2 million and Manufacturing/research/corporate of $31 million.

•	For the year ended December 31, 2018, International of $7 million, and Manufacturing/research/corporate of a $19 million.

78 |

•	For the year ended December 31, 2017 International of $2 million, and Manufacturing/research/corporate of a $11 million.
The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2016	$90	$—	$90
Provision	10	3	13
Utilization and other(a)	(59)	(3)	(62)
Balance, December 31, 2017	$41	$—	$41
Provision	25	1	26
Utilization and other(a)	(21)	(1)	(22)
Balance, December 31, 2018(b)	$45	$—	$45
Provision	33	—	33
Utilization and other(a)	(33)	—	(33)
Balance, December 31, 2019(b)	$45	$—	$45

(a)	Includes adjustments for foreign currency translation.

(b)	At December 31, 2019 and 2018, included in Accrued Expenses ($23 million and $27 million, respectively) and Other noncurrent liabilities ($22 million and $18 million, respectively).
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Royalty-related income(a)	$(16)	$(28)	$(12)
Interest income	(37)	(31)	(13)
Net (gain)/loss on sale of assets(b)	(20)	(40)	11
Certain legal and other matters, net(c)	—	—	(8)
Foreign currency loss(d)	16	31	29
Other, net(e)	—	(15)	(1)
Other (income)/deductions—net	$(57)	$(83)	$6

(a)	For 2017, includes an adjustment to our royalty income.

(b)	For 2019, represents income resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
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

(c)	For 2017, includes income associated with an insurance recovery related to commercial settlements, as well as a favorable outcome on a patent infringement settlement.

(d)	Primarily driven by costs related to hedging and exposures to certain emerging market currencies.

(e)	For 2018, primarily includes a net gain related to the relocation of a manufacturing site in China.
8. Tax Matters
A. Taxes on Income
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
United States	$965	$937	$897
International	836	753	628
Income before provision for taxes on income	$1,801	$1,690	$1,525

79 |

The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
United States:
Current income taxes:
Federal	$192	$199	$384
State and local	28	32	25
Deferred income taxes:
Federal	(5)	(107)	113
State and local	(15)	3	2
Total U.S. tax provision	200	127	524
International:
Current income taxes	161	148	126
Deferred income taxes	(60)	(9)	13
Total international tax provision	101	139	139
Provision for taxes on income(a)(b)(c)	$301	$266	$663

(a)	In 2019, the Provision for taxes on income reflects the following:

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

•	the impact of the GILTI tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019;

•	a $20 million discrete tax benefit recorded in 2019 related to the excess tax benefits for share-based compensation payments;

•	an $18 million discrete tax benefit related to the changes in valuation allowances;

•	a $14 million net discrete tax benefit recorded in the third quarter of 2019, due to a change in tax basis related to purchase accounting;

•	a $12 million net discrete tax benefit recorded in 2019, related to changes in various other tax items;

•	an $8 million discrete tax benefit recorded in 2019 related to a remeasurement of deferred tax assets and liabilities as a result of a change in U.S. and non-U.S. statutory tax rates;

•	U.S. tax benefit related to U.S. Research and Development Tax Credit; and

•	tax expense related to changes in uncertain tax positions (see D. Tax Contingencies).

(b)	In 2018, the Provision for taxes on income reflects the following:

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

•	a $23 million discrete tax benefit recorded in 2018 related to the favorable impact of certain tax accounting method changes;

•	a $15 million discrete tax benefit recorded in 2018 related to the excess tax benefits for share-based compensation payments;

•	a $5 million discrete tax benefit recorded in 2018 related to a remeasurement of deferred tax assets and liabilities as a result of a change in non-U.S. statutory tax rates;

•	U.S. tax benefit related to U.S. Research and Development Tax Credit;

•	tax expense related to the changes in valuation allowances and the resolution of other tax items; and

•	tax expense related to changes in uncertain tax positions (see D. Tax Contingencies).

(c)	In 2017, the Provision for taxes on income reflects the following:

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

80 |

Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory income tax rate	21%	21%	35%
State and local taxes, net of federal benefits	0.6	1.8	0.7
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(a)	0.5	1.2	6.0
Impact of the Tax Act(b)	—	(3.9)	7.7
Impact of Tax Accounting Method Changes	—	(1.3)	—
U.S. Research and Development Tax Credit and U.S. Domestic Production Activities deduction(c)	(0.7)	(0.5)	(1.3)
Share-based compensation	(1.0)	(0.8)	(0.5)
Non-deductible / non-taxable items	(0.2)	(1.6)	0.5
Taxation of non-U.S. operations(d)(e)	(3.1)	(0.3)	(3.9)
All other—net	(0.4)	0.1	(0.7)
Effective tax rate	16.7%	15.7%	43.5%

(a)	For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see A. Taxes on Income and D. Tax Contingencies.

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

(c)
In all years, the benefit associated with the U.S. Research and Development Tax Credit was a decrease to our effective tax rate. Included in 2017, is also the benefit associated with the U.S. Domestic Production Activities deduction which was also a decrease to our effective tax rate.

(d)	The rate impact of taxation of non-U.S. operations was a decrease to our effective tax rate in 2017 through 2019 due to the jurisdictional mix of earnings.

(e)
In 2019, the rate impact of non-U.S. operations also includes (i) an $18 million discrete tax benefit related to the changes in valuation allowances, (ii) a $14 million net discrete tax benefit recorded in the third quarter of 2019, due to a change in tax basis related to purchase accounting, and (iii) a $10 million discrete tax benefit recorded in 2019 related to the effective settlement of certain issues with non-U.S. tax authorities.

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

81 |

C. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2019	2018
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$42	$34
Inventories	(1)	(2)
Intangibles	(296)	(370)
Property, plant and equipment	(149)	(114)
Employee benefits	61	54
Restructuring and other charges	4	5
Legal and product liability reserves	14	12
Net operating loss/credit carryforwards	118	128
Unremitted earnings	(2)	(5)
All other	(1)	—
Subtotal	(210)	(258)
Valuation allowance	(136)	(155)
Net deferred tax liability(a)(b)	$(346)	$(413)

(a)
The decrease in the total net deferred tax liability from December 31, 2018 to December 31, 2019 is primarily attributable to a decrease in deferred tax liabilities related to intangibles and valuation allowances representing the amounts determined to be unrecoverable, partially offset by an increase in deferred tax liabilities related to property, plant and equipment. In addition, the decrease in the total net deferred tax liability was also attributable to an increase in deferred tax assets related to prepaid/deferred items, employee benefits, partially offset by a decrease in net operating loss/credit carryforwards.

(b)
In 2019, included in Noncurrent deferred tax assets ($88 million) and Noncurrent deferred tax liabilities ($434 million). In 2018, included in Noncurrent deferred tax assets ($61 million) and Noncurrent deferred tax liabilities ($474 million).

We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign, U.S. federal, and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2020 to 2039.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2019 and December 31, 2018, a valuation allowance of $136 million and $155 million, respectively, has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non-U.S. subsidiaries. As of December 31, 2019, the cumulative amount of such undistributed earnings was approximately $5.9 billion, for which we have not provided U.S. and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. Since these earnings are intended to be indefinitely reinvested overseas as of December 31, 2019, we cannot predict the time or manner of a potential repatriation. As such, other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Act, it is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the unremitted earnings due to the complexity of the hypothetical calculation.
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

82 |

Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2019, 2018 and 2017, we had approximately $180 million, $182 million and $161 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest:

•
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2019, 2018 and 2017, we had approximately $3 million, $3 million and $3 million, respectively, in assets associated with uncertain tax positions recorded in Noncurrent deferred tax assets and Other noncurrent assets.

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

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2019	2018	2017
Balance, January 1	$(185)	$(164)	$(68)
Increases based on tax positions taken during a prior period(a)(b)	(3)	(24)	(4)
Decreases based on tax positions taken during a prior period(a)(c)	12	6	12
Increases based on tax positions taken during the current period(a)(d)	(8)	(11)	(107)
Settlements(e)	—	6	—
Lapse in statute of limitations	2	2	3
Balance, December 31(f)	$(182)	$(185)	$(164)

(a)	Primarily included in Provision for taxes on income.

(b)
In 2019, the increases are primarily related to movements on prior year positions. In 2018, the increases are primarily related to the impact of the Tax Act and movements on prior year positions. In 2017, the increases are primarily related to movements on prior year positions, including movements in foreign translation adjustments on prior year positions. See A. Taxes on Income.

(c)
In 2019, the decreases are primarily related to movements on prior year positions and effective settlement of certain issues with non-U.S. tax authorities, including movements in foreign translation adjustments on prior year positions. In 2018, the decreases are primarily related to movements on prior year positions and closure of audits with U.S. and non-U.S. tax authorities, including movements in foreign translation adjustments on prior year positions. In 2017, the decreases are primarily related to movements on prior year positions and effective settlement of certain issues with U.S. and non-U.S. tax authorities. See A. Taxes on Income.

(d)	In 2019 and 2018, the increases are primarily related to movements on current year positions. In 2017, the increases are primarily related to the impact of the Tax Act. See A. Taxes on Income.

(e)	In 2018, the decreases are due to settlements with U.S. and non-U.S. tax authorities. See A. Taxes on Income.

(f)
In 2019, included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($180 million). In 2018, included in Noncurrent deferred tax assets and Other noncurrent assets ($3 million) and Other taxes payable ($182 million). In 2017, included in Noncurrent deferred tax assets and Other noncurrent assets ($3 million) and Other taxes payable ($161 million).

•
Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our Consolidated Statements of Income. In 2019, we recorded a net interest expense of $2 million; in 2018, we recorded a net interest expense of $1 million; and in 2017, we recorded a net interest expense of $1 million. Gross accrued interest totaled $9 million, $8 million and $7 million as of December 31, 2019, 2018 and 2017, respectively, and were included in Other taxes payable. Gross accrued penalties totaled $3 million, $3 million and $4 million as of December 31, 2019, 2018 and 2017, respectively, and were included in Other taxes payable.

Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the U.S. including various states, and foreign jurisdictions. The U.S. is one of our major tax jurisdictions, and we are currently under audit for tax years 2015 through 2017. For U.S. Federal and state tax purposes, the tax years 2013 through 2019 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
In addition to the open audit years in the U.S., we have open audit years in other major foreign tax jurisdictions, such as Canada (2016-2019), Asia-Pacific (2011-2019, primarily reflecting Australia, China and Japan), Europe (2012-2019, primarily reflecting France, Germany, Italy, Spain and the United Kingdom) and Latin America (2006-2019, primarily reflecting Brazil and Mexico).
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

83 |

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
We were in compliance with all financial covenants as of December 31, 2019 and December 31, 2018. There were no amounts drawn under the credit facility as of December 31, 2019 or December 31, 2018.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2019, we had access to $76 million of lines of credit which expire at various times through 2020, and are generally renewed annually. We did not have any borrowings outstanding related to these facilities as of December 31, 2019 and $9 million of borrowings outstanding related to these facilities as of December 31, 2018.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2019, and 2018, there was no commercial paper outstanding under this program.
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

84 |

The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2019	2018
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
	6,500	6,500
Unamortized debt discount / debt issuance costs	(51)	(57)
Less current portion of long-term debt	500	—
Cumulative fair value adjustment for interest rate swap contracts	(2)	—
Long-term debt, net of discount and issuance costs	$5,947	$6,443

The fair value of our long-term debt was $6,587 million and $6,474 million as of December 31, 2019, and December 31, 2018, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The principal amount of debt outstanding as of December 31, 2019, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2024	2024	Total
Maturities	$500	$600	$—	$1,350	$—	$4,050	$6,500

Interest Expense
Interest expense, net of capitalized interest, was $223 million for 2019, $206 million for 2018 and $175 million for 2017. Capitalized interest expense was $13 million for 2019, $9 million for 2018, and $4 million for 2017.
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
At December 31, 2019 all of the available-for-sale securities had been sold or matured. The net gains/(losses) were immaterial to our financial results for 2019. At December 31, 2018, the investment securities portfolio consisted of debt securities that were virtually all investment-grade. Information on investments in the debt securities at December 31, 2018, including the contractual maturities, or as necessary, the estimated maturities, of the available-for-sale securities is as follows:

	Gross Unrealized				Maturities by Period(a)
(MILLIONS OF DOLLARS)	Amortized Cost	Gains	Losses	Fair Value	Within 1 year	Over 1 to 5 years	Over 5 years	Total
Available-for-sale debt securities
Municipal Bonds	$1	$—	$—	$1	$1	$—	$—	$1
Corporate Bonds	100	—	—	100	98	2	—	100
Total debt securities	$101	$—	$—	$101	$99	$2	$—	$101
(a) Long term investments are included in Other noncurrent assets.

85 |

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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the Consolidated Balance Sheets. The derivative financial instruments primarily offset exposures in the Australian dollar, British pound, Canadian dollar, Chinese yuan, euro, and Japanese yen. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:

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

•
For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are deferred as a component of cumulative translation adjustment within Accumulated other comprehensive loss and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Consolidated Statements of Cash Flows. The cross-currency interest rate swap contracts have varying maturities of up to six years.

Interest Rate Risk
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing.

•
In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in earnings over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings. For the twelve months ended December 31, 2019, we entered into interest rate swaps having an effective date and mandatory termination date in March 2023. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023.

•
We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed to floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of December 31, 2019, we had an outstanding fixed-to-floating interest rate swap which corresponds to a portion of the 3.9% Senior Notes due 2028.

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

86 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	As of December 31,
(MILLIONS)	2019	2018
Foreign currency forward-exchange contracts	$1,364	$1,330

Cross-currency interest rate swap contracts (in foreign currency):
Euro	650	400
Danish krone	600	—
Swiss franc	25	—

Forward-starting interest rate swaps	$250	$—

Fixed-to-floating interest rate swap contracts	$150	$—

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2019	2018
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$7	$6
Foreign currency forward-exchange contracts	Other current liabilities	(5)	(7)
Total derivatives not designated as hedging instruments		2	(1)

Derivatives Designated as Hedging Instruments:
Forward starting interest rate swap contracts	Other non-current assets	$5	$—
Forward starting interest rate swap contracts	Other non-current liabilities	(1)	—
Cross-currency interest rate swap contracts	Other current assets	4	3
Cross-currency interest rate swap contracts	Other non-current assets	20	8
Cross-currency interest rate swap contracts	Other current liabilities	(3)	—
Fixed to floating interest rate swap contracts	Other non-current liabilities	(2)	—
Total derivatives designated as hedging instruments		23	11

Total derivatives		$25	$10

The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At December 31, 2019, there was $12 million of collateral received related to the long-term cross-currency interest rate swaps.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value. See Note 3. Significant Accounting Policies— Fair Value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions - net, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018
Foreign currency forward-exchange contracts	$—	$6

These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

87 |

The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018
Forward starting interest rate swap contracts	$3	$—
Cross-currency interest rate swap contracts	$12	$9

Gains/(losses) on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018
Cross-currency interest rate swap contracts	$19	$6

The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.
10. Leases
We have facilities, vehicles and equipment under various non-cancellable operating leases with third parties. These leases generally have remaining terms ranging from 1 to 15 years, inclusive of renewal options that are reasonably certain of exercise.
Supplemental information for operating leases is as follows:

(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)	As of December 31, 2019
Supplemental Balance Sheet information for operating leases
Operating lease right of use assets	$189

Operating lease liabilities
Operating lease liabilities - current (in Other current liabilities)	$35
Operating lease liabilities - noncurrent	164
Total operating lease liabilities	$199

Weighted-average remaining lease term—operating leases (years)	7.12
Weighted-average discount rate—operating leases	3.67%

(MILLIONS OF DOLLARS)	Year Ended December 31, 2019
Supplemental Income Statement information for operating leases
Operating lease expense	$40
Variable lease payments not included in the measurement of lease liabilities	21
Short-term lease payments not included in the measurement of lease liabilities	9

Supplemental Cash Flow information for operating leases
Cash paid for amounts included in the measurement of lease liabilities	$42
Lease obligations obtained in exchange for right-of-use assets (non-cash)	241

Future minimum lease payments under non-cancellable operating lease contracts as of December 31, 2019 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2024	2024	Payments	Interest	Total
Maturities	$42	$36	$32	$26	$22	$67	$225	$(26)	$199

88 |

Future minimum lease payments under non-cancellable operating lease contracts as of December 31, 2018, in accordance with the superceded leasing standard, are as follows:

						After
(MILLIONS OF DOLLARS)	2019	2020	2021	2022	2023	2023	Total
Maturities	$38	$30	$24	$21	$15	$45	$173

Total rent expense, net of sublease rental income, in accordance with the superceded leasing standard, was approximately $45 million in 2018 and $27 million in 2017.
11. Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2019	2018
Finished goods	$701	$744
Work-in-process	511	481
Raw materials and supplies	198	166
Inventories	$1,410	$1,391

12.    Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2019	2018
Land	—	$22	$22
Buildings	33 1/3 - 50	983	929
Machinery, equipment and fixtures	3 - 20	2,119	1,852
Construction-in-progress	—	553	454
		3,677	3,257
Less: Accumulated depreciation		1,737	1,599
Property, plant and equipment		$1,940	$1,658

Depreciation expense was $175 million in 2019, $152 million in 2018 and $142 million in 2017.
13. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2017	$671	$839	$1,510
Additions / Adjustments(a)	594	431	1,025
Other(b)	—	(16)	(16)
Balance, December 31, 2018	$1,265	$1,254	$2,519
Additions / Adjustments(a)	102	—	102
Other(b)	—	(29)	(29)
Balance, December 31, 2019	$1,367	$1,225	$2,592

(a)	For 2019, primarily relates to the acquisitions of Platinum Performance, Phoenix Lab and ZNLabs. See Note 5. Acquisitions and Divestitures
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
The gross goodwill balance was $3,128 million as of December 31, 2019, and $3,055 million as of December 31, 2018. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) was $536 million as of December 31, 2019 and December 31, 2018.

89 |

B. Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2019			As of December 31, 2018
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)(b)	$1,938	$(657)	$1,281	$1,854	$(523)	$1,331
Brands and tradenames(a)(b)	424	(223)	201	378	(205)	173
Other(a)(b)	441	(249)	192	412	(178)	234
Total finite-lived intangible assets	2,803	(1,129)	1,674	2,644	(906)	1,738
Indefinite-lived intangible assets:
Brands and tradenames	104	—	104	104	—	104
In-process research and development	105	—	105	197	—	197
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	216	—	216	308	—	308
Identifiable intangible assets	$3,019	$(1,129)	$1,890	$2,952	$(906)	$2,046

(a)	Includes intangible assets associated with the acquisitions of Platinum Performance, Phoenix Lab and ZNLabs in 2019.

(b)
In connection with the acquisition of Abaxis, the company recorded $894 million of intangible assets, as shown in the table below, representing the fair value at the acquisition date. See Note 5. Acquisitions and Divestitures for additional information.

	Gross Carrying	Weighted-average
(MILLIONS OF DOLLARS)	Amount	Life (years)
Finite-lived intangible assets:
Developed technology rights	$610	10
Brands and tradenames	104	20
Other	180	4
Total	$894

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
Brands and Tradenames
Brands and tradenames represent the amortized or unamortized cost associated with product name recognition, as the products themselves do not receive patent protection and legal trademark and tradenames. The more significant finite-lived brands are Platinum Performance, Excenel, and Lutalyse and the more significant indefinite-lived brands are the Linco family products and Mastitis. The more significant components of indefinite-lived trademarks and tradenames are indefinite-lived trademarks and tradenames acquired from SmithKlineBeecham. The more significant finite-lived trademarks and tradenames are finite-lived trademarks and tradenames acquired from Abaxis.
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
C. Amortization
The weighted average life of our total finite-lived intangible assets is approximately 10.0 years. Total amortization expense for finite-lived intangible assets was $237 million in 2019, $157 million in 2018, and $100 million in 2017.

90 |

The annual amortization expense expected for the years 2020 through 2024 is as follows:

(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2024
Amortization expense	$224	$199	$188	$177	$158

14. Benefit Plans
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with an employee matters agreement between Pfizer and Zoetis, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the Consolidated Statements of Equity. The balance in the contra-equity account was approximately $8 million and $10 million as of December 31, 2019 and 2018, respectively. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and is being paid in equal installments over a period of 10 years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $6 million per year in 2019 and 2018.
Pension expense associated with the U.S. and certain significant international locations (inclusive of service cost grow-in benefits discussed above) totaled approximately $13 million in 2019, $14 million in 2018, and $15 million in 2017.

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
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018
Change in benefit obligation:
Projected benefit obligation, beginning	$123	$129
Service cost	6	7
Interest cost	3	3
Changes in actuarial assumptions and other	19	(4)
Settlements and curtailments	(1)	(6)
Benefits paid	(2)	—
Adjustments for foreign currency translation	(3)	(5)
Other––net	(1)	(1)
Benefit obligation, ending	144	123
Change in plan assets:
Fair value of plan assets, beginning	65	69
Actual return on plan assets	7	(1)
Company contributions	5	5
Settlements and curtailments	(1)	(5)
Benefits paid	(2)	—
Adjustments for foreign currency translation	(2)	(2)
Other––net	—	(1)
Fair value of plan assets, ending	72	65
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(72)	$(58)

(a)	Included in Other noncurrent liabilities.
Actuarial losses were approximately $32 million ($22 million net of tax) at December 31, 2019, and $21 million ($13 million net of tax) at December 31, 2018. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive income/(loss). The actuarial losses will be amortized into net periodic benefit costs over an average period of 11.9 years.
The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into 2020 net periodic benefit cost is $1 million.

91 |

Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2019	2018
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$65	$56
Accumulated benefit obligation	113	95
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	66	60
Projected benefit obligation	138	118

Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Service cost	$6	$7	$7
Interest cost	3	3	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of net (gains) / losses	1	1	1
Settlement and curtailments (gains) / losses	—	(1)	1
Net periodic benefit cost	$7	$7	$9

Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2019	2018	2017
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.3%	2.3%	2.2%
Rate of compensation increase	3.1%	3.0%	3.0%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	2.3%	2.2%	2.1%
Expected return on plan assets	4.1%	4.4%	3.9%
Rate of compensation increase	3.0%	3.0%	3.2%

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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2019	2018
Cash and cash equivalents	$1	$1
Equity securities: Equity commingled funds	27	25
Debt securities: Government bonds	36	31
Other investments	8	8
Total(a)	$72	$65

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

92 |

Specifically, the following methods and assumptions were used to estimate the fair value of our pension assets:

•	Equity commingled funds––observable market prices.

•	Government bonds and other investments––principally observable market prices.
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2019	2019	2018
Cash and cash equivalents	0-10%	1.7%	0.9%
Equity securities	0-60%	36.9%	43.0%
Debt securities	15-100%	49.7%	46.5%
Other investments	0-100%	11.7%	9.6%
Total	100%	100%	100%

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
We expect to contribute approximately $6 million to our dedicated pension plans in 2020. Benefit payments are expected to be approximately $3 million for 2020, $3 million for 2021, $5 million for 2022, and $4 million for 2023 and $5 million for 2024. Benefit payments are expected to be approximately $39 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2020 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.

B.	Postretirement Plans
As discussed above, Pfizer continued to credit certain U.S. employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. retiree medical plans. Postretirement benefit expense associated with these U.S. retiree medical plans totaled approximately $4 million per year in 2019, 2018 and 2017 (inclusive of service cost grow-in benefits discussed above). The expected benefit payments for each of the next three years is approximately $4 million per year.

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
When the Abaxis acquisition closed on July 31, 2018, we assumed Abaxis’ legacy defined contribution plan, the Abaxis 401(k) Plan. On June 24, 2019, the Abaxis 401(k) Plan was merged into the Zoetis Savings Plan.
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the Zoetis Savings Plan, totaled approximately $46 million in 2019, $43 million in 2018 and $38 million in 2017.
Employees in the U.S. who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost of the supplemental savings plan was $12 million and $2 million in 2019 and 2018, respectively.

93 |

15. Share-based Payments
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
Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2019, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 11 million shares.
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
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017
Stock options / stock appreciation rights	$10	$10	$10
RSUs / DSUs(a)	43	34	26
PSUs	14	9	8
Share-based compensation expense—total(b)	$67	$53	$44
Tax benefit for share-based compensation expense	(10)	(7)	(13)
Share-based compensation expense, net of tax	$57	$46	$31

(a)
For the year ended December 31, 2018, includes share-based compensation expense of $7 million related to the acquisition of Abaxis, for the post-merger service period. For additional details see Note 5. Acquisitions and Divestitures.

(b)	For each of the years ended December 31, 2019, 2018 and 2017, we capitalized approximately $1 million of share-based compensation expense to inventory.
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
Stock options are accounted for using a fair-value-based method at the date of grant in the Consolidated Statements of Income. The values determined through this fair-value-based method generally are amortized on a straight-line basis over the vesting term.
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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield(a)	0.75%	0.69%	0.76%
Risk-free interest rate(b)	2.56%	2.74%	2.29%
Expected stock price volatility(c)	23.08%	23.61%	23.26%
Expected term(d) (years)	5.7	6.5	6.5

(a)	Determined using a constant dividend yield during the expected term of the Zoetis stock option.

(b)	Determined using the interpolated yield on U.S. Treasury zero-coupon issues.

(c)
Determined using an equal weighting between historical volatility of the Zoetis stock price and implied volatility. The selection of the blended historical and implied volatility approach was based on our assessment that this calculation of expected volatility is more representative of future stock price trends.

(d)	Determined using expected exercise and post-vesting termination patterns.

94 |

The following table provides an analysis of stock option activity for the year ended December 31, 2019:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value(a)
	Shares	Exercise Price	(Years)	(MILLIONS)
Outstanding, December 31, 2018	4,157,129	$43.41
Granted	446,158	87.87
Exercised	(1,115,451)	35.32
Forfeited	(24,212)	58.17
Outstanding, December 31, 2019	3,463,624	$51.64	6.2	$280
Exercisable, December 31, 2019	1,846,236	$35.54	4.6	$179

(a)	Market price of underlying Zoetis common stock less exercise price.
As of December 31, 2019, there was approximately $7 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of 1.0 years.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2019	2018	2017
Weighted-average grant date fair value per stock option	$21.84	$20.30	$14.31
Aggregate intrinsic value on exercise	76	66	32
Cash received upon exercise	39	36	35
Tax benefits realized related to exercise	31	23	16

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
The following table provides an analysis of RSU activity for the year ended December 31, 2019:

		Weighted-Average
	RSUs	Grant Date Fair Value
Nonvested, December 31, 2018	1,975,659	$62.28
Granted	363,447	88.09
Vested	(829,067)	54.11
Reinvested dividend equivalents	9,091	63.98
Forfeited	(58,595)	72.73
Nonvested, December 31, 2019	1,460,535	$72.93

As of December 31, 2019, there was approximately $43 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of 1.12 years years.
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
For the years ended December 31, 2019 and 2018, there were no DSUs granted. As of December 31, 2019 and 2018, there were 74,273 and 73,802 DSUs outstanding, respectively, including dividend equivalents.

95 |

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
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 20.3% and 25.3%, respectively, in 2019, and 21.9% and 25.1%, respectively, in 2018. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term.
On October 3, 2019, the Company announced the retirement of Juan Ramón Alaix as Chief Executive Officer (“CEO”) effective December 31, 2019. As a result of Mr. Alaix’s retirement as CEO, a transition services letter agreement was entered into between the Company and Mr. Alaix. The letter agreement stipulates that any nonvested equity awards as of his retirement date would continue to vest according to their original vesting schedule. As a result of this change, 37,265 of nonvested PSUs granted as part of his 2018 and 2019 equity grants were modified resulting in $8 million to be recognized through December 31, 2020. During the year ended December 31, 2019, the company recognized $2 million of expense related to share-based compensation in connection with Mr. Alaix's retirement.
The following table provides an analysis of PSU activity for the year ended December 31, 2019:

		Weighted-Average
	PSUs	Grant Date Fair Value
Nonvested, December 31, 2018	390,841	$71.93
Granted	190,170	101.51
Vested	(159,216)	50.78
Reinvested dividend equivalents	3,029	83.04
Forfeited	(5,428)	92.32
Nonvested, December 31, 2019	419,396	$93.19
Shares issued, December 31, 2019	360,546	$50.27

As of December 31, 2019, there was approximately $21 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 1.3 years.
F. Other Equity-Based or Cash-Based Awards
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.
16. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. This program was completed as of December 31, 2019. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. As of December 31, 2019, there was approximately $1.7 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation Adjustments		Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Other Currency	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	(Losses)/Gains	(Loss)/Income
Balance, December 31, 2016	$8	$—	$(583)	$(23)	$(598)
Other comprehensive (loss)/gain, net of tax	(11)	—	96	8	93
Balance, December 31, 2017	(3)	—	(487)	(15)	(505)
Other comprehensive (loss)/gain, net of tax	(1)	9	(133)	1	(124)
Balance, December 31, 2018	(4)	9	(620)	(14)	(629)
Other comprehensive gain/(loss), net of tax	4	12	(104)	(9)	(97)
Balance, December 31, 2019	$—	$21	$(724)	$(23)	$(726)

96 |

17. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2019	2018	2017
Numerator
Net income before allocation to noncontrolling interests	$1,500	$1,424	$862
Less: net loss attributable to noncontrolling interests	—	(4)	(2)
Net income attributable to Zoetis Inc.	$1,500	$1,428	$864
Denominator
Weighted-average common shares outstanding	478.128	483.063	489.918
Common stock equivalents: stock options, RSUs, DSUs and PSUs	3.659	3.835	3.243
Weighted-average common and potential dilutive shares outstanding	481.787	486.898	493.161
Earnings per share attributable to Zoetis Inc. stockholders—basic	$3.14	$2.96	$1.76
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$3.11	$2.93	$1.75

The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for December 31, 2019, and December 31, 2018 and approximately 1 million shares as of December 31, 2017.
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

97 |

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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. The technical proposal remains under consideration by the Prosecutor.
Lascadoil Contamination in Animal Feed
An investigation by the U.S. Food and Drug Administration (FDA) and the Michigan Department of Agriculture into the alleged contamination of the feed supply of certain turkey and hog feed mills in Michigan led to the recall of certain batches of soy oil (intended for use as an animal feed additive) that had originted with Shur-Green Farms LLC, a producer of soy oil, and that had been contaminated with lascadoil, an industrial by-product of certain Zoetis manufacturing processes. The contaminated feed is believed to have caused the deaths of approximately 50,000 turkeys and the contamination (but not death) of at least 20,000 hogs in August 2014. The investigation posited that Shur-Green inadvertently contaminted soy oil with lascadoil which it purchased from Zoetis for use as a bio-fuel ingredient, and then sold the contaminated soy oil to fat recycling vendors, who in turn unknowingly sold to feed mills for use in animal feed.
During the course of its investigation, the FDA identified the process used to manufacture Zoetis’ Avatec® (lasalocid sodium) and Bovatec® (lasalocid sodium) products as the possible source of the lascadoil, since lascadoil contains small amounts of lasalocid, the active ingredient found in both products. Zoetis sold the industrial lascadoil by-product to Shur-Green, through its broker, Heritage Intreractive Services, LLC. Under the terms of the sale agreement, the lascadoil could only be incinerated or resold for use in biofuel, and the agreement expressly prohibited the reselling of lascadoil for use as a component in food. The FDA inspected the Zoetis site where Avatec and Bovatec are manufactured, and found no evidence that Zoetis was involved in the contamination of the animal feed.
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court’s decision granting summary disposition. The Court denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case has been remanded back to the lower Court, where it will proceed to trial (unless settled) without Zoetis. The trial began on November 4, 2019. We have been advised that the remaining parties may have reached an agreement in principle to settle the dispute, but we have not yet received any formal notification from the Court that the case has concluded. Depending on the exact nature of the settlement, the plaintiffs may still have the option to seek an appeal of the lower Court’s decision granting Zoetis’ motion for summary disposition after the final adjudication of the case.

98 |

Other Matters
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of December 31, 2019. We will continue to monitor the developments of the appeal and its ultimate resolution.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2019, recorded amounts for the estimated fair value of these indemnifications were not significant.
C. Purchase Commitments
As of December 31, 2019, we have agreements totaling $440 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing, information technology services and potential milestone payments deemed reasonably likely to occur.
19. Segment Information
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
Operating Segments
Our operating segments are the U.S. and International. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Other business activities, includes our CSS contract manufacturing results, our human health business, and expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the international commercial segment.

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

99 |

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $11.5 billion and $10.8 billion at December 31, 2019 and 2018, respectively.
Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2019	2018	2017	2019	2018	2017
U.S.
Revenue	$3,203	$2,877	$2,620
Cost of Sales	655	606	565
Gross Profit	2,548	2,271	2,055
Gross Margin	79.6%	78.9%	78.4%
Operating Expenses	543	456	421
Other (income)/deductions	—	—	(3)
U.S. Earnings	2,005	1,815	1,637	$44	$34	$29

International
Revenue(b)	2,972	2,890	2,643
Cost of Sales	925	929	889
Gross Profit	2,047	1,961	1,754
Gross Margin	68.9%	67.9%	66.4%
Operating Expenses	560	559	515
Other (income)/deductions	—	3	(1)
International Earnings	1,487	1,399	1,240	53	48	44

Total operating segments	3,492	3,214	2,877	97	82	73

Other business activities	(348)	(337)	(313)	24	23	23
Reconciling Items:
Corporate	(707)	(666)	(625)	69	59	52
Purchase accounting adjustments	(234)	(162)	(88)	219	143	88
Acquisition-related costs	(43)	(63)	(10)	—	—	—
Certain significant items(c)	(67)	43	(25)	—	—	—
Other unallocated	(292)	(339)	(291)	3	1	6
Total Earnings(d)	$1,801	$1,690	$1,525	$412	$308	$242

(a)	Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

(b)	Revenue denominated in euros was $742 million in 2019, $745 million in 2018, and $660 million in 2017.

(c)
For 2019, certain significant items primarily includes: (i) a change in estimate related to inventory costing of $69 million, (ii) CEO transition-related costs of $10 million, (iii) consulting fees, product transfer costs, employee termination costs and exit costs related to cost-reduction and productivity initiatives of $7 million, and (iv) income of $20 million resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

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

100 |

B. Geographic Information
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2019	2018
U.S.	$1,342	$1,188
International	598	470
Property, plant and equipment, less accumulated depreciation	$1,940	$1,658

20. Selected Quarterly Financial Data (Unaudited)

(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	FIRST	SECOND	THIRD	FOURTH
2019
Revenue	$1,455	$1,547	$1,584	$1,674
Costs and expenses	1,069	1,070	1,050	1,219
Restructuring charges and certain acquisition-related costs	5	22	6	18
Income before provision for taxes on income	381	455	528	437
Provision for taxes on income	69	84	95	53
Net income before allocation to noncontrolling interests	312	371	433	384
Net loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Zoetis	$312	$371	$433	$384
Earnings per common share--basic	$0.65	$0.77	$0.91	$0.81
Earnings per common share--diluted	$0.65	$0.77	$0.90	$0.80
2018
Revenue	$1,366	$1,415	$1,480	$1,564
Costs and expenses	947	973	1,015	1,132
Restructuring (reversals)/charges and certain acquisition-related costs	2	5	47	14
Income before provision for taxes on income	417	437	418	418
Provision for taxes on income	67	55	71	73
Net income before allocation to noncontrolling interests	350	382	347	345
Net loss attributable to noncontrolling interests	(2)	(2)	—	—
Net income attributable to Zoetis	$352	$384	$347	$345
Earnings per common share--basic	$0.72	$0.79	$0.72	$0.72
Earnings per common share--diluted	$0.72	$0.79	$0.71	$0.71

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

101 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2019
Allowance for doubtful accounts	$24	$3	$(6)	$21

Year Ended December 31, 2018
Allowance for doubtful accounts	$25	$2	$(3)	$24

Year Ended December 31, 2017
Allowance for doubtful accounts	$30	$3	$(8)	$25

102 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2019, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control over Financial Reporting
On July 31, 2018, the company completed the acquisition of Abaxis, Inc. (Abaxis). In our 2018 Annual Report on Form 10-K, we excluded Abaxis from our evaluation of internal control over financial reporting. Since the acquisition, Zoetis has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, and we continue to integrate the acquired operations of Abaxis. Beginning with the third quarter of fiscal year 2019, we included the internal controls of Abaxis in our assessment of the effectiveness of Zoetis’ internal controls over financial reporting. Except for the addition of internal control over financial reporting relating to the integration of Abaxis, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

103 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2020 Proxy Statement. Information regarding our executive officers is presented in Part I, Item 1 of this report under the heading Information about our Executive Officers. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Delinquent Section 16(a) Reports in our 2020 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer Principal Accounting Officer and Controller, and the Code of Business Conduct and Ethics for members of our Board of Directors, is incorporated by reference from the discussions under the heading Corporate Governance at Zoetis in our 2020 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2020 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2020 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2020 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties and our policies and procedures in relation to such transactions is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2020 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis-Corporate Governance Principles and Practices-Director Independence in our 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2019 and 2018 is incorporated by reference from the discussion under the heading Item 4—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2020 in our 2020 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 4—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2020 in our 2020 Proxy Statement.

104 |

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

105 |

EXHIBITS
The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 2.1	Agreement and Plan of Merger, dated as of May 15, 2018, by and among Zoetis Inc., Zeus Merger Sub, Inc. and Abaxis, Inc.
(incorporated by reference to Exhibit 2.1 to Zoetis Inc.'s Current Report on Form 8-K filed on
May 16, 2018 (File No. 001-35797))
Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Quarterly
Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis
Inc.’s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Zoetis Inc.’s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Fourth Supplemental Indenture, dated August 20, 2018, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on August 20, 2018
(File No. 001-35797))
Exhibit 4.7	Form of 3.450% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.8	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.9	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.10	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.11	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.12	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.13	Form of Floating Rate Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form
8-K filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.14	Form of 3.250% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.15	Form of 3.900% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.16	Form of 4.450% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.17	Description of the Registrant’s Securities†

106 |

Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.4	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.5	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.6	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.7	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.8	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.9	Zoetis Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.10	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.11	Revolving Credit Agreement, dated as of December 21, 2016, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2016 (File No. 001-35797))
Exhibit 10.11.1	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2017, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16.1 to Zoetis
Inc.’s 2017 Annual Report on Form 10-K filed on February 15, 2018 (File No. 001-35797))
Exhibit 10.11.2	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2018, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent†
Exhibit 10.12	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.14	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.15	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.16	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.17	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.18	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.19	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.20	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to

107 |

Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.21	Zoetis Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2018 (File No. 001-35797))*
Exhibit 10.22	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013 (File No. 001-35797))*
Exhibit 10.23	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.24	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.25	Letter Agreement dated as of October 2, 2019, by and between Juan Ramón Alaix and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on October 3, 2019 (File No. 001-35797))
Exhibit 10.26	Letter Agreement dated as of December 9, 2019, by and between Clinton A. Lewis, Jr. and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on December 12, 2019 (File No. 001-35797))
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 † †
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith
*	Management contracts or compensatory plans or arrangements

108 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 13, 2020

Zoetis Inc.

By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director
We, the undersigned directors and officers of Zoetis Inc., hereby severally constitute Kristen C. Peck and Heidi Chen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ KRISTIN C. PECK	Chief Executive Officer and Director	February 13, 2020
Kristin C. Peck	(Principal Executive Officer)

/S/ GLENN DAVID	Executive Vice President and	February 13, 2020
Glenn David	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 13, 2020
Michael B. McCallister

/S/ JUAN RAMÓN ALAIX	Director	February 13, 2020
Juan Ramón Alaix

/S/ PAUL M. BISARO	Director	February 13, 2020
Paul M. Bisaro

/S/ FRANK A. D'AMELIO	Director	February 13, 2020
Frank A. D’Amelio

/S/ SANJAY KHOSLA	Director	February 13, 2020
Sanjay Khosla

/s/ GREGORY NORDEN	Director	February 13, 2020
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 13, 2020
Louise M. Parent

/S/ WILLIE M. REED	Director	February 13, 2020
Willie M. Reed

/S/ LINDA RHODES	Director	February 13, 2020
Linda Rhodes

/s/ ROBERT W. SCULLY	Director	February 13, 2020
Robert W. Scully

/S/ WILLIAM C. STEERE, JR.	Director	February 13, 2020
William C. Steere, Jr.

109 |