Form 10-Q
period 2020-03-31
Zoetis Inc.
filed 2020-05-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At May 1, 2020, there were 474,940,772 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2020	2019
Revenue	$1,534	$1,455
Costs and expenses:
Cost of sales	459	518
Selling, general and administrative expenses	389	369
Research and development expenses	107	102
Amortization of intangible assets	40	38
Restructuring charges and certain acquisition-related costs	9	5
Interest expense, net of capitalized interest	53	56
Other (income)/deductions—net	(20)	(14)
Income before provision for taxes on income	497	381
Provision for taxes on income	74	69
Net income	$423	$312
Earnings per share
Basic	$0.89	$0.65
Diluted	$0.88	$0.65
Weighted-average common shares outstanding:
Basic	475.6	479.6
Diluted	479.0	483.1
Dividends declared per common share	$0.200	$0.164

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Net income	$423	$312
Other comprehensive (loss)/income, net of taxes:
Unrealized losses on derivatives for cash flow hedges, net	(28)	—
Unrealized gains on derivatives for net investment hedges, net	17	8
Foreign currency translation adjustments, net	(44)	23
Total other comprehensive (loss)/income, net of tax	(55)	31
Comprehensive income	$368	$343

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,951	$1,934
Accounts receivable, less allowance for doubtful accounts of $21 in 2020 and $21 in 2019	965	1,086
Inventories	1,481	1,410
Other current assets	375	318
Total current assets	4,772	4,748
Property, plant and equipment, less accumulated depreciation of $1,769 in 2020 and $1,737 in 2019	1,977	1,940
Operating lease right of use assets	182	189
Goodwill	2,583	2,592
Identifiable intangible assets, less accumulated amortization	1,821	1,890
Noncurrent deferred tax assets	88	88
Other noncurrent assets	105	98
Total assets	$11,528	$11,545

Liabilities and Equity
Current portion of long-term debt	$500	$500
Accounts payable	265	301
Dividends payable	95	95
Accrued expenses	476	543
Accrued compensation and related items	212	276
Income taxes payable	123	36
Other current liabilities	50	55
Total current liabilities	1,721	1,806
Long-term debt, net of discount and issuance costs	5,963	5,947
Noncurrent deferred tax liabilities	421	434
Operating lease liabilities	159	164
Other taxes payable	260	257
Other noncurrent liabilities	251	229
Total liabilities	8,775	8,837
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 474,865,353 and 475,582,210 shares outstanding at March 31, 2020, and December 31, 2019, respectively	5	5
Treasury stock, at cost, 27,025,890 and 26,363,033 shares of common stock at March 31, 2020, and December 31, 2019, respectively	(2,252)	(2,042)
Additional paid-in capital	1,017	1,044
Retained earnings	4,764	4,427
Accumulated other comprehensive loss	(781)	(726)
Total equity	2,753	2,708
Total liabilities and equity	$11,528	$11,545
(a) As of March 31, 2020, and December 31, 2019, includes $1 million and $2 million, respectively, of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended March 31, 2020
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$2,708
Net income	—	—	—	—	—	423	—	423
Other comprehensive loss	—	—	—	—	—	—	(55)	(55)
Share-based compensation awards (b)	—	—	(1.2)	40	(28)	9	—	21
Treasury stock acquired (c)	—	—	1.8	(250)	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	1
Dividends declared	—	—	—	—	—	(95)	—	(95)
Balance, March 31, 2020	501.9	$5	27.0	$(2,252)	$1,017	$4,764	$(781)	$2,753

Three months ended March 31, 2019
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2018	501.9	$5	22.3	$(1,487)	$1,026	$3,270	$(629)	$2,185
Net income	—	—	—	—	—	312	—	312
Other comprehensive income	—	—	—	—	—	—	31	31
Share-based compensation awards (b)	—	—	(1.1)	44	(19)	(8)	—	17
Treasury stock acquired (c)	—	—	1.7	(150)	—	—	—	(150)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	1
Dividends declared	—	—	—	—	—	(79)	—	(79)
Balance, March 31, 2019	501.9	$5	22.9	$(1,593)	$1,008	$3,495	$(598)	$2,317
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
(c) Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information see Note 14. Stockholders' Equity.
(d)  Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Operating Activities
Net income	$423	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110	98
Share-based compensation expense	16	18
Asset write-offs and asset impairments	—	1
Net gain on sale of assets	(17)	—
Provision for losses on inventory	13	14
Deferred taxes	(9)	(16)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	109	75
Inventories	(97)	17
Other assets	(65)	24
Accounts payable	(35)	(79)
Other liabilities	(128)	(103)
Other tax accounts, net	87	27
Net cash provided by operating activities	408	389
Investing Activities
Capital expenditures	(94)	(63)
Other acquisitions	(6)	—
Proceeds from maturities and redemptions of investments	—	36
Net proceeds on swaps designated as net investment hedges	24	—
Net proceeds from sale of assets	20	—
Other investing activities	(1)	4
Net cash used in investing activities	(57)	(23)
Financing Activities
Decrease in short-term borrowings, net	—	(9)
Payment of contingent consideration related to previously acquired assets	—	(8)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	17	3
Purchases of treasury stock	(250)	(150)
Cash dividends paid	(95)	(79)
Net cash used in financing activities	(328)	(243)
Effect of exchange-rate changes on cash and cash equivalents	(6)	3
Net increase in cash and cash equivalents	17	126
Cash and cash equivalents at beginning of period	1,934	1,602
Cash and cash equivalents at end of period	$1,951	$1,728

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$22	$29
Interest, net of capitalized interest	95	96
Non-cash transactions:
Capital expenditures	2	5
Dividends declared, not paid	95	79
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, fish and sheep (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within seven major product categories: vaccines, anti-infectives, parasiticides, other pharmaceuticals, dermatology, medicated feed additives and animal health diagnostics.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 29, 2020 and February 28, 2019.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2019 Annual Report on Form 10-K.
3. Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350-40), an accounting standards update which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. We adopted this guidance as of January 1, 2020, the required effective date, on a prospective basis. The adoption did not have a significant impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), an accounting standards update which requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. We adopted this guidance as of January 1, 2020, the required effective date, on a prospective basis. The adoption did not have a significant impact on our consolidated financial statements.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and effective as of March 12, 2020, but only available through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements and related disclosures, as well as the timing of the potential adoption.
4. Revenue
A. Revenue from Product Sales
We offer a diversified portfolio of products which allows us to capitalize on local and regional customer needs. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers and e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. Many of our top selling product lines are distributed
6 |

across both of our operating segments, leveraging our research and development (R&D) operations and manufacturing and supply chain network.
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
Our major product categories are:
•vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;
•anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;
•parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;
•other pharmaceutical products: pain and sedation, antiemetic, reproductive, and oncology products;
•dermatology products: products that relieve itch associated with allergic conditions and atopic dermatitis;
•medicated feed additives: products added to animal feed that provide medicines to livestock; and
•animal health diagnostics: portable blood and urine analysis systems and point-of-care diagnostic products, including instruments and reagents, rapid immunoassay tests, reference laboratory kits and blood glucose monitors.
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
7 |

The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
United States	$786	$718
Australia	43	48
Brazil	63	60
Canada	40	41
China	66	60
France	29	32
Germany	34	37
Italy	21	28
Japan	41	37
Mexico	32	28
Spain	28	27
United Kingdom	55	57
Other developed markets	87	84
Other emerging markets	189	179
	1,514	1,436
Contract manufacturing & human health	20	19
Total Revenue	$1,534	$1,455
Revenue by major species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
U.S.
Companion animal	$499	$445
Livestock	287	273
	786	718
International
Companion animal	298	284
Livestock	430	434
	728	718
Contract manufacturing & human health	20	19
Total Revenue	$1,534	$1,455
8 |

Revenue by species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Companion Animal:
Dogs and Cats	$746	$688
Horses	51	41
	797	729
Livestock:
Cattle	370	380
Swine	157	149
Poultry	148	139
Fish	26	23
Sheep and other	16	16
	717	707
Contract manufacturing & human health	20	19
Total Revenue	$1,534	$1,455
Revenue by major product category

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Vaccines	$349	$358
Anti-infectives	280	286
Parasiticides	255	231
Other pharmaceuticals	197	190
Dermatology	197	159
Medicated feed additives	125	112
Animal health diagnostics	60	60
Other non-pharmaceuticals	51	40
	1,514	1,436
Contract manufacturing & human health	20	19
Total Revenue	$1,534	$1,455

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2019 and December 31, 2018, and subsequently recognized as revenue during the first three months of 2020 and 2019 were approximately $3 million and $1 million, respectively. Contract liabilities as of March 31, 2020 and December 31, 2019 were approximately $10 million and $11 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2020 is not material.
5. Acquisitions and Divestitures
A. Acquisitions
Other Acquisitions
In the first quarter of 2020, we acquired the net assets of Ethos Diagnostic Science, a veterinary reference laboratory business with labs across the U.S. This transaction did not have a significant impact on our consolidated financial statements.

During 2019, we completed the acquisitions of Platinum Performance, a nutrition-focused animal health business for companion animals and Phoenix Lab and ZNLabs, both full service veterinary reference laboratory companies with networks of labs across the U.S. These transactions did not have a significant impact on our consolidated financial statements.
B. Divestitures
During the three months ended March 31, 2020, we received cash proceeds of $20 million resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
9 |

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$6	$1
Restructuring charges(b):
Employee termination costs	3	4
Total Restructuring charges and certain acquisition-related costs	$9	$5
(a) Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b) The restructuring charges for the three months ended March 31, 2020 primarily relate to CEO transition-related costs which are associated with Manufacturing/research/corporate.
The restructuring charges for the three months ended March 31, 2019 primarily relate to the acquisition of Abaxis which are associated with Manufacturing/research/corporate.

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2019(b)	$45
Provision	3
Utilization and other(c)	(7)
Balance, March 31, 2020(b)	$41
(a)  Changes in our restructuring accrual represents employee termination costs.
(b) At March 31, 2020, and December 31, 2019, included in Accrued expenses ($19 million and $23 million, respectively) and Other noncurrent liabilities ($22 million and $22 million, respectively).
(c)  Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Royalty-related income	$(1)	$(5)
Interest income	(6)	(10)
Net gain on sale of assets(a)	(17)	—
Foreign currency loss(b)	5	—
Other, net	(1)	1
Other (income)/deductions—net	$(20)	$(14)
(a) For the three months ended March 31, 2020, represents a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(b) Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
10 |

8. Income Taxes
A. Taxes on Income
Our effective tax rate was 14.9% for the three months ended March 31, 2020, compared with 18.1% for the three months ended March 31, 2019. The lower effective tax rate for the three months ended March 31, 2020, was primarily attributable to:
•a $23 million and $13 million discrete tax benefit recorded in the three months ended March 31, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments; and
•a $6 million discrete tax benefit recorded in the three months ended March 31, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses, partially offset by:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and
•a $3 million and $4 million discrete tax benefit recorded in the three months ended March 31, 2020 and 2019, respectively, related to a remeasurement of deferred taxes as a result of changes in non-U.S. statutory tax rates.
B. Deferred Taxes
As of March 31, 2020, the total net deferred income tax liability of $333 million is included in Noncurrent deferred tax assets ($88 million) and Noncurrent deferred tax liabilities ($421 million).
As of December 31, 2019, the total net deferred income tax liability of $346 million is included in Noncurrent deferred tax assets ($88 million) and Noncurrent deferred tax liabilities ($434 million).
C. Tax Contingencies
As of March 31, 2020, the net tax liabilities associated with uncertain tax positions of $184 million (exclusive of interest and penalties related to uncertain tax positions of $13 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($182 million).
As of December 31, 2019, the net tax liabilities associated with uncertain tax positions of $182 million (exclusive of interest and penalties related to uncertain tax positions of $12 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($180 million).
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
We were in compliance with all financial covenants as of March 31, 2020, and December 31, 2019. There were no amounts drawn under the credit facility as of March 31, 2020 or December 31, 2019.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2020, we had access to $75 million of lines of credit which expire at various times through 2020 and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2020 and December 31, 2019.
11 |

Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2020, and December 31, 2019, there was no commercial paper outstanding under this program.
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
The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
	6,500	6,500
Unamortized debt discount / debt issuance costs	(49)	(51)
Less current portion of long-term debt	500	500
Cumulative fair value adjustment for interest rate swap contracts	12	(2)
Long-term debt, net of discount and issuance costs	$5,963	$5,947
The fair value of our long-term debt was $6,384 million and $6,587 million as of March 31, 2020, and December 31, 2019, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of March 31, 2020, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2024	2024	Total
Maturities	$500	$600	$—	$1,350	$—	$4,050	$6,500
Interest Expense
Interest expense, net of capitalized interest, was $53 million and $56 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Capitalized interest expense was $4 million and $3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

12 |

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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. The derivative financial instruments primarily offset exposures in the Australian dollar, British pound, Canadian dollar, Chinese yuan, euro, and Japanese yen. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:
•For foreign exchange contracts not designated as hedging instruments, we recognize the gains and losses on forward-exchange contracts that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement. The vast majority of the foreign exchange derivative financial instruments mature within 60 days and all mature within three years.
•For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statement of Cash Flows. The cross-currency interest rate swap contracts have varying maturities of up to five years.
Interest Rate Risk
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing.
•In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive income/(loss) and are recognized in earnings over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings. For the three months ended March 31, 2020, we entered into forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of March 31, 2020, we had an outstanding fixed-to-floating interest rate swap which corresponds to a portion of the 3.900% 2018 senior notes due 2028. The amounts recorded during the three months ended March 31, 2020 for changes in the fair value of this hedge are not material to our consolidated financial statements.
13 |

Outstanding Positions
The aggregate notional amounts of derivative instruments are as follows:

	Notional
	March 31,	December 31,
(MILLIONS)	2020	2019
Foreign currency forward-exchange contracts	$1,272	$1,364

Cross-currency interest rate swap contracts (in foreign currency):
Euro	650	650
Swiss franc	25	25
Danish krone	600	600

Forward-starting interest rate swaps	$450	$250

Fixed-to-floating interest rate swap contracts	$150	$150

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2020	2019
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$19	$7
Foreign currency forward-exchange contracts	Other current liabilities	(5)	(5)
Total derivatives not designated as hedging instruments		$14	$2

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$—	$5
Forward-starting interest rate swap contracts	Other noncurrent liabilities	(32)	(1)
Cross-currency interest rate swap contracts	Other current assets	7	4
Cross-currency interest rate swap contracts	Other noncurrent assets	36	20
Cross-currency interest rate swap contracts	Other current liabilities	(3)	(3)
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	12	(2)
Total derivatives designated as hedging instruments		20	23
Total derivatives		$34	$25
The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At March 31, 2020, there was $28 million of collateral received related to the long-term cross-currency interest rate swaps.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Foreign currency forward-exchange contracts	$6	$(4)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

14 |

The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Forward-starting interest rate swap contracts	$(27)	$—
Cross-currency interest rate swap contracts	$17	$18

Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Cross-currency interest rate swap contracts	$6	$4
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
Supplemental information for operating leases is as follows:

(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)	As of March 31, 2020	As of December 31, 2019
Supplemental Balance Sheet information for operating leases
Operating lease right of use assets	$182	$189

Operating lease liabilities
Operating lease liabilities - current (in Other current liabilities)	$33	$35
Operating lease liabilities - noncurrent	159	164
Total operating lease liabilities	$192	$199

Weighted-average remaining lease term—operating leases (years)	7.05	7.12
Weighted-average discount rate—operating leases	3.34%	3.76%

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2020	March 31, 2019
Supplemental Income Statement information for operating leases
Operating lease expense	$11	$9
Variable lease payments not included in the measurement of lease liabilities	5	4
Short-term lease payments not included in the measurement of lease liabilities	2	3

Supplemental Cash Flow information for operating leases
Cash paid for amounts included in the measurement of lease liabilities	$11	$9
Lease obligations obtained in exchange for right-of-use assets (non-cash)	4	176
15 |

Future minimum lease payments under non-cancellable operating lease contracts as of March 31, 2020 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2020(a)	2021	2022	2023	2024	2024	Payments	Interest	Total
Maturities	$31	$37	$33	$27	$23	$68	$219	$(27)	$192
(a) 2020 excludes the three months ended March 31, 2020.

11. Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
Finished goods	$731	$701
Work-in-process	543	511
Raw materials and supplies	207	198
Inventories	$1,481	$1,410

12. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2019	$1,367	$1,225	$2,592
Other(a)	—	(9)	(9)
Balance, March 31, 2020	$1,367	$1,216	$2,583
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,119 million and $3,128 million as of March 31, 2020 and December 31, 2019, respectively. Accumulated goodwill impairment losses were $536 million as of March 31, 2020 and December 31, 2019.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2020			As of December 31, 2019
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,946	$(691)	$1,255	$1,938	$(657)	$1,281
Brands and tradenames	424	(228)	196	424	(223)	201
Other	445	(267)	178	441	(249)	192
Total finite-lived intangible assets	2,815	(1,186)	1,629	2,803	(1,129)	1,674
Indefinite-lived intangible assets:
Brands and tradenames	104	—	104	104	—	104
In-process research and development	81	—	81	105	—	105
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	192	—	192	216	—	216
Identifiable intangible assets	$3,007	$(1,186)	$1,821	$3,019	$(1,129)	$1,890
16 |

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $62 million and $58 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
13. Share-based Payments
The Zoetis 2013 Equity and Incentive Plan (the Equity Plan) provides long-term incentives to our employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock units (DSUs), performance-vesting restricted stock units (PSUs) and other equity-based or cash-based awards.
The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Stock options / stock appreciation rights	$3	$3
RSUs / DSUs	8	12
PSUs	5	3
Share-based compensation expense—total(a)	$16	$18
(a) Amounts capitalized to inventory were insignificant for the three months ended March 31, 2020 and March 31, 2019.
During the three months ended March 31, 2020, the company granted 279,843 stock options with a weighted-average exercise price of $144.03 per stock option and a weighted-average fair value of $33.92 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.50%; expected dividend yield of 0.55%; expected stock price volatility of 24.01%; and expected term of 5.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2020, the company granted 226,713 RSUs, with a weighted-average grant date fair value of $144.03 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2020, the company granted 85,279 PSUs with a weighted-average grant date fair value of $217.49 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 20.2% and 24.8%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
14. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of March 31, 2020, there was approximately $1.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
17 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency		Accumulated Other
	Cash Flow	Net Investment	Translation		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Benefit Plans	Loss
Balance, December 31, 2018	$(4)	$10	$(621)	$(14)	$(629)
Other comprehensive income, net of tax	—	8	23	—	31
Balance, March 31, 2019	$(4)	$18	$(598)	$(14)	$(598)

Balance, December 31, 2019	$—	$21	$(724)	$(23)	$(726)
Other comprehensive (loss)/income, net of tax	(28)	17	(44)	—	(55)
Balance, March 31, 2020	$(28)	$38	$(768)	$(23)	$(781)

15. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2020	2019
Numerator
Net income	$423	$312
Denominator
Weighted-average common shares outstanding	475.6	479.6
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.4	3.5
Weighted-average common and potential dilutive shares outstanding	479.0	483.1

Earnings per share —basic	$0.89	$0.65
Earnings per share —diluted	$0.88	$0.65
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three months ended March 31, 2020 and March 31, 2019, respectively.
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
18 |

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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration. The technical proposal remains pending.
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
19 |

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
Other Matters
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of March 31, 2020. We will continue to monitor the developments of the appeal and its ultimate resolution.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2020, recorded amounts for the estimated fair value of these indemnifications were not significant.
17. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives, animal health diagnostics and other pharmaceuticals, for both livestock and companion animal customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
In the first quarter of 2020, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: (i) R&D costs related to our aquaculture business, which were previously reported in our international commercial segment, are now reported in Other business activities; (ii) certain other miscellaneous costs, which were previously reported in international commercial segment results, are now reported in Corporate; and (iii) certain diagnostic and other miscellaneous costs, which were previously reported in our U.S. results, are now reported in Corporate.
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
• Corporate, includes platform functions such as information technology, facilities, legal, finance, human resources, business development, certain diagnostic costs and communications, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.
20 |

•Certain transactions and events such as (i) Purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, where we incur costs associated with acquiring and integrating newly acquired businesses, such as transaction costs and integration costs; and (iii) Certain significant items, which comprise substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis, such as restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, certain asset impairment charges, certain legal and commercial settlements and the impact of divestiture-related gains and losses.
•Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with information technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.
Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
U.S.
Revenue	$786	$718
Cost of sales	167	147
Gross profit	619	571
Gross margin	78.8%	79.5%
Operating expenses	125	110
Other (income)/deductions-net	1	—
U.S. Earnings	493	461	$13	$10

International
Revenue(b)	728	718
Cost of sales	224	210
Gross profit	504	508
Gross margin	69.2%	70.8%
Operating expenses	125	132
Other (income)/deductions-net	—	—
International Earnings	379	376	14	13

Total operating segments	872	837	27	23

Other business activities	(87)	(80)	6	5
Reconciling Items:
Corporate	(173)	(162)	22	14
Purchase accounting adjustments	(54)	(66)	54	55
Acquisition-related costs	(7)	(5)	—	—
Certain significant items(c)	11	(70)	—	—
Other unallocated	(65)	(73)	1	1
Total Earnings(d)	$497	$381	$110	$98
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b) Revenue denominated in euros was $170 million and $181 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
(c) For the three months ended March 31, 2020, primarily represents a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $17 million, partially offset by CEO transition-related costs of $4 million. For the three months ended March 31, 2019, primarily represents a change in estimate related to inventory costing of $68 million and consulting fees of $2 million related to our supply network strategy.
(d) Defined as income before provision for taxes on income.
21 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2020 and March 31, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 6, 2020

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
Our products include over 300 products and product lines that we sell in over 100 countries for the prediction, prevention, detection and treatment of diseases and conditions that affect various livestock and companion animal species. The diversity of our product portfolio and our global operations provides stability to our overall business. For instance, in livestock, impacts on our revenue that may result from disease outbreaks or weather conditions in a particular market or region are often offset by increased sales in other regions from exports and species as consumers shift to other proteins.
In the first quarter of 2020, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: (i) R&D costs related to our aquaculture business, which were previously reported in our international commercial segment, are now reported in Other business activities; (ii) certain other miscellaneous costs, which were previously reported in international commercial segment results, are now reported in Corporate; and (iii) certain diagnostics and other miscellaneous costs, which were previously reported in our U.S. results, are now reported in Corporate.
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
A summary of our 2020 performance compared with the comparable 2019 period follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational(a)
Revenue	$1,534	$1,455	5	(2)	7
Net income	423	312	36	(4)	40
Adjusted net income(a)	455	424	7	(3)	10
(a) Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2019 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2019 Form 10-K.
Uncertainty Relating to COVID-19
We are closely monitoring the impact of the coronavirus (COVID-19) pandemic on all aspects of our business and geographies, including how it will impact our customers, workforce, suppliers and vendors. We are currently designated an essential business globally and have continued physical operations with respect to manufacturing and supply chain. While the COVID-19 pandemic did not have a significant impact on our results of operations during the first quarter of 2020, we anticipate that in the second quarter of 2020 the impacts of the COVID-19 pandemic are likely to be more significant and weak global economic conditions may exacerbate the ongoing impact of the pandemic. These impacts may be felt to a greater extent by us in the second quarter, in part, due to the timing of our international subsidiaries’ reporting, which for the second quarter of 2020 will include March, April and May.
Due to numerous uncertainties regarding COVID-19, we are unable to fully predict the impact that the COVID-19 pandemic will ultimately have on our financial position and operating results. These uncertainties include the severity of the virus, the duration of the outbreak and likelihood of recurrences, the short-term effects and ultimate effectiveness of measures in the U.S. and other countries to contain and treat the
23 |

virus, governmental, business or other actions in response to the pandemic (which could include actions that result in limitations on, or disruptions to, our manufacturing, transportation and other operations, or mandates to provide products or services), impacts on our supply chain, the effect on customer demand, or changes to our operations. We cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors and suppliers; however, any material effect on these parties could adversely impact us. In particular, our livestock customers have been, and may continue to be, negatively impacted by facility closures, reduced packing plant capacity, quarantines, travel bans and labor shortages, among other impacts. In addition, our companion animal customers have been, and may continue to be negatively impacted by lack of demand for veterinary services. Any impact on our customers could reduce the demand for our products and adversely impact our revenues. The health of our workforce, and our ability to meet staffing needs in our manufacturing operations and other critical functions also cannot be predicted and is vital to our operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. In addition, in order to preserve liquidity, we may incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise. An increase in our outstanding indebtedness will result in additional interest expense.
The situation surrounding COVID-19 remains fluid, and we will continue to actively monitor the situation and may take actions that alter our business operations that we determine are in the best interests of our workforce, customers, vendors, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may ultimately have on our business, including the effects on our customers, workforce, and prospects, or on our financial results for the remainder of fiscal 2020. However, we expect to see a more significant impact to our financial results due to the COVID-19 pandemic in the second quarter of 2020, which may also continue into the third quarter or beyond. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
For further information regarding the impact of COVID-19 on the Company, please see Item 1A, Risk Factors in this report.

Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including but not limited to: the impact of the COVID-19 pandemic discussed above, weather patterns, herd management decisions, economic conditions, regulatory actions, competitive dynamics, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2020, approximately 44% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2020, approximately 56% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar.
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
24 |

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
We recognize that, as an internal measure of performance, the adjusted net income and adjusted EPS measures have limitations, and we do not restrict our performance management process solely to these metrics. A limitation of the adjusted net income and adjusted EPS measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and do not provide a comparable view of our performance to other companies. The adjusted net income and adjusted EPS measures are not, and should not be viewed as, a substitute for U.S. GAAP reported net income and reported EPS. See the Adjusted Net Income section below for more information.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Revenue	$1,534	$1,455	5
Costs and expenses:
Cost of sales	459	518	(11)
% of revenue	29.9%	35.6%
Selling, general and administrative expenses	389	369	5
% of revenue	25%	25%
Research and development expenses	107	102	5
% of revenue	7%	7%
Amortization of intangible assets	40	38	5
Restructuring charges and certain acquisition-related costs	9	5	80
Interest expense, net of capitalized interest	53	56	(5)
Other (income)/deductions—net	(20)	(14)	43
Income before provision for taxes on income	497	381	30
% of revenue	32%	26%
Provision for taxes on income	74	69	7
Effective tax rate	14.9%	18.1%
Net income	$423	$312	36
% of revenue	28%	21%

Revenue
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Total revenue increased by $79 million, or 5%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, an increase of $100 million, or 7%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 3%;
•volume growth from new products of approximately 2%;
•increased volume from in-line products of approximately 1%, driven by our key dermatology products; and
•recent acquisitions which contributed approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 2%.
25 |

Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Cost of sales	$459	$518	(11)
% of revenue	29.9%	35.6%
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Cost of sales as a percentage of revenue was 29.9% in the three months ended March 31, 2020 compared with 35.6% in the three months ended March 31, 2019. The decrease was primarily as a result of:
•a change in estimate related to inventory costing in 2019;
•price increases; and
•favorable foreign exchange,
partially offset by:
•unfavorable product mix; and
•the inclusion of recent acquisitions.

Selling, general and administrative expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Selling, general and administrative expenses	$389	$369	5
% of revenue	25%	25%
Three months ended March 31, 2020 vs. three months ended March 31, 2019
SG&A expenses increased by $20 million, or 5%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, primarily as a result of:
•expenses related to recent acquisitions;
•investments to support revenue growth; and
•an increase in depreciation,
partially offset by:
•favorable foreign exchange.

Research and development expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Research and development expenses	$107	$102	5
% of revenue	7%	7%
Three months ended March 31, 2020 vs. three months ended March 31, 2019
R&D expenses increased by $5 million, or 5%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, primarily as a result of:
•increased spending driven by project investments; and
•an increase in certain compensation-related expenses,
partially offset by:
•favorable foreign exchange.

26 |

Amortization of intangible assets
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Amortization of intangible assets	$40	$38	5
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Amortization of intangible assets was $40 million in the three months ended March 31, 2020 compared with $38 million in the three months ended March 31, 2019, primarily as a result of certain intangible assets acquired during 2019.

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Restructuring charges and certain acquisition-related costs	$9	$5	80
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
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Restructuring charges and certain acquisition-related costs increased by $4 million, or 80%, in the three months ended March 31, 2020 compared with the three months ended March 31, 2019. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2020 consisted of integration costs related to recent acquisitions and restructuring charges related to CEO transition-related costs. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2019 included integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in the third quarter of 2018.

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Interest expense, net of capitalized interest	$53	$56	(5)
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Interest expense, net of capitalized interest, decreased by $3 million, or 5% in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, primarily as a result of gains on cross-currency interest rate swaps.

Other (income)/deductions—net
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Other (income)/deductions—net	$(20)	$(14)	43
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Other (income)/deductions—net was income of $20 million for the three months ended March 31, 2020 compared with income of $14 million in the three months ended March 31, 2019, primarily as a result of a net gain of $17 million in the three months ended March 31, 2020 related to net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites, partially offset by higher foreign currency losses, lower royalty income and lower interest income due to lower interest rates as compared to the prior year period.
27 |

Provision for taxes on income
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Provision for taxes on income	$74	$69	7
Effective tax rate	14.9%	18.1%
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Our effective tax rate was 14.9% for the three months ended March 31, 2020, compared with 18.1% for the three months ended March 31, 2019. The lower effective tax rate for the three months ended March 31, 2020, was primarily attributable to:
•a $23 million and $13 million discrete tax benefit recorded in the three months ended March 31, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments; and
•a $6 million discrete tax benefit recorded in the three months ended March 31, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses, partially offset by:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and
•a $3 million and $4 million discrete tax benefit recorded in the three months ended March 31, 2020 and 2019, respectively, related to a remeasurement of deferred taxes as a result of changes in non-U.S. statutory tax rates.
Operating Segment Results
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.
Companion animal	$499	$445	12	—	12
Livestock	287	273	5	—	5
	786	718	9	—	9
International
Companion animal	298	284	5	(3)	8
Livestock	430	434	(1)	(3)	2
	728	718	1	(3)	4
Total
Companion animal	797	729	9	(1)	10
Livestock	717	707	1	(2)	3
Contract manufacturing & human health	20	19	5	—	5
	$1,534	$1,455	5	(2)	7

28 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.:
Revenue	$786	$718	9	—	9
Cost of Sales	167	147	14	—	14
Gross Profit	619	571	8	—	8
Gross Margin	78.8%	79.5%
Operating Expenses	125	110	14	—	14
Other (income)/deductions-net	1	—	*	*	*
U.S. Earnings	493	461	7	—	7

International:
Revenue	728	718	1	(3)	4
Cost of Sales	224	210	7	—	7
Gross Profit	504	508	(1)	(4)	3
Gross Margin	69.2%	70.8%
Operating Expenses	125	132	(5)	(3)	(2)
Other (income)/deductions-net	—	—	*	*	*
International Earnings	379	376	1	(4)	5

Total operating segments	872	837	4	(2)	6

Other business activities	(87)	(80)	9
Reconciling Items:
Corporate	(173)	(162)	7
Purchase accounting adjustments	(54)	(66)	(18)
Acquisition-related costs	(7)	(5)	40
Certain significant items	11	(70)	*
Other unallocated	(65)	(73)	(11)
Total Earnings	$497	$381	30
* Calculation not meaningful.

Three months ended March 31, 2020 vs. three months ended March 31, 2019
U.S. operating segment
U.S. segment revenue increased by $68 million, or 9%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, reflecting increases of approximately $54 million in companion animal products and increases of approximately $14 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of the key dermatology portfolio as well as our Simparica franchise, including some initial stocking of Simparica Trio® our new triple combination parasiticide. Additionally, companion animal sales benefited from the recent acquisitions of Platinum Performance, as well as a number of regional diagnostic reference labs. Partially offsetting this growth was a decline in our diagnostic business.
•Livestock revenue increased primarily due to poultry and swine partially offset by cattle. Poultry growth was driven by increased sales of alternatives to antibiotic medicated feed additives and swine increased due to revenues in our premium anti-infective products as well as vaccines . Cattle decrease was primarily due to continued weakness across both the beef and dairy cattle sectors.
U.S. segment earnings increased by $32 million, or 7%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, primarily due to.revenue growth, partially offset by a decrease in gross margin and higher operating expenses due to recent acquisitions.
International operating segment
International segment revenue increased by $10 million, or 1%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019. Operational revenue increased by $31 million, or 4%, driven by growth of approximately $22 million in companion animal products and growth of approximately $9 million in livestock products.
29 |

•Companion animal operational revenue growth resulted primarily from increased sales across our Simparica franchise, including the launch of Simparica Trio in certain markets in the EU. Also contributing to growth in the quarter was our key dermatology portfolio and new diagnostic accounts in the U.K. and other key markets. Sales of companion animal products in China also continued to grow rapidly driven by strong underlying dynamics in the market and despite the impact of COVID-19.
•Livestock operational revenue growth was driven by increased sales in swine, fish and poultry while cattle was flat for the quarter. Sales of swine products grew as a result of expanding herd production and increased biosecurity measures in the wake of African Swine Fever in China. Alpha Flux®, a recently launched parasiticide that controls sea lice in salmon, was the primary driver of growth in fish. Growth in our poultry portfolio was the result of price increases taken in Argentina, Mexico and Brazil.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $21 million, or 3%, primarily driven by the depreciation of the Brazilian real, euro, Argentine peso, and Australian dollar.
International segment earnings increased by $3 million, or 1%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019. Operational earnings growth was $19 million, or 5%, primarily due to higher revenue and lower operating expenses, partially offset by lower gross margin..
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
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Other business activities net loss increased by $7 million, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, reflecting an increase in R&D costs due to an increase in project investments, and compensation-related costs.
Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:
•Corporate, which includes certain costs associated with information technology, facilities, legal, finance, human resources, business development and communications, among others. These costs also include certain compensation costs, certain procurement costs, and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;
•Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets, and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for acquisition and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and
•Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with information technology and finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Corporate expenses increased by $11 million, or 7%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, primarily due to increase in expenses related to depreciation and professional services.
Other unallocated expenses decreased by $8 million, or 11%, in the three months ended March 31, 2020, compared with the three months ended March 31, 2019, primarily due to continued cost improvements and efficiencies in our manufacturing network..
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
•senior management receives a monthly analysis of our operating results that is prepared on an adjusted net income basis;
•our annual budgets are prepared on an adjusted net income basis; and
•other goal setting and performance measurements.
30 |

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
31 |

Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
GAAP reported net income	$423	$312	36
Purchase accounting adjustments—net of tax	32	46	(30)
Acquisition-related costs—net of tax	8	4	100
Certain significant items—net of tax	(8)	62	*
Non-GAAP adjusted net income(a)	$455	$424	7
*Calculation not meaningful.
(a) The effective tax rate on adjusted pretax income is 16.8% and 18.8% for the three months ended March 31, 2020, and March 31, 2019, respectively. The lower effective tax rate for the three months ended March 31, 2020, compared with the three months ended March 31, 2019, was primarily attributable to a $23 million and $13 million discrete tax benefit recorded in the three months ended March 31, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments, partially offset by changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,		%
	2020	2019	Change
Earnings per share—diluted(a):
GAAP reported EPS —diluted	$0.88	$0.65	35
Purchase accounting adjustments—net of tax	0.07	0.09	(22)
Acquisition-related costs—net of tax	0.02	0.01	100
Certain significant items—net of tax	(0.02)	0.13	*
Non-GAAP adjusted EPS—diluted	$0.95	$0.88	8
* Calculation not meaningful.
(a) Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Interest expense, net of capitalized interest	$53	$56
Interest income	6	10
Income taxes	92	98
Depreciation	47	38
Amortization	9	5

32 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Purchase accounting adjustments:
Amortization and depreciation(a)	$52	$52
Cost of sales(b)	2	14
Total purchase accounting adjustments—pre-tax	54	66
Income taxes(c)	22	20
Total purchase accounting adjustments—net of tax	32	46
Acquisition-related costs:
Integration costs	6	1
Restructuring costs	1	4
Total acquisition-related costs—pre-tax	7	5
Income taxes(c)	(1)	1
Total acquisition-related costs—net of tax	8	4
Certain significant items:
Operational efficiency initiative(d)	(17)	—
Supply network strategy(e)	2	2
Other restructuring charges and cost-reduction/productivity initiatives(f)	2	—
Other(g)	2	68
Total certain significant items—pre-tax	(11)	70
Income taxes(c)	(3)	8
Total certain significant items—net of tax	(8)	62
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$32	$112

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
 Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the three months ended March 31, 2020, in addition to a tax benefit related to a remeasurement of deferred taxes as a result of changes in non-U.S. statutory tax rates, for the three months ended March 31, 2020 and March 31, 2019.
        Income taxes in Acquisition-related costs also includes a tax charge related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the three months ended March 31, 2020.
(d) For the three months ended March 31, 2020, represents a net gain resulting from net cash proceeds pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(e) Represents consulting fees related to cost-reduction and productivity initiatives.
(f) For the three months ended March 31, 2020, represents employee termination costs incurred as a result of the CEO transition.
(g) For the three months ended March 31, 2020, primarily represents CEO transition-related costs. For the three months ended March 31, 2019, primarily represents a change in estimate related to inventory costing.

33 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2020	2019
Cost of sales:
Purchase accounting adjustments	$2	$14
Consulting fees	2	2
Other	—	68
Total Cost of sales	4	84

Selling, general & administrative expenses:
Purchase accounting adjustments	18	18
Other	2	—
Total Selling, general & administrative expenses	20	18

Amortization of intangible assets:
Purchase accounting adjustments	34	34
Total Amortization of intangible assets	34	34

Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs	6	1
Employee termination costs	3	4
Total Restructuring charges/(reversals) and certain acquisition-related costs	9	5

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	(17)	—
Total Other (income)/deductions—net	(17)	—

Provision for taxes on income	18	29

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$32	$112

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
Analysis of the condensed consolidated balance sheets
March 31, 2020 vs. December 31, 2019
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts decreased as a result of lower sales related to seasonality and timing of customer payments and rebate credits issued to customers.
Inventories increased due to increases in safety stock levels and for a new product launch.
Other current assets increased primarily as a result of the timing of income tax payments and an increase in fair value of cross-currency interest rate swap contracts.
Accounts payable decreased as a result of the timing of payments.
Accrued expenses decreased primarily as a result of a decrease in accrued interest expense as well as payment of employee termination costs primarily associated with the acquisition of Abaxis.
Accrued compensation and related items decreased primarily due to payment of 2019 annual bonuses to eligible employees and 2019 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2020.
34 |

The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments, and the impact of the remeasurement of deferred taxes as a result of changes in tax rates and the integration of acquired businesses.
Other noncurrent liabilities increased primarily due to the mark-to-mark adjustment of cross-currency interest rate swaps.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 14. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$408	$389	5
Investing activities	(57)	(23)	*
Financing activities	(328)	(243)	35
Effect of exchange-rate changes on cash and cash equivalents	(6)	3	*
Net increase in cash and cash equivalents	$17	$126	(87)
*Calculation not meaningful.
Operating activities
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Net cash provided by operating activities was $408 million for the three months ended March 31, 2020, and $389 million for the three months ended March 31, 2019. The increase in net income after non-cash adjustments was partially offset by timing of payments in the ordinary course of business.
Investing activities
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Our net cash used in investing activities was $57 million for the three months ended March 31, 2020, compared with net cash used in investing activities of $23 million for the three months ended March 31, 2019. The net cash used in investing activities for 2020 was primarily due to capital expenditures, partially offset by proceeds from cross-currency interest rate swaps and proceeds resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites. The net cash used in investing activities for 2019 was primarily due to purchases of property, plant and equipment, partially offset by proceeds from the maturities of debt securities and proceeds from cross-currency interest rate swaps.
Financing activities
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Our net cash used in financing activities was $328 million for the three months ended March 31, 2020, compared with net cash used in financing activities of $243 million for the three months ended March 31, 2019. The net cash used in financing activities for 2020 was primarily attributable to the purchase of treasury shares and the payment of dividends, partially offset by net proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for 2019 was primarily attributable to the purchase of treasury shares, the payment of dividends, the payment of short-term borrowings, the payment of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland, and the payment of short-term borrowings.
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
35 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
Cash and cash equivalents	$1,951	$1,934
Accounts receivable, net(a)	965	1,086
Current portion of long-term debt	500	500
Long-term debt, net of discount and issuance costs	5,963	5,947
Working capital	3,051	2,942
Ratio of current assets to current liabilities	2.77:1	2.63:1
(a) Accounts receivable are usually collected over a period of 45 to 75 days. For the three months ended March 31, 2020, compared with December 31, 2019, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility). In December 2018, the maturity for the amended and restated credit facility was extended through December 2023. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.5:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of March 31, 2020 and December 31, 2019. There were no amounts drawn under the credit facility as of March 31, 2020 or December 31, 2019.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2020, we had access to $75 million of lines of credit which expire at various times through 2020, and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2020 or December 31, 2019.
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
Debt
On August 20, 2018, we issued $1.5 billion aggregate principal amount of our senior notes (2018 senior notes), with an original issue discount of $4 million.. On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (2013 senior notes) in a private placement, with an original issue discount of $10 million.
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
36 |

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
Share Repurchase Program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of March 31, 2020, there was approximately $1.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2020, approximately 1.8 million shares were repurchased. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We have temporarily suspended share repurchases beginning in the second quarter of 2020.
37 |

Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2020, or December 31, 2019, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of March 31, 2020
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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
In particular, forward-looking statements include statements relating to the potential impact of the COVID-19 pandemic, our 2020 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•the impact of the COVID-19 pandemic on our business, suppliers, customers and workforce;
•unanticipated safety, quality or efficacy concerns about our products;
•issues with any of our top products;
•failure of our R&D, acquisition and licensing efforts to generate new products and product lifecycle innovations;
•the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;
•disruptive innovations and advances in medical practices and technologies;
•difficulties and delays in the development or commercialization of new products;
•consolidation of our customers and distributors;
•changes in the distribution channel for companion animal products;
•failure to successfully acquire businesses, license rights or products, integrate businesses, form and manage alliances or divest businesses;
•acquiring or implementing new business lines or offering new products and services;
•restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals;
•perceived adverse effects linked to the consumption of food derived from animals that utilize our products or animals generally;
•adverse global economic conditions;
•increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals;
•fluctuations in foreign exchange rates and potential currency controls;
•changes in tax laws and regulations;
•legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns, commercial disputes and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products;
38 |

•failure to protect our intellectual property rights or to operate our business without infringing the intellectual property rights of others;
•product launch delays, inventory shortages, recalls or unanticipated costs caused by manufacturing problems and capacity imbalances;
•an outbreak of infectious disease carried by animals;
•adverse weather conditions and the availability of natural resources;
•the economic, political, legal and business environment of the foreign jurisdictions in which we do business;
•a cyber-attack, information security breach or other misappropriation of our data;
•quarterly fluctuations in demand and costs;
•governmental laws and regulations affecting domestic and foreign operations, including without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals; and
•governmental laws and regulations affecting our interactions with veterinary healthcare providers.
However, there may also be other risks that we are unable to predict at this time. These risks or uncertainties may cause actual results to differ materially from those contemplated by a forward-looking statement. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its impact on the global economy and our business. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the above to be a complete discussion of all potential risks or uncertainties.
39 |

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
Our financial instrument holdings at March 31, 2020, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at March 31, 2020, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $8 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $12 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of March 31, 2020, we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% 2018 senior notes due 2028, so that a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. At March 31, 2020, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility.
By issuing the Floating Rate Notes and by entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of March 31, 2020, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $4.5 million, as it relates to our fixed to floating interest rate swap agreements and floating-rate borrowings. See Notes to Condensed Consolidated Financial Statements— Note 9. Financial Instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2020, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
40 |

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 16. Commitments and Contingencies in Part I— Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.  Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Statements and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2019 Annual Report on Form 10-K.
Risks related to our business and industry
The COVID-19 pandemic has negatively affected the global economy, has disrupted our and our customers', suppliers', vendors' operations and is likely to materially adversely affect our business, financial condition, results of operations and/or cash flows.
The novel coronavirus (COVID-19) was identified in China in late 2019 and has spread globally. The World Health Organization has declared COVID-19 a global pandemic. The rapid spread has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns of non-essential businesses. Even though we are currently designated as an essential business and have continued physical operations with respect to manufacturing and supply chain globally, these measures have impacted and may further impact all or portions of our workforce and operations, the operations and workforce of our customers, and those of our respective vendors and suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to continue to perform critical functions could be harmed.
We, and the contract manufacturing organizations (CMOs) we work with, have significant manufacturing operations throughout the world, and most, if not all, of the countries where they are located have been affected by the pandemic and have taken measures to try to contain it. There is considerable uncertainty regarding such measures and potential future measures. In particular, we, and the CMOs we work with, could be asked or ordered to perform certain activities for human health that would divert significant manufacturing and other resources away from our business. Such human health activities could also expose us to additional liability. Future restrictions on our access to or control over our manufacturing facilities or on our support operations or workforce, or similar limitations on our vendors or suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, or export bans could limit our ability to meet customer demand and have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
The COVID-19 pandemic also may reduce demand for our products as a result of the negative impact it has had and may continue to have on our livestock and companion animal customers. Our livestock customers have been and may continue to be challenged by voluntary or mandatory facility closures, reduced packing plant capacity, travel bans and quarantines inhibiting consumption of protein and transportation of live animals, and labor shortages negatively impacting their operations. For example, in April 2020, Smithfield Foods, Inc., JBS USA and Tyson closed significant meat processing plants after a number of their employees tested positive for COVID-19. In addition, despite recent increases in telemedicine, our companion animal customers’ businesses have been and may continue to be negatively impacted by reduced demand for their veterinary services. The resulting reduction in demand for our products, particularly if prolonged, would have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
Moreover, measures imposed by governments and other authorities to try to contain the COVID-19 pandemic, such as travel bans, quarantines and restrictions on veterinary services, may impede the ability of our R&D organization to complete clinical studies required to register new products in the manner and on the timeline we anticipate. If such measures continue to be extended, or become increasingly restrictive in nature, current and future product approvals may be delayed, which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
The COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital. It is likely that the COVID-19 pandemic will cause an economic slowdown, and it is possible that it could cause a global recession or depression. In order to preserve liquidity, we may incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise. An increase in our outstanding indebtedness will result in additional interest expense. We may also seek to conserve cash by reducing or canceling future dividends or delaying capital expenditures. Risks related to negative economic conditions are described in our risk factor titled "Our business is subject to risk based on global economic conditions" under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Additionally, many of our workforce are currently working remotely as a result of the pandemic. An extended period of remote work arrangements could introduce operational risks, including, but not limited to, risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security, any of which could have a material adverse effect on our business. Working outside of the typical work environment may also introduce additional complexity or inefficiency into our normal processes for key areas like the preparation of financial statements or marketing and sales, which could cause negatively impact our business.

41 |

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on our financial and operational results, which is likely to be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our products and services, particularly due to impacts on our downstream customers, and on our supply chain, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to have a significant impact on our business, financial condition, results of operations and/or cash flows in the second quarter of 2020, which may also continue into the third quarter and beyond. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
March 31, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2020	523,931	$136.65	509,780	$1,604,777,731
February 1 - February 29, 2020	781,726	$140.49	571,219	$1,525,290,137
March 1 - March 31, 2020	803,879	$126.00	800,269	$1,424,104,390
	2,109,536	$134.02	1,881,268	$1,424,104,390
(a)  The company repurchased 228,268 shares during the three-month period ended March 31, 2020, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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

Zoetis Inc.

May 6, 2020	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

May 6, 2020	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

43 |