Form 10-Q
period 2020-06-30
Zoetis Inc.
filed 2020-08-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At July 31, 2020, there were 475,144,704 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2020	2019	2020	2019
Revenue	$1,548	$1,547	$3,082	$3,002
Costs and expenses:
Cost of sales	451	465	910	983
Selling, general and administrative expenses	393	406	782	775
Research and development expenses	111	111	218	213
Amortization of intangible assets	40	39	80	77
Restructuring charges and certain acquisition-related costs	8	22	17	27
Interest expense, net of capitalized interest	58	55	111	111
Other (income)/deductions—net	5	(6)	(15)	(20)
Income before provision for taxes on income	482	455	979	836
Provision for taxes on income	106	84	180	153
Net income before allocation to noncontrolling interests	376	371	799	683
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to Zoetis Inc.	$377	$371	$800	$683
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$0.79	$0.77	$1.68	$1.43
Diluted	$0.79	$0.77	$1.67	$1.41
Weighted-average common shares outstanding:
Basic	475.3	478.8	475.4	479.2
Diluted	478.1	482.3	478.6	482.7
Dividends declared per common share	$0.200	$0.164	$0.400	$0.328

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Net income before allocation to noncontrolling interests	$376	$371	$799	$683
Other comprehensive loss, net of taxes:
Unrealized (losses)/gains on derivatives for cash flow hedges, net	(4)	1	(32)	1
Unrealized (losses)/gains on derivatives for net investment hedges, net	(14)	(4)	3	4
Foreign currency translation adjustments, net	(57)	(68)	(101)	(45)
Total other comprehensive loss, net of tax	(75)	(71)	(130)	(40)
Comprehensive income before allocation to noncontrolling interests	301	300	669	643
Less: Comprehensive loss attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive income attributable to Zoetis Inc.	$302	$300	$670	$643

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$3,353	$1,934
Accounts receivable, less allowance for doubtful accounts of $20 in 2020 and $21 in 2019	984	1,086
Inventories	1,584	1,410
Other current assets	364	318
Total current assets	6,285	4,748
Property, plant and equipment, less accumulated depreciation of $1,818 in 2020 and $1,737 in 2019	2,011	1,940
Operating lease right of use assets	181	189
Goodwill	2,629	2,592
Identifiable intangible assets, less accumulated amortization	1,783	1,890
Noncurrent deferred tax assets	88	88
Other noncurrent assets	92	98
Total assets	$13,069	$11,545

Liabilities and Equity
Short-term borrowings	$1	$—
Current portion of long-term debt	500	500
Accounts payable	335	301
Dividends payable	95	95
Accrued expenses	475	543
Accrued compensation and related items	170	276
Income taxes payable	170	36
Other current liabilities	65	55
Total current liabilities	1,811	1,806
Long-term debt, net of discount and issuance costs	7,194	5,947
Noncurrent deferred tax liabilities	395	434
Operating lease liabilities	155	164
Other taxes payable	256	257
Other noncurrent liabilities	271	229
Total liabilities	10,082	8,837
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 474,999,478 and 475,528,210 shares outstanding at June 30, 2020, and December 31, 2019, respectively	5	5
Treasury stock, at cost, 26,891,765 and 26,363,033 shares of common stock at June 30, 2020, and December 31, 2019, respectively	(2,245)	(2,042)
Additional paid-in capital	1,030	1,044
Retained earnings	5,048	4,427
Accumulated other comprehensive loss	(856)	(726)
Total Zoetis Inc. equity	2,982	2,708
Equity attributable to noncontrolling interests	5	—
Total equity	2,987	2,708
Total liabilities and equity	$13,069	$11,545
(a) As of June 30, 2020, and December 31, 2019, includes $0 million and $2 million, respectively, of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended June 30, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2020	501.9	$5	27.0	$(2,252)	$1,017	$4,764	$(781)	$—	$2,753
Net income	—	—	—	—	—	377	—	(1)	376
Other comprehensive loss	—	—	—	—	—	—	(75)	—	(75)
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	6	6
Share-based compensation awards (b)	—	—	(0.1)	7	13	2	—	—	22
Dividends declared	—	—	—	—	—	(95)	—	—	(95)
Balance, June 30, 2020	501.9	$5	26.9	$(2,245)	$1,030	$5,048	$(856)	$5	$2,987

Three months ended June 30, 2019
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2019	501.9	$5	22.9	$(1,593)	$1,008	$3,495	$(598)	$—	$2,317
Net income	—	—	—	—	—	371	—	—	371
Other comprehensive loss	—	—	—	—	—	—	(71)	—	(71)
Share-based compensation awards (b)	—	—	(0.2)	11	11	—	—	—	22
Treasury stock acquired (c)	—	—	1.4	(150)	—	—	—	—	(150)
Dividends declared	—	—	—	—	—	(78)	—	—	(78)
Balance, June 30, 2019	501.9	$5	24.1	$(1,732)	$1,019	$3,788	$(669)	$—	$2,411
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
(c) Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information see Note 13. Stockholders' Equity.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Six months ended June 30, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708
Net income	—	—	—	—	—	800	—	(1)	799
Other comprehensive loss	—	—	—	—	—	—	(130)	—	(130)
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	6	6
Share-based compensation awards (b)	—	—	(1.3)	47	(15)	11	—	—	43
Treasury stock acquired (c)	—	—	1.8	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(190)	—	—	(190)
Balance, June 30, 2020	501.9	$5	26.9	$(2,245)	$1,030	$5,048	$(856)	$5	$2,987

Six months ended June 30, 2019
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance December 31, 2018	501.9	$5	22.3	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185
Net income	—	—	—	—	—	683	—	—	683
Other comprehensive loss	—	—	—	—	—	—	(40)	—	(40)
Share-based compensation awards (b)	—	—	(1.4)	55	(8)	(8)	—	—	39
Treasury stock acquired (c)	—	—	3.1	(300)	—	—	—	—	(300)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(157)	—	—	(157)
Balance, June 30, 2019	501.9	$5	24.1	$(1,732)	$1,019	$3,788	$(669)	$—	$2,411
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
(c) Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information see Note 13. Stockholders' Equity.
(d) Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans.

See notes to condensed consolidated financial statements.
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(MILLIONS OF DOLLARS)	2020	2019
Operating Activities
Net income before allocation to noncontrolling interests	$799	$683
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	221	196
Share-based compensation expense	32	35
Asset write-offs and asset impairments	9	1
Net gain on sale of assets	(18)	—
Provision for losses on inventory	32	29
Deferred taxes	(38)	(22)
Employee benefit plan contribution from Pfizer Inc.	1	1
Loss on treasury locks	(6)	—
Other non-cash adjustments	2	—
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	71	29
Inventories	(233)	(50)
Other assets	(42)	(35)
Accounts payable	37	(22)
Other liabilities	(156)	(119)
Other tax accounts, net	135	(19)
Net cash provided by operating activities	846	707
Investing Activities
Capital expenditures	(184)	(166)
Other acquisitions	(78)	—
Proceeds from maturities and redemptions of investments	—	76
Net proceeds on swaps designated as net investment hedges	20	—
Net proceeds from sale of assets	23	—
Other investing activities	(2)	8
Net cash used in investing activities	(221)	(82)
Financing Activities
Increase/(decrease) in short-term borrowings, net	1	(9)
Proceeds from issuance of long-term debt—senior notes, net of discount	1,240	—
Payment of contingent consideration related to previously acquired assets	—	(8)
Acquisition of a noncontrolling interest, net of cash acquired	3	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares	21	5
Purchases of treasury stock	(250)	(300)
Cash dividends paid	(190)	(157)
Payment of debt issuance costs	(12)	—
Net cash provided by/(used in) financing activities	813	(469)
Effect of exchange-rate changes on cash and cash equivalents	(19)	(3)
Net increase in cash and cash equivalents	1,419	153
Cash and cash equivalents at beginning of period	1,934	1,602
Cash and cash equivalents at end of period	$3,353	$1,755

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$91	$212
Interest, net of capitalized interest	123	123
Amounts included in the measurement of lease liabilities	20	19
Non-cash transactions:
Capital expenditures	5	9
Lease obligations obtained in exchange for right-of-use assets	13	223
Dividends declared, not paid	95	78
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, fish and sheep (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within seven major product categories: vaccines, parasiticides, anti-infectives, dermatology, other pharmaceuticals, medicated feed additives and animal health diagnostics.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the six-month periods ended May 31, 2020 and May 31, 2019.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the provisions of ASU 2020-04 is optional and effective as of March 12, 2020, but is only available through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements and related disclosures, as well as the timing of the potential adoption.
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
7 |

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
•other pharmaceutical products: pain and sedation, antiemetic, reproductive, and oncology products;
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

8 |

The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
United States	$823	$780	$1,609	$1,498
Australia	51	49	94	97
Brazil	56	74	119	134
Canada	54	54	94	95
Chile	25	22	48	42
China	66	56	132	116
France	24	27	53	59
Germany	40	39	74	76
Italy	14	28	35	56
Japan	53	41	94	78
Mexico	26	30	58	58
Spain	24	30	52	57
United Kingdom	26	42	81	99
Other developed markets	90	88	177	172
Other emerging markets	159	162	325	321
	1,531	1,522	3,045	2,958
Contract manufacturing & human health	17	25	37	44
Total Revenue	$1,548	$1,547	$3,082	$3,002
Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
U.S.
Companion animal	$594	$500	$1,093	$945
Livestock	229	280	516	553
	823	780	1,609	1,498
International
Companion animal	288	298	586	582
Livestock	420	444	850	878
	708	742	1,436	1,460
Contract manufacturing & human health	17	25	37	44
Total Revenue	$1,548	$1,547	$3,082	$3,002

9 |

Revenue by species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Companion Animal:
Dogs and Cats	$831	$754	$1,577	$1,442
Horses	51	44	102	85
	882	798	1,679	1,527
Livestock:
Cattle	320	379	690	759
Swine	146	158	303	307
Poultry	135	143	283	282
Fish	30	25	56	48
Sheep and other	18	19	34	35
	649	724	1,366	1,431
Contract manufacturing & human health	17	25	37	44
Total Revenue	$1,548	$1,547	$3,082	$3,002
Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Vaccines	$336	$370	$685	$728
Parasiticides	307	266	562	497
Anti-infectives	241	293	521	579
Dermatology	227	185	424	344
Other pharmaceuticals	192	187	389	377
Medicated feed additives	109	115	234	227
Animal health diagnostics	69	65	129	125
Other non-pharmaceuticals	50	41	101	81
	1,531	1,522	3,045	2,958
Contract manufacturing & human health	17	25	37	44
Total Revenue	$1,548	$1,547	$3,082	$3,002

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2019 and December 31, 2018, and subsequently recognized as revenue during the first six months of 2020 and 2019 were approximately $5 million and $4 million, respectively. Contract liabilities as of June 30, 2020 and December 31, 2019 were approximately $10 million and $11 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2020 is not material.
5. Acquisitions and Divestitures
A. Acquisitions
Other Acquisitions
In the second quarter of 2020, we completed the acquisition of Performance Livestock Analytics, a cloud-based technology company in the precision livestock business. We also entered into an option purchase agreement as part of a research and development arrangement with a Belgian company, a variable interest entity of which Zoetis is the primary beneficiary and now consolidating within our results. In the first quarter of 2020, we completed the acquisition of Ethos Diagnostic Science, a veterinary reference laboratory business with labs across the U.S. These transactions did not have a significant impact on our consolidated financial statements.
During 2019, we completed the acquisitions of Platinum Performance, a nutrition-focused animal health business for companion animals and Phoenix Lab and ZNLabs, both full service veterinary reference laboratory companies with networks of labs across the U.S. These transactions did not have a significant impact on our consolidated financial statements.
B. Divestitures
During the six months ended June 30, 2020, we received cash proceeds of $20 million resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

10 |

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$6	$8	$12	$9
Restructuring charges(b):
Employee termination costs	2	14	5	18
Total Restructuring charges and certain acquisition-related costs	$8	$22	$17	$27
(a) Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b) The restructuring charges for the three and six months ended June 30, 2020 primarily relate to CEO transition-related costs which are associated with Manufacturing/research/corporate.
The restructuring charges for the three and six months ended June 30, 2019 primarily relate to the acquisition of Abaxis which are associated with Manufacturing/research/corporate.

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2019(b)	$45
Provision	5
Utilization and other(c)	(12)
Balance, June 30, 2020(b)	$38
(a)  Changes in our restructuring accrual represents employee termination costs.
(b) At June 30, 2020, and December 31, 2019, included in Accrued expenses ($15 million and $23 million, respectively) and Other noncurrent liabilities ($23 million and $22 million, respectively).
(c)  Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Royalty-related income	$(5)	$(3)	$(6)	$(8)
Interest income	(2)	(9)	(8)	(19)
Identifiable intangible asset impairment charges	3	—	3	—
Net gain on sale of assets(a)	(1)	—	(18)	—
Foreign currency loss(b)	6	7	11	7
Impairment of an equity investment	4	—	4	—
Other, net	—	(1)	(1)	—
Other (income)/deductions—net	$5	$(6)	$(15)	$(20)
(a) For the six months ended June 30, 2020, primarily represents a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(b) Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.

11 |

8. Income Taxes
A. Taxes on Income
Our effective tax rate was 22.0% for the three months ended June 30, 2020, compared with 18.5% for the three months ended June 30, 2019. The higher effective tax rate for the three months ended June 30, 2020, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;
•an $8 million net discrete tax benefit recorded in the three months ended June 30, 2019, primarily related to the effective settlement of certain issues with non-U.S. tax authorities; and
•a $1 million and $2 million discrete tax benefit recorded in the three months ended June 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments, partially offset by:
•a $1 million discrete tax benefit recorded in the three months ended June 30, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses; and
•a $1 million discrete tax benefit recorded in the three months ended June 30, 2020 related to a remeasurement of deferred taxes as a result of changes in non-U.S. statutory tax rates.
Our effective tax rate was 18.4% for the six months ended June 30, 2020, compared with 18.3% for the six months ended June 30, 2019. The higher effective tax rate for the six months ended June 30, 2020, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and
•a $16 million net discrete tax benefit recorded in the six months ended June 30, 2019, primarily related to the effective settlement of certain issues with non-U.S. tax authorities and a prior period tax adjustment, partially offset by:
•a $24 million and $15 million discrete tax benefit recorded in the six months ended June 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments; and
•a $7 million discrete tax benefit recorded in the six months ended June 30, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses.
B. Deferred Taxes
As of June 30, 2020, the total net deferred income tax liability of $307 million is included in Noncurrent deferred tax assets ($88 million) and Noncurrent deferred tax liabilities ($395 million).
As of December 31, 2019, the total net deferred income tax liability of $346 million is included in Noncurrent deferred tax assets ($88 million) and Noncurrent deferred tax liabilities ($434 million).
C. Tax Contingencies
As of June 30, 2020, the net tax liabilities associated with uncertain tax positions of $186 million (exclusive of interest and penalties related to uncertain tax positions of $13 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($184 million).
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
We were in compliance with all financial covenants as of June 30, 2020, and December 31, 2019. There were no amounts drawn under the credit facility as of June 30, 2020 or December 31, 2019.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2020, we had access to $75 million of lines of credit which expire at various times through 2020 and are generally renewed annually. There were $1.5 million of borrowings outstanding related to these facilities as of June 30, 2020 and no borrowings outstanding as of December 31, 2019.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2020 and December 31, 2019, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. The net proceeds will be used to repay the principal of our 3.450% senior notes due 2020 in the aggregate principal amount of $500 million and for general corporate purposes.
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
The 2013, 2015, 2017, 2018 and 2020 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the 2013, 2015, 2017, 2018 and 2020 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015, 2017 and 2020 senior notes and the 2018 fixed rate senior notes or any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. The 2018 floating rate senior notes are not redeemable at our option prior to their maturity date. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015, 2017, 2018 and 2020 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015, 2017, 2018 and 2020 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017, 2018 and 2020 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.

13 |

The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	—
	7,750	6,500
Unamortized debt discount / debt issuance costs	(70)	(51)
Less current portion of long-term debt	500	500
Cumulative fair value adjustment for interest rate swap contracts	14	(2)
Long-term debt, net of discount and issuance costs	$7,194	$5,947
The fair value of our long-term debt was $8,326 million and $6,587 million as of June 30, 2020, and December 31, 2019, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of June 30, 2020, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2024	2024	Total
Maturities	$500	$600	$—	$1,350	$—	$5,300	$7,750
Interest Expense
Interest expense, net of capitalized interest, was $58 million and $111 million for the three and six months ended June 30, 2020, respectively, and $55 million and $111 million for the three and six months ended June 30, 2019, respectively. Capitalized interest expense was $4 million and $8 million for the three and six months ended June 30, 2020, respectively, and $3 million and $6 million for the three and six months ended June 30, 2019, respectively.
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

14 |

Interest Rate Risk
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing.
•During the second quarter of 2020, we entered into treasury lock trades with an aggregate notional value of $600 million. We designated these treasury locks as cash flow hedges against interest rate exposure related to the issuance of fixed-rate debt in the second quarter of 2020. Of the aggregate notional value of $600 million, four treasury locks with a total notional amount of $425 million, were designated as hedges against the ten-year fixed rate debt maturing in 2030, and two treasury locks with a total notional amount of $175 million were designated as hedges against the thirty-year note maturing in 2050. Upon issuance of our 2020 senior notes, we terminated the treasury locks and paid $6 million in cash to the counterparties for settlement. The settlement amount, which represents the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 2020 senior notes.
•In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in earnings over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings. For the six months ended June 30, 2020, we entered into forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of June 30, 2020, we had an outstanding fixed-to-floating interest rate swap that corresponds to a portion of the 3.900% 2018 senior notes due 2028. The amounts recorded during the three and six months ended June 30, 2020 for changes in the fair value of this hedge are not material to our consolidated financial statements.
Outstanding Positions
The aggregate notional amounts of derivative instruments are as follows:

	Notional
	June 30,	December 31,
(MILLIONS)	2020	2019
Foreign currency forward-exchange contracts	$1,550	$1,364

Cross-currency interest rate swap contracts (in foreign currency):
euro	650	650
Swiss franc	25	25
Danish krone	600	600

Forward-starting interest rate swaps	$450	$250

Fixed-to-floating interest rate swap contracts	$150	$150

15 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2020	2019
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$18	$7
Foreign currency forward-exchange contracts	Other current liabilities	(19)	(5)
Total derivatives not designated as hedging instruments		$(1)	$2

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$—	$5
Forward-starting interest rate swap contracts	Other noncurrent liabilities	(32)	(1)
Cross-currency interest rate swap contracts	Other current assets	9	4
Cross-currency interest rate swap contracts	Other noncurrent assets	24	20
Cross-currency interest rate swap contracts	Other current liabilities	(5)	(3)
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	14	—
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	—	(2)
Total derivatives designated as hedging instruments		10	23
Total derivatives		$9	$25
The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At June 30, 2020, there was $25 million of collateral received related to the long-term cross-currency interest rate swaps recorded in Other noncurrent assets.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Foreign currency forward-exchange contracts	$4	$8	$10	$4
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Forward-starting interest rate swap contracts	$—	$—	$(27)	$—
Cross-currency interest rate swap contracts	$(14)	$(4)	$3	$14

Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Cross-currency interest rate swap contracts	$4	$4	$10	$8
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive income/(loss) into earnings over the next 12 months is $1 million.

16 |

10. Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
Finished goods	$790	$701
Work-in-process	570	511
Raw materials and supplies	224	198
Inventories	$1,584	$1,410

11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2019	$1,367	$1,225	$2,592
Additions	52	—	52
Other(a)	—	(15)	(15)
Balance, June 30, 2020	$1,419	$1,210	$2,629
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,165 million and $3,128 million as of June 30, 2020 and December 31, 2019, respectively. Accumulated goodwill impairment losses were $536 million as of June 30, 2020 and December 31, 2019.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2020			As of December 31, 2019
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,941	$(722)	$1,219	$1,938	$(657)	$1,281
Brands and tradenames	429	(233)	196	424	(223)	201
Other	453	(283)	170	441	(249)	192
Total finite-lived intangible assets	2,823	(1,238)	1,585	2,803	(1,129)	1,674
Indefinite-lived intangible assets:
Brands and tradenames	104	—	104	104	—	104
In-process research and development	87	—	87	105	—	105
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	198	—	198	216	—	216
Identifiable intangible assets	$3,021	$(1,238)	$1,783	$3,019	$(1,129)	$1,890
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $61 million and $122 million for the three and six months ended June 30, 2020, respectively and $58 million and $116 million for the three and six months ended June 30, 2019, respectively.

17 |

12. Share-based Payments
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Stock options / stock appreciation rights	$2	$2	$5	$5
RSUs / DSUs(a)(b)	9	12	17	24
PSUs	5	3	10	6
Share-based compensation expense—total(c)	$16	$17	$32	$35
(a) For the three and six months ended June 30, 2019, includes share-based compensation expense of $4 million and $9 million, respectively related to the acquisition of Abaxis, for the post-merger service period.
(b)  Includes additional share-based compensation expense as a result of accelerated vesting of outstanding RSUs of terminated employees in connection with the acquisition of Abaxis, for the three and six months ended June 30, 2019 of approximately $2 million and $4 million, respectively, which is included in Restructuring charges and certain acquisition-related costs.
(c)  Amounts capitalized to inventory were insignificant for the three and six months ended June 30, 2020 and $1 million for the three and six months ended June 30, 2019.
During the six months ended June 30, 2020, the company granted 292,727 stock options with a weighted-average exercise price of $143.23 per stock option and a weighted-average fair value of $33.83 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.46%; expected dividend yield of 0.55%; expected stock price volatility of 24.22%; and expected term of 5.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2020, the company granted 231,245 RSUs, with a weighted-average grant date fair value of $143.69 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2020, the company granted 85,279 PSUs with a weighted-average grant date fair value of $217.49 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 20.2% and 24.8%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of June 30, 2020, there was approximately $1.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. The company temporarily suspended share repurchases beginning in the second quarter of 2020.

18 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency		Accumulated Other
	Cash Flow	Net Investment	Translation		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Benefit Plans	Loss
Balance, December 31, 2018	$(4)	$10	$(621)	$(14)	$(629)
Other comprehensive income/(loss), net of tax	1	4	(45)	—	(40)
Balance, June 30, 2019	$(3)	$14	$(666)	$(14)	$(669)

Balance, December 31, 2019	$—	$21	$(724)	$(23)	$(726)
Other comprehensive (loss)/income, net of tax	(32)	3	(101)	—	(130)
Balance, June 30, 2020	$(32)	$24	$(825)	$(23)	$(856)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2020	2019	2020	2019
Numerator
Net income before allocation to noncontrolling interest	$376	$371	$799	$683
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to Zoetis Inc.	$377	$371	$800	$683
Denominator
Weighted-average common shares outstanding	475.3	478.8	475.4	479.2
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.8	3.5	3.2	3.5
Weighted-average common and potential dilutive shares outstanding	478.1	482.3	478.6	482.7

Earnings per share attributable to Zoetis Inc. stockholders—basic	$0.79	$0.77	$1.68	$1.43
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$0.79	$0.77	$1.67	$1.41
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three and six months ended June 30, 2020 and June 30, 2019.
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

19 |

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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint

20 |

alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court's decision granting summary disposition. The Court, denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case was remanded back to the lower Court, where it was scheduled to proceed to trial by jury. We have been advised that the remaining parties have reached an agreement to settle the dispute, and on June 24, 2020, the remaining parties jointly stipulated to the dismissal of all remaining claims. On July 13, 2020, Plaintiffs filed a claim of appeal with Michigan State Circuit Court seeking reversal of the lower Court’s decision granting Zoetis’ motion for summary disposition. We intend to oppose the appeal.
Other Matters
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of June 30, 2020. We will continue to monitor the developments of the appeal and its ultimate resolution.
The EC published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC (previously having the name Zoetis Products LLC). Alpharma LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of 11 million euros (approximately $14 million) and was reimbursed in full by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013, to the General Court of the European Union. On September 8, 2016, the General Court upheld the decision of the European Commission. On November 25, 2016, we filed an appeal to the Court of Justice of the European Union. On January 24, 2019, the Court heard oral argument on the merits of the appeal. On June 4, 2020, the Advocate General issued his non-binding opinion, which largely confirmed the decision of the General Court. We now await the Court’s decision.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2020, recorded amounts for the estimated fair value of these indemnifications were not significant.
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

21 |

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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
U.S.
Revenue	$823	$780
Cost of sales	154	158
Gross profit	669	622
Gross margin	81.3%	79.7%
Operating expenses	136	127
Other (income)/deductions-net	3	—
U.S. Earnings	530	495	$12	$9

International
Revenue(b)	708	742
Cost of sales	228	218
Gross profit	480	524
Gross margin	67.8%	70.6%
Operating expenses	117	146
Other (income)/deductions-net	1	—
International Earnings	362	378	12	12

Total operating segments	892	873	24	21

Other business activities	(90)	(79)	7	6
Reconciling Items:
Corporate	(179)	(178)	26	16
Purchase accounting adjustments	(53)	(58)	53	55
Acquisition-related costs	(7)	(22)	—	—
Certain significant items(c)	(6)	(3)	—	—
Other unallocated	(75)	(78)	1	—
Total Earnings(d)	$482	$455	$111	$98
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b) Revenue denominated in euros was $161 million and $184 million for the three months ended June 30, 2020 and June 30, 2019, respectively.
(c) For the three months ended June 30, 2020, primarily represents CEO transition-related costs of $5 million. For the three months ended June 30, 2019, primarily represents product transfer costs and consulting fees related to our supply network strategy.
(d) Defined as income before provision for taxes on income.

22 |

	Earnings		Depreciation and Amortization(a)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
U.S.
Revenue	$1,609	$1,498
Cost of sales	321	305
Gross profit	1,288	1,193
Gross margin	80.1%	79.6%
Operating expenses	261	237
Other (income)/deductions-net	4	—
U.S. Earnings	1,023	956	$25	$19

International
Revenue(b)	1,436	1,460
Cost of sales	452	428
Gross profit	984	1,032
Gross margin	68.5%	70.7%
Operating expenses	242	278
Other (income)/deductions-net	1	—
International Earnings	741	754	26	25

Total operating segments	1,764	1,710	51	44

Other business activities	(177)	(159)	13	11
Reconciling Items:
Corporate	(352)	(340)	48	30
Purchase accounting adjustments	(107)	(124)	107	110
Acquisition-related costs	(14)	(27)	—	—
Certain significant items(c)	5	(73)	—	—
Other unallocated	(140)	(151)	2	1
Total Earnings(d)	$979	$836	$221	$196
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b) Revenue denominated in euros was $331 million and $365 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
(c) For the six months ended June 30, 2020, primarily represents a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $17 million, partially offset by CEO transition-related costs of $9 million. For the six months ended June 30, 2019, primarily represents a change in estimate related to inventory costing of $68 million, and product transfer costs and consulting fees of $5 million related to our supply network strategy.
(d) Defined as income before provision for taxes on income.

23 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis, Inc. and subsidiaries (the Company) as of June 30, 2020, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 6, 2020

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
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer a diversified product portfolio for both livestock and companion animal customers in order to capitalize on local and regional trends and customer needs. See Notes to Condensed Consolidated Financial Statements — Note 16. Segment Information.
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
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
A summary of our 2020 performance compared with the comparable 2019 period follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational(a)
Revenue	$1,548	$1,547	—	(4)	4
Net income attributable to Zoetis	377	371	2	(9)	11
Adjusted net income(a)	427	436	(2)	(6)	4

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational(a)
Revenue	$3,082	$3,002	3	(2)	5
Net income attributable to Zoetis	800	683	17	(7)	24
Adjusted net income(a)	882	860	3	(4)	7
(a) Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis (MD&A) for more information.

25 |

Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2019 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2019 Form 10-K.
Uncertainty Relating to COVID-19
We continue to closely monitor the impact of the coronavirus (COVID-19) pandemic and the resulting global recession on all aspects of our business and geographies, including how it has and will continue to impact our customers, workforce, suppliers and vendors. We are currently designated an essential business globally and have continued physical operations with respect to manufacturing and supply chain. The COVID-19 pandemic had a significant impact on our results of operations during the second quarter of 2020 due to decreased demand attributable to the impact of COVID-19 on our customers and we anticipate that trend to continue for the remainder of 2020.
Due to numerous uncertainties regarding the continuing COVID-19 pandemic, we are unable to fully predict the impact that it will ultimately have on our financial position and operating results. These uncertainties include the severity of the virus, the duration of the outbreak and likelihood of recurrences, the short-term effects and ultimate effectiveness of measures in the U.S. and other countries to contain and treat the virus, governmental, business or other actions in response to the pandemic (which could include actions that result in limitations on, or disruptions to, our manufacturing, transportation and other operations, or mandates to provide products or services), impacts on our supply chain, the effect on customer demand, or changes to our operations. We cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors and suppliers; however, any material effect on these parties could adversely impact us. In particular, our livestock customers have been, and may continue to be, negatively impacted by facility closures, reduced packing plant capacity, quarantines, travel bans and labor shortages, among other impacts. In addition, our companion animal customers have been, and may continue to be, negatively impacted by lack of demand for veterinary services. The impact of COVID-19 on our customers has reduced and could continue to reduce the demand for our products, which could continue to adversely impact our revenue. The health of our workforce, and our ability to meet staffing needs in our manufacturing operations and other critical functions also cannot be predicted and is vital to our operations. Further, the impacts of a prolonged global recession and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. In addition, in order to preserve liquidity, we issued debt securities in May 2020 and we may in the future incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise. An increase in our outstanding indebtedness will result in additional interest expense.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2020, approximately 43% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2020, approximately 57% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar.
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

26 |

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Revenue	$1,548	$1,547	—	$3,082	$3,002	3
Costs and expenses:
Cost of sales	451	465	(3)	910	983	(7)
% of revenue	29.1%	30.1%		29.5%	32.7%
Selling, general and administrative expenses	393	406	(3)	782	775	1
% of revenue	25%	26%		25%	26%
Research and development expenses	111	111	—	218	213	2
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	40	39	3	80	77	4
Restructuring charges and certain acquisition-related costs	8	22	(64)	17	27	(37)
Interest expense, net of capitalized interest	58	55	5	111	111	—
Other (income)/deductions—net	5	(6)	*	(15)	(20)	(25)
Income before provision for taxes on income	482	455	6	979	836	17
% of revenue	31%	29%		32%	28%
Provision for taxes on income	106	84	26	180	153	18
Effective tax rate	22.0%	18.5%		18.4%	18.3%
Net income before allocation to noncontrolling interests	376	371	1	799	683	17
Less: Net loss attributable to noncontrolling interests	(1)	—	*	(1)	—	*
Net income attributable to Zoetis	$377	$371	2	$800	$683	17
% of revenue	24%	24%		26%	23%
*Calculation not meaningful

27 |

Revenue
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Total revenue increased by $1 million, or 0%, in the three months ended June 30, 2020, compared with the three months ended June 30, 2019, an increase of $60 million, or 4%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from new products of approximately 3%;
•price growth of approximately 2%; and
•recent acquisitions which contributed approximately 1%,
partially offset by:
•decreased volume from in-line products of approximately 2%, driven by declines in other in-line products mainly in cattle and swine, partially offset by growth in our key dermatology products.
Foreign exchange decreased reported revenue growth by approximately 4%.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Total revenue increased by $80 million, or 3%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, an increase of $160 million, or 5%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from new products of approximately 3%;
•price growth of approximately 2%; and
•recent acquisitions which contributed approximately 1%,
partially offset by:
•decreased volume from in-line products of approximately 1%, driven by declines in other in-line products mainly in cattle, partially offset by growth in our key dermatology products.
Foreign exchange decreased reported revenue growth by approximately 2%.
Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Cost of sales	$451	$465	(3)	$910	$983	(7)
% of revenue	29.1%	30.1%		29.5%	32.7%
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Cost of sales as a percentage of revenue was 29.1% in the three months ended June 30, 2020 compared with 30.1% in the three months ended June 30, 2019. The decrease was primarily as a result of:
•price increases;
•favorable manufacturing costs; and
•favorable product mix,
partially offset by:
•unfavorable foreign exchange;
•the inclusion of recent acquisitions; and
•higher inventory obsolescence, scrap and other charges.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Cost of sales as a percentage of revenue was 29.5% in the six months ended June 30, 2020 compared with 32.7% in the six months ended June 30, 2019. The decrease was primarily as a result of:
•a change in estimate related to inventory costing in 2019;
•price increases; and
•favorable manufacturing costs,
partially offset by:
•unfavorable foreign exchange;
•the inclusion of recent acquisitions; and
•higher inventory obsolescence, scrap and other charges.

28 |

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Selling, general and administrative expenses	$393	$406	(3)	$782	$775	1
% of revenue	25%	26%		25%	26%
Three months ended June 30, 2020 vs. three months ended June 30, 2019
SG&A expenses decreased by $13 million, or 3%, in the three months ended June 30, 2020, compared with the three months ended June 30, 2019, primarily as a result of:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic;
•reduction in certain compensation-related costs; and
•favorable foreign exchange,
partially offset by:
•investments to support revenue growth;
•expenses related to recent acquisitions; and
•an increase in depreciation.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
SG&A expenses increased by $7 million, or 1%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, primarily as a result of:
•investments to support revenue growth;
•expenses related to recent acquisitions; and
•an increase in depreciation,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic;
•reduction in certain compensation-related costs; and
•favorable foreign exchange.

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Research and development expenses	$111	$111	—	$218	$213	2
% of revenue	7%	7%		7%	7%
Three months ended June 30, 2020 vs. three months ended June 30, 2019
R&D expenses were flat in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, primarily as a result of:
•an increase in certain compensation-related expenses; and
•increased spending driven by project investments,
offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•favorable foreign exchange.

Six months ended June 30, 2020 vs. six months ended June 30, 2019
R&D expenses increased by $5 million, or 2%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, primarily as a result of:
•increased spending driven by project investments; and
•an increase in certain compensation-related expenses,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•favorable foreign exchange.

29 |

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Amortization of intangible assets	$40	$39	3	$80	$77	4
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Amortization of intangible assets was $40 million in the three months ended June 30, 2020 compared with $39 million in the three months ended June 30, 2019, primarily as a result of certain intangible assets acquired during 2019.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Amortization of intangible assets was $80 million in the six months ended June 30, 2020 compared with $77 million in the six months ended June 30, 2019, primarily as a result of certain intangible assets acquired during 2019.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Restructuring charges and certain acquisition-related costs	$8	$22	(64)	$17	$27	(37)
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
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Restructuring charges and certain acquisition-related costs decreased by $14 million, or 64%, in the three months ended June 30, 2020 compared with the three months ended June 30, 2019. Restructuring charges and certain acquisition-related costs in the three months ended June 30, 2020 consisted of integration costs related to recent acquisitions and restructuring charges related to CEO transition-related costs. Restructuring charges and certain acquisition-related costs in the three months ended June 30, 2019 included integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in the third quarter of 2018.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Restructuring charges and certain acquisition-related costs decreased by $10 million, or 37%, in the six months ended June 30, 2020 compared with the six months ended June 30, 2019. Restructuring charges and certain acquisition-related costs in the six months ended June 30, 2020 consisted of integration costs related to recent acquisitions and restructuring charges related to CEO transition-related costs. Restructuring charges and certain acquisition-related costs in the six months ended June 30, 2019 included integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in the third quarter of 2018.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$58	$55	5	$111	$111	—
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Interest expense, net of capitalized interest, increased by $3 million, or 5% in the three months ended June 30, 2020, compared with the three months ended June 30, 2019, primarily as a result of the increase in long-term debt during the three months ended June 30, 2020, partially offset by gains on cross-currency interest rate swaps.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Interest expense, net of capitalized interest, was flat in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, primarily as a result of the increase in long-term debt during the six months ended June 30, 2020, offset by gains on cross-currency interest rate swaps.

30 |

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Other (income)/deductions—net	$5	$(6)	*	$(15)	$(20)	(25)
*Calculation not meaningful
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Other (income)/deductions—net was deductions of $5 million for the three months ended June 30, 2020 compared with income of $6 million in the three months ended June 30, 2019, primarily as a result of lower interest income due to lower interest rates as compared to the prior year period, an impairment of an equity investment and intangible asset impairment charges in the current period.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Other (income)/deductions—net was income of $15 million for the six months ended June 30, 2020 compared with income of $20 million in the six months ended June 30, 2019, primarily as a result of lower interest income due to lower interest rates as compared to the prior year period, higher foreign currency losses, an impairment of an equity investment and intangible asset impairment charges in the current period, partially offset by a net gain of $18 million in the six months ended June 30, 2020 primarily related to net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Provision for taxes on income	$106	$84	26	$180	$153	18
Effective tax rate	22.0%	18.5%		18.4%	18.3%
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Our effective tax rate was 22.0% for the three months ended June 30, 2020, compared with 18.5% for the three months ended June 30, 2019. The higher effective tax rate for the three months ended June 30, 2020, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items;
•an $8 million net discrete tax benefit recorded in the three months ended June 30, 2019, primarily related to the effective settlement of certain issues with non-U.S. tax authorities; and
•a $1 million and $2 million discrete tax benefit recorded in the three months ended June 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments, partially offset by:
•a $1 million discrete tax benefit recorded in the three months ended June 30, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses; and
•a $1 million discrete tax benefit recorded in the three months ended June 30, 2020 related to a remeasurement of deferred taxes as a result of changes in non-U.S. statutory tax rates.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Our effective tax rate was 18.4% for the six months ended June 30, 2020, compared with 18.3% for the six months ended June 30, 2019. The higher effective tax rate for the six months ended June 30, 2020, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions and operating fluctuations in the normal course of business and the impact of non-deductible items; and
•a $16 million net discrete tax benefit recorded in the six months ended June 30, 2019, primarily related to the effective settlement of certain issues with non-U.S. tax authorities and a prior period tax adjustment, partially offset by:
•a $24 million and $15 million discrete tax benefit recorded in the six months ended June 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments; and
•a $7 million discrete tax benefit recorded in the six months ended June 30, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses.

31 |

Operating Segment Results
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.
Companion animal	$594	$500	19	—	19
Livestock	229	280	(18)	—	(18)
	823	780	6	—	6
International
Companion animal	288	298	(3)	(5)	2
Livestock	420	444	(5)	(9)	4
	708	742	(5)	(8)	3
Total
Companion animal	882	798	11	(2)	13
Livestock	649	724	(10)	(5)	(5)
Contract manufacturing & human health	17	25	(32)	1	(33)
	$1,548	$1,547	—	(4)	4

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.
Companion animal	$1,093	$945	16	—	16
Livestock	516	553	(7)	—	(7)
	1,609	1,498	7	—	7
International
Companion animal	586	582	1	(4)	5
Livestock	850	878	(3)	(6)	3
	1,436	1,460	(2)	(6)	4
Total
Companion animal	1,679	1,527	10	(2)	12
Livestock	1,366	1,431	(5)	(4)	(1)
Contract manufacturing & human health	37	44	(16)	(1)	(15)
	$3,082	$3,002	3	(2)	5

32 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.:
Revenue	$823	$780	6	—	6
Cost of Sales	154	158	(3)	—	(3)
Gross Profit	669	622	8	—	8
Gross Margin	81.3%	79.7%
Operating Expenses	136	127	7	—	7
Other (income)/deductions-net	3	—	*	*	*
U.S. Earnings	530	495	7	—	7

International:
Revenue	708	742	(5)	(8)	3
Cost of Sales	228	218	5	(5)	10
Gross Profit	480	524	(8)	(9)	1
Gross Margin	67.8%	70.6%
Operating Expenses	117	146	(20)	(8)	(12)
Other (income)/deductions-net	1	—	*	*	*
International Earnings	362	378	(4)	(9)	5

Total operating segments	892	873	2	(4)	6

Other business activities	(90)	(79)	14
Reconciling Items:
Corporate	(179)	(178)	1
Purchase accounting adjustments	(53)	(58)	(9)
Acquisition-related costs	(7)	(22)	(68)
Certain significant items	(6)	(3)	*
Other unallocated	(75)	(78)	(4)
Total Earnings	$482	$455	6
*Calculation not meaningful.

33 |

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.:
Revenue	$1,609	$1,498	7	—	7
Cost of Sales	321	305	5	—	5
Gross Profit	1,288	1,193	8	—	8
Gross Margin	80.1%	79.6%
Operating Expenses	261	237	10	—	10
Other (income)/deductions-net	4	—	*	*	*
U.S. Earnings	1,023	956	7	—	7

International:
Revenue	1,436	1,460	(2)	(6)	4
Cost of Sales	452	428	6	(3)	9
Gross Profit	984	1,032	(5)	(7)	2
Gross Margin	68.5%	70.7%
Operating Expenses	242	278	(13)	(5)	(8)
Other (income)/deductions-net	1	—	*	*	*
International Earnings	741	754	(2)	(7)	5

Total operating segments	1,764	1,710	3	(3)	6

Other business activities	(177)	(159)	11
Reconciling Items:
Corporate	(352)	(340)	4
Purchase accounting adjustments	(107)	(124)	(14)
Acquisition-related costs	(14)	(27)	(48)
Certain significant items	5	(73)	*
Other unallocated	(140)	(151)	(7)
Total Earnings	$979	$836	17
* Calculation not meaningful.

Three months ended June 30, 2020 vs. three months ended June 30, 2019
U.S. operating segment
U.S. segment revenue increased by $43 million, or 6%, in the three months ended June 30, 2020, compared with the three months ended June 30, 2019, reflecting increases of approximately $94 million in companion animal products and decreases of approximately $51 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales in the Simparica® franchise, including revenues from Simparica Trio® our new triple combination parasiticide for dogs, our key dermatology portfolio and sales from the recent acquisitions of Platinum Performance, as well as a number of regional diagnostic reference labs.
•Livestock revenue decreased due to disruptions in the food supply chain including reduced producer processing capacity and continued channel migration from dining out to preparing food at home that impacted producer profitability and resulted in a decline across each of the cattle, swine and poultry portfolios. The decline in the cattle portfolio was also the result of continued unfavorable market conditions in beef and dairy, while swine product sales were negatively impacted by increased competition.
U.S. segment earnings increased by $35 million, or 7%, in the three months ended June 30, 2020, compared with the three months ended June 30, 2019, primarily due to revenue growth and lower cost of sales, partially offset by higher operating expenses due to recent acquisitions.
International operating segment
International segment revenue decreased by $34 million, or 5%, in the three months ended June 30, 2020, compared with the three months ended June 30, 2019. Operational revenue increased by $24 million, or 3%, driven by growth of approximately $8 million in companion animal products and growth of approximately $16 million in livestock products.
•Companion animal operational revenue growth resulted primarily from increased sales in our key dermatology, as well as the Simparica franchise, including the launch of Simparica Trio in Canada and certain markets in the EU. Sales of companion animal products in China continued to grow rapidly driven by strong underlying market dynamics. Growth in companion animal products was

34 |

partially offset by decreased demand attributable to the impact of COVID-19 and social distancing measures in certain markets including the EU and in Latin America that resulted in decreased veterinary clinic traffic.
•Livestock operational revenue growth was driven by increased sales in swine, fish and poultry while cattle declined in the quarter. Sales of swine products grew as a result of expanding herd production in key accounts and increased biosecurity measures in the wake of African Swine Fever in China. The timing of seasonal vaccination protocols in key salmon markets and the recently launched parasiticide Alpha Flux® were the primary drivers of growth in fish. Growth in our poultry portfolio was the result of increased sales of medicated feed additives and sales of biodevices. Sales of cattle products declined in the quarter due to decreased demand attributable to the impact of COVID-19 in certain markets as well as the discontinuation of non-core products in Brazil.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $59 million, or 8%, primarily driven by the depreciation of the Brazilian real, Australian dollar, Mexican peso, euro and Argentinian peso.
International segment earnings decreased by $16 million, or 4%, in the three months ended June 30, 2020, compared with the three months ended June 30, 2019. Operational earnings growth was $19 million, or 5%, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
U.S. operating segment
U.S. segment revenue increased by $111 million, or 7%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, reflecting increases of approximately $148 million in companion animal products and decreases of approximately $37 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides including Simparica Trio our new triple combination parasiticide, the key dermatology portfolio and recent acquisitions of Platinum Performance, as well as a number of regional diagnostic reference labs.
•Livestock revenue decreased primarily due to cattle and swine, partially offset by poultry. Cattle decrease was primarily due to continued weakness across both the beef and dairy cattle sectors as well as decreased demand attributable to the negative impact of COVID-19. Swine growth in the first quarter of 2020 was offset by decreased demand attributable to the negative impacts of COVID-19 in the second quarter. Poultry growth was driven by increased sales of vaccines and alternatives to antibiotic medicated feed additives.
U.S. segment earnings increased by $67 million, or 7%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, primarily due to revenue and gross margin growth, partially offset by higher operating expenses due to recent acquisitions.
International operating segment
International segment revenue decreased by $24 million, or 2%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019. Operational revenue increased by $55 million, or 4%, driven by growth of approximately $30 million in companion animal products and growth of approximately $25 million in livestock products.
•Companion animal operational revenue growth resulted primarily from increased sales across our Simparica franchise including the launch of Simparica Trio in Canada and certain markets in the EU as well as our key dermatology portfolio. Growth in companion animal products was partially offset by decreased demand attributable to the impact of COVID-19 and social distancing measures in certain markets that resulted in decreased veterinary clinic traffic.
•Livestock operational revenue growth was driven by increased sales in swine, fish and poultry while cattle declined. Sales of swine products grew as a result of expanding herd production and increased biosecurity measures in the wake of African Swine Fever in China. Alpha Flux, a recently launched parasiticide that controls sea lice in salmon, and the timing of vaccinations was the primary driver of growth in fish. Growth in our poultry portfolio was due to medicated feed additives and vaccines. Sales of cattle products declined due to decreased demand attributable to the impact of COVID-19 in certain markets as well as the discontinuation of non-core products in Brazil.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $80 million, or 6%, primarily driven by the depreciation of the Brazilian real, euro, Argentine peso, Australian dollar and Mexican peso.
International segment earnings decreased by $13 million, or 2%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019. Operational earnings growth was $39 million, or 5%, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
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

35 |

Three months ended June 30, 2020 vs. three months ended June 30, 2019
Other business activities net loss increased by $11 million, in the three months ended June 30, 2020, compared with the three months ended June 30, 2019, reflecting an increase in R&D costs due to an increase in compensation-related costs and project investments, as well as decreases in revenue for CSS and the human health business.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Other business activities net loss increased by $18 million, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, reflecting an increase in R&D costs due to an increase in project investments and compensation-related costs as well as decreases in revenue for CSS and the human health business.
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
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Corporate expenses increased by $1 million, or 1%, in the three months ended June 30, 2020, compared with the three months ended June 30, 2020, primarily due to an increase in expenses related to depreciation and recent acquisitions, partially offset by a favorable foreign exchange and a decrease in certain compensation-related costs.
Other unallocated expenses decreased by $3 million, or 4%, in the three months ended June 30, 2020, compared with the three months ended June 30, 2020, primarily due to continued cost improvements and efficiencies in our manufacturing network.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Corporate expenses increased by $12 million, or 4%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, primarily due to an increase in expenses related to depreciation and recent acquisitions, partially offset by a decrease in certain compensation-related costs and a favorable foreign exchange.
Other unallocated expenses decreased by $11 million, or 7%, in the six months ended June 30, 2020, compared with the six months ended June 30, 2019, primarily due to continued cost improvements and efficiencies in our manufacturing network.
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

36 |

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
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements— Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
GAAP reported net income attributable to Zoetis	$377	$371	2	$800	$683	17
Purchase accounting adjustments—net of tax	39	45	(13)	71	91	(22)
Acquisition-related costs—net of tax	6	18	(67)	14	22	(36)
Certain significant items—net of tax	5	2	*	(3)	64	*
Non-GAAP adjusted net income(a)	$427	$436	(2)	$882	$860	3
*Calculation not meaningful.
(a) The effective tax rate on adjusted pretax income is 22.3% and 19.0% for the three months ended June 30, 2020 and June 30, 2019, respectively. The higher effective tax rate for the three months ended June 30, 2020, compared with the three months ended June 30, 2019, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, (ii) an $8 million net discrete tax benefit recorded in the three months ended June 30, 2019, primarily related to the effective settlement of certain issues with non-U.S. tax authorities, and (iii) a $1 million and $2 million discrete tax benefit recorded in the three months ended June 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments.
The effective tax rate on adjusted pretax income is 19.5% and 18.9% for the six months ended June 30, 2020 and June 30, 2019, respectively. The higher effective tax rate for the six months ended June 30, 2020, compared with the six months ended June 30, 2019, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and (ii) a $9 million net discrete tax benefit recorded in the six months ended June 30, 2019, primarily related to the effective settlement of certain issues with non-U.S. tax authorities and changes in

37 |

other tax items, partially offset by a $24 million and $15 million discrete tax benefit recorded in the six months ended June 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$0.79	$0.77	3	$1.67	$1.41	18
Purchase accounting adjustments—net of tax	0.08	0.09	(11)	0.15	0.19	(21)
Acquisition-related costs—net of tax	0.01	0.04	(75)	0.03	0.05	(40)
Certain significant items—net of tax	0.01	—	*	(0.01)	0.13	*
Non-GAAP adjusted EPS—diluted	$0.89	$0.90	(1)	$1.84	$1.78	3
* Calculation not meaningful.
(a) Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Interest expense, net of capitalized interest	$58	$55	$111	$111
Interest income	2	9	8	19
Income taxes	122	102	214	200
Depreciation	48	37	95	75
Amortization	10	6	19	11
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Purchase accounting adjustments:
Amortization and depreciation(a)	$51	$52	$103	$104
Cost of sales(b)	2	5	4	19
Research & development	—	1	—	1
Total purchase accounting adjustments—pre-tax	53	58	107	124
Income taxes(c)	14	13	36	33
Total purchase accounting adjustments—net of tax	39	45	71	91
Acquisition-related costs:
Integration costs	6	8	12	9
Restructuring costs	1	14	2	18
Total acquisition-related costs—pre-tax	7	22	14	27
Income taxes(c)	1	4	—	5
Total acquisition-related costs—net of tax	6	18	14	22
Certain significant items:
Operational efficiency initiative(d)	—	—	(17)	—
Supply network strategy(e)	1	3	3	5
Other restructuring charges and cost-reduction/productivity initiatives(f)	1	—	3	—
Other(g)	4	—	6	68
Total certain significant items—pre-tax	6	3	(5)	73
Income taxes(c)	1	1	(2)	9
Total certain significant items—net of tax	5	2	(3)	64
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$50	$65	$82	$177
(a)  Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.

38 |

(b) Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.
(c)  Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
 Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the three and six months ended June 30, 2020, in addition to a tax benefit related to a remeasurement of deferred taxes as a result of changes in non-U.S. statutory tax rates, for the three and six months ended June 30, 2020 and June 30, 2019.
        Income taxes in Acquisition-related costs also includes a tax charge related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the six months ended June 30, 2020.
(d)  For the six months ended June 30, 2020, represents a net gain resulting from net cash proceeds pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(e) Represents consulting fees related to cost-reduction and productivity initiatives.
(f) For the three and six months ended June 30, 2020, represents employee termination costs incurred as a result of the CEO transition.
(g) For the three and six months ended June 30, 2020, primarily represents CEO transition-related costs. For the three and six months ended June 30, 2019, primarily represents a change in estimate related to inventory costing.
The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Cost of sales:
Purchase accounting adjustments	$2	$5	$4	$19
Consulting fees	1	3	3	5
Other	—	—	—	68
Total Cost of sales	3	8	7	92

Selling, general & administrative expenses:
Purchase accounting adjustments	17	18	35	36
Other	4	—	6	—
Total Selling, general & administrative expenses	21	18	41	36

Research & development expenses:
Purchase accounting adjustments	1	1	1	1
Total Research & development expenses	1	1	1	1

Amortization of intangible assets:
Purchase accounting adjustments	33	34	67	68
Total Amortization of intangible assets	33	34	67	68

Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs	6	8	12	9
Employee termination costs	2	14	5	18
Total Restructuring charges/(reversals) and certain acquisition-related costs	8	22	17	27

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	—	—	(17)	—
Total Other (income)/deductions—net	—	—	(17)	—

Provision for taxes on income	16	18	34	47

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$50	$65	$82	$177

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

39 |

Analysis of the condensed consolidated balance sheets
June 30, 2020 vs. December 31, 2019
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts decreased as a result of lower sales related to seasonality, the impact of foreign exchange and timing of customer payments and rebate credits issued to customers.
Inventories increased for a new product launch, lower sales than anticipated for certain products and increases in safety stock levels. See Notes to Condensed Consolidated Financial Statements - Note 10. Inventories.
Other current assets increased primarily as a result of the timing of income tax payments and an increase in fair value of cross-currency interest rate swap contracts.
Identifiable intangible assets, less accumulated amortization decreased primarily due to amortization expense and the impact of foreign exchange, partially offset by intangible asset additions from acquisitions. See Notes to Condensed Consolidated Financial Statements - Note 11. Goodwill and Other Intangible Assets.
Accounts payable increased as a result of the timing of payments.
Accrued expenses decreased primarily as a result of the timing of payments of customer rebates from the prior period.
Accrued compensation and related items decreased primarily due to payment of 2019 annual bonuses to eligible employees, a reduction in sales incentive bonuses and 2019 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2020.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments, and the impact of the remeasurement of deferred taxes as a result of changes in tax rates and the integration of acquired businesses.
Other current liabilities and Other noncurrent liabilities increased primarily due to the mark-to-mark adjustment of cross-currency interest rate swaps.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$846	$707	20
Investing activities	(221)	(82)	*
Financing activities	813	(469)	*
Effect of exchange-rate changes on cash and cash equivalents	(19)	(3)	*
Net increase in cash and cash equivalents	$1,419	$153	*
*Calculation not meaningful.
Operating activities
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Net cash provided by operating activities was $846 million for the six months ended June 30, 2020, and $707 million for the six months ended June 30, 2019. The increase in net income after non-cash adjustments was partially offset by timing of payments in the ordinary course of business.
Investing activities
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Our net cash used in investing activities was $221 million for the six months ended June 30, 2020, compared with net cash used in investing activities of $82 million for the six months ended June 30, 2019. The net cash used in investing activities for 2020 was primarily due to capital expenditures and acquisitions, partially offset by proceeds from the sale of assets, including a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites and proceeds from cross-currency interest rate swaps. The net cash used in investing activities for 2019 was primarily due to purchases of property, plant and equipment, partially offset by proceeds from the maturities of debt securities and proceeds from cross-currency interest rate swaps.

40 |

Financing activities
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Our net cash provided by financing activities was $813 million for the six months ended June 30, 2020, compared with net cash used in financing activities of $469 million for the six months ended June 30, 2019. The net cash provided by financing activities for 2020 was primarily attributable to the proceeds received from the issuance of senior notes in May 2020 and net proceeds in connection with the issuance of common stock under our equity incentive plan, partially offset by the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for 2019 was primarily attributable to the purchase of treasury shares, the payment of dividends, the payment of short-term borrowings and the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
Cash and cash equivalents	$3,353	$1,934
Accounts receivable, net(a)	984	1,086
Current portion of long-term debt	500	500
Long-term debt, net of discount and issuance costs	7,194	5,947
Working capital	4,474	2,942
Ratio of current assets to current liabilities	3.47:1	2.63:1
(a) Accounts receivable are usually collected over a period of 45 to 75 days. For the six months ended June 30, 2020, compared with December 31, 2019, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of June 30, 2020 and December 31, 2019. There were no amounts drawn under the credit facility as of June 30, 2020 or December 31, 2019.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2020, we had access to $75 million of lines of credit which expire at various times through 2020, and are generally renewed annually. There were $1.5 million of borrowings outstanding related to these facilities as of June 30, 2020 and no borrowings outstanding as of December 31, 2019.
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

41 |

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
Debt
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. The net proceeds will be used to repay the principal of our 3.450% senior notes due 2020 in the aggregate principal amount of $500 million and for general corporate purposes.
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
The 2013, 2015, 2017, 2018 and 2020 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale lease-back transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which (if not cured or waived), the 2013, 2015, 2017, 2018 and 2020 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015, 2017 and 2020 senior notes and the 2018 fixed rate senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. The 2018 floating rate senior notes are not redeemable at our option prior to their maturity date. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015, 2017, 2018 and 2020 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015, 2017, 2018 and 2020 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017, 2018 and 2020 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.

42 |

The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
2015 Senior Notes due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020
2018 Floating Rate Senior Notes due 2021	$300 million	Three-month USD LIBOR plus 0.44%	Interest due quarterly, not subject to amortization, aggregate principal due on August 20, 2021
2018 Senior Notes due 2021	$300 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2021
2013 Senior Notes due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Notes due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2017 Senior Notes due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2018 Senior Notes due 2028	$500 million	3.900%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2028
2020 Senior Notes due 2030	$750 million	2.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2030
2013 Senior Notes due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Notes due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
2018 Senior Notes due 2048	$400 million	4.450%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2048
2020 Senior Notes due 2050	$500 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2050
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
Share Repurchase Program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of June 30, 2020, there was approximately $1.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2020, approximately 1.8 million shares were repurchased. We temporarily suspended share repurchases beginning in the second quarter of 2020.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2020, or December 31, 2019, recorded amounts for the estimated fair value of these indemnifications are not significant.

43 |

New accounting standards
Recently Issued Accounting Standards Not Adopted as of June 30, 2020
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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
In particular, forward-looking statements include statements relating to the impact of the COVID-19 pandemic, our 2020 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

44 |

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

45 |

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, Japanese yen and British pound. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at June 30, 2020, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at June 30, 2020, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $9 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $14 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of June 30, 2020, we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% senior notes due 2028, so that a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. At June 30, 2020, there were no commercial paper borrowings outstanding and $1.5 million outstanding principal balance under our revolving credit facility.
By issuing the Floating Rate Notes and by entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of June 30, 2020, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $4.5 million, as it relates to our fixed to floating interest rate swap agreements and floating-rate borrowings. See Notes to Condensed Consolidated Financial Statements— Note 9. Financial Instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2020, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

46 |

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
Risks related to our business and industry
The COVID-19 pandemic has negatively affected the global economy; has disrupted our and our customers', suppliers', and vendors' operations; has significantly affected our business, financial condition, results of operations and cash flows; and may materially adversely affect our business, financial condition, results of operations and/or cash flows.
The novel coronavirus (COVID-19) was identified in China in late 2019 and has spread globally. The World Health Organization declared COVID-19 a global pandemic. The rapid spread has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns of non-essential businesses. Even though we are currently designated as an essential business and have continued physical operations with respect to manufacturing and supply chain globally, these measures have impacted and may further impact all or portions of our workforce and operations, the operations and workforce of our customers, and those of our respective vendors and suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to continue to perform critical functions could be harmed.
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
The COVID-19 pandemic also has and may continue to reduce demand for our products as a result of the negative impact it has had and may continue to have on our livestock and companion animal customers. Our livestock customers have been and may continue to be challenged by voluntary or mandatory facility closures, reduced packing plant capacity, travel bans and quarantines inhibiting consumption of protein and transportation of live animals, and labor shortages negatively impacting their operations. For example, a number of significant meat processing plants have closed temporarily in recent months after employees tested positive for COVID-19. In addition, despite recent increases in telemedicine, our companion animal customers’ businesses have been and may continue to be negatively impacted by reduced demand for their veterinary services. The resulting reduction in demand for our products, has had a significant adverse effect on our business, financial condition, results of operations and cash flows and may have a material adverse effect on our business, financial condition, results of operations and/or cash flows, particularly if such demand reduction is prolonged.
Moreover, measures imposed by governments and other authorities to try to contain the COVID-19 pandemic, such as travel bans, quarantines and restrictions on veterinary services, may impede the ability of our R&D organization to complete clinical studies required to register new products in the manner and on the timeline we anticipate. If such measures become increasingly restrictive in nature, current and future product approvals may be delayed, which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
The COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital. The economic impact of the ongoing COVID-19 pandemic has resulted in a global recession that may continue for an unknown period of time. In order to preserve liquidity, we issued debt securities in May 2020 and we may incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise in the future. An increase in our outstanding indebtedness will result in additional interest expense. We may also seek to conserve cash by reducing or canceling future dividends or delaying capital expenditures. Risks related to negative economic conditions are described in our risk factor titled "Our business is subject to risk based on global economic conditions" under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Additionally, many of our workforce are currently working remotely as a result of the pandemic. An extended period of remote work arrangements could introduce operational risks, including, but not limited to, risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security, any of which could have a material adverse effect on our

47 |

business. Working outside of the typical work environment may also introduce additional complexity or inefficiency into our normal processes for key areas like the preparation of financial statements or marketing and sales, which could negatively impact our business.
The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on our financial and operational results, which has been significant, and may be material, will be determined by the length of time that the pandemic continues (including any relapse or resurgence), its effect on the demand for our products and services, particularly due to impacts on our downstream customers, and on our supply chain, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to have a significant impact on our business, financial condition, results of operations and/or cash flows for the remainder of 2020. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, including as part of the reopening process, may also result in legal claims or litigation against us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Generic and other products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we face competition from lower-priced generic alternatives to many of our products that no longer have patent protection. In certain circumstances, we have been forced to lower our prices and provide discounts or rebates in order to compete with generic products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl® chewable product. As a result of generic and other competition, sales of our Rimadyl chewable product in the U.S. have declined by approximately 24% in the years since their introduction. Sales of our Clavamox® products in the U.S. also continue to be negatively impacted by generic competition.
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
Over the next few years, several of our products' patents will expire. Draxxin®, containing the active ingredient tulathromycin, is covered by formulation patents in the U.S., Europe, Canada, Australia and other key markets, with terms that expire between November 2020 and February 2021 in the U.S., Europe, Canada and Australia. The active ingredient tulathromycin is protected in Japan until 2023. Generic tulathromycin products are marketed in certain countries including Colombia, Vietnam, Belarus, Russia, Poland and Croatia. Marketing authorizations for generic tulathromycin products have been granted in Europe, Canada and Australia. There are pending marketing authorizations for generic tulathromycin products in Australia and additional authorizations may be granted in various markets in the future. A generic of Draxxin 25mg/ml has entered the market in Europe. At this time, market entry by generic tulathromycin products in the U.S. is not anticipated before February 2021. Several patents covering the ceftiofur antibiotic product line (Excede®) began expiring in the U.S. in 2015. However, various formulation and use patents relevant to the product line extend through to 2024. Generic versions of Excede have entered the market in Mexico. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024. The compound patent for selamectin, the active ingredient in our parasiticides Revolution® and Stronghold®, expired in 2014. Formulation patents covering these products expired in important markets in 2019. Generic versions of selamectin are now marketed in markets including the U.S., Europe, Australia and Canada. Draxxin, Revolution/Stronghold, and the ceftiofur product line contributed approximately 16% of our revenue in 2019. In addition, the patent for the active ingredient of Convenia® has expired, however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023. The patent for the active ingredient of Cerenia® has expired; however, there are formulation patents relevant to the product line which expire between May 2020 and January 2027. A generic version of Cerenia has been registered in Europe and is marketed in the European Union, and there is a pending registration in Canada. At this time, there is no indication of market entry of a generic version of Cerenia in the U.S. The formulation patent covering ProHeart® 12 expired in the U.S. in 2019, but expires in Australia, Canada and Japan in October 2021. Zoetis typically enforces its patents whenever appropriate both within and outside the U.S., including by filing infringement claims against other parties.

Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of June 30, 2020, we had approximately $7.75 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
48 |

We may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:
•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements, including dividends;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings are and may in the future be at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the animal health industry;
•placing us at a competitive disadvantage to other, less leveraged competitors;
•impacting our effective tax rate; and
•increasing our cost of borrowing.
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
We also have outstanding floating rate notes due 2021 (2021 floating rate notes) that have their interest rate calculated quarterly using three-month LIBOR. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. The discontinuance or modification of LIBOR, the introduction of alternative reference rates or other reforms to LIBOR could cause the interest rate calculated on our 2021 floating rate notes to be materially different than expected. In addition, if interest rates in general continue to rise, our interest expense related to the 2021 floating rate notes will increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
June 30, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2020	1,177	$118.40	—	$1,424,104,390
May 1 - May 31, 2020	3,102	$128.43	—	$1,424,104,390
June 1 - June 30, 2020	3,700	$139.31	—	$1,424,104,390
	7,979	$131.99	—	$1,424,104,390
(a)  The company repurchased 7,979 shares during the three-month period ended June 30, 2020, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)  The company temporarily suspended share repurchases beginning in the second quarter of 2020.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
49 |

Item 6. Exhibits

Exhibit 4.1	Fifth Supplemental Indenture, dated May 12, 2020, between the Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to Zoetis lnc.'s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.2	Form of 2.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Zoetis lnc.'s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.3	Form of 3.000% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Zoetis lnc.'s Current Report on Form 8-K filed on May 12, 2020 (File No. 001-35797))
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

50 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 6, 2020	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

August 6, 2020	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

51 |