Form 10-Q
period 2020-09-30
Zoetis Inc.
filed 2020-11-05
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At October 30, 2020, there were 475,267,819 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2020	2019	2020	2019
Revenue	$1,786	$1,584	$4,868	$4,586
Costs and expenses:
Cost of sales	546	479	1,456	1,462
Selling, general and administrative expenses	424	391	1,206	1,166
Research and development expenses	112	112	330	325
Amortization of intangible assets	40	38	120	115
Restructuring charges and certain acquisition-related costs	5	6	22	33
Interest expense, net of capitalized interest	62	56	173	167
Other (income)/deductions—net	—	(26)	(15)	(46)
Income before provision for taxes on income	597	528	1,576	1,364
Provision for taxes on income	118	95	298	248
Net income before allocation to noncontrolling interests	479	433	1,278	1,116
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to Zoetis Inc.	$479	$433	$1,279	$1,116
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.01	$0.91	$2.69	$2.33
Diluted	$1.00	$0.90	$2.67	$2.31
Weighted-average common shares outstanding:
Basic	475.5	477.8	475.5	478.7
Diluted	478.5	481.5	478.5	482.3
Dividends declared per common share	$—	$—	$0.400	$0.328

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Net income before allocation to noncontrolling interests	$479	$433	$1,278	$1,116
Other comprehensive income (loss), net of taxes:
Unrealized gains/(losses) on derivatives for cash flow hedges, net	5	(4)	(27)	(3)
Unrealized (losses)/gains on derivatives for net investment hedges, net	(30)	23	(27)	28
Foreign currency translation adjustments, net	147	(49)	46	(95)
Benefit plans: Actuarial loss, net	(1)	—	(1)	—
Total other comprehensive income (loss), net of tax	121	(30)	(9)	(70)
Comprehensive income before allocation to noncontrolling interests	600	403	1,269	1,046
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Zoetis Inc.	$600	$403	$1,270	$1,046

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$3,654	$1,934
Accounts receivable, less allowance for doubtful accounts of $20 in 2020 and $21 in 2019	1,012	1,086
Inventories	1,626	1,410
Other current assets	465	318
Total current assets	6,757	4,748
Property, plant and equipment, less accumulated depreciation of $1,894 in 2020 and $1,737 in 2019	2,099	1,940
Operating lease right of use assets	194	189
Goodwill	2,690	2,592
Identifiable intangible assets, less accumulated amortization	1,794	1,890
Noncurrent deferred tax assets	97	88
Other noncurrent assets	94	98
Total assets	$13,725	$11,545

Liabilities and Equity
Short-term borrowings	$1	$—
Current portion of long-term debt	1,100	500
Accounts payable	357	301
Dividends payable	—	95
Accrued expenses	516	543
Accrued compensation and related items	214	276
Income taxes payable	145	36
Other current liabilities	67	55
Total current liabilities	2,400	1,806
Long-term debt, net of discount and issuance costs	6,595	5,947
Noncurrent deferred tax liabilities	410	434
Operating lease liabilities	167	164
Other taxes payable	263	257
Other noncurrent liabilities	283	229
Total liabilities	10,118	8,837
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 475,242,731 and 475,528,210 shares outstanding at September 30, 2020, and December 31, 2019, respectively	5	5
Treasury stock, at cost, 26,648,512 and 26,363,033 shares of common stock at September 30, 2020, and December 31, 2019, respectively	(2,234)	(2,042)
Additional paid-in capital	1,040	1,044
Retained earnings	5,526	4,427
Accumulated other comprehensive loss	(735)	(726)
Total Zoetis Inc. equity	3,602	2,708
Equity attributable to noncontrolling interests	5	—
Total equity	3,607	2,708
Total liabilities and equity	$13,725	$11,545
(a)    As of September 30, 2020, and December 31, 2019, includes $3 million and $2 million, respectively, of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended September 30, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2020	501.9	$5	26.9	$(2,245)	$1,030	$5,048	$(856)	$5	$2,987
Net income	—	—	—	—	—	479	—	—	479
Other comprehensive income	—	—	—	—	—	—	121	—	121
Share-based compensation awards (b)	—	—	(0.3)	11	9	(1)	—	—	19
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2020	501.9	$5	26.6	$(2,234)	$1,040	$5,526	$(735)	$5	$3,607

Three months ended September 30, 2019
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2019	501.9	$5	24.1	$(1,732)	$1,019	$3,788	$(669)	$—	$2,411
Net income	—	—	—	—	—	433	—	—	433
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Share-based compensation awards (b)	—	—	(0.2)	6	11	(4)	—	—	13
Treasury stock acquired (c)	—	—	1.2	(150)	—	—	—	—	(150)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2019	501.9	$5	25.1	$(1,876)	$1,031	$4,217	$(699)	$—	$2,678
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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Nine months ended September 30, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708
Net income	—	—	—	—	—	1,279	—	(1)	1,278
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	6	6
Share-based compensation awards (b)	—	—	(1.6)	58	(6)	10	—	—	62
Treasury stock acquired (c)	—	—	1.8	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(190)	—	—	(190)
Balance, September 30, 2020	501.9	$5	26.6	$(2,234)	$1,040	$5,526	$(735)	$5	$3,607

Nine months ended September 30, 2019
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance December 31, 2018	501.9	$5	22.3	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185
Net income	—	—	—	—	—	1,116	—	—	1,116
Other comprehensive loss	—	—	—	—	—	—	(70)	—	(70)
Share-based compensation awards (b)	—	—	(1.6)	61	3	(12)	—	—	52
Treasury stock acquired (c)	—	—	4.4	(450)	—	—	—	—	(450)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(157)	—	—	(157)
Balance, September 30, 2019	501.9	$5	25.1	$(1,876)	$1,031	$4,217	$(699)	$—	$2,678
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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(MILLIONS OF DOLLARS)	2020	2019
Operating Activities
Net income before allocation to noncontrolling interests	$1,278	$1,116
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	332	303
Share-based compensation expense	46	51
Asset write-offs and asset impairments	12	6
Net gain on sale of assets	(19)	(20)
Provision for losses on inventory	56	44
Deferred taxes	(40)	(30)
Employee benefit plan contribution from Pfizer Inc.	2	2
Loss on treasury locks	(6)	—
Other non-cash adjustments	9	(11)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	69	(18)
Inventories	(294)	(103)
Other assets	(150)	(39)
Accounts payable	49	(28)
Other liabilities	(49)	(68)
Other tax accounts, net	113	8
Net cash provided by operating activities	1,408	1,213
Investing Activities
Capital expenditures	(301)	(294)
Other acquisitions	(108)	(137)
Proceeds from maturities and redemptions of investments	—	89
Settlement on swaps designated as net investment hedges	(8)	37
Net proceeds from sale of assets	21	20
Other investing activities	1	(6)
Net cash used in investing activities	(395)	(291)
Financing Activities
Increase/(decrease) in short-term borrowings, net	1	(9)
Proceeds from issuance of long-term debt—senior notes, net of discount	1,240	—
Payment of contingent consideration related to previously acquired assets	—	(9)
Acquisition of a noncontrolling interest, net of cash acquired	3	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares	23	2
Purchases of treasury stock	(250)	(450)
Cash dividends paid	(285)	(235)
Payment of debt issuance costs	(12)	—
Net cash provided by/(used in) financing activities	720	(701)
Effect of exchange-rate changes on cash and cash equivalents	(13)	(8)
Net increase in cash and cash equivalents	1,720	213
Cash and cash equivalents at beginning of period	1,934	1,602
Cash and cash equivalents at end of period	$3,654	$1,815

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$305	$293
Interest, net of capitalized interest	217	220
Amounts included in the measurement of lease liabilities	31	28
Non-cash transactions:
Capital expenditures	3	5
Lease obligations obtained in exchange for right-of-use assets	38	230
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: cattle, swine, poultry, fish and sheep (collectively, livestock) and dogs, cats and horses (collectively, companion animals); and within seven major product categories: vaccines, anti-infectives, parasiticides, dermatology, other pharmaceuticals, medicated feed additives and animal health diagnostics.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the nine-month periods ended August 31, 2020 and August 31, 2019.
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

8 |

The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
United States	$996	$844	$2,605	$2,342
Australia	60	53	154	150
Brazil	62	72	181	206
Canada	50	47	144	142
Chile	24	22	72	64
China	66	40	198	156
France	29	24	82	83
Germany	38	35	112	111
Italy	28	26	63	82
Japan	39	39	133	118
Mexico	26	29	84	87
Spain	31	29	83	86
United Kingdom	44	46	125	145
Other developed markets	105	98	282	269
Other emerging markets	165	161	490	482
	1,763	1,565	4,808	4,523
Contract manufacturing & human health	23	19	60	63
Total Revenue	$1,786	$1,584	$4,868	$4,586
Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
U.S.
Companion animal	$664	$550	$1,757	$1,495
Livestock	332	294	848	847
	996	844	2,605	2,342
International
Companion animal	331	284	917	866
Livestock	436	437	1,286	1,315
	767	721	2,203	2,181
Contract manufacturing & human health	23	19	60	63
Total Revenue	$1,786	$1,584	$4,868	$4,586

9 |

Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Companion Animal:
Dogs and Cats	$947	$789	$2,524	$2,231
Horses	48	45	150	130
	995	834	2,674	2,361
Livestock:
Cattle	417	389	1,107	1,148
Swine	151	142	454	449
Poultry	129	135	412	417
Fish	45	42	101	90
Sheep and other	26	23	60	58
	768	731	2,134	2,162
Contract manufacturing & human health	23	19	60	63
Total Revenue	$1,786	$1,584	$4,868	$4,586
Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Vaccines	$401	$364	$1,086	$1,092
Anti-infectives	349	312	870	891
Parasiticides	305	243	867	740
Dermatology	257	222	681	566
Other pharmaceuticals	208	196	597	573
Medicated feed additives	102	112	336	339
Animal health diagnostics	87	69	216	194
Other non-pharmaceuticals	54	47	155	128
	1,763	1,565	4,808	4,523
Contract manufacturing & human health	23	19	60	63
Total Revenue	$1,786	$1,584	$4,868	$4,586

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2019 and December 31, 2018, and subsequently recognized as revenue during the first nine months of 2020 and 2019 were approximately $6 million and $8 million, respectively. Contract liabilities as of September 30, 2020 and December 31, 2019 were approximately $9 million and $11 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2020 is not material.
5. Acquisitions and Divestitures
A. Acquisitions
Other Acquisitions
In the third quarter of 2020, we completed the acquisitions of Fish Vet Group, a diagnostics company for aquaculture, and Virtual Recall, a veterinary engagement software company. In the second quarter of 2020, we completed the acquisition of Performance Livestock Analytics, a cloud-based technology company in the precision livestock business. We also entered into an option purchase agreement as part of a research and development arrangement with a Belgian company, a variable interest entity of which Zoetis is the primary beneficiary and now consolidating within our results. In the first quarter of 2020, we completed the acquisition of Ethos Diagnostic Science, a veterinary reference laboratory business with labs across the U.S. These transactions did not have a significant impact on our consolidated financial statements.
During 2019, we completed the acquisitions of Platinum Performance, a nutrition-focused animal health business for companion animals and Phoenix Lab and ZNLabs, both full service veterinary reference laboratory companies with networks of labs across the U.S. These transactions did not have a significant impact on our consolidated financial statements.

10 |

B. Divestitures
During the nine months ended September 30, 2020, we received cash proceeds of $20 million resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$3	$4	$15	$13
Restructuring charges(b):
Employee termination costs	2	2	7	20
Total Restructuring charges and certain acquisition-related costs	$5	$6	$22	$33
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the three months ended September 30, 2020 primarily relate to other cost-reduction and productivity initiatives which are associated with Manufacturing/research/corporate.
The restructuring charges for the nine months ended September 30, 2020 primarily relate to CEO transition-related costs and other cost-reduction and productivity initiatives which are associated with Manufacturing/research/corporate.
The restructuring charges for the three and nine months ended September 30, 2019 primarily relate to the acquisition of Abaxis which are associated with Manufacturing/research/corporate.

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2019(b)	$45
Provision	7
Utilization and other(c)	(20)
Balance, September 30, 2020(b)	$32
(a)     Changes in our restructuring accrual represents employee termination costs.
(b)    At September 30, 2020, and December 31, 2019, included in Accrued expenses ($9 million and $23 million, respectively) and Other noncurrent liabilities ($23 million and $22 million, respectively).
(c)     Includes adjustments for foreign currency translation.

11 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Royalty-related income	$(3)	$(4)	$(9)	$(12)
Interest income	(1)	(10)	(9)	(29)
Identifiable intangible asset impairment charges	—	—	3	—
Net gain on sale of assets(a)	(1)	(20)	(19)	(20)
Foreign currency loss(b)	3	7	14	14
Impairment of an equity investment	—	—	4	—
Other, net	2	1	1	1
Other (income)/deductions—net	$—	$(26)	$(15)	$(46)
(a)    For the nine months ended September 30, 2020, primarily represents a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(b)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 19.8% for the three months ended September 30, 2020, compared with 18.0% for the three months ended September 30, 2019. The higher effective tax rate for the three months ended September 30, 2020, was primarily attributable to:
•a $14 million net discrete tax benefit recorded in the three months ended September 30, 2019, due to a change in tax basis related to purchase accounting, partially offset by:
•a $4 million and $1 million discrete tax benefit recorded in the three months ended September 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments.
Our effective tax rate was 18.9% for the nine months ended September 30, 2020, compared with 18.2% for the nine months ended September 30, 2019. The higher effective tax rate for the nine months ended September 30, 2020, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items;
•a $19 million net discrete tax benefit recorded in the nine months ended September 30, 2019, primarily related to the effective settlement of certain issues with non-U.S. tax authorities and a prior period tax adjustment; and
•a $14 million net discrete deferred tax benefit recorded in the nine months ended September 30, 2019, due to a change in tax basis related to purchase accounting, partially offset by:
•a $29 million and $17 million discrete tax benefit recorded in the nine months ended September 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments;
•a $7 million discrete tax benefit recorded in the nine months ended September 30, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses; and
•a $4 million and $3 million discrete tax benefit recorded in the nine months ended September 30, 2020 and 2019, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.
B. Deferred Taxes
As of September 30, 2020, the total net deferred income tax liability of $313 million is included in Noncurrent deferred tax assets ($97 million) and Noncurrent deferred tax liabilities ($410 million).
As of December 31, 2019, the total net deferred income tax liability of $346 million is included in Noncurrent deferred tax assets ($88 million) and Noncurrent deferred tax liabilities ($434 million).
C. Tax Contingencies
As of September 30, 2020, the net tax liabilities associated with uncertain tax positions of $192 million (exclusive of interest and penalties related to uncertain tax positions of $14 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($190 million).

12 |

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
We were in compliance with all financial covenants as of September 30, 2020, and December 31, 2019. There were no amounts drawn under the credit facility as of September 30, 2020 or December 31, 2019.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2020, we had access to $77 million of lines of credit which expire at various times through 2020 and are generally renewed annually. There were $1.4 million of borrowings outstanding related to these facilities as of September 30, 2020 and no borrowings outstanding as of December 31, 2019.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2020 and December 31, 2019, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. The net proceeds were to be used to repay the principal of our 3.450% senior notes due 2020 in the aggregate principal amount of $500 million and the remainder will be used for general corporate purposes. On October 13, 2020, we redeemed in full the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020. For additional information, see Note 17 - Subsequent Events.
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

13 |

required to make an offer to repurchase all of the outstanding 2013, 2015, 2017, 2018 and 2020 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017, 2018 and 2020 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
3.450% 2015 senior notes due 2020	$500	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	—
	7,750	6,500
Unamortized debt discount / debt issuance costs	(68)	(51)
Less current portion of long-term debt	1,100	500
Cumulative fair value adjustment for interest rate swap contracts	13	(2)
Long-term debt, net of discount and issuance costs	$6,595	$5,947
The fair value of our long-term debt was $7,711 million and $6,587 million as of September 30, 2020, and December 31, 2019, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of September 30, 2020, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2020	2021	2022	2023	2024	2024	Total
Maturities	$500	$600	$—	$1,350	$—	$5,300	$7,750
Interest Expense
Interest expense, net of capitalized interest, was $62 million and $173 million for the three and nine months ended September 30, 2020, respectively, and $56 million and $167 million for the three and nine months ended September 30, 2019, respectively. Capitalized interest expense was $4 million and $12 million for the three and nine months ended September 30, 2020, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2019, respectively.
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
•For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/

14 |

(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statement of Cash Flows. The cross-currency interest rate swap contracts have varying maturities of up to five years.
Interest Rate Risk
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing.
•During the second quarter of 2020, we entered into treasury lock trades with an aggregate notional value of $600 million. We designated these treasury locks as cash flow hedges against interest rate exposure related to the issuance of fixed-rate debt in the second quarter of 2020. Of the aggregate notional value of $600 million, four treasury locks with a total notional amount of $425 million were designated as hedges against the ten-year fixed rate debt maturing in 2030, and two treasury locks with a total notional amount of $175 million were designated as hedges against the thirty-year note maturing in 2050. Upon issuance of our 2020 senior notes, we terminated the treasury locks and paid $6 million in cash to the counterparties for settlement. The settlement amount, which represents the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 2020 senior notes.
•In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in earnings over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings. For the nine months ended September 30, 2020, we entered into forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023, and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of September 30, 2020, we had an outstanding fixed-to-floating interest rate swap that corresponds to a portion of the 3.900% 2018 senior notes due 2028. The amounts recorded during the three and nine months ended September 30, 2020 for changes in the fair value of this hedge are not material to our consolidated financial statements.
Outstanding Positions
The aggregate notional amounts of derivative instruments are as follows:

	Notional
	September 30,	December 31,
(MILLIONS)	2020	2019
Foreign currency forward-exchange contracts	$1,706	$1,364

Cross-currency interest rate swap contracts (in foreign currency):
euro	650	650
Swiss franc	25	25
Danish krone	600	600

Forward-starting interest rate swaps	$550	$250

Fixed-to-floating interest rate swap contracts	$150	$150

15 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2020	2019
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$8	$7
Foreign currency forward-exchange contracts	Other current liabilities	(14)	(5)
Total derivatives not designated as hedging instruments		$(6)	$2

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$2	$5
Forward-starting interest rate swap contracts	Other noncurrent liabilities	(28)	(1)
Cross-currency interest rate swap contracts	Other current assets	8	4
Cross-currency interest rate swap contracts	Other noncurrent assets	15	20
Cross-currency interest rate swap contracts	Other current liabilities	(11)	(3)
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	13	—
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	—	(2)
Total derivatives designated as hedging instruments		(1)	23
Total derivatives		$(7)	$25
The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At September 30, 2020, there was $16 million of collateral received related to the long-term cross-currency interest rate swaps recorded in Other noncurrent assets.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Foreign currency forward-exchange contracts	$—	$1	$10	$5
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Forward-starting interest rate swap contracts	$5	$(4)	$(22)	$(4)
Cross-currency interest rate swap contracts	$(30)	$23	$(27)	$28

Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Cross-currency interest rate swap contracts	$4	$5	$14	$13
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive income/(loss) into earnings over the next 12 months is $1 million.

16 |

10. Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
Finished goods	$824	$701
Work-in-process	579	511
Raw materials and supplies	223	198
Inventories	$1,626	$1,410

11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2019	$1,367	$1,225	$2,592
Additions	52	17	69
Other(a)	—	29	29
Balance, September 30, 2020	$1,419	$1,271	$2,690
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,226 million and $3,128 million as of September 30, 2020 and December 31, 2019, respectively. Accumulated goodwill impairment losses were $536 million as of September 30, 2020 and December 31, 2019.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2020			As of December 31, 2019
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$2,009	$(784)	$1,225	$1,938	$(657)	$1,281
Brands and tradenames	429	(239)	190	424	(223)	201
Other	479	(298)	181	441	(249)	192
Total finite-lived intangible assets	2,917	(1,321)	1,596	2,803	(1,129)	1,674
Indefinite-lived intangible assets:
Brands and tradenames	104	—	104	104	—	104
In-process research and development	87	—	87	105	—	105
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	198	—	198	216	—	216
Identifiable intangible assets	$3,115	$(1,321)	$1,794	$3,019	$(1,129)	$1,890
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $56 million and $178 million for the three and nine months ended September 30, 2020, respectively and $60 million and $176 million for the three and nine months ended September 30, 2019, respectively.

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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Stock options / stock appreciation rights	$2	$3	$7	$8
RSUs / DSUs(a)(b)	7	10	24	34
PSUs	5	3	15	9
Share-based compensation expense—total(c)	$14	$16	$46	$51
(a) For the three and nine months ended September 30, 2019, includes share-based compensation expense of $4 million and $13 million, respectively related to the acquisition of Abaxis, for the post-merger service period.
(b)     Includes additional share-based compensation expense as a result of accelerated vesting of outstanding RSUs of terminated employees in connection with the acquisition of Abaxis, for the three and nine months ended September 30, 2019 of approximately $1 million and $5 million, respectively, which is included in Restructuring charges and certain acquisition-related costs.
(c)     Amounts capitalized to inventory were insignificant for the three and nine months ended September 30, 2020 and three months ended September 30, 2019 and $1 million for the nine months ended September 30, 2019.
During the nine months ended September 30, 2020, the company granted 292,727 stock options with a weighted-average exercise price of $143.23 per stock option and a weighted-average fair value of $33.83 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.46%; expected dividend yield of 0.55%; expected stock price volatility of 24.22%; and expected term of 5.5 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2020, the company granted 234,064 RSUs, with a weighted-average grant date fair value of $143.68 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2020, the company granted 85,279 PSUs with a weighted-average grant date fair value of $217.49 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 20.2% and 24.8%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of September 30, 2020, there was approximately $1.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. The company temporarily suspended share repurchases beginning in the second quarter of 2020.

18 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency		Accumulated Other
	Cash Flow	Net Investment	Translation		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Benefit Plans	Loss
Balance, December 31, 2018	$(4)	$10	$(621)	$(14)	$(629)
Other comprehensive (loss)/income, net of tax	(3)	28	(95)	—	(70)
Balance, September 30, 2019	$(7)	$38	$(716)	$(14)	$(699)

Balance, December 31, 2019	$—	$21	$(724)	$(23)	$(726)
Other comprehensive (loss)/income, net of tax	(27)	(27)	46	(1)	(9)
Balance, September 30, 2020	$(27)	$(6)	$(678)	$(24)	$(735)

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2020	2019	2020	2019
Numerator
Net income before allocation to noncontrolling interest	$479	$433	$1,278	$1,116
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to Zoetis Inc.	$479	$433	$1,279	$1,116
Denominator
Weighted-average common shares outstanding	475.5	477.8	475.5	478.7
Common stock equivalents: stock options, RSUs, PSUs and DSUs	3.0	3.7	3.0	3.6
Weighted-average common and potential dilutive shares outstanding	478.5	481.5	478.5	482.3

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.01	$0.91	$2.69	$2.33
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.00	$0.90	$2.67	$2.31
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three and nine months ended September 30, 2020 and September 30, 2019.
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

19 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. We anticipate that the Phase II testing shall begin shortly.
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

20 |

On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court's decision granting summary disposition. The Court, denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case was remanded back to the lower Court, where it was scheduled to proceed to trial by jury. We have been advised that the remaining parties have reached an agreement to settle the dispute, and on June 24, 2020, the remaining parties jointly stipulated to the dismissal of all remaining claims. On July 13, 2020, Plaintiffs filed a claim of appeal with Michigan State Circuit Court seeking reversal of the lower Court’s decision granting Zoetis’ motion for summary disposition. Plaintiffs’ filed their appeal brief on October 29, 2020, and our reply brief is due on December 3, 2020. We intend to fully defend the appeal.
Other Matters
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of September 30, 2020. We will continue to monitor the developments of the appeal and its ultimate resolution.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2020, recorded amounts for the estimated fair value of these indemnifications were not significant.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including vaccines, anti-infectives, parasiticides, dermatology, medicated feed additives, animal health diagnostics and other pharmaceuticals, for both livestock and companion animal customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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

21 |

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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
U.S.
Revenue	$996	$844
Cost of sales	194	163
Gross profit	802	681
Gross margin	80.5%	80.7%
Operating expenses	157	130
Other (income)/deductions-net	—	—
U.S. Earnings	645	551	$15	$12

International
Revenue(b)	767	721
Cost of sales	245	234
Gross profit	522	487
Gross margin	68.1%	67.5%
Operating expenses	122	134
Other (income)/deductions-net	—	—
International Earnings	400	353	15	13

Total operating segments	1,045	904	30	25

Other business activities	(87)	(87)	6	7
Reconciling Items:
Corporate	(207)	(172)	27	19
Purchase accounting adjustments	(48)	(55)	48	55
Acquisition-related costs	(1)	(6)	—	—
Certain significant items(c)	(9)	17	—	—
Other unallocated	(96)	(73)	—	1
Total Earnings(d)	$597	$528	$111	$107
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

22 |

(b)    Revenue denominated in euros was $186 million and $176 million for the three months ended September 30, 2020 and September 30, 2019, respectively.
(c)    For the three months ended September 30, 2020, primarily represents CEO transition-related costs of $5 million.
For the three months ended September 30, 2019, primarily includes income of $20 million resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain manufacturing sites.
(d)    Defined as income before provision for taxes on income.

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
U.S.
Revenue	$2,605	$2,342
Cost of sales	515	468
Gross profit	2,090	1,874
Gross margin	80.2%	80.0%
Operating expenses	418	367
Other (income)/deductions-net	4	—
U.S. Earnings	1,668	1,507	$40	$31

International
Revenue(b)	2,203	2,181
Cost of sales	697	662
Gross profit	1,506	1,519
Gross margin	68.4%	69.6%
Operating expenses	364	412
Other (income)/deductions-net	1	—
International Earnings	1,141	1,107	41	38

Total operating segments	2,809	2,614	81	69

Other business activities	(264)	(246)	19	18
Reconciling Items:
Corporate	(559)	(512)	75	49
Purchase accounting adjustments	(155)	(179)	155	165
Acquisition-related costs	(15)	(33)	—	—
Certain significant items(c)	(4)	(56)	—	—
Other unallocated	(236)	(224)	2	2
Total Earnings(d)	$1,576	$1,364	$332	$303
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $517 million and $541 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.
(c)    For the nine months ended September 30, 2020, primarily represents a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $18 million, partially offset by CEO transition-related costs of $14 million.
For the nine months ended September 30, 2019, primarily represents (i) a change in estimate related to inventory costing of $68 million, (ii) income of $20 million resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain manufacturing sites, and (iii) product transfer costs and consulting fees of $7 million related to our supply network strategy.
(d)    Defined as income before provision for taxes on income.
17. Subsequent Events
On October 13, 2020, we redeemed in full the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020 at a redemption price equal to 100% of the principal amount, plus accrued interest to, but not including, the redemption date.

23 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of September 30, 2020, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 5, 2020

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
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
A summary of our 2020 performance compared with the comparable 2019 period follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational(a)
Revenue	$1,786	$1,584	13	(2)	15
Net income attributable to Zoetis	479	433	11	(6)	17
Adjusted net income(a)	524	455	15	(5)	20

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational(a)
Revenue	$4,868	$4,586	6	(3)	9
Net income attributable to Zoetis	1,279	1,116	15	(6)	21
Adjusted net income(a)	1,406	1,315	7	(5)	12
(a)    Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for more information.

25 |

Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2019 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2019 Form 10-K.
Uncertainty Relating to COVID-19
We continue to closely monitor the impact of the coronavirus (COVID-19) pandemic and the resulting global recession on all aspects of our business across geographies, including how it has and may continue to impact our customers, workforce, suppliers and vendors. We are currently designated an essential business globally and have continued physical operations with respect to research and development, manufacturing and our supply chain. As the pandemic continues to progress, the severity of the impact across markets remains uncertain as the number of cases rises and falls in various jurisdictions leading to changes in the imposition of restrictive measures intended to contain the virus. The COVID-19 pandemic has had a significant impact on our results of operations during 2020 due to decreased demand attributable to the impact of COVID-19 on our customers and we anticipate that trend could continue for the remainder of 2020.
Due to numerous uncertainties regarding the continuing COVID-19 pandemic, we are unable to fully predict the impact that it will ultimately have on our future financial position and operating results. These uncertainties include the severity of the virus, the duration of the outbreak and number of recurrences, the effectiveness of measures to contain and treat the virus, governmental, business or other actions in response to the pandemic (which could include actions that result in limitations on, or disruptions to, our manufacturing, transportation and other operations, or mandates to provide products or services), impacts on our supply chain, the effect on customer demand, or changes to our operations. We cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors and suppliers; however, any material effect on these parties could adversely impact us. In particular, our livestock customers have been, and may continue to be, negatively impacted by facility closures, reduced packing plant capacity, quarantines, travel bans and labor shortages, among other impacts. In addition, our companion animal customers have been, and may in the future be, negatively impacted by lack of demand for veterinary services in areas where lockdown and stay-at-home orders are in place. The impact of COVID-19 on our customers has reduced and could continue to reduce the demand for our products, which could continue to adversely impact our revenue. The health of our workforce, and our ability to meet staffing needs in our manufacturing operations and other critical functions also cannot be predicted and is vital to our operations. Further, the impacts of a prolonged global recession and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. In addition, in order to preserve liquidity, we issued debt securities in May 2020 and we may in the future incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise. An increase in our outstanding indebtedness will result in additional interest expense.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2020, approximately 42% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2020, approximately 58% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 3% from changes in foreign currency values relative to the U.S. dollar.
Non-GAAP financial measures
We report information in accordance with U.S. generally accepted accounting principles (GAAP). Management also measures performance using non-GAAP financial measures that may exclude certain amounts from the most directly comparable GAAP measure. Despite the

26 |

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Revenue	$1,786	$1,584	13	$4,868	$4,586	6
Costs and expenses:
Cost of sales	546	479	14	1,456	1,462	—
% of revenue	30.6%	30.2%		29.9%	31.9%
Selling, general and administrative expenses	424	391	8	1,206	1,166	3
% of revenue	24%	25%		25%	25%
Research and development expenses	112	112	—	330	325	2
% of revenue	6%	7%		7%	7%
Amortization of intangible assets	40	38	5	120	115	4
Restructuring charges and certain acquisition-related costs	5	6	(17)	22	33	(33)
Interest expense, net of capitalized interest	62	56	11	173	167	4
Other (income)/deductions—net	—	(26)	(100)	(15)	(46)	(67)
Income before provision for taxes on income	597	528	13	1,576	1,364	16
% of revenue	33%	33%		32%	30%
Provision for taxes on income	118	95	24	298	248	20
Effective tax rate	19.8%	18.0%		18.9%	18.2%
Net income before allocation to noncontrolling interests	479	433	11	1,278	1,116	15
Less: Net loss attributable to noncontrolling interests	—	—	—	(1)	—	—
Net income attributable to Zoetis	$479	$433	11	$1,279	$1,116	15
% of revenue	27%	27%		26%	24%
*Calculation not meaningful

27 |

Revenue
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Total revenue increased by $202 million, or 13%, in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, an increase of $236 million, or 15%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from in-line products, including key dermatology products, of approximately 8%;
•volume growth from new products of approximately 4%;
•price growth of approximately 2%; and
•recent acquisitions which contributed approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 2%.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Total revenue increased by $282 million, or 6%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, an increase of $396 million, or 9%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from in-line products, including key dermatology products, of approximately 3%;
•volume growth from new products of approximately 3%;
•price growth of approximately 2%; and
•recent acquisitions which contributed approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 3%.
Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Cost of sales	$546	$479	14	$1,456	$1,462	—
% of revenue	30.6%	30.2%		29.9%	31.9%
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Cost of sales as a percentage of revenue was 30.6% in the three months ended September 30, 2020 compared with 30.2% in the three months ended September 30, 2019. The increase was primarily as a result of:
•higher inventory obsolescence and other charges;
•unfavorable foreign exchange; and
•the inclusion of recent acquisitions,
partially offset by:
•favorable product mix;
•favorable manufacturing costs; and
•price increases.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Cost of sales as a percentage of revenue was 29.9% in the nine months ended September 30, 2020 compared with 31.9% in the nine months ended September 30, 2019. The decrease was primarily as a result of:
•a change in estimate related to inventory costing in 2019;
•price increases;
•favorable product mix; and
•favorable manufacturing costs,
partially offset by:
•higher inventory obsolescence, scrap and other charges;
•unfavorable foreign exchange; and
•the inclusion of recent acquisitions.

28 |

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Selling, general and administrative expenses	$424	$391	8	$1,206	$1,166	3
% of revenue	24%	25%		25%	25%
Three months ended September 30, 2020 vs. three months ended September 30, 2019
SG&A expenses increased by $33 million, or 8%, in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, primarily as a result of:
•investments to support revenue growth;
•certain performance-related compensation costs;
•an increase in depreciation; and
•expenses related to recent acquisitions,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•favorable foreign exchange.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
SG&A expenses increased by $40 million, or 3%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, primarily as a result of:
•investments to support revenue growth;
•an increase in depreciation;
•expenses related to recent acquisitions; and
•certain compensation-related costs,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•favorable foreign exchange.

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Research and development expenses	$112	$112	—	$330	$325	2
% of revenue	6%	7%		7%	7%
Three months ended September 30, 2020 vs. three months ended September 30, 2019
R&D expenses were flat in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, primarily as a result of:
•an increase in certain compensation-related expenses,
offset by:
•lower spending in project investments related to the COVID-19 pandemic;
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•favorable foreign exchange.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
R&D expenses increased by $5 million, or 2%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, primarily as a result of:
•an increase in certain compensation-related expenses; and
•increased spending driven by project investments,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•favorable foreign exchange.

29 |

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Amortization of intangible assets	$40	$38	5	$120	$115	4
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Amortization of intangible assets was $40 million in the three months ended September 30, 2020 compared with $38 million in the three months ended September 30, 2019, primarily as a result of certain intangible assets acquired during 2019.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Amortization of intangible assets was $120 million in the nine months ended September 30, 2020 compared with $115 million in the nine months ended September 30, 2019, primarily as a result of certain intangible assets acquired during 2019.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Restructuring charges and certain acquisition-related costs	$5	$6	(17)	$22	$33	(33)
Our acquisition-related costs primarily relate to restructuring charges for employees, assets and activities that will not continue in the future, as well as integration costs. Net restructuring charges are primarily related to employee termination costs. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Restructuring charges and certain acquisition-related costs decreased by $1 million, or 17%, in the three months ended September 30, 2020 compared with the three months ended September 30, 2019. Restructuring charges and certain acquisition-related costs in the three months ended September 30, 2020 consisted of employee termination costs related to other cost-reduction and productivity initiatives and integration costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in the three months ended September 30, 2019 included integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in the third quarter of 2018.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Restructuring charges and certain acquisition-related costs decreased by $11 million, or 33%, in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. Restructuring charges and certain acquisition-related costs in the nine months ended September 30, 2020 consisted of integration costs related to recent acquisitions, restructuring charges related to CEO transition-related costs and employee termination costs related to other cost-reduction and productivity initiatives. Restructuring charges and certain acquisition-related costs in the nine months ended September 30, 2019 included integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in the third quarter of 2018.

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$62	$56	11	$173	$167	4
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Interest expense, net of capitalized interest, increased by $6 million, or 11% in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, primarily as a result of the increase in long-term debt during the second quarter of 2020.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Interest expense, net of capitalized interest, increased by 4% in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, primarily as a result of the increase in long-term debt during the during the second quarter of 2020.

30 |

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Other (income)/deductions—net	$—	$(26)	*	$(15)	$(46)	(67)
*Calculation not meaningful
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Other (income)/deductions—net was $0 million for the three months ended September 30, 2020 compared with income of $26 million in the three months ended September 30, 2019, primarily related to net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites in the three months ended September 30, 2019 and lower interest income due to lower interest rates as compared to the prior year period, partially offset by lower foreign currency losses.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Other (income)/deductions—net was income of $15 million for the nine months ended September 30, 2020 compared with income of $46 million in the nine months ended September 30, 2019, primarily as a result of lower interest income due to lower interest rates as compared to the prior year period, an impairment of an equity investment and intangible asset impairment charges in the nine months ended September 30, 2020 and lower royalty income.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
Provision for taxes on income	$118	$95	24	$298	$248	20
Effective tax rate	19.8%	18.0%		18.9%	18.2%
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Our effective tax rate was 19.8% for the three months ended September 30, 2020, compared with 18.0% for the three months ended September 30, 2019. The higher effective tax rate for the three months ended September 30, 2020, was primarily attributable to:
•a $14 million net discrete tax benefit recorded in the three months ended September 30, 2019, due to a change in tax basis related to purchase accounting, partially offset by:
•a $4 million and $1 million discrete tax benefit recorded in the three months ended September 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Our effective tax rate was 18.9% for the nine months ended September 30, 2020, compared with 18.2% for the nine months ended September 30, 2019. The higher effective tax rate for the nine months ended September 30, 2020, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items;
•a $19 million net discrete tax benefit recorded in the nine months ended September 30, 2019, primarily related to the effective settlement of certain issues with non-U.S. tax authorities and a prior period tax adjustment; and
•a $14 million net discrete deferred tax benefit recorded in the nine months ended September 30, 2019, due to a change in tax basis related to purchase accounting, partially offset by:
•a $29 million and $17 million discrete tax benefit recorded in the nine months ended September 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments;
•a $7 million discrete tax benefit recorded in the nine months ended September 30, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses; and
•a $4 million and $3 million discrete tax benefit recorded in the nine months ended September 30, 2020 and 2019, respectively, related to a remeasurement of deferred taxes as a result of a change in non-U.S. statutory tax rates.

31 |

Operating Segment Results
On a global basis, the mix of revenue between livestock and companion animal products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.
Companion animal	$664	$550	21	—	21
Livestock	332	294	13	—	13
	996	844	18	—	18
International
Companion animal	331	284	17	(3)	20
Livestock	436	437	—	(6)	6
	767	721	6	(5)	11
Total
Companion animal	995	834	19	(1)	20
Livestock	768	731	5	(4)	9
Contract manufacturing & human health	23	19	21	—	21
	$1,786	$1,584	13	(2)	15

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.
Companion animal	$1,757	$1,495	18	—	18
Livestock	848	847	—	—	—
	2,605	2,342	11	—	11
International
Companion animal	917	866	6	(4)	10
Livestock	1,286	1,315	(2)	(6)	4
	2,203	2,181	1	(5)	6
Total
Companion animal	2,674	2,361	13	(2)	15
Livestock	2,134	2,162	(1)	(3)	2
Contract manufacturing & human health	60	63	(5)	(1)	(4)
	$4,868	$4,586	6	(3)	9

32 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.:
Revenue	$996	$844	18	—	18
Cost of Sales	194	163	19	—	19
Gross Profit	802	681	18	—	18
Gross Margin	80.5%	80.7%
Operating Expenses	157	130	21	—	21
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	645	551	17	—	17

International:
Revenue	767	721	6	(5)	11
Cost of Sales	245	234	5	(3)	8
Gross Profit	522	487	7	(6)	13
Gross Margin	68.1%	67.5%
Operating Expenses	122	134	(9)	(3)	(6)
Other (income)/deductions-net	—	—	*	*	*
International Earnings	400	353	13	(7)	20

Total operating segments	1,045	904	16	(2)	18

Other business activities	(87)	(87)	—
Reconciling Items:
Corporate	(207)	(172)	20
Purchase accounting adjustments	(48)	(55)	(13)
Acquisition-related costs	(1)	(6)	(83)
Certain significant items	(9)	17	*
Other unallocated	(96)	(73)	32
Total Earnings	$597	$528	13
*Calculation not meaningful.

33 |

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2020	2019	Total	Exchange	Operational
U.S.:
Revenue	$2,605	$2,342	11	—	11
Cost of Sales	515	468	10	—	10
Gross Profit	2,090	1,874	12	—	12
Gross Margin	80.2%	80.0%
Operating Expenses	418	367	14	—	14
Other (income)/deductions-net	4	—	*	*	*
U.S. Earnings	1,668	1,507	11	—	11

International:
Revenue	2,203	2,181	1	(5)	6
Cost of Sales	697	662	5	(3)	8
Gross Profit	1,506	1,519	(1)	(6)	5
Gross Margin	68.4%	69.6%
Operating Expenses	364	412	(12)	(5)	(7)
Other (income)/deductions-net	1	—	*	*	*
International Earnings	1,141	1,107	3	(7)	10

Total operating segments	2,809	2,614	7	(3)	10

Other business activities	(264)	(246)	7
Reconciling Items:
Corporate	(559)	(512)	9
Purchase accounting adjustments	(155)	(179)	(13)
Acquisition-related costs	(15)	(33)	(55)
Certain significant items	(4)	(56)	(93)
Other unallocated	(236)	(224)	5
Total Earnings	$1,576	$1,364	16
* Calculation not meaningful.

Three months ended September 30, 2020 vs. three months ended September 30, 2019
U.S. operating segment
U.S. segment revenue increased by $152 million, or 18%, in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, reflecting increases of approximately $114 million in companion animal products and increases of approximately $38 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales in the Simparica® franchise, including revenues from Simparica Trio®, our new triple combination parasiticide for dogs, our key dermatology portfolio, sales of small animal vaccines and diagnostics, including the recent acquisition of a number of regional diagnostic reference labs.
•Livestock revenue increased mainly due to cattle products returning to historical buying patterns in response to improving market conditions following the impact of COVID-19 in the second quarter of this year, as well as an earlier fall cattle run compared to last year. Poultry products declined due to customer rotations reducing sales for our medicated feed additive products. Swine products declined due to disruptions in the food supply chain including reduced producer processing capacity that impacted producer profitability.
U.S. segment earnings increased by $94 million, or 17%, in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, primarily due to revenue growth partially offset by higher operating expenses for investments to support revenue growth.
International operating segment
International segment revenue increased by $46 million, or 6%, in the three months ended September 30, 2020, compared with the three months ended September 30, 2019. Operational revenue increased by $81 million, or 11%, driven by growth of approximately $56 million in companion animal products and growth of approximately $25 million in livestock products.
•Companion animal operational revenue growth resulted primarily from increased sales in China as a result of favorable market conditions and additional promotional and educational efforts. Also contributing to growth in the quarter was our parasiticide products

34 |

including the Simparica franchise with the recent launch of Simparica Trio in the EU, Canada and Australia, as well as the Revolution®/Stronghold® franchise. Key dermatology products contributed to growth with increased sales of Apoquel® and Cytopoint®. Sales of companion animal products, including vaccines, also benefited as clinics expanded their operations following less COVID-19 related restrictions.
•Livestock operational revenue growth was driven by increased sales in swine, fish and cattle while poultry was flat in the quarter. Sales of swine products grew as a result of expanding herd production in key accounts and increased biosecurity measures in the wake of African Swine Fever in China. In other key global swine markets, vaccine sales increased as a result of favorable market conditions including increased production and export opportunities. Growth in the fish portfolio was driven primarily by increased market share for salmon vaccines and the acquisition of Fish Vet Group. Cattle products grew modestly based on a strong performance in Brazil.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange, which decreased revenue by approximately $35 million, or 5%, primarily driven by the depreciation of the Brazilian real, Argentinian peso, and Mexican peso, partially offset by the euro.
International segment earnings increased by $47 million, or 13%, in the three months ended September 30, 2020, compared with the three months ended September 30, 2019. Operational earnings growth was $71 million, or 20%, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
U.S. operating segment
U.S. segment revenue increased by $263 million, or 11%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, reflecting increases of approximately $262 million in companion animal products and increases of approximately $1 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides including Simparica Trio our new triple combination parasiticide, the key dermatology portfolio and recent acquisitions of Platinum Performance, as well as a number of regional diagnostic reference labs.
•Livestock revenue was essentially flat due to limited growth in cattle offset by declines in swine. The increase in cattle was primarily due to an earlier fall cattle run in the third quarter this year compared to last year. Swine growth in the first quarter of 2020 was offset by decreased demand attributable to the negative impacts of COVID-19 in the second and third quarters of 2020.
U.S. segment earnings increased by $161 million, or 11%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, primarily due to revenue and gross margin growth, partially offset by higher operating expenses for investments to support revenue growth.
International operating segment
International segment revenue increased by $22 million, or 1%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. Operational revenue increased by $136 million, or 6%, driven by growth of approximately $86 million in companion animal products and growth of approximately $50 million in livestock products.
•Companion animal operational revenue growth resulted primarily from increased sales of our parasiticide products including the Simparica franchise with the launch of Simparica Trio in the EU, Canada and Australia, as well as the Revolution/Stronghold franchise. Key dermatology products also contributed to growth with increased sales of Apoquel and Cytopoint.
•Livestock operational revenue growth was driven by increased sales in swine, fish and poultry while cattle declined. Sales of swine products grew as a result of expanding herd production and increased biosecurity measures in the wake of African Swine Fever in China. Alpha Flux, a recently launched parasiticide that controls sea lice in salmon, increased market share and the recent acquisition of Fish Vet Group were the primary drivers of growth in fish. Growth in our poultry portfolio was due mainly to medicated feed additives. Sales of cattle products declined due to decreased demand attributable to the impact of COVID-19 in certain markets as well as the discontinuation of non-core products in Brazil.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $114 million, or 5%, primarily driven by the depreciation of the Brazilian real, Argentine peso, Mexican peso and Australian dollar.
International segment earnings increased by $34 million, or 3%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. Operational earnings growth was $110 million, or 10%, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
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

35 |

Three months ended September 30, 2020 vs. three months ended September 30, 2019
Other business activities net loss was flat in the three months ended September 30, 2020, compared with the three months ended September 30, 2019, reflecting an increase in certain compensation-related expenses, offset by lower spending in project investments related to the COVID-19 pandemic, lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic and favorable foreign exchange.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Other business activities net loss increased by $18 million, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, reflecting an increase in R&D costs due to an increase in compensation-related costs and in project investments, partially offset by lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic and favorable foreign exchange.
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
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Corporate expenses increased by $35 million, or 20%, in the three months ended September 30, 2020, compared with the three months ended September 30, 2020, primarily due to an increase in expenses related to certain performance-related compensation costs, depreciation and recent acquisitions, partially offset by favorable foreign exchange.
Other unallocated expenses increased by $23 million, or 32%, in the three months ended September 30, 2020, compared with the three months ended September 30, 2020, primarily due to higher inventory obsolescence and other charges and unfavorable foreign exchange, partially offset by continued cost improvements and efficiencies in our manufacturing network.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Corporate expenses increased by $47 million, or 9%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, primarily due to an increase in expenses related to depreciation and recent acquisitions, partially offset by a decrease in certain compensation-related costs and favorable foreign exchange.
Other unallocated expenses increased by $12 million, or 5%, in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, primarily due to higher inventory obsolescence and other charges and unfavorable foreign exchange, partially offset by continued cost improvements and efficiencies in our manufacturing network.
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

36 |

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
Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change	2020	2019	Change
GAAP reported net income attributable to Zoetis	$479	$433	11	$1,279	$1,116	15
Purchase accounting adjustments—net of tax	37	29	28	108	120	(10)
Acquisition-related costs—net of tax	1	5	(80)	15	27	(44)
Certain significant items—net of tax	7	(12)	*	4	52	(92)
Non-GAAP adjusted net income(a)	$524	$455	15	$1,406	$1,315	7
*Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income is 20.0% and 20.5% for the three months ended September 30, 2020 and September 30, 2019, respectively. The lower effective tax rate for the three months ended September 30, 2020, compared with the three months ended September 30, 2019, was primarily attributable to a $4 million and $1 million discrete tax benefit recorded in the three months ended September 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments, partially offset by a $3 million discrete tax benefit recorded in the three months ended September 30, 2019 related to changes in other tax items.
The effective tax rate on adjusted pretax income is 19.7% and 19.4% for the nine months ended September 30, 2020 and September 30, 2019, respectively. The higher effective tax rate for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings as well as repatriation costs, and (ii) an $11 million net discrete tax benefit recorded in the nine months ended September 30, 2019, primarily related to the effective settlement of certain issues with

37 |

non-U.S. tax authorities and changes in other tax items, partially offset by a $29 million and $17 million discrete tax benefit recorded in the nine months ended September 30, 2020 and 2019, respectively, related to the excess tax benefits for share-based payments.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.00	$0.90	11	$2.67	$2.31	16
Purchase accounting adjustments—net of tax	0.08	0.06	33	0.23	0.25	(8)
Acquisition-related costs—net of tax	—	0.01	*	0.03	0.06	(50)
Certain significant items—net of tax	0.02	(0.03)	*	0.01	0.11	(91)
Non-GAAP adjusted EPS—diluted	$1.10	$0.94	17	$2.94	$2.73	8
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Interest expense, net of capitalized interest	$62	$56	$173	$167
Interest income	1	10	9	29
Income taxes	131	117	345	317
Depreciation	53	45	148	120
Amortization	10	7	29	18
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Purchase accounting adjustments:
Amortization and depreciation(a)	$46	$52	$149	$157
Cost of sales(b)	2	3	6	22
Total purchase accounting adjustments—pre-tax	48	55	155	179
Income taxes(c)	11	26	47	59
Total purchase accounting adjustments—net of tax	37	29	108	120
Acquisition-related costs:
Integration costs	3	4	15	13
Restructuring costs	(2)	2	—	20
Total acquisition-related costs—pre-tax	1	6	15	33
Income taxes(c)	—	1	—	6
Total acquisition-related costs—net of tax	1	5	15	27
Certain significant items:
Operational efficiency initiative(d)	(1)	(20)	(18)	(20)
Supply network strategy(e)	1	2	4	7
Other restructuring charges and cost-reduction/productivity initiatives(f)	4	—	7	—
Other(g)	5	1	11	69
Total certain significant items—pre-tax	9	(17)	4	56
Income taxes(c)	2	(5)	—	4
Total certain significant items—net of tax	7	(12)	4	52
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$45	$22	$127	$199
(a)     Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.
(b)    Amortization and depreciation expense, as well as fair value adjustments to acquired inventory.

38 |

(c)     Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the nine months ended September 30, 2020, in addition to a tax benefit related to a remeasurement of deferred taxes as a result of changes in non-U.S. statutory tax rates, for the three and nine months ended September 30, 2020 and September 30, 2019.
    Income taxes in Acquisition-related costs also includes a tax charge related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the nine months ended September 30, 2020.
(d)     For the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 represents a net gain resulting from net cash proceeds pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(e)    Represents consulting fees related to cost-reduction and productivity initiatives.
(f) For the three and nine months ended September 30, 2020, represents employee termination costs incurred as a result of the CEO transition.
(g)    For the three and nine months ended September 30, 2020, primarily represents CEO transition-related costs. For the nine months ended September 30, 2019, primarily represents a change in estimate related to inventory costing.
The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2020	2019	2020	2019
Cost of sales:
Purchase accounting adjustments	$2	$3	$6	$22
Consulting fees	1	2	4	7
Other	—	1	—	69
Total Cost of sales	3	6	10	98

Selling, general & administrative expenses:
Purchase accounting adjustments	12	18	47	54
Other	5	—	11	—
Total Selling, general & administrative expenses	17	18	58	54

Research & development expenses:
Purchase accounting adjustments	—	—	1	1
Total Research & development expenses	—	—	1	1

Amortization of intangible assets:
Purchase accounting adjustments	34	34	101	102
Total Amortization of intangible assets	34	34	101	102

Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs	3	4	15	13
Employee termination costs	2	2	7	20
Total Restructuring charges/(reversals) and certain acquisition-related costs	5	6	22	33

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	(1)	(20)	(18)	(20)
Total Other (income)/deductions—net	(1)	(20)	(18)	(20)

Provision for taxes on income	13	22	47	69

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$45	$22	$127	$199

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

39 |

Analysis of the condensed consolidated balance sheets
September 30, 2020 vs. December 31, 2019
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts decreased as a result of timing of customer payments and rebate credits issued to customers, lower sales related to seasonality and the impact of foreign exchange.
Inventories increased for a new product launch, lower sales than anticipated for certain products and increases in safety stock levels. See Notes to Condensed Consolidated Financial Statements - Note 10. Inventories.
Other current assets increased primarily as a result of the timing of income tax payments, higher value-added tax receivables for our international markets and other higher prepaid expenses.
Property, plant and equipment less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense and the impact of foreign currency.
Identifiable intangible assets, less accumulated amortization decreased primarily due to amortization expense and the impact of foreign exchange, partially offset by intangible asset additions from acquisitions. See Notes to Condensed Consolidated Financial Statements - Note 11. Goodwill and Other Intangible Assets.
Accounts payable increased as a result of the timing of payments.
Accrued expenses decreased primarily as a result of the timing of payments for accrued interest and other expenses and customer rebates from the prior period.
Accrued compensation and related items decreased primarily due to payment of 2019 annual bonuses to eligible employees and 2019 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2020.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments, the tax impact of various acquisitions, the impact of the remeasurement of deferred taxes as a result of changes in tax rates and the integration of acquired businesses.
Other current liabilities and Other noncurrent liabilities increased primarily due to the mark-to-mark adjustment of cross-currency interest rate swaps.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,		%
(MILLIONS OF DOLLARS)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$1,408	$1,213	16
Investing activities	(395)	(291)	36
Financing activities	720	(701)	*
Effect of exchange-rate changes on cash and cash equivalents	(13)	(8)	63
Net increase in cash and cash equivalents	$1,720	$213	*
*Calculation not meaningful.
Operating activities
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Net cash provided by operating activities was $1,408 million for the nine months ended September 30, 2020, and $1,213 million for the nine months ended September 30, 2019. The increase in net income after non-cash adjustments was partially offset by timing of payments in the ordinary course of business.
Investing activities
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Our net cash used in investing activities was $395 million for the nine months ended September 30, 2020, compared with net cash used in investing activities of $291 million for the nine months ended September 30, 2019. The net cash used in investing activities for 2020 was primarily due to capital expenditures, acquisitions and net payments for cross-currency interest rate swaps, partially offset by proceeds from the sale of assets, including a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites. The net cash used in investing activities for 2019 was primarily due to capital expenditures and the acquisition of Platinum Performance in the

40 |

third quarter of 2019, partially offset by proceeds from the maturities of debt securities, proceeds from cross-currency interest rate swaps and proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
Financing activities
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Our net cash provided by financing activities was $720 million for the nine months ended September 30, 2020, compared with net cash used in financing activities of $701 million for the nine months ended September 30, 2019. The net cash provided by financing activities for 2020 was primarily attributable to the proceeds received from the issuance of senior notes in May 2020 and net proceeds in connection with the issuance of common stock under our equity incentive plan, partially offset by the payment of dividends and the purchase of treasury shares. The net cash used in financing activities for 2019 was primarily attributable to the purchase of treasury shares, the payment of dividends, the payment of short-term borrowings and the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
Cash and cash equivalents	$3,654	$1,934
Accounts receivable, net(a)	1,012	1,086
Current portion of long-term debt	1,100	500
Long-term debt, net of discount and issuance costs	6,595	5,947
Working capital	4,357	2,942
Ratio of current assets to current liabilities	2.82:1	2.63:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the nine months ended September 30, 2020, compared with December 31, 2019, the number of days that accounts receivables are outstanding remained approximately the same. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of September 30, 2020 and December 31, 2019. There were no amounts drawn under the credit facility as of September 30, 2020 or December 31, 2019.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2020, we had access to $77 million of lines of credit which expire at various times through 2020, and are generally renewed annually. There were $1.4 million of borrowings outstanding related to these facilities as of September 30, 2020 and no borrowings outstanding as of December 31, 2019.

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
Debt
On October 13, 2020, we redeemed in full the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020 at a redemption price equal to 100% of the principal amount, plus accrued interest to, but not including, the redemption date.
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. The net proceeds were used to repay the principal of our 3.450% senior notes due 2020 in the aggregate principal amount of $500 million and the remainder will be used for general corporate purposes.
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

42 |

The components of our long-term debt follow:

Description	Principal Amount	Interest Rate	Terms
2015 Senior Notes due 2020	$500 million	3.450%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2020 (paid on October 13, 2020)
2018 Floating Rate Senior Notes due 2021	$300 million	Three-month USD LIBOR plus 0.44%	Interest due quarterly, not subject to amortization, aggregate principal due on August 20, 2021
2018 Senior Notes due 2021	$300 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2021
2013 Senior Notes due 2023	$1,350 million	3.250%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2023
2015 Senior Notes due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2017 Senior Notes due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2018 Senior Notes due 2028	$500 million	3.900%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2028
2020 Senior Notes due 2030	$750 million	2.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2030
2013 Senior Notes due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Notes due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
2018 Senior Notes due 2048	$400 million	4.450%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2048
2020 Senior Notes due 2050	$500 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2050
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
Share Repurchase Program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of September 30, 2020, there was approximately $1.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2020, approximately 1.8 million shares were repurchased. We temporarily suspended share repurchases beginning in the second quarter of 2020.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2020, or December 31, 2019, recorded amounts for the estimated fair value of these indemnifications are not significant.

43 |

New accounting standards
Recently Issued Accounting Standards Not Adopted as of September 30, 2020
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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

44 |

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro and British pound. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at September 30, 2020, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at September 30, 2020, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $15 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $21 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of September 30, 2020, we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% senior notes due 2028, so that a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. At September 30, 2020, there were no commercial paper borrowings outstanding and there was no outstanding principal balance under our revolving credit facility.
By issuing the Floating Rate Notes and by entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of September 30, 2020, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $4.6 million, as it relates to our fixed to floating interest rate swap agreements and floating-rate borrowings. See Notes to Condensed Consolidated Financial Statements— Note 9. Financial Instruments.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 30, 2020, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
For example, on October 12, 2020, the Organisation for Economic Co-operation and Development (OECD) published a package of reports, known as the Blueprints, which provide technical details about a two-pillar approach to address the tax challenges of the digital economy. Pillar
48 |

One would amend profit allocation and nexus rules to grant more taxing rights to countries where consumers are located regardless of the physical presence of the business. Pillar Two introduces common global minimum tax rules across the countries participating in the OECD Inclusive Framework. Such rules would operate through top-up taxes and other measures if a multinational group’s income is not subject to a sufficient level of tax in particular jurisdictions. These two proposals combined may represent a significant change in the international tax regime. These proposals require unanimous consent and are currently in a “public comment” period. There is risk of an adverse impact to our effective tax rate as a result of these proposals, but the amount of such impact remains uncertain at this time.
If a new administration were to be elected in the 2020 U.S. presidential and congressional elections, comprehensive tax reform may be high on the agenda which may have an adverse impact to our effective tax rate. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.
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

Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of October 31, 2020, we had approximately $7.25 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
We also have outstanding floating rate notes due 2021 (2021 floating rate notes) that have their interest rate calculated quarterly using three-month LIBOR. In addition, we hold certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our senior notes due 2028 so that a portion of the interest payable on these notes is effectively variable based on LIBOR. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (SOFR), a new index calculated by short-term repurchase agreements backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. The discontinuance or modification of LIBOR, the introduction of alternative reference rates or other reforms to LIBOR could cause the interest rate calculated on our 2021 floating rate notes and the interest rate swap agreements associated with our senior notes due 2028 to be materially different than expected.
49 |

In addition, if interest rates in general continue to rise, our interest expense related to the 2021 floating rate notes and the interest rate swap agreements will increase.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
September 30, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2020	16,369	$144.12	—	$1,424,104,390
August 1 - August 31, 2020	6,549	$152.29	—	$1,424,104,390
September 1 - September 30, 2020	934	$159.24	—	$1,424,104,390
	23,852	$146.95	—	$1,424,104,390
(a)     The company repurchased 23,852 shares during the three-month period ended September 30, 2020, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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

Zoetis Inc.

November 5, 2020	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

November 5, 2020	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and
Chief Financial Officer

51 |