Form 10-K
period 2020-12-31
Zoetis Inc.
filed 2021-02-16
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $65,094 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 11, 2021 was 475,166,373 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders (hereinafter referred to as the “2021 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products, biodevices, genetic tests and precision livestock farming technology. We have a diversified business, commercializing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: vaccines, anti-infectives, parasiticides, dermatology, other pharmaceutical products, medicated feed additives and animal health diagnostics. For more than 65 years, we have been committed to advancing the health of animals and bringing solutions to our customers who raise and care for them.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2020 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
Operating Segments
The animal health medicines, vaccines and diagnostics market is characterized by meaningful differences in customer needs across different regions. This is due to a variety of factors, including:
•economic differences, such as standards of living in developed markets as compared to emerging markets;
•cultural differences, such as dietary preferences for different animal proteins, pet ownership preferences and pet care standards;
•epidemiological differences, such as the prevalence of certain bacterial and viral strains and disease dynamics;
•treatment differences, such as utilization of different types of medicines and vaccines, as well as the pace of adoption of new technologies;
•environmental differences, such as seasonality, climate and the availability of arable land and fresh water; and
•regulatory differences, such as standards for product approval and manufacturing.
As a result of these differences, among other things, we organize and operate our business in two segments:
•United States (U.S.) with revenue of $3,557 million, or 53% of total revenue for the year ended December 31, 2020; and
•International with revenue of $3,035 million, or 46% of total revenue for the year ended December 31, 2020.
Within each of these operating segments, we offer a diversified product portfolio for both companion animal and livestock customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2020.

1 |

Our 2020 revenue for the U.S. and key international markets, together with the percentage of revenue attributable to companion animal and livestock products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Companion Animal	Livestock
United States	$3,557	67%	33%
Australia	$207	46%	54%
Brazil	$258	30%	70%
Canada	$210	50%	50%
Chile	$100	14%	86%
China	$266	50%	50%
France	$118	48%	52%
Germany	$159	58%	42%
Italy	$90	56%	44%
Japan	$177	65%	35%
Mexico	$116	23%	77%
Spain	$112	35%	65%
United Kingdom	$178	63%	37%
Other Developed	$388	41%	59%
Other Emerging	$656	28%	72%
For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:
Notes to Consolidated Financial Statements—Note 4. Revenue and Note 19. Segment Information. Our 2020 reported revenue for each segment, by species, is as follows:

2020 United States Segment Revenue - By Species

Swine
4%
Poultry
6%
Cattle
22%
Horses
4%
Dogs/Cats
64%

2020 International Segment Revenue - By Species

Fish
5%
Sheep and other
2%
Poultry
10%
Dogs/Cats
39%
Swine
16%
Cattle
25%
Horses
3%

2 |

Products
Over the course of our history, we have focused on developing a diverse portfolio of animal health products that deliver solutions across the continuum of care. We refer to all different brands of a particular product, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock within each of our major product categories.
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, deepening the human-animal bond, receiving increased medical treatment and benefiting from advances in animal health medicines, vaccines and diagnostics. Companion animal products represented approximately 55% of our revenue for the year ended December 31, 2020.
Our livestock products primarily help prevent or treat diseases and conditions to allow veterinarians and producers to care for their animals and to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive demand for improved nutrition, particularly through increased consumption of animal protein. Second, population growth leads to greater natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve and the global food chain faces increased scrutiny, there is more focus on food quality, safety and reliability of supply. Livestock products represented approximately 44% of our revenue for the year ended December 31, 2020.
In addition, our CSS organization, which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2020.
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
•medicated feed additives: products added to animal feed that provide medicines to livestock; and
•animal health diagnostics: portable blood and urine analysis systems and point-of-care diagnostic products, including instruments and reagents, rapid immunoassay tests, reference laboratory kits, blood glucose monitors and reference laboratory services.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in biodevices, genetic tests and precision livestock farming.
As part of our growth strategy, we focus on the discovery and development of new chemical, biopharmaceutical and biological entities, as well as product lifecycle innovation, primarily through our research and development (R&D) group. Historically, a substantial portion of our products and revenue has been the result of product lifecycle innovation where we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations and combinations, and by expanding usage into more countries. For example, the first product in our ceftiofur line was an anti-infective approved for treating bovine respiratory disease (BRD) in cattle that was administered via intramuscular injection. Through follow-on studies and reformulations, we have expanded the product line into additional cattle claims and administration routes, as well as other species and regions. The ceftiofur product line currently includes the brands Excede®, Excenel®, Naxcel® and Spectramast®.
The following are examples of our first-in-class and/or best-in-class products that we have launched in recent years and products that we believe may represent platforms for future product lifecycle innovation (listed alphabetically):
•Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we launched Apoquel in key markets including the U.S., Europe, Japan, Brazil, Australia and China;
•Core EQ Innovator™, the first and only vaccine for horses to contain all five core equine disease antigens - West Nile, Eastern and Western Equine encephalomyelitis, tetanus and rabies - in one combination, was approved in the U.S. in 2018 and in Canada in 2019;
•Cytopoint®, the first canine monoclonal antibody (mAb) to help reduce the clinical signs of atopic dermatitis (such as itching) in dogs of any age, was licensed in the U.S. in 2016 (and was later granted an expanded indication to treat allergic dermatitis in 2018). Since 2016, the product has been approved in major markets including Canada, the European Union, New Zealand, Australia, Brazil and Mexico. An injection given once every four to eight weeks, Cytopoint neutralizes interleukin-31, a protein that has been demonstrated to trigger itching in dogs;
•Fostera® PCV MH was introduced in November 2013 in the U.S. and approved in the European Union in 2015 and Australia in 2017. It was developed to help protect pigs from porcine circovirus-associated disease (PCVAD) and enzootic pneumonia caused by M. hyopneumoniae (M. hyo). The one-bottle formulation of Fostera PCV MH allows the convenience of a one-dose program or the flexibility of a two-dose program. The Fostera franchise also includes Fostera/Suvaxyn® PRRS, which was approved in the U.S. in 2015 and in Taiwan, Vietnam and European Union countries in 2017. This vaccine offers protection against both the respiratory and reproductive forms of disease caused by porcine reproductive and respiratory syndrome (PRRS) virus. Fostera Gold PCV MH was approved in the U.S. and Canada in 2018, Brazil and Mexico in 2019 and Australia, Europe (under the name CircoMax Myco) and Japan in 2020. This is the only vaccine to contain two PCV2 genotypes and long-lasting M. hyo coverage;
3 |

•Librela® (bedinvetmab), the first injectable mAb therapy for monthly alleviation of osteoarthritis (OA) pain in dogs, was approved in the European Union and Switzerland in 2020, and Canada and Brazil in early 2021;
•Poulvac® Procerta™ HVT-ND, our first vector vaccine that helps protect against Marek’s disease and Newcastle disease, highly contagious viral infections affecting poultry, was approved in the U.S. in 2019. In 2020, we expanded our line of recombinant vector vaccines with the launch of Poulvac Procerta HVT-IBD, which provides early protection against the contemporary infectious bursal disease (IBD) viruses confronting U.S borders;
•ProHeart® 12 (moxidectin), a once-yearly injection to prevent heartworm disease in dogs 12 months of age and older, was approved in the U.S. in 2019;
•Simparica® (sarolaner) Chewables, a monthly chewable tablet for dogs to control fleas and ticks, was approved in the European Union and New Zealand in 2015, the U.S., Canada, Australia, and Brazil (Simparic) in 2016, Japan and additional European, Latin American and Asia Pacific markets in 2017, and China in 2020. Building on this franchise, in 2017, Zoetis received European Commission approval for Stronghold® Plus (selamectin/sarolaner), a topical combination product that treats ticks, fleas, ear mites, lice and gastrointestinal worms and prevents heartworm disease in cats. In 2018, this product was approved in the U.S., Japan and Canada (Revolution® Plus);
•Simparica Trio®, a triple combination parasiticide for dogs, was approved in the European Union and Canada in 2019, the U.S. and Australia in 2020, and Mexico in early 2021. This product is a key internal lifecycle innovation that combines flea and tick treatment (sarolaner) with the prevention of heartworm disease and treatment of gastrointestinal parasites;
•SolensiaTM (frunevetmab), the first injectable mAb therapy for monthly alleviation of OA pain in cats, was approved in Switzerland in 2020; and
•Vanguard®/Versican® is a market leading vaccine line for dogs intended to help prevent a range of diseases. Since 2016, Zoetis has added new and innovative enhancements to its Vanguard line in the U.S. with Vanguard crLyme, Vanguard Rapid Resp Intranasal, Vanguard B Oral, and Vanguard CIV H3N2/H3N8. In 2019, the company received approval for Versican Plus Bb Oral, the first oral vaccine for dogs in Europe. It provides long-lasting protection against Bordetella bronchiseptica, a primary component of the canine infectious respiratory disease complex (CIRDC).
We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first equine vaccine for West Nile virus in the U.S. and European Union; the first swine vaccine for pandemic H1N1 influenza virus in the U.S.; the first fully licensed vaccine to help reduce disease caused by the Georgia 08 variant of infectious bronchitis virus (IBV) in poultry; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the U.S.; and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the U.S. In 2019, Zoetis established a research facility with Texas A&M University to develop vaccines for transboundary and emerging diseases in animals, including Foot-and-Mouth Disease (FMD), a virus that can cause serious illness in cattle, pigs, and sheep. In 2020, the company opened a research lab at Colorado State University in a partnership to explore the livestock immune system and target new immunotherapies with a goal of paving the way for new alternatives to antibiotics in food-producing animals.
Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for aquatic health products. Pharmaq added to its leading Alpha Ject® vaccine line with approval of Alpha Ject Micro 1 TiLa in Brazil and Colombia, and Alpha Ject Micro 1 Si in Honduras in 2019, as well as Alpha Ject Micro 4-2 in Chile in 2020. Pharmaq also launched Alpha Flux® in Chile in 2019, a parasiticide that helps salmon farmers control sea lice infestations, one of the major challenges in the aquatic health industry. In 2020, Pharmaq received approval in Norway for Alpha ERM Salar, an oil-based injectable vaccine that helps protect salmon from red mouth, a common bacterial infection. Pharmaq also established a new diagnostics lab in Norway, the country with the highest density of salmon fish farmers in the world, that will serve as a hub for research and testing. In 2020, Zoetis acquired Fish Vet Group to expand the geographic reach and enhance the diagnostics expertise and testing services of the Pharmaq business for fish farmers in major aquaculture markets.
Zoetis enhanced the portfolio of its diagnostic products with the acquisition in 2018 of Abaxis, Inc. (Abaxis), a leading provider of veterinary point-of-care diagnostic instruments. With this acquisition came the VetScan® portfolio of benchtop and handheld diagnostic instruments and consumables, which serves a large customer base of veterinary practices both in North America and international markets. In 2019, the company acquired Phoenix Central Laboratory for Veterinarians, Inc. (Phoenix Lab) and ZNLabs, LLC (ZNLabs) marking its entry into reference laboratory services and building on a strategy to develop a more comprehensive diagnostics offering with enhanced value for veterinarians. In 2020, the company acquired a third veterinary reference lab business, Ethos Diagnostic Science. The Zoetis diagnostic portfolio also includes the Witness®, Serelisa® and ProFlok® lines of immunodiagnostic kits, which provide disease detection capabilities for various species, including dogs, cats, cattle, pigs and poultry. In 2020, the company launched Vetscan Imagyst™ in Australia, Ireland, New Zealand, the U.K. and the U.S. Imagyst uses a combination of image recognition technology, algorithms and cloud-based artificial intelligence to deliver rapid testing results to veterinary clinics. Its first indication is for testing fecal samples for parasites, with the potential for broader applications to different types of testing in the future.
Zoetis also entered the field of animal nutritionals with the acquisition of Platinum Performance in 2019. The acquisition brings us premium nutritional product formulas and a unique approach to the field of scientific wellness for horses, dogs and cats.
In 2020, our top two selling products, Apoquel and Simparica/ Simparica Trio, contributed approximately 10% and 6%, respectively, of our revenue. Combined with our next three top selling products, Revolution® / Revolution Plus / Stronghold, Draxxin® and the ceftiofur line, these five products contributed approximately 31% of our revenue. In 2020, our top ten product lines contributed 44% of our revenue.

4 |

Our product lines and products that represented approximately 1% or more of our revenue in 2020, which comprise 64% of our total revenue, are as follows (listed alphabetically by product category):
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
Dogs

Anti-infectives
Clavamox® / Synulox®	A broad-spectrum antibiotic and the first potentiated penicillin approved for use in dogs and cats	Cats, dogs
Convenia®	Anti-infective for the treatment of common bacterial skin infections that provides a course of treatment in a single injection	Cats, dogs

Parasiticides
ProHeart®	Prevents heartworm infestation; also for treatment of existing larval and adult hookworm infections	Dogs
Revolution® / Revolution® Plus / Stronghold® line	An antiparasitic for protection against fleas, heartworm disease and ear mites in cats and dogs; sarcoptic mites and American dog tick in dogs and roundworms and hookworms for cats	Cats, dogs
Simparica®/ Simparica Trio®	A monthly chewable tablet for dogs to control fleas and ticks; Simparica Trio, also a monthly chewable tablet, is a triple combination parasiticide that delivers all-in-one protection from fleas and ticks, as well as heartworm disease, roundworms and hookworms	Dogs

Other Pharmaceutical Products
Cerenia®	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs	Cats, dogs
Rimadyl®	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs

Dermatology
Apoquel®	A selective inhibitor of the Janus Kinase 1 enzyme that controls pruritus associated with allergic dermatitis and control of atopic dermatitis in dogs at least 12 months of age	Dogs
Cytopoint®	An injectable to help reduce the clinical signs such as itching of atopic dermatitis in dogs of any age	Dogs

Animal Health Diagnostics
VetScan®	A portfolio of benchtop and handheld diagnostic instruments, rapid tests and associated consumables	Cats, dogs

5 |

Livestock products

Product line / product	Description	Primary species

Vaccines
Improvac / Improvest / Vivax	Reduces boar taint, as an alternative to surgical castration and suppression of estrus in gilts	Swine
Rispoval® / Bovishield® line	Aids in preventing three key viruses involved in cattle pneumonia-BRSV, PI 3 virus and BVD-viruses as well as other respiratory diseases, depending on formulation	Cattle
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

International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the U.S. accounted for 46% of our total revenue for the year ended December 31, 2020. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, Chile, China and Mexico, emerging markets contributed 21% of our revenue for the year ended December 31, 2020.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including through the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to those in human health. As of December 31, 2020, our sales organization consisted of approximately 3,600 employees.
6 |

Our companion animal and livestock products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through retail and e-commerce outlets. We also market our products by advertising to veterinarians, livestock producers and pet owners.
Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork and poultry operations, and to veterinarians, third-party veterinary distributors and retail outlets that then typically sell the products to livestock producers. Our two largest customers, both distributors, represented approximately 14% and 6%, respectively, of our revenue for the year ended December 31, 2020, and no other customer represented more than 6% of our revenue for the same period.
Research and Development
Our research and development (R&D) operations are comprised of a dedicated veterinary medicine R&D organization, external alliances and other operations focused on the development, registration and regulatory maintenance of our products. In addition, we have R&D operations focused on diagnostics, devices, data, digital and other technological innovation. We incurred R&D expense of $463 million in 2020, $457 million in 2019 and $432 million in 2018.
Our R&D efforts are comprised of more than 300 programs and reflect our commitment to develop better solutions. We create new insights for predicting, preventing, detecting and treating health conditions that result in the development of new platforms of knowledge which become the basis for continuous innovation. Leveraging internal discoveries, complemented by diverse external research collaborations, results in the delivery of novel vaccine, pharmaceutical, biopharmaceutical, biodevice and diagnostic products to help our customers face their toughest challenges. While the development of new chemical, biopharmaceutical and biological entities through new product R&D plays a critical role in our growth strategies, a significant share of our R&D investment (including regulatory functions) is focused on product lifecycle innovation. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations, routes of administration and combinations, and by expanding usage into more countries. We also create opportunities by integrating product offerings to optimize solutions based on the totality of customer need.
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
As of December 31, 2020, we employed approximately 1,250 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Weibern, Austria; Louvain-la-Neuve, Belgium; Campinas, Brazil; Suzhou, China; Farum, Denmark; Olot, Spain; Union City, California; Kalamazoo, Michigan; Durham, North Carolina; and Lincoln, Nebraska, U.S. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; São Paulo, Brazil; Beijing, China; Navi Mumbai, India; Oslo, Norway; Hong Ngu, Vietnam; and Thanh Binh, Vietnam. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents, as appropriate.
Manufacturing and Supply Chain
Our products are manufactured at both sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 29 sites.
7 |

Our global manufacturing network is comprised of the following sites:

Site	Location	Site	Location
Buellton	California, U.S.	Melbourne	Australia
Campinas	Brazil	Olot	Spain
Catania	Italy	Overhalla	Norway
Charles City	Iowa, U.S.	Rathdrum	Ireland
Chicago Heights	Illinois, U.S.	Salisbury	Maryland, U.S.
Durham	North Carolina, U.S.	San Diego	California, U.S.
Eagle Grove	Iowa, U.S.	Suzhou	China
Farum	Denmark	Tallaght	Ireland
Jilin	China	Tullamore	Ireland
Kalamazoo	Michigan, U.S.	Union City	California, U.S.
Klofta	Norway	Weibern	Austria
Lincoln	Nebraska, U.S.	Wellington	New Zealand
London	Ontario, Canada	White Hall	Illinois, U.S.
Louvain-la-Neuve	Belgium	Willow Island	West Virginia, U.S.
Medolla	Italy

We own the majority of these sites, with the exception of our facilities in Buellton, California (U.S.), Durham, North Carolina (U.S.), Klofta (Norway), London (Canada), Medolla (Italy), Melbourne (Australia), San Diego, California (U.S.), Tullamore (Ireland), Union City, California (U.S.) and Weibern (Austria), which are leased sites.
We are currently in the process of building a second manufacturing site in Suzhou (China).
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2020, this network was comprised of 144 CMOs, including those centrally managed as well as local CMOs.
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
Our primary competitors include animal health medicines, vaccines and diagnostic companies such as Boehringer Ingelheim Animal Health Inc., the animal health division of Boehringer Ingelheim GmbH; Merck Animal Health, the animal health division of Merck & Co., Inc.; Elanco Animal Health, which includes their recent acquisition of Bayer Animal Health, the animal health division of Bayer AG; and IDEXX Laboratories. There are also several new start-up companies working in the animal health area. In addition, we compete with hundreds of other producers of animal health products throughout the world.
The level of competition from generic products varies from market to market. For example, the level of generic competition is higher in Europe and certain emerging markets than in the U.S. Unlike in the human health market, there is no large, well-capitalized company focused on generic animal health products that exists as a global competitor in the industry. The reasons for this include the relatively smaller average market size of each product opportunity, the importance of direct distribution and education to veterinarians and livestock producers and the primarily self-pay nature of the business. For more information regarding the generic competition we have and expect to encounter as patents on certain of our key products expire, see Item 1. Business - Intellectual Property. In addition, companion animal health products are often directly prescribed and dispensed by veterinarians.
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
Our product portfolio enjoys the protection of approximately 6,100 granted patents and 1,450 pending patent applications, filed in more than 50 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the U.S., as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and are licensed to Zoetis.
Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. Below is a summary of our recent and upcoming key patent expirations.
•Draxxin, containing the active ingredient tulathromycin, is covered by a formulation patent in the U.S. which expired in February 2021. Corresponding formulation patents in Europe, Canada, Australia and other key markets expired in late 2020, with the exception of the formulation patents in Brazil and Japan that both expire in 2025. The active ingredient tulathromycin is protected in Brazil until 2022 and in Japan until 2023. Generic tulathromycin products are now marketed in key markets including Europe, Canada, Mexico and Australia, as well as many smaller markets. Market entry of generic tulathromycin products in the U.S. is expected in 2021.
•Several patents covering Excede/Naxcel, part of the ceftiofur antibiotic product line, began expiring in the U.S. in 2015. The patent covering the commercial formulation of Excede in the U.S. extends to 2024, but expires in September 2021 in Europe, Canada and Australia. Corresponding patents in Japan and Brazil expire in 2026 and 2027, respectively. The commercial method of administration patent relevant to the product line expires in 2023 in the U.S., Europe and Australia. Generic versions of Excede have entered the market in Mexico and Russia. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024.
•The compound patent for selamectin, the active ingredient in our parasiticides Revolution, Revolution Plus and Stronghold, expired in 2014. Formulation patents covering these products expired in important markets in 2019. Generic versions of selamectin are now sold in markets including the U.S., Europe, Australia and Canada.
•The patent for the active ingredient of Convenia has expired; however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023.
•The patent for the active ingredient of Cerenia has expired; however, there are formulation patents relevant to the product line which expire between 2025 and 2028. Generic versions of Cerenia have been registered and marketed in Canada and Europe. At this time, there is no indication of an impending market entry of a generic version of Cerenia in the U.S.
•The formulation patent covering ProHeart 12 expired in the U.S. in 2019, but expires in Australia, Canada and Japan in October 2021.
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
We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 8,200 trademark applications and registrations in our market countries, identifying products and services dedicated to the care of companion animals and livestock.
Regulatory
The sale of animal health products is governed by the laws and regulations specific to each country in which we market our products. To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function actively engages in dialogue with various global agencies regarding their policies that relate to animal health products. In the majority of our markets, the relevant animal health authority is separate from those governing human medicinal products.
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
9 |

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
We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department, Customs and Border Protection within the Department of Homeland Security and OFAC. As a global animal health company, we conduct business in multiple jurisdictions throughout the world. This includes supplying medicines and medical products for use in Iran and shipment of products to Iran, and conducting related activities, in accordance with a general license issued by OFAC and in line with our corporate policies. As previously disclosed, we acquired Platinum Performance (Platinum) in August 2019. During the integration process, after the closing of the acquisition, we discovered that Platinum had initiated certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran. These sales were not conducted pursuant to a general license from OFAC and potentially violated the Iranian Transactions and Sanctions Regulations (ITSR) administered by OFAC. We submitted an initial voluntary disclosure to OFAC in February 2020 while our internal investigation was ongoing. After concluding our internal investigation, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding these transactions.
As a result of our acquisition of Abaxis, our product portfolio includes human medical diagnostics, which are subject to regulation in the U.S. by the FDA under the Federal Food, Drug, and Cosmetic Act, including the 1976 Medical Device Amendments and the Quality System Regulation, and the Clinical Laboratory Improvement Amendments of 1988, and by the Department of Health and Human Services Office for Civil Rights under the Health Insurance Portability and Accountability Act of 1996.
Outside the United States
European Union (EU). The European Medicines Agency (EMA) is the centralized regulatory agency of the EU. The agency is responsible for the scientific evaluation of medicines developed by healthcare companies seeking centralized approval for use in the EU. The agency has a veterinary review section distinct from the medical review section. The Committee for Medicinal Products for Veterinary Use (CVMP) is responsible for scientific and technical review of the submissions for innovative pharmaceuticals, biopharmaceuticals and vaccines. After the CVMP issues a positive opinion on the approvability of a product, the EU commission reviews the opinion and, if they agree with the CVMP, they grant the product market authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. Products can also be registered in the EU via a decentralized route under the supervision of the Co-ordination Group for Mutual Recognition and Decentralized Procedures - Veterinary (CMDv). This co-ordination group is composed of one representative per member state from each national regulatory agency, including Norway, Iceland and Liechtenstein. The CMDv reviews submissions of pharmaceuticals and vaccines for authorization of a veterinary product in two or more member states in accordance with the mutual recognition or the decentralized procedure. A series of Regulations, Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for product approval in the EU. In general, these requirements are similar to those in the U.S., requiring demonstrated evidence of, safety, efficacy, and quality/consistency of manufacturing processes. We are also subject to the EU General Data Protection Regulation (GDPR) that requires us to meet enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data.
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
10 |

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
International Cooperation on Harmonisation of Technical Requirements for Registration of Veterinary Medicinal Products (VICH). VICH is a trilateral (EU-Japan-USA) program aimed at harmonizing technical requirements for veterinary product registration. The objectives of the VICH are as follows:
•Establish and implement harmonized technical requirements for the registration of veterinary medicinal products in the VICH regions, which meet high quality, safety and efficacy standards and minimize the use of test animals and costs of product development.
•Provide a basis for wider international harmonization of registration requirements through the VICH Outreach Forum (VOF).
•Monitor and maintain existing VICH guidelines, taking particular note of the ICH work program and, where necessary, update these VICH guidelines.
•Ensure efficient processes for maintaining and monitoring consistent interpretation of data requirements following the implementation of VICH guidelines.
•By means of a constructive dialogue between regulatory authorities and industry, provide technical guidance enabling response to significant emerging global issues and science that impact on regulatory requirements within the VICH regions.
Human Capital Management
As of December 31, 2020, we had approximately 11,300 employees worldwide, which included approximately 5,300 employees in the U.S. and approximately 6,000 in other jurisdictions. We view the strength of our team and our talented colleagues around the world as a critical component of our past and future success. We are committed to continuing to be a company our colleagues can be proud of and to attracting, retaining and developing the best talent in the industry through our focus on workplace culture and engagement, diversity, equity and inclusion, talent recruitment, development and retention, benefits and compensation, and employee health and safety. The Human Resources Committee of our Board of Directors is responsible for overseeing talent development, diversity and inclusion, and employee engagement programs and policies, and the Quality and Innovation Committee regularly reviews employee health and safety metrics.
Certain of our employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in particular jurisdictions, including a small number of employees in the U.S.
Workplace Culture and Employee Engagement
We have established Core Beliefs that are the foundation of the commitments we make to each other, our customers and our stakeholders every day:
•Our Colleagues Make the Difference
•Always Do the Right Thing
•Customer Obsessed
•Run It Like You Own It
•We are One Zoetis
We value responsibility and integrity. Our Code of Conduct contains general guidelines for conducting business with the highest standards of ethics. We are committed to an environment where open, honest communications are the expectation, not the exception. We have an Open Door Policy where colleagues are encouraged to present ideas, concerns, questions, problems or suggestions directly to any level of leadership within Zoetis, without fear of retaliation.
We assess colleague engagement and key drivers enabling organizational performance by regularly conducting employee engagement surveys. Our engagement rate in 2020 was 89%. Insights from the Company’s engagement survey are used to develop both company-wide and business function level organizational and talent development plans.
11 |

Diversity, Equity and Inclusion
We strive to create an environment where colleagues feel valued and cared for and understand the important role we play in embracing diversity to improve the quality of our innovation, collaboration and relationships. In January 2020, we appointed a new Chief Talent, Diversity, Equity & Inclusion Officer, reporting to our Chief Human Resources Officer, who oversees a team dedicated to executing on our diversity, equity and inclusion strategy, which is reviewed with our executive leadership team and Board of Directors each year.
Our diversity, equity & inclusion focus and commitment begins with our leadership team of diverse backgrounds, experiences and ethnicities (50% of the executive team, including our Chief Executive Officer, are women), and it is demonstrated in our support of our colleagues and industry. We are committed to accelerating inclusion, equity and more diverse representation across the company and have developed aspirations for change to make Zoetis and our industry more inclusive, including specific aspirations focused on increasing the representation of people of color and women within our company by the end of 2025.
•Increase representation of women at the director level and above globally from 32% to 40%;
•Increase overall representation among people of color in the U.S. from 21% to 25%;
•Increase representation of Black colleagues in the U.S. from 4% to 5%; and
•Increase representation of Latinx colleagues in the U.S. from 5% to 6%.
We established a Diversity, Equity & Inclusion Council in January 2020 that represents a diverse group of colleagues across locations, functions and communities, who serve as ambassadors and champions for diversity, equity and inclusion initiatives. In addition to the Diversity, Equity & Inclusion Council, in 2020, we also introduced six Colleague Resource Groups, which are an important catalyst to foster a diverse, inclusive environment, while positively impacting our business and community.
In 2020, we offered diversity, equity and inclusion training to all our employees.
Talent Recruitment, Development and Retention
We employ a variety of career development, employee benefits, policies and compensation programs designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for diverse needs including generous parental leave policies and expanded adoption, fertility and surrogacy benefits for all colleagues equitably. We have internal programs designed to develop and retain talent, including a talent portal, mentoring programs, career planning resources, leadership development programs, performance management and training programs. In particular, our R&D team recruits scientists and research and development personnel from universities and scientific associations and forums and leverages a variety of R&D-specific talent tools. In 2020, our voluntary attrition rate was 10.6%.
Compensation and Benefits
We strive to support our colleagues’ well-being and enable them to achieve their best at work and at home. Our compensation and benefits and programs are designed to support colleague well-being including physical and mental health, financial wellness, and family and lifestyle resources. We recognize the diverse needs of our colleagues around the world and have developed comprehensive programs that vary by country and region to best address them. In the U.S., these benefits include flexible work arrangements, educational assistance, mental health support, and inclusive family-friendly benefits like fully paid parental leave, including for adoptions, fathers and same sex partners, as well as fertility and surrogacy benefits. During the COVID-19 pandemic, we enhanced our childcare benefits and our flexible work arrangements to support our colleagues in managing their work and family responsibilities.
We are proud of our continuing record of being recognized as a top employer by esteemed publications and organizations around the world.
Employee Health and Safety
We are committed to ensuring a safe working environment for our colleagues, and our Global Environmental Health and Safety (EHS) Policy standards define EHS performance requirements for each site, procedures and recommended practices. Our sites have injury prevention programs, and we strive to build a best-in-class safety culture. Our procedures emphasize the need for the cause of injuries to be investigated and for action plans to be implemented to mitigate potential recurrence.
We track health and safety performance metrics including total injury rate (TIR), lost time injury rate (LTIR), restricted work injuries and medical treatment injuries on a monthly basis for all manufacturing and research and development sites, as well as for U.S. offices, field force, fleet and logistics. Since 2018, we have tracked TIR and LTIR for all our operations worldwide. Our safety programs have resulted in strong safety performance, with TIR and LTIR rates being lower than the industry averages.
In response to the COVID-19 pandemic, we have implemented and continue to implement safety measures in all our facilities.

12 |

Information about our Executive Officers
Kristin C. Peck
Age 49
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
Age 49
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
Timothy J. Bettington
Age 47
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
Age 54
Executive Vice President, General Counsel and Corporate Secretary
Ms. Chen has served as our Executive Vice President and General Counsel since October 2012, and as our Corporate Secretary since July 2012. Since January 2020, Ms. Chen has had oversight responsibility for our Human Health Diagnostics business. Prior to Zoetis, Ms. Chen was Vice President and Chief Counsel of Pfizer Animal Health, our predecessor company, from 2009 to 2012. Ms. Chen joined Pfizer in 1998 and held various legal and compliance positions of increasing responsibility, including lead counsel for Pfizer’s Established Products (generics) business.
Robert E. Kelly
Age 49
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
Age 60
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
13 |

Roxanne Lagano
Age 56
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
Age 54
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
J. Michael McFarland
Age 62
Executive Vice President and Chief Medical Officer
Dr. McFarland was appointed Executive Vice President and Chief Medical Officer in November 2020 and also leads Global Commercial Development (GCD), Customer Experience, and Sustainability at Zoetis. Previously, Dr. McFarland served as our Executive Vice President and Group President, Accelerated Growth Businesses from January 2020 to November 2020 where he oversaw a portfolio of Zoetis businesses, including Global Diagnostics, Genetics, BioDevices, Precision Livestock Farming and Platinum Performance. Dr. McFarland previously served as our Head of U.S. Cattle Marketing and Marketing Operations from May 2019 to January 2020, after having played a similar role for the U.S. Petcare business from June 2015 to May 2019 during a period of key product launches and growth. During his career, he has led veterinary services and marketing organizations for companion animals and livestock at Zoetis and Pfizer. Dr. McFarland also worked for 15 years in private practice as a companion animal veterinarian.
Abhay Nayak
Age 33
Executive Vice President, Head of Strategy and Accelerated Growth Businesses
Mr. Nayak serves as our Executive Vice President, Head of Strategy and Accelerated Growth Businesses, where he leads our global business strategy and drives strategic alignment and execution across a group of businesses, including Global Diagnostics, Genetics, BioDevices, Precision Livestock Farming and Platinum Performance. He was appointed as our Head of Strategy and Accelerated Growth Businesses in November 2020 and became Executive Vice President in February 2021. Previously, he served as our Head of Global Strategy, Commercial Development and Customer Experience at Zoetis from January 2020 to November 2020 and as our Head of Corporate Strategy from July 2018 to December 2019. Prior to joining Zoetis, Mr. Nayak was a consultant at McKinsey & Company from July 2015 to June 2018, where he advised leading pharmaceutical and medical device companies on crafting and executing global growth strategies. Prior to that, Mr. Nayak was an Assistant Vice President at Barclays Bank Plc in their Investment Banking Division in London.

Sherry Pudloski
Age 53
Executive Vice President, Corporate Affairs and Communications
Ms. Pudloski has served as our Executive Vice President, Corporate Affairs and Communications since March 2020, overseeing Zoetis' U.S. and International Public Affairs teams and Corporate Communications organization. Ms. Pudloski joined Zoetis from Guardian Life Insurance Company where she most recently served as Chief Communications Officer. Ms. Pudloski has considerable experience in communications, corporate social responsibility and healthcare policy. She formerly held executive leadership roles with Pfizer, Novartis and Ogilvy Public Relations, where she led the global healthcare practice.

Roman Trawicki
Age 57
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
14 |

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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2020 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:
•environmental-related capital expenditures - approximately $4 million; and
•other environmental-related expenditures - approximately $18 million.
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
Also available on our website is information relating to corporate governance at Zoetis and our Board of Directors, including as follows: our Corporate Governance Principles; Director Qualification Standards; Zoetis Code of Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Controller); Code of Business Conduct and Ethics for our Directors; Board Committees and Committee Charters; and ways to communicate by email with our Directors. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Zoetis Inc., 10 Sylvan Way, Parsippany, New Jersey 07054. Information relating to shareholder services is also available on our website. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards affecting our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Controller on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules.
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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2020 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.
15 |

Item 1A. Risk Factors.
In addition to the other information set forth in this 2020 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to the impact of the coronavirus (COVID-19) pandemic and any recovery therefrom on our business, our 2021 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates and tax regimes and any changes thereto, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
Summary of Risk Factors
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in this “Risk Factors” section, including the following:

Risks related to our business and industry
•The COVID-19 pandemic has negatively affected the global economy; has disrupted our and our customers', suppliers', and vendors' operations; has significantly affected our business and operations; and may materially adversely affect our business, financial condition, results of operations and/or cash flows.
•Our products are subject to unanticipated safety, quality or efficacy concerns.
•Our results of operations are dependent on the success of our top products.
•Generic and other products may be viewed as more cost-effective than our products.
•The animal health industry is highly competitive.
•Disruptive innovations and advances in medical practices and technologies could negatively affect the market for our products.
•Consolidation of our customers and distributors could negatively affect the pricing of our products.
•Changes in distribution channels for companion animal products could negatively impact our market share, margins and distribution of our products.
•Restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals may become more prevalent.
•Perceived adverse effects linked to the consumption of food derived from animals that utilize our products or animals generally could cause a decline in the sales of such products.
•Increased regulation or decreased governmental financial support relating to the raising, processing or consumption of food-producing animals could reduce demand for our livestock products.
•An outbreak of infectious disease carried by animals could negatively affect the sale and production of our products.
Risks related to research and development
•Our R&D, acquisition and licensing efforts may fail to generate new products and product lifecycle innovations.
•We may experience difficulties or delays in the development, manufacturing and commercialization of new products.
•Our R&D relies on evaluations in animals, which may become subject to bans or additional restrictive regulations.
16 |

Risks related to manufacturing
•Manufacturing problems and capacity imbalances may cause product launch delays, inventory shortages, recalls or unanticipated costs.
•We rely on third parties to provide us with materials and services, and are subject to increased labor and material costs and potential disruptions in supply.
•There may be delays and additional costs due to changes to our existing manufacturing facilities and the construction of new manufacturing plants.
Risks related to legal matters and regulation
•Our business is subject to substantial regulation.
•The misuse or off-label use of our products may harm our reputation or result in financial or other damages.
•Laws and regulations governing global trade compliance could adversely impact our business.
•We may be unable to adequately protect our stakeholders' privacy or we may fail to comply with privacy laws.
Risks related to operating in foreign jurisdictions
•A significant portion of our operations are conducted in foreign jurisdictions, including jurisdictions presenting a high risk of bribery and corruption, and are subject to the economic, political, legal and business environments of the countries in which we do business.
•We may not be able to realize the expected benefits of our investments in emerging markets and are subject to certain risks due to our presence in emerging markets, including political or economic instability and failure to adequately comply with legal and regulatory requirements.
Risks related to intellectual property
•The alleged intellectual property rights of third parties may negatively affect our business.
•If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our research and development efforts.
Risks related to information technology
•We may be unable to adequately protect our information technology systems from cyber-attacks, breaches of security or misappropriation of data, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
Risks related to our relationship with Pfizer
•Certain of our directors may have actual or potential conflicts of interest because of their positions with Pfizer.
•Pfizer's rights as licensor under the patent and know-how license could limit our ability to develop and commercialize certain products.
•We are dependent on Pfizer to prosecute, maintain and enforce certain intellectual property.
•If there is a later determination that the Exchange Offer or certain related transactions are taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling and/or any tax opinion are incorrect or for any other reason, we could incur significant liabilities.
Risks related to our business and industry
The COVID-19 pandemic has negatively affected the global economy; has disrupted our and our customers', suppliers', and vendors' operations; has significantly affected our business and operations; and may materially adversely affect our business, financial condition, results of operations and/or cash flows.
The spread of the novel coronavirus (COVID-19) has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns of non-essential businesses. While some of these restrictions have been lifted or eased in certain jurisdictions, other jurisdictions have seen increases in new COVID-19 cases, resulting in restrictions being reinstated or new restrictions being imposed.
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
There continues to be considerable uncertainty regarding such measures and potential future measures. In particular, we, and the contract manufacturing organizations (CMOs) we work with, could be asked or ordered to perform certain activities for human health that would divert significant manufacturing and other resources away from our business and could expose us to additional liability. Future restrictions on our access to or control over our manufacturing facilities or on our support operations or workforce, or similar limitations on our vendors or suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, or export bans could limit our ability to meet customer demand and have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
17 |

The COVID-19 pandemic also has and may continue to reduce demand for our products as a result of the negative impact it has had and may continue to have on our livestock and companion animal customers. Our livestock customers have been and may continue to be challenged by voluntary or mandatory facility closures, reduced packing plant capacity, travel bans and quarantines inhibiting consumption of protein and transportation of live animals, and labor shortages negatively impacting their operations. For example, a number of significant meat processing plants were closed temporarily during the COVID-19 pandemic after employees tested positive for COVID-19. In addition, our companion animal customers’ businesses in certain geographies have been and may continue to be negatively impacted by reduced demand for their veterinary services. The resulting reduction in demand for our products, has negatively impacted our business, financial condition, results of operations and cash flows and may have a material adverse effect on our business, financial condition, results of operations and/or cash flows, if such demand reduction accelerates or is prolonged.
Moreover, while our research and development organization has continued to operate as an essential business, future measures imposed by governments and other authorities to try to contain the COVID-19 pandemic could impede the ability of our R&D organization to complete clinical studies required to register new products in the manner and on the timeline we anticipate and current and future product approvals may be delayed, which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
The COVID-19 pandemic has also significantly increased economic uncertainty and has led to continued disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital. The economic impact of the ongoing COVID-19 pandemic has resulted in a global recession that may continue for an unknown period of time. In order to preserve liquidity, we issued debt securities in May 2020 and we may incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise in the future. An increase in our outstanding indebtedness will result in additional interest expense. We may also seek to conserve cash by reducing or canceling future dividends or delaying capital expenditures. Risks related to negative economic conditions are described in our risk factor titled "Our business is subject to risk based on global economic conditions" below.
Additionally, many of our workforce continue to work remotely as a result of the pandemic. Remote working arrangements could increase operational risks, including, but not limited to, risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security, any of which could have a material adverse effect on our business. Working outside of the typical work environment may also introduce additional complexity or inefficiency into our normal processes for key areas like the preparation of financial statements or marketing and sales, which could negatively impact our business. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, including as part of the reopening process, may also result in legal claims or litigation against us.
We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to continue to impact our business, financial condition, results of operations and/or cash flows in 2021. The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Risk Factors section, any of which could have a material effect on us. This situation continues to change rapidly and additional impacts may arise that we are not aware of currently.
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
If any of our top products experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects, manufacturing disruptions, regulatory proceedings, labeling changes, negative publicity, changes to veterinarian or customer preferences, and/or disruptive innovations or the introduction of more effective products, our revenues could be negatively impacted, perhaps significantly. Our top five products, Apoquel, the Simparica product line, the Revolution/Revolution Plus/Stronghold product line, Draxxin, and the ceftiofur product line, contributed approximately 31% of our revenue in 2020. Any issues with these top products would have a more significant impact to our results of operations.
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
18 |

have declined by approximately 23% in the years since their introduction. Sales of our Clavamox products in the U.S. also continue to be negatively impacted by generic competition.
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
Some of our products' patents have expired, and over the next few years, additional products' patents will expire as described below. Draxxin, Revolution/Revolution Plus/Stronghold, and the ceftiofur product line contributed approximately 15% of our revenue in 2020.
•Draxxin, containing the active ingredient tulathromycin, is covered by a formulation patent in the U.S. that expired in February 2021. Corresponding formulation patents in Europe, Canada, Australia and other key markets expired in late 2020, with the exception of the formulation patents in Brazil and Japan that both expire in 2025. The active ingredient tulathromycin is protected in Brazil until 2022 and in Japan until 2023. Generic tulathromycin products are now marketed in key markets including Europe, Canada, Mexico and Australia, as well as in many smaller markets. Additional marketing authorizations for generic tulathromycin products may be granted in various markets in the future. Market entry of generic tulathromycin products in the U.S. is expected in 2021.
•Several patents covering Excede/Naxcel, part of the ceftiofur antibiotic product line, began expiring in the U.S. in 2015. The patent covering the commercial formulation of Excede in the U.S. extends to 2024, but expires in September 2021 in Europe, Canada and Australia. Corresponding patents in Japan and Brazil expire in 2026 and 2027, respectively. The commercial method of administration patent relevant to the product line expires in 2023 in the U.S., Europe and Australia. Generic versions of Excede have entered the market in Mexico and Russia. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024.
•The compound patent for selamectin, the active ingredient in our parasiticides Revolution, Revolution Plus and Stronghold, expired in 2014. Formulation patents covering these products expired in important markets in 2019. Generic versions of selamectin are now sold in markets including the U.S., Europe, Australia and Canada.
•In addition, the patent for the active ingredient of Convenia® has expired; however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023.
•The patent for the active ingredient of Cerenia has expired; however, there are formulation patents relevant to the injectable product line which expire between 2025 and 2028. Generic versions of Cerenia have been registered and marketed in Canada and Europe. At this time, there is no indication of an impending market entry of a generic version of Cerenia in the U.S.
•The formulation patent covering ProHeart 12 expired in the U.S. in 2019, but expires in Australia, Canada and Japan in October 2021.
Zoetis typically enforces its patents whenever appropriate both within and outside the U.S., including by filing infringement claims against other parties.
The animal health industry is highly competitive.
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. There are also several start-up companies working in the animal health area. We also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. These competitors may have access to greater financial, marketing, technical and other resources or have significant market share in particular areas. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. In recent years, there has been an increase in consolidation in the animal health industry, which could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to a decrease in our revenue and profitability and an increase in competition. In addition to competition from established market participants, new entrants to the animal health medicines, vaccines and diagnostics industry could substantially reduce our market share or render our products obsolete.
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
19 |

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
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. Companion animal owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years and has been accelerated by the increase in e-commerce during the COVID-19 pandemic. Companion animal owners also could decrease their reliance on, and visits to, veterinarians as they rely more on Internet-based animal health information. Because we primarily market our companion animal products through the veterinarian distribution channel, any decrease in visits to veterinarians by companion animal owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, companion animal owners may substitute human health products for animal health products if human health products are deemed to be lower-cost alternatives.
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
We pursue acquisitions, technology licensing arrangements, strategic alliances or divestitures of some of our businesses as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis or at all. In addition, we may be subject to regulatory constraints or limitations or other unforeseen factors that prevent us from realizing the expected benefits. Even if we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may be unable to integrate acquisitions successfully into our existing business, and we may be unable to achieve expected gross margin improvements or efficiencies. We also could incur or assume significant debt and unknown or contingent liabilities. Divesting businesses entails numerous operational and financial risks, including difficulties separating businesses or product groups, diversion of management’s attention away from other business concerns, adverse customer reaction, and potential loss of key employees or customers. Our reported results of operations could be negatively affected by acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. We may be subject to litigation in connection with, or as a result of, acquisitions, dispositions, licenses or other alliances, including claims from terminated employees, customers or third parties, and we may be liable for future or existing litigation and claims related to the acquired business, disposition, license or other alliance because either we are not indemnified for such claims or the indemnification is insufficient.
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
From time to time, we may acquire or implement new business lines or offer new products and services within existing lines of business. For example, we have recently expanded our diagnostics business with additional point-of-care offerings and reference labs. We are also investing in genetics and precision livestock farming, digital technology and data analytics and insurance agency services. There may be substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation of a new line of business or a new product or service.
20 |

New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services. Other risks include: (i) potential diversion of management’s attention, available cash, and other resources from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into or acquire the new line of business; (iv) potential damage to existing customer relationships, lack of customer acceptance or inability to attract new customers; and (v) the inability to compete effectively. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.
Restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.1 billion for the year ended December 31, 2020.
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
Macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Moreover, customers may seek lower price alternatives to our products if they are negatively impacted by poor economic conditions. Infectious disease outbreaks, pandemics and widespread fear of spreading disease through human contact can cause disruptions to or negatively impact our, our customers’ and our distributors’ business operations, which could materially adversely affect our operating results. Furthermore, our exposure to credit and collectability risk is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk, there can be no assurances such procedures will effectively limit such risk and avoid losses.
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
21 |

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
Our business may be negatively affected by weather conditions, natural disasters and the availability of natural resources.
Weather conditions, including excessive cold or heat, natural disasters and other events, could negatively impact our livestock customers by impairing the health or growth of their animals or the production or availability of feed. Such events can also interfere with our livestock customers’ operations due to power outages, fuel shortages, damage to their farms or facilities or disruption of transportation channels, among other things. For example, severe droughts can lead to a decrease in harvested corn and higher corn prices, which may impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock sizes that may result in reduced spending on animal health products. In addition, droughts can lead to reduced availability of grazing pastures, forcing cattle producers to cull their herds. Fewer heads of cattle could result in reduced demand for our products. Heat waves may cause stress in animals and lead to increased vulnerability to disease, reduced fertility rates and reduced milk production. Adverse weather conditions and natural disasters may also have a material impact on the aquaculture business.
Furthermore, livestock producers depend on the availability of natural resources, including large supplies of fresh water. Their animals' health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth, or floods, droughts or other weather conditions. In the event of a natural disaster, adverse weather conditions, or a shortage of fresh water, veterinarians or livestock producers may purchase less of our products and our operating results and financial condition could be materially adversely affected.
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
Adverse weather events and natural disasters may also interfere with and negatively impact operations at our manufacturing sites, research and development facilities and office buildings, which could have a material adverse effect on our operating results and financial condition, especially if such interruptions to regular operations are frequent or prolonged.
The animal health industry and demand for many of our animal health products in particular regions are also affected by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from pests, such as ticks. As a result, we may experience regional and seasonal fluctuations in our results of operations.
Climate change could have a material adverse impact on our and our customers’ businesses.
We operate in many regions, countries and communities around the world where our businesses, and the activities of our customers, could be disrupted by climate change. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our and our customers’ businesses. Increased temperatures and rising water levels may negatively impact our livestock customers by increasing the prevalence of parasites and diseases that affect food animals. In addition, changes in water temperatures could affect the timing of reproduction and growth of various fish species, and trigger the outbreak of certain water borne diseases. The physical changes caused by climate change may also prompt changes in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations, particularly those in the livestock industry, through climate-related impacts such as increased air and water temperatures, rising water levels and increased incidence of disease in livestock. If such events affect our customers’ businesses, they may purchase fewer Zoetis products, and our revenues may be negatively impacted. Climate driven changes could have a material adverse impact on the financial performance of our business, and on our customers.
Moreover, there has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. In the U.S., there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of investments of capital to maintain compliance with laws and regulations and taxes. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.
Modification of foreign trade policy by the U.S. or foreign countries or the imposition of tariffs on U.S. or foreign goods may harm our business.
Changes in U.S. laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our operating results. A number of our customers, particularly U.S.-based
22 |

livestock producers, benefit from free trade agreements. The U.S., Canada and Mexico reached an agreement to replace the North American Free Trade Agreement (NAFTA) with the United States-Mexico-Canada Agreement (USMCA), which became effective on July 1, 2020, but it remains to be seen what the ultimate impact of the new USMCA will be on our customers. The new provisions of the USMCA, as well as any other changes to international trade agreements or policies, could harm our customers, and as a result, negatively impact our financial condition and results of operations.
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
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2020, we had goodwill of $2.7 billion and identifiable intangible assets, less accumulated amortization, of $1.7 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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
23 |

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
New products may appear promising in development but fail to reach the market within the expected or optimal timeframe, or at all. In addition, product extensions or additional indications may not be approved. Developing and commercializing new products subjects us to inherent risks and uncertainties, including (i) delayed or denied regulatory approvals, (ii) delays or challenges with producing products in accordance with regulatory requirements, on a commercial scale and at a reasonable cost; (iii) failure to accurately predict the market for new products; and (iv) efficacy and safety concerns. In addition, a failure to continue to identify and develop products, both internally and through external sources, could impact our future success. Once necessary regulatory approvals are obtained, the commercial success of any new product depends upon, among other things, its acceptance by veterinarians and end customers, and on our ability to successfully manufacture, market, and distribute products in sufficient quantities to meet actual demand. For example, we experienced challenges in manufacturing Apoquel when it was initially launched in 2015 that impacted our ability to meet customer demand. As a result, we had to place limits on the amounts of this product veterinarians could purchase and delayed the launch of the product in certain markets. The inability to successfully bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings.
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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2020, we had a global manufacturing network consisting of 29 manufacturing sites located in 13 countries. We also employ a network of 144 third-party CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
Minor deviations in our manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including:
•the failure of us or any of our vendors or suppliers, including logistical service providers, to comply with applicable regulations and quality assurance guidelines, including any changes to Good Manufacturing Practices (GMP);
•mislabeling;
•construction delays;
•equipment malfunctions;
•shortages of materials;
•labor problems, including any COVID-related impacts;
•delays in receiving any required governmental authorizations, including as a result of any prolonged shutdown of the U.S. government;
•natural disasters;
•power outages;
•criminal and terrorist activities;
•changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, shipping distributions or physical limitations; and
•the outbreak of any highly contagious diseases near our production sites.
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, we experienced challenges in manufacturing Apoquel when it was initially launched in 2015 that impacted our ability to meet customer demand. As a result, we had to place limits on the amounts of this product veterinarians could purchase and delayed the launch of the product in certain markets. In addition, the
24 |

regulatory agency in Russia no longer accepts GMP certificates issued by outside authorities and instead requires country-specific GMP certification based on local GMP rules. As a result, we have ongoing programs at the relevant manufacturing sites to satisfy the Russia-specific GMP requirements. Our failure to achieve these necessary certifications on a timely basis or at all could impact our ability to sell our products in Russia.
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
The materials used to manufacture our products may be subject to availability constraints and price volatility caused by changes in demand, weather conditions, supply conditions, government regulations, economic climate and other factors, including any impacts caused by the COVID-19 pandemic. In addition, labor costs may be subject to volatility caused by the supply of labor, governmental regulations, economic climate and other factors. Increases in the demand for, availability or the price of, materials used to manufacture our products and increases in labor costs could increase the costs to manufacture our products, result in product delivery delays or shortages, and impact our ability to launch new products on a timely basis or at all. We may not be able to pass all or a material portion of any higher material or labor costs on to our customers, which could materially adversely affect our operating results and financial condition.
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
As part of our supply network strategy, we have invested and will continue to invest in improvements to our existing manufacturing facilities and in new manufacturing plants. We are currently investing in a new plant in Suzhou, China for the research and production of vaccines in China. In addition, certain of our existing manufacturing facilities are in the process of being upgraded. These types of projects are subject to risks of delay or cost overruns inherent in any large construction project, and require licensure by various regulatory authorities. Significant cost overruns or delays in completing these projects could have an adverse effect on the Company’s return on investment.
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
In addition, we will not be able to market new products unless and until we have obtained all required regulatory approvals in each jurisdiction where we propose to market those products. Even after a product reaches market, it may be subject to re-review and may lose its approvals. We have changed, and may in the future change, the locations of where certain of our products are manufactured and, because of these changes, we may be required to obtain new regulatory approvals. Our failure to obtain approvals, delays in the approval process, including any delays resulting from COVID-19 or any prolonged shutdown of the U.S. government, or our failure to maintain approvals in any jurisdiction, may prevent us from selling products in that jurisdiction until approval or reapproval is obtained, if ever.
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
25 |

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
Laws and regulations governing global trade compliance could adversely impact our business.
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. In addition, engaging in sales activities to foreign governments introduces additional compliance risks, including risks specific to anti-bribery regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act 2010 and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations.
From time to time, we have limited business dealings in countries subject to comprehensive sanctions and sell products in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, or that any businesses that we may acquire have complied with such regulations, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows. For example, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran potentially in violation of the Iranian Transactions and Sanctions Regulations (ITSR) administered by OFAC. The sales were made by our Platinum Performance business, which we acquired in August 2019.
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
26 |

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
The protection of customer, employee, supplier and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers, employees and suppliers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws, including the EU General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA) and the Health Insurance Portability and Accountability Act, could result in lost sales, remediation costs, and legal liability including severe penalties, regulatory action and reputational harm. For example, the EU’s GDPR requires companies to meet certain requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. We have been investing in data and digital capabilities and have expanded our diagnostics portfolio, and as a result, we possess and process an increasing amount of data, which could increase the risk of our potential exposure.
Additionally, the exit by the U.K. from the European Union, or Brexit, took effect in January 2020, which will lead to further legislative and regulatory changes. While the Data Protection Act of 2018 that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is still unclear whether transfer of data from the EEA to the U.K. will remain lawful in the long term under GDPR. With the expiration of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into U.K. national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the U.K. and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the U.K. privacy laws in connection with any measures we take to comply with them.
Despite our considerable efforts and investments in technology to secure personal, customer and supplier data stored on our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. In addition, the payment card industry (PCI) is controlled by a limited number of vendors that have the ability to impose changes in PCI's fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses. Such failures could materially adversely affect our operating results and financial condition.
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
Our international operations could be limited or disrupted by any of the following:
•volatility in the international financial markets;
•compliance with governmental controls;
•difficulties enforcing contractual and intellectual property rights;
•theft or compromise of technology, data and intellectual property;
•parallel trade in our products (importation of our products from European Union countries where our products are sold at lower prices into European Union countries where the products are sold at higher prices);
•compliance with a wide variety of laws and regulations, such as the FCPA and similar non-U.S. laws and regulations;
27 |

•compliance with foreign labor laws;
•burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements;
•changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers, including the imposition of limits on our profitability;
•political and social instability, including crime, civil disturbance, terrorist activities and armed conflicts;
•trade restrictions and restrictions on direct investments by foreign entities, including restrictions administered by OFAC and the European Union, in relation to our products or the products of farmers and other customers (e.g., restrictions on the importation of agricultural products from the European Union to Russia);
•government limitations on foreign ownership;
•government takeover or nationalization of business;
•changes in tax laws and tariffs;
•imposition of anti-dumping and countervailing duties or other trade-related sanctions;
•costs and difficulties and compliance risks in staffing, managing and monitoring international operations, including the use of overseas third-party goods and service providers;
•corruption risk inherent in business arrangements and regulatory contacts with foreign government entities;
•longer payment cycles and increased exposure to counterparty risk; and
•additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.
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
In June 2016, voters in the United Kingdom (U.K.) approved an advisory referendum to withdraw from the European Union and on January 31, 2020, the U.K. exited the EU, commonly referred to as "Brexit." On December 24, 2020, the U.K. and EU reached a post-Brexit Trade and Cooperation Agreement that contains new rules governing the new relationship between the U.K. and the EU, including with respect to trade, travel and immigration among other things. Brexit-related impacts on our business could include disruption of the free movement of goods, services, and people between the U.K. and the EU, increased legal and regulatory complexities, higher costs of conducting business in Europe, potential inventory shortages in the U.K., increased regulatory burdens and costs to comply with U.K.-specific regulations and higher transportation costs for our products coming into and out of the U.K. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU. The U.K.'s vote to exit the EU could also result in similar referendums or votes in other EU member countries in which we do business. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.
Foreign exchange rate fluctuations and potential currency controls affect our results of operations, as reported in our financial statements.
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2020, we generated approximately 42% of our revenue in currencies other than the U.S. dollar, principally the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, and U.K. pound. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
28 |

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
For example, on October 12, 2020, the Organisation for Economic Co-operation and Development (OECD) published a package of reports, known as the Blueprints, which provide technical details about a two-pillar approach to address the tax challenges of the digital economy. Pillar One would amend profit allocation and nexus rules to grant more taxing rights to countries where consumers are located regardless of the physical presence of the business. Pillar Two introduces common global minimum tax rules across the countries participating in the OECD Inclusive Framework. Such rules would operate through top-up taxes and other measures if a multinational group’s income is not subject to a sufficient level of tax in particular jurisdictions. These two proposals combined may represent a significant change in the international tax regime. These proposals require unanimous consent and are currently in a “public comment” period. There is risk of an adverse impact to our effective tax rate as a result of these proposals, but the amount of such impact remains uncertain at this time.
With a new administration elected in the 2020 U.S. presidential and congressional elections, the enactment of comprehensive tax reform may be likely which may have an adverse impact to our effective tax rate. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.
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
A third party may sue us, our distributors or licensors, or otherwise make a claim, alleging infringement or other violation of the third-party's patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. If we do not prevail in this type of dispute, we may be required to:
•pay monetary damages;
•obtain a license in order to continue manufacturing or marketing the affected products, which may not be available on commercially reasonable terms, or at all; or
•stop activities, including any commercial activities, relating to the affected products, which could include a recall of the affected products and/or a cessation of sales in the future.
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
29 |

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
Our long-term success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret, data protection, and domain name protection laws, as well as confidentiality and license agreements with our employees and others, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents, or be approved on a timely basis, or at all. Similarly, any term extensions that we seek may not be approved on a timely basis, if at all. Our currently pending and granted patents may be challenged in post grant review, inter partes review or opposition or revocation proceedings. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area. The valid scope of our patent claims also may vary between countries, as individual countries have their own patent laws. For example, some countries only permit the issuance of patents covering a novel chemical compound itself, and its first use, and thus further methods of use for the same compound, may not be patentable. We may be subject to challenges by third parties regarding our intellectual property, including claims regarding validity, enforceability, scope and effective term. The validity, enforceability, scope and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings that differ between jurisdictions. Our ability to enforce our patents also depends on the laws of individual countries and each country's practice with respect to enforcement of intellectual property rights. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.
Changes in patent law and practice in the U.S. and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. For instance, U.S. court decisions continue to influence changes to U.S. Patent and Trademark Office Guidelines regarding inventions in the field of products isolated from nature and diagnostic methods which may influence future patenting strategy in these areas. Patent law reforms and new case law could result in increased costs to protect our intellectual property and/or limit our ability to adequately patent our products.
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
30 |

Risks related to information technology
We may be unable to adequately protect our information technology systems from cyber-attacks, breaches of security or misappropriation of data, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
Our reputation as a global leader in animal health and our reliance on complex information systems and digital solutions make us inherently vulnerable to malicious cyber intrusion and attack. In addition, we have been investing in data and digital capabilities and have expanded our diagnostics portfolio, and as a result, there could be an increased likelihood of a cyber-attack or breach of security that could negatively impact us or our customers. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware, denial-of-service attacks, and other means to threaten data confidentiality, integrity and availability. In addition, despite our efforts to protect sensitive, confidential or personal data or information, we (or our third party partners) may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information (including confidential business information, trade secrets, intellectual property and corporate strategic plans), defective products, production downtimes and operational disruptions.
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
31 |

Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2020, we had approximately $7.25 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
We also have outstanding floating rate notes due 2021 (2021 floating rate notes) that have their interest rate calculated quarterly using three-month LIBOR. In addition, we hold certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our senior notes due 2028 so that a portion of the interest payable on these notes is effectively variable based on LIBOR. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, and supervisory guidance has encouraged banks to stop using LIBOR in new financial contracts as soon as practical and, in any event, by the end of 2021. It continues to appear likely that LIBOR will be discontinued or modified by the end of 2021, or at the latest by June 2023 for certain U.S. dollar LIBOR tenors. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (SOFR), a new index calculated by short-term repurchase agreements backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. The discontinuance or modification of LIBOR, the introduction of alternative reference rates or other reforms to LIBOR could cause the interest rate calculated on our 2021 floating rate notes and the interest rate swap agreements associated with our senior notes due 2028 to be materially different than expected.
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
32 |

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
Upon the occurrence of a change of control of Zoetis and a downgrade below investment grade by Moody's Investor Services, Inc. and S&P Global Ratings, a division of S&P Global Inc., we will be required to offer to repurchase all of our outstanding senior notes. However, we may not have sufficient funds available at the time of the change of control to finance the required change of control offer or restrictions in our then-existing debt instruments will not allow such repurchases. Our failure to purchase the senior notes as required under the indenture would result in a default under the indenture, which could have material adverse consequences for us and the holders of the senior notes.
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
33 |

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
There may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through December 31, 2020, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $28.14 on April 15, 2014 to a high sales price of $176.64 on November 5, 2020. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2020 Annual Report, are:
•our operating performance and the performance of our competitors;
•our or our competitors' press releases, other public announcements and filings with the SEC regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
•changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;
•changes in our investor base;
•failures to meet external expectations or management guidance;
•fluctuations in our financial results or the financial results of companies perceived to be similar to us;
•changes in our capital structure or dividend policy, future issuances or repurchases of securities, sales of large blocks of common stock by our stockholders or the incurrence of additional debt;
•reputational issues;
•changes in general economic and market conditions in any of the regions in which we conduct our business;
•the impact of the COVID-19 pandemic;
•the arrival or departure of key personnel;
•the actions of speculators and financial arbitrageurs (such as hedge funds);
•changes in applicable laws, rules or regulations and other dynamics; and
•other developments or changes affecting us, our industry or our competitors.
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
On December 9, 2020, our Board of Directors declared the 2021 first quarter dividend of $0.25 per share to be paid on March 1, 2021, to holders of record on January 20, 2021; and on February 10, 2021, our Board of Directors declared the 2021 second quarter dividend of $0.25 per share to be paid on June 1, 2021, to holders of record on April 21, 2021. Although we currently pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the U.S., impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
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
Our amended and restated certificate of incorporation, which we refer to as “our certificate of incorporation,” and our amended and restated by-laws, which we refer to as “our by-laws,” contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:
•a Board of Directors that is divided into three classes with staggered terms;
•rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;
34 |

•the right of our Board of Directors to issue preferred stock without stockholder approval;
•limitations on the right of stockholders to remove directors;
•limitations on the right of stockholders to act by written consent; and
•limitations on the right of stockholders to call for special meetings.
In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our stockholders' best interests.

35 |

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 166 owned and leased properties, amounting to approximately 11.1 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.6 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.7 million square feet. No other site in our global manufacturing network is more than 0.7 million square feet. In addition, our global manufacturing network will continue to be supplemented by 144 CMOs.
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
36 |

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock have been listed on the NYSE (symbol ZTS) since February 1, 2013. Prior to that time, there was no public market for our stock.
As of February 11, 2021, there were 475,166,373 shares of our common stock outstanding, held by 1,748 shareholders of record.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Purchases of Equity Securities by the Issuer
On December 12, 2018, our Board of Directors authorized a multi-year share repurchase program of up to $2.0 billion of our outstanding common stock. As of December 31, 2020, there was approximately $1.4 billion remaining under this authorization. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.
The program does not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act), through repurchase agreements established with several brokers.
Issuer purchases of equity securities for the three months ended December 31, 2020 were as follows:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2020	1,026	$162.05	—	$1,424,104,390
November 1 - November 30, 2020	617	$161.86	—	$1,424,104,390
December 1 - December 31, 2020	641	$161.28	—	$1,424,104,390
Total	2,284	$161.78	—	$1,424,104,390
(a)     The company repurchased 2,284 shares during the three-month period ended December 31, 2020, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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
37 |

Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the five fiscal years beginning with the close of trading on December 31, 2015 and ending December 31, 2020. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes an investment of $100 on December 31, 2015, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, were reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Zoetis Inc.	$100	$112.64	$152.69	$182.38	$283.99	$357.15
S&P 500 Index	$100	$111.96	$136.40	$130.42	$171.49	$203.04
S&P 500 Pharmaceuticals Index	$100	$98.44	$110.81	$119.78	$137.85	$148.23
(a)     This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Zoetis under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.
38 |

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
A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 13, 2020 (our “2019 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov.
Overview of our business
We are a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products, biodevices, genetic tests and precision livestock farming technology. For more than 65 years, we have been committed to enhancing the health of animals and bringing solutions to our customers who raise and care for them.
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer a diversified product portfolio for both companion animals and livestock customers in order to capitalize on local and regional trends and customer needs. See Notes to Consolidated Financial Statements—Note 19. Segment Information.
We directly market our products to veterinarians and livestock producers located in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and are a market leader in nearly all of the major regions in which we operate. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, Chile, China and Mexico, we believe we are one of the largest animal health medicines and vaccines businesses as measured by revenue across emerging markets as a whole. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products.
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
Our products include over 300 products and product lines that we sell in over 100 countries for the prediction, prevention, detection and treatment of diseases and conditions that affect various companion animal and livestock species. The diversity of our product portfolio and our global operations provides stability to our overall business. For instance, in livestock, impacts on our revenue that may result from disease outbreaks or weather conditions in a particular market or region are often offset by increased sales in other regions from exports and other species as consumers shift to other proteins.
A summary of our 2020 performance compared with the comparable 2019 and 2018 periods follows:

	Years Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Revenue	$6,675	$6,260	$5,825	7	7
Net income attributable to Zoetis	1,638	1,500	1,428	9	5
Adjusted net income(a)	1,844	1,755	1,525	5	15
(a)    Adjusted net income is a non-GAAP financial measure. See the Non-GAAP financial measures and Adjusted net income sections of this MD&A for more information.
Our operating environment
Industry
The animal health industry, which focuses on both companion animals and livestock, is a growing industry that impacts billions of people worldwide. The primary companion animal species are dogs, cats and horses. Factors influencing growth in demand for companion animal medicines, vaccines and diagnostics include:
•economic development and related increases in disposable income, particularly in many emerging markets;
•increasing pet ownership;
•companion animals living longer;
•increasing medical treatment of companion animals; and
•advances in companion animal medicines, vaccines and diagnostics.
39 |

The primary livestock species for the production of animal protein are cattle (both beef and dairy), swine, poultry, fish and sheep. Livestock health and production are essential to meeting the growing demand for animal protein of a global population. Factors influencing growth in demand for livestock medicines and vaccines include:
•human population growth and increasing standards of living, particularly in many emerging markets;
•increasing demand for improved nutrition, particularly animal protein;
•natural resource constraints, such as scarcity of arable land, fresh water and increased competition for cultivated land, resulting in fewer resources that will be available to meet an increasing demand for animal protein;
•increasing urbanization; and
•increased focus on food safety and food security.
Product development initiatives
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We believe we are an industry leader in animal health R&D, with a track record of generating new products and product lifecycle innovation. The majority of our R&D programs focus on product lifecycle innovation, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. In addition to traditional medicines and vaccines, we develop products across additional categories to address the needs of veterinarians and producers to predict, prevent, detect and treat conditions in both companion animals and livestock, including products in diagnostics, genetics, precision livestock farming and digital and data analytics.
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
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In addition, consumer preferences in some markets have impacted the use of antibacterials in food producing animals. Such restrictions and consumer preferences in some cases may negatively impact sales of our antibacterial products, but in other instances may increase sales of our products that can be used as antibacterial alternatives. Our total revenue attributable to antibacterials for livestock was approximately $1.1 billion for the year ended December 31, 2020.
Similarly, concerns regarding greenhouse gas emissions and other potential environmental impacts of livestock production have led to some consumers opting to limit or avoid consuming animal products. However, we believe the impact of this trend is limited as the livestock industry is still expected to continue to grow in order to feed a growing global population.
Changing distribution channels for companion animal products
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. However, in the U.S. and certain other markets, companion animal owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years and has been accelerated by the increase in e-commerce during the COVID-19 pandemic. We believe the ability of pet owners to purchase our products online and from retail stores may increase pet owner compliance and result in increased sales, particularly in the near term. However, over time, we may be unable to sustain our current margins due to the increased purchasing power of such retailers as compared to traditional veterinary practices.
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
40 |

customers, which may result in reduced demand for our products, which could have a material adverse effect on our operating results and financial condition.
Competition
The animal health industry is highly competitive. Although our business is the largest by revenue in the animal health medicines, vaccines and diagnostics industry, we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. In recent years, there has been an increase in consolidation in the animal health industry. There are also several start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines, vaccines and diagnostics industry in the future. We also compete with companies that produce generic products, following our products’ loss of exclusivity in a given market. For example, Draxxin currently competes with generic products in key markets including Europe, Canada, Mexico and Australia and we expect generic competition in the U.S. in 2021. For more information regarding the generic competition we currently have and expect to encounter as patents on certain of our key products expire, see Item 1. Business – Intellectual Property.
Weather conditions, climate change and the availability of natural resources
The animal health industry and demand for many of our animal health products in a particular region are affected by weather conditions, as usage of our products follows varying weather patterns and weather-related pressures from pests, such as ticks. As a result, we may experience regional and seasonal fluctuations in our results of operations.
In addition, veterinary hospitals and practitioners depend on visits from and access to the animals under their care. Veterinarians’ patient volume and ability to operate could be adversely affected if they experience prolonged snow, ice or other severe weather conditions, particularly in regions not accustomed to sustained inclement weather. Furthermore, weather conditions, including excessive cold or heat, natural disasters and other events, could negatively impact our livestock customers by impairing the health or growth of their animals or the production or availability of feed, as well as disrupting their normal operations. For example, livestock producers depend on the availability of natural resources, including large supplies of fresh water. Their animals’ health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth, climate change or floods, droughts or other weather conditions. In the event of adverse weather conditions, climate-change related impacts or a shortage of fresh water, veterinarians and livestock producers may purchase less of our products.
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
Adverse weather conditions, natural disasters and climate change may also impact the aquaculture business. Changes in water temperatures could affect the timing of reproduction and growth of various fish species, as well as trigger the outbreak of certain water borne diseases.
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
Due to numerous uncertainties regarding the continuing COVID-19 pandemic, we are unable to fully predict the impact that it will ultimately have on our future financial position and operating results. These uncertainties include the severity of the virus, the duration of the outbreak and number of recurrences, the effectiveness of measures to contain and treat the virus, including the timing of widespread vaccinations, governmental, business or other actions in response to the pandemic (which could include actions that result in limitations on, or disruptions to, our manufacturing, transportation and other operations, or mandates to provide products or services), impacts on our supply chain, the effect on customer demand, or changes to our operations. We cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors and suppliers; however, any material effect on these parties could adversely impact us. In particular, our livestock customers have been, and may continue to be, negatively impacted by facility closures, reduced packing plant capacity, quarantines, travel bans and labor shortages, and the shift in protein production from foodservice to grocery, among other impacts. In addition, our companion animal customers have been, and may in the future be, negatively impacted by lack of demand for veterinary services in areas where lockdown and stay-at-home orders are in place. The impact of COVID-19 on our customers has reduced and could continue to reduce the demand for our products, which could continue to adversely impact our revenue. The health of our workforce, and our ability to meet staffing needs in our manufacturing operations and other critical functions also cannot be predicted and is vital to our operations. Further, the impacts of a prolonged global recession and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. In addition, in order to preserve liquidity, we issued debt securities in May 2020 and we may in the future incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise. An increase in our outstanding indebtedness will result in additional interest expense.
The situation surrounding COVID-19 remains fluid, and we will continue to actively monitor the situation and may take actions that alter our business operations that we determine are in the best interests of our workforce, customers, vendors, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may ultimately have on our business, including the effects on our customers, workforce, and prospects, or on our financial results in fiscal 2021.

41 |

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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2020, approximately 42% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, U.K. pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2020, approximately 58% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by 2% from changes in foreign currency values relative to the U.S. dollar.
Our growth strategies
We seek to enhance the health of animals and to bring solutions to our customers who raise and care for them. We have a global presence in both developed and emerging markets and across eight major species. We intend to grow our business by pursuing the following core strategies:
•drive innovative growth - We seek to deliver new products and solutions as well as lifecycle innovations across the continuum of care that spans from disease prediction and prevention to detection and treatment. We are focused on innovating across vaccines, pharmaceuticals, diagnostics, genetics, biodevices, and other product segments, and across all major species. Where appropriate, we complement internal R&D programs with external innovations;
•enhance customer experience - We believe that delighting our customers with compelling and personalized experiences that enable them to provide the best care for animals is critical for our success. We are focused on providing greater value to our customers through the integration and connectedness of our portfolio and by reducing frictions in the way they engage with us and our products and solutions;
•lead in digital and data analytics - We believe that healthcare insights enabled by data and digital technology and complemented with our comprehensive portfolio of products and solutions will be critical in enhancing care for animals and improving livestock productivity;
•cultivate a high-performing organization - We view the strength of our team and our talented colleagues around the world as a critical component of our past and future success. We are committed to continuing to be a company our colleagues can be proud of and to attracting, retaining and developing the best, most diverse talent in the industry. We are further committed to sustaining a diverse, equitable and inclusive work environment for our colleagues;
•champion a healthier, more sustainable future - As the world’s leading animal health company, our business purpose is well aligned with our social purpose. We strive to make a meaningful difference in society through the three pillars of our sustainability approach: (1) by caring and collaborating with our customers, colleagues, and communities, and the animals that depend on them by improving access to care for animals, by creating a diverse, equitable, and inclusive work environment, and by supporting the veterinary profession; (2) by leveraging our innovation capabilities to develop solutions that improve productivity, keep animals healthy, and fight emerging infectious diseases; and (3) by taking actions to protect our planet that reduce our footprint on the environment.
Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for operations outside the U.S., for which the financial information is included in our consolidated financial statements for the fiscal year ended November 30 for each year presented.
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines, vaccines and diagnostic products used to treat and protect companion animals and livestock. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In
42 |

2020, our top two selling products, Apoquel and Simparica/Simparica Trio, contributed approximately 10% and 6%, respectively, of our revenue, and combined with our next three top selling products, Revolution/Revolution Plus/Stronghold, Draxxin and the ceftiofur line, these five contributed approximately 31% of our revenue. Our top ten product lines contributed 44% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2020, see Item 1. Business—Products.
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
Revenue
Our gross product revenue is subject to deductions that are generally estimated and recorded in the same period that the revenue is recognized and primarily represents sales returns and revenue incentives. For example:
•for sales returns, we perform calculations in each market that incorporate the following, as appropriate: local returns policies and practices; returns as a percentage of revenue; an understanding of the reasons for past returns; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, product recalls, discontinuation of products or a changing competitive environment; and
•for revenue incentives, we use our historical experience with similar incentives programs to estimate the impact of such programs on revenue.
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
43 |

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
Examples of events or circumstances that may be indicative of impairment include:
•a significant adverse change in the extent or manner in which an asset is used. For example, restrictions imposed by the regulatory authorities could affect our ability to manufacture or sell a product; and
•a projection or forecast that demonstrates losses or reduced profits associated with an asset. This could result, for example, from the introduction of a competitor’s product that results in a significant loss of market share or the inability to achieve the previously projected revenue growth, or from the lack of acceptance of a product by customers.
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
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. Impairments of identifiable intangible assets other than goodwill, are recorded in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable. We did not have any significant intangible asset impairment charges for the years ended December 31, 2020, 2019 and 2018.
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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $88 million as of December 31, 2020). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
For a description of our accounting policy, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses purchased and is assigned to reporting units. We test goodwill for impairment on at least an annual basis, or more frequently if impairment indicators exist, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or by performing a periodic quantitative assessment.
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
44 |

forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the effective tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
In 2020, we performed a periodic quantitative impairment assessment as of September 30, 2020, which did not result in the impairment of goodwill associated with any of our reporting units.
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
45 |

Analysis of the Consolidated Statements of Income
The following discussion and analysis of our Consolidated Statements of Income should be read along with our consolidated financial statements, and the notes thereto.

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Revenue	$6,675	$6,260	$5,825	7	7
Costs and expenses:
Cost of sales(a)	2,057	1,992	1,911	3	4
% of revenue	31%	32%	33%
Selling, general and administrative expenses(a)	1,726	1,638	1,484	5	10
% of revenue	26%	26%	25%
Research and development expenses(a)	463	457	432	1	6
% of revenue	7%	7%	7%
Amortization of intangible assets(a)	160	155	117	3	32
Restructuring charges and certain acquisition-related costs	25	51	68	(51)	(25)
Interest expense, net of capitalized interest	231	223	206	4	8
Other (income)/deductions—net	17	(57)	(83)	*	(31)
Income before provision for taxes on income	1,996	1,801	1,690	11	7
% of revenue	30%	29%	29%
Provision for taxes on income	360	301	266	20	13
Effective tax rate	18.0%	16.7%	15.7%
Net income before allocation to noncontrolling interests	1,636	1,500	1,424	9	5
Less: Net income attributable to noncontrolling interests	(2)	—	(4)	*	*
Net income attributable to Zoetis	$1,638	$1,500	$1,428	9	5
% of revenue	25%	24%	25%
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
Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
U.S.	$3,557	$3,203	$2,877	11	11
International	3,035	2,972	2,890	2	3
Total operating segments	6,592	6,175	5,767	7	7
Contract manufacturing & human health	83	85	58	(2)	47
Total Revenue	$6,675	$6,260	$5,825	7	7
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Companion animal	$3,652	$3,145	$2,613	16	20
Livestock	2,940	3,030	3,154	(3)	(4)
Contract manufacturing & human health	83	85	58	(2)	47
Total Revenue	$6,675	$6,260	$5,825	7	7
2020 vs. 2019
Total revenue increased by $415 million, or 7%, in 2020 compared with 2019 reflecting operational revenue growth of $546 million, or 9%. Operational revenue growth was primarily due to the following:
•volume growth from new products of approximately 3%;
•volume growth from in-line products, including key dermatology products, of approximately 3%;
•price growth of approximately 2%; and
•recent acquisitions which contributed approximately 1%.

46 |

Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Cost of sales	$2,057	$1,992	$1,911	3	4
% of revenue	31%	32%	33%
2020 vs. 2019
Cost of sales as a percentage of revenue decreased from 32% to 31% in 2020 compared with 2019, primarily as a result of:
•a change in estimate related to inventory costing in 2019;
•favorable product mix;
•price increases; and
•favorable manufacturing costs,
partially offset by:
•higher inventory obsolescence, scrap and other charges, including costs related to the COVID-19 pandemic;
•unfavorable foreign exchange; and
•the inclusion of recent acquisitions.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Selling, general and administrative expenses	$1,726	$1,638	$1,484	5	10
% of revenue	26%	26%	25%
2020 vs. 2019
SG&A expenses increased $88 million, or 5%, in 2020 compared with 2019, primarily as a result of:
•investments to support revenue growth;
•expenses related to recent acquisitions;
•an increase in depreciation;
•freight and logistics; and
•certain compensation-related costs,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•favorable foreign exchange.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Research and development expenses	$463	$457	$432	1	6
% of revenue	7%	7%	7%
2020 vs. 2019
R&D expenses increased $6 million, or 1%, in 2020 compared with 2019, primarily as a result of:
•an increase in certain compensation-related expenses; and
•increased spending driven by project investments,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•favorable foreign exchange.
47 |

Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Amortization of intangible assets	$160	$155	$117	3	32
2020 vs. 2019
Amortization of intangible assets increased $5 million, or 3%, in 2020 compared with 2019, primarily as a result of certain intangible assets acquired during 2020 and 2019.
Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Restructuring charges and certain acquisition-related costs	$25	$51	$68	(51)	(25)
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
2020 vs. 2019
Restructuring charges and certain acquisition-related costs decreased by $26 million in 2020 compared with 2019. Restructuring charges and certain acquisition-related costs in 2020 consisted of integration costs related to recent acquisitions, restructuring charges related to CEO transition-related costs and employee termination costs related to other cost-reduction and productivity initiatives. Restructuring charges and certain acquisition-related costs in 2019 included integration costs and employee termination costs incurred as a result of the acquisition of Abaxis in the third quarter of 2018.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Interest expense, net of capitalized interest	$231	$223	$206	4	8
2020 vs. 2019
Interest expense, net of capitalized interest, increased by $8 million, or 4%, in 2020 compared with 2019, primarily as a result of the issuance of $1.25 billion aggregate principal amount of our senior notes in May 2020, partially offset by the redemption of $500 million aggregate principal amount of our senior notes in October 2020 and an increase in capitalized interest in 2020 compared with 2019.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Other (income)/deductions—net	$17	$(57)	$(83)	*	(31)
* Calculation not meaningful.
2020 vs. 2019
The change in Other (income)/deductions—net from net other deductions of $17 million in 2020 compared with net other income of $57 million in 2019, is primarily as a result of:
•asset impairment charges related to developed technology rights in our precision livestock farming and aquatic health businesses;
•lower interest income due to lower interest rates as compared to the prior year period;
•higher foreign currency losses;
•an impairment of an equity investment; and
•other asset impairment charges.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Provision for taxes on income	$360	$301	$266	20	13
Effective tax rate	18.0%	16.7%	15.7%
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
48 |

2020 vs. 2019
The higher effective tax rate in 2020 compared with 2019 is primarily due to the following components:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items;
•a $5 million discrete tax expense and an $18 million discrete tax benefit recorded in 2020 and 2019, respectively, related to changes in valuation allowances;
•a $14 million net discrete deferred tax benefit recorded in 2019 due to a change in tax basis related to purchase accounting;
•a $4 million and $10 million net discrete tax benefit recorded in 2020 and 2019, respectively, related to the effective settlement of certain issues with tax authorities; and
•a $4 million and $8 million discrete tax benefit recorded in 2020 and 2019, respectively, related to a remeasurement of deferred taxes as a result of changes in statutory tax rates, partially offset by:
•a $29 million and $20 million discrete tax benefit recorded in 2020 and 2019, respectively, related to the excess tax benefits for share-based payments;
•a $19 million and $12 million discrete tax benefit recorded in 2020 and 2019, respectively, related to changes in various other tax items; and
•a $7 million discrete tax benefit recorded in 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses.
Operating Segment Results
We believe that it is important to not only understand overall revenue and earnings growth, but also “operational growth.” Operational growth is defined as revenue or earnings growth excluding the impact of foreign exchange.
In 2020, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: (i) R&D costs related to our aquaculture business, which were previously reported in our international commercial segment, are now reported in Other business activities; (ii) certain other miscellaneous costs, which were previously reported in international commercial segment results, are now reported in Corporate; and (iii) certain diagnostics and other miscellaneous costs, which were previously reported in our U.S. results, are now reported in Corporate.
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

				% Change
				20/19			19/18
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2020	2019	2018	Total	Exchange	Operational	Total	Exchange	Operational
U.S.
Companion animal	$2,391	$1,984	$1,608	21	—	21	23	—	23
Livestock	1,166	1,219	1,269	(4)	—	(4)	(4)	—	(4)
	3,557	3,203	2,877	11	—	11	11	—	11
International
Companion animal	1,261	1,161	1,005	9	(3)	12	16	(5)	21
Livestock	1,774	1,811	1,885	(2)	(5)	3	(4)	(6)	2
	3,035	2,972	2,890	2	(5)	7	3	(6)	9
Total
Companion animal	3,652	3,145	2,613	16	(1)	17	20	(3)	23
Livestock	2,940	3,030	3,154	(3)	(3)	—	(4)	(3)	(1)
Contract manufacturing & human health	83	85	58	(2)	1	(3)	47	(1)	48
	$6,675	$6,260	$5,825	7	(2)	9	7	(3)	10
49 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				20/19			19/18
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2020	2019	2018	Total	Exchange	Operational	Total	Exchange	Operational
U.S.	$2,239	$2,005	$1,815	12	—	12	10	—	10
International	1,547	1,487	1,399	4	(5)	9	6	(4)	10
Total reportable segments	3,786	3,492	3,214	8	(3)	11	9	(1)	10
Other business activities	(372)	(348)	(337)	7			3
Reconciling Items:
Corporate	(820)	(707)	(666)	16			6
Purchase accounting adjustments	(198)	(234)	(162)	(15)			44
Acquisition-related costs	(18)	(43)	(63)	(58)			(32)
Certain significant items	(43)	(67)	43	(36)			*
Other unallocated	(339)	(292)	(339)	16			(14)
Income before income taxes	$1,996	$1,801	$1,690	11			7
* Calculation not meaningful.
2020 vs. 2019
U.S. operating segment
U.S. segment revenue increased by $354 million, or 11%, in 2020 compared with 2019, of which $407 million resulted from growth in companion animal products, offset by a $53 million decline in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides including Simparica Trio, our new triple combination parasiticide, the key dermatology portfolio, and recent acquisitions of Platinum Performance and a number of regional diagnostic reference labs.
•Livestock revenue decreased due to disruptions in the food supply chain attributable to the negative impact of COVID-19, including reduced producer processing capacity and continued channel migration from dining out to at-home consumption that impacted producer profitability. The negative impact resulted in a decline across each of the cattle, swine and poultry portfolios. The decline in the cattle portfolio was also the result of continued unfavorable market conditions in beef and dairy, while swine was also impacted by export restrictions on the use of certain products in our portfolio that limited our customers’ access to global markets.
U.S. segment earnings increased by $234 million, or 12%, in 2020 compared with 2019, primarily due to revenue and gross margin growth, partially offset by higher operating expenses for investments to support revenue growth.
International operating segment
International segment revenue increased by $63 million, or 2%, in 2020 compared with 2019. Operational revenue increased $194 million, or 7%, reflecting growth of $134 million in companion animal products and $60 million in livestock products.
•Companion animal operational revenue growth resulted primarily from increased sales of our parasiticide products including the Simparica franchise with the launch of Simparica Trio in the EU, Canada and Australia, as well as the Revolution/Revolution Plus/Stronghold franchise. Key dermatology products also contributed to growth with increased sales of Apoquel and Cytopoint.
•Livestock operational revenue growth was driven by increased sales in swine and fish while cattle and poultry declined. Sales of swine products grew as a result of expanding herd production and increased biosecurity measures in the wake of African Swine Fever in China. Alpha Flux, a recently launched parasiticide that controls sea lice in salmon, increased market share and the recent acquisition of Fish Vet Group were the primary drivers of growth in fish. Sales of cattle products declined due to decreased demand attributable to the impact of COVID-19 in certain markets as well as the discontinuation of non-core products in Brazil. Poultry declined due to the negative impacts of COVID-19 on poultry consumption.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $130 million, or 5%, primarily driven by the depreciation of the Brazilian real, Argentine peso, Mexican peso and Turkish lira.
International segment earnings increased by $60 million, or 4%, in 2020 compared with 2019. Operational earnings growth was $136 million, or 9%, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
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
50 |

2020 vs. 2019
Other business activities net loss increased by $24 million, or 7%, in 2020 compared with 2019, reflecting an increase in R&D costs due to an increase in compensation-related costs and in project investments, partially offset by lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic and favorable foreign exchange.
Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:
•Corporate, which includes certain costs associated with business technology, facilities, legal, finance, human resources, business development and communications, among others. These costs also include certain compensation costs, certain procurement costs, and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;
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
2020 vs. 2019
Corporate expenses increased by $113 million, or 16%, in 2020 compared with 2019, primarily due to an increase in expenses related to depreciation and recent acquisitions, partially offset by a decrease in certain compensation-related costs and favorable foreign exchange.
Other unallocated expenses increased by $47 million, or 16%, in 2020 compared with 2019, primarily due to higher inventory obsolescence and other charges and unfavorable foreign exchange, partially offset by continued cost improvements and efficiencies in our manufacturing network.
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
51 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
GAAP reported net income attributable to Zoetis	$1,638	$1,500	$1,428	9	5
Purchase accounting adjustments—net of tax	142	156	119	(9)	31
Acquisition-related costs—net of tax	19	36	50	(47)	(28)
Certain significant items—net of tax	45	63	(72)	(29)	*
Non-GAAP adjusted net income(a)	$1,844	$1,755	$1,525	5	15
* Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income is 18.3%, 18.2% and 18.8% in 2020, 2019 and 2018, respectively. The higher effective tax rate for 2020, compared with 2019, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items, (ii) an $18 million net discrete tax benefit recorded in 2019 related to changes in valuation allowances, and (iii) a $4 million and $10 million net discrete tax benefit recorded in 2020 and 2019, respectively, related to the effective settlement of certain issues with tax authorities, partially offset by (i) a $20 million and $4 million net discrete tax benefit recorded in 2020 and 2019, respectively, related to changes in other tax items, and (ii) a $29 million and $20 million discrete tax benefit recorded in 2020 and 2019, respectively, related to the excess tax benefits for share-based payments.
The lower effective rate in 2019 compared to 2018 is primarily due to (i) changes in the jurisdictional mix of earnings, which reflects the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items, (ii) an $18 million discrete tax benefit recorded in 2019 related to the changes in valuation allowances, (iii) a $10 million discrete tax benefit recorded in 2019 related to the effective settlement of certain issues with tax authorities, (iv) a $4 million net discrete tax benefit recorded in 2019 related to changes in various other tax items, and (v) an additional $5 million discrete tax benefit recorded in 2019 related to the excess tax benefits for share-based payments, partially offset by the impact of the GILTI tax, a new provision to the Tax Cuts and Jobs Act, which became effective for the company in the first quarter of 2019.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2020	2019	2018	20/19	19/18
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$3.42	$3.11	$2.93	10	6
Purchase accounting adjustments—net of tax	0.30	0.32	0.24	(6)	33
Acquisition-related costs—net of tax	0.04	0.08	0.10	(50)	(20)
Certain significant items—net of tax	0.09	0.13	(0.14)	(31)	*
Non-GAAP adjusted EPS—diluted	$3.85	$3.64	$3.13	6	16
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
52 |

Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Interest expense, net of capitalized interest	$231	$223	$206
Interest income	(12)	(37)	(31)
Income taxes	413	390	351
Depreciation	202	166	146
Amortization	40	27	19
Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Purchase accounting adjustments:
Amortization and depreciation(a)	$190	$210	$135
Cost of sales(b)	8	24	27
Total purchase accounting adjustments—pre-tax	198	234	162
Income taxes(c)	56	78	43
Total purchase accounting adjustments—net of tax	142	156	119
Acquisition-related costs:
Integration costs	17	18	21
Transaction costs	—	—	21
Restructuring charges(d)	1	25	21
Total acquisition-related costs—pre-tax	18	43	63
Income taxes(c)	(1)	7	13
Total acquisition-related costs—net of tax	19	36	50
Certain significant items:
Operational efficiency initiative(e)	(18)	(20)	(1)
Supply network strategy(f)	4	7	10
Other restructuring charges and cost-reduction/productivity initiatives(g)	7	8	7
Certain asset impairment charges(h)	37	—	—
Gain on sale of assets(i)	—	—	(42)
Other(j)	13	72	(17)
Total certain significant items—pre-tax	43	67	(43)
Income taxes(c)	(2)	4	29
Total certain significant items—net of tax	45	63	(72)
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$206	$255	$97
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
    Income taxes in Purchase accounting adjustments also includes:
•For 2020, a tax benefit related to a remeasurement of deferred taxes resulting from the integration of acquired businesses and changes in statutory tax rates.
•For 2019, tax benefits related to a remeasurement of deferred taxes as a result of changes in statutory tax rates and an adjustment related to a change in tax basis.
•For 2018, a tax benefit related to a remeasurement of deferred taxes as a result of changes in statutory tax rates.
    Income taxes in Acquisition-related costs also includes:
•For 2020, a tax expense related to a remeasurement of deferred taxes resulting from the integration of acquired businesses.
•For 2018, a tax expense related to the non-deductibility of certain costs associated with the acquisition of Abaxis.
    Income taxes in Certain significant items also includes:
•For 2020, a tax expense related to changes in valuation allowances related to impairments of acquired assets.
•For 2018, (i) a net tax benefit of $45 million related to a measurement-period adjustment to the one-time mandatory deemed repatriation tax on the company's undistributed non-U.S. earnings, pursuant to the Tax Act, and (ii) a tax expense of approximately $17 million related to the disposal of certain assets.
(d)    Primarily represents employee termination costs related to the 2018 acquisition of Abaxis.
(e)    For 2020 and 2019, represents income resulting from payments received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(f)    Represents consulting fees and product transfer costs, included in Cost of sales, and employee termination costs and exit costs, included in Restructuring charges and certain acquisition-related costs, related to cost-reduction and productivity initiatives.
(g)    For 2020 and 2019, represents employee termination costs incurred as a result of the CEO transition. For 2018, represents employee termination costs/(reversals) in Europe as a result of initiatives to better align our organizational structure.
(h)    For 2020, primarily represents asset impairment charges related to:
•Developed technology rights in our precision livestock farming and aquatic health businesses, included in Other (income)/deductions-net;
53 |

•Inventory in our precision livestock farming business, included in Cost of sales; and
•Property, plant and equipment in our precision livestock farming business, included in Other (income)/deductions-net.
(i)    For 2018, represents a net gain related to the divestiture of certain agribusiness products within our International segment.
(j)    For 2020, primarily represents CEO transition-related costs. For 2019, primarily represents a change in estimate related to inventory costing and CEO transition-related costs. For 2018, primarily represents a net gain related to the relocation of a manufacturing site in China.
The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Cost of sales:
Purchase accounting adjustments	$8	$24	$27
Inventory write-offs	15	—	1
Consulting fees	4	7	8
Other	—	70	(1)
Total Cost of sales	27	101	35

Selling, general & administrative expenses:
Purchase accounting adjustments	54	72	32
Other	13	2	2
Total Selling, general & administrative expenses	67	74	34

Research & development expenses:
Purchase accounting adjustments	1	2	2
Total Research & development expenses	1	2	2

Amortization of intangible assets:
Purchase accounting adjustments	135	136	101
Total Amortization of intangible assets	135	136	101

Restructuring charges and certain acquisition-related costs:
Integration costs	17	18	21
Transaction costs	—	—	21
Employee termination costs	8	33	25
Exit costs	—	—	1
Total Restructuring charges and certain acquisition-related costs	25	51	68

Other (income)/deductions—net:
Net gain on sale of assets	(18)	(20)	(40)
Certain asset impairment charges	22	—	—
Other	—	—	(18)
Total Other (income)/deductions—net	4	(20)	(58)

Provision for taxes on income	53	89	85

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$206	$255	$97
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
Analysis of the Consolidated Balance Sheets
December 31, 2020 vs. December 31, 2019
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts decreased as a result of timing of customer payments, an increase in rebate credits issued to customers and the impact of foreign exchange, partially offset by higher sales in the current period.
Inventories increased for a new product launch, increases in safety stock levels and lower sales than anticipated for certain products. See Notes to Consolidated Financial Statements - Note 11. Inventories.
54 |

Other current assets increased primarily as a result of higher value-added tax receivables for our international markets and the timing of income tax payments.
Property, plant and equipment less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense and the impact of foreign currency. See Notes to Consolidated Financial Statements - Note 12. Property, Plant and Equipment
Identifiable intangible assets, less accumulated amortization decreased primarily due to amortization expense and the impairment of certain intangible assets, partially offset by intangible asset additions from acquisitions and the impact of foreign exchange. See Notes to Consolidated Financial Statements - Note 13. Goodwill and Other Intangible Assets
Accounts payable increased as a result of the timing of payments.
Dividends payable increased as a result of an increase in the dividend rate for the first quarter 2021 dividend, which was declared on December 9, 2020.
Accrued compensation and related items increased primarily due to the accrual of 2020 annual bonuses and savings plan contributions to eligible employees, as well as the timing of payments of payroll taxes and bi-weekly payroll, partially offset by the payments of the 2019 annual bonuses and savings plan contributions to eligible employees.
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
Other current liabilities increased primarily due to the mark-to-mark adjustment of cross-currency interest rate swaps and foreign currency forward-exchange contracts.
Other noncurrent liabilities increased primarily due to the mark-to-mark adjustment of forward starting interest rate swaps, increase in deferred compensation due to net investment gains and the deferral of FICA payroll taxes to be paid in 2022 under the CARES Act.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity and Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Analysis of the Consolidated Statements of Cash Flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2020	2019	2018	20/19	19/18
Net cash provided by (used in):
Operating activities	$2,126	$1,795	$1,790	18	0
Investing activities	(572)	(504)	(2,259)	13	(78)
Financing activities	123	(951)	533	*	*
Effect of exchange-rate changes on cash and cash equivalents	(7)	(8)	(26)	(13)	(69)
Net increase in cash and cash equivalents	$1,670	$332	$38	*	*
*    Calculation not meaningful.
Operating activities
2020 vs. 2019
Net cash provided by operating activities was $2,126 million in 2020 compared with $1,795 million in 2019. The increase in operating cash flows was primarily attributable to higher cash earnings and the timing of receipts and payments in the ordinary course of business, partially offset by higher inventory and higher interest payments.
Investing activities
2020 vs. 2019
Net cash used in investing activities was $572 million in 2020 compared with $504 million in 2019. The net cash used in investing activities for 2020 was primarily attributable to capital expenditures, acquisitions and net payments for cross-currency interest rate swaps, partially offset by proceeds from the sale of assets, including a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites. The net cash used in investing activities for 2019 was primarily due to capital expenditures and the acquisition of Platinum Performance in the third quarter of 2019, partially offset by proceeds from the maturities of debt securities, proceeds from cross-currency interest rate swaps and proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
Financing activities
2020 vs. 2019
Net cash provided by financing activities was $123 million in 2020 compared with net cash used in financing activities of $951 million in 2019. The net cash provided by financing activities for 2020 was primarily attributable to the proceeds received from the issuance of senior notes in May 2020 and net proceeds in connection with the issuance of common stock under our equity incentive plan, partially offset by the repayment of the $500 million aggregate principal amount of 3.450% 2015 senior notes due 2020, payment of dividends and the purchase of treasury shares. The net cash used in financing activities for 2019 was primarily attributable to the purchase of treasury shares, the payment of dividends, the payment of short-
55 |

term borrowings and the payments of contingent consideration related to the 2016 acquisition of certain intangible assets related to our livestock product portfolio and the 2018 acquisition of a manufacturing business in Ireland.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2020	2019
Cash and cash equivalents	$3,604	$1,934
Accounts receivable, net(a)	1,013	1,086
Short-term borrowings	4	—
Current portion of long-term debt	600	500
Long-term debt	6,595	5,947
Working capital	4,441	2,942
Ratio of current assets to current liabilities	3.05:1	2.63:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the years ended December 31, 2020 and 2019, the number of days that accounts receivables were outstanding have remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of December 31, 2020 and December 31, 2019. There were no amounts drawn under the credit facility as of December 31, 2020 or December 31, 2019.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2020, we had access to $79 million of lines of credit which expire at various times through 2021, and are generally renewed annually. We had $4 million borrowings outstanding related to these facilities as of December 31, 2020 and no borrowings outstanding as of December 31, 2019.
Domestic and international short-term funds
Many of our operations are conducted outside the U.S. The amount of funds held in the U.S. will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Actual repatriation of overseas funds can result in additional U.S and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. In addition, the changes imposed by the Tax Act resulted in a one-time deemed repatriation tax on previously untaxed accumulated earnings and profits of our foreign subsidiaries in 2018, which is payable over eight years, with the first installment paid in 2019. See Notes to Consolidated Financial Statements— Note 8. Tax Matters.
56 |

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
Contractual obligations
Payments due under contractual obligations as of December 31, 2020, are set forth below:

			2022-	2024-	There-
(MILLIONS OF DOLLARS)	Total	2021	2023	2025	after
Long-term debt, including interest obligations(a)	$10,686	$852	$1,811	$1,145	$6,878
Other liabilities reflected on our Consolidated Balance Sheets under U.S. GAAP(b)	101	8	25	20	48
Operating lease commitments	222	46	71	48	57
Purchase obligations(c)	376	153	162	39	22
Benefit plans - continuing service credit obligations(d)	8	4	4	—	—
Uncertain tax positions(e)	—	—	—	—	—
(a)    Long-term debt consists of senior notes and other notes. Our calculations of expected interest payments incorporate only current period assumptions for interest rates, foreign currency translation rates and Zoetis hedging strategies. See Notes to Consolidated Financial Statements— Note 9A. Financial Instruments: Debt.
(b)    Includes expected employee termination payments that represent contractual obligations, expected payments related to our unfunded U.S. supplemental (non-qualified) savings plans, deferred compensation and expected payments relating to our future benefit payments net of plan assets (included in the determination of the projected benefit obligation) for pension plans that are dedicated to Zoetis employees and those transferred to us from Pfizer. See Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures, Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives and Note 14. Benefit Plans. Excludes approximately $169 million of noncurrent liabilities related to legal and environmental accruals, certain employee termination and exit costs, deferred income and other accruals, most of which do not represent contractual obligations. See Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives and Note 18. Commitments and Contingencies.
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
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay the $500 million aggregate principal amount of 3.450% 2015 senior notes due 2020 and the remainder will be used for general corporate purposes.
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
57 |

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
Pension obligations
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the separation from Pfizer, Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2020, the remaining payments due to Pfizer (approximately $8 million in the aggregate) are to be paid over the next 2 years.
As part of the separation from Pfizer, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of approximately $7 million to these plans in 2021.
As of December 31, 2020, the supplemental savings plan liability was approximately $60 million.
For additional information, see Notes to Consolidated Financial Statements— Note 14. Benefit Plans.
Share repurchase program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of December 31, 2020, there was approximately $1.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2020, approximately 1.8 million shares were repurchased. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.
58 |

Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2020 and December 31, 2019, recorded amounts for the estimated fair value of these indemnifications are not significant.
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
In particular, forward-looking statements include statements relating to the impact of the COVID-19 pandemic and any recovery therefrom on our business, our 2021 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates and tax regimes and any changes thereto, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
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
•the impact of climate change;
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
•governmental laws and regulations affecting our interactions with veterinary healthcare providers; and
•the other factors set forth under "Risk Factors" in Item 1A of Part I of this 2020 Annual Report.
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
60 |

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the Australian dollar, Brazilian real, Canadian dollar, Chinese yuan, euro, and British pound. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at December 31, 2020 were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. For additional details, see Notes to Consolidated Financial Statements— Note 3. Significant Accounting Policies: Fair Value. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at December 31, 2020, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would decrease by $4 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would change by an insignificant amount. For additional details, see Notes to Consolidated Financial Statements— Note 9C. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of December 31, 2020, because we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% Senior Notes due 2028, so that a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. At December 31, 2020, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility.
By issuing the Floating-Rate Notes and by entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of December 31, 2020, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $4.5 million, as it relates to our fixed to floating interest rate swap agreements and floating-rate borrowings. See Notes to Consolidated Financial Statements— Note 9. Financial Instruments.
61 |

Item 8. Financial Statements and Supplementary Data.

62 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 3 and 8D in the consolidated financial statements, the Company’s tax positions are subject to examination by local taxing authorities in each respective tax jurisdiction, and the resolution of such examinations may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. The Company accounts for income tax contingencies using a benefit recognition model. If a tax position is more likely than not (more than a 50% likelihood) to be sustained upon examination, based solely on the technical merits of the position, a benefit is recognized. As of December 31, 2020, the Company has recorded gross unrecognized tax benefits of $188 million.
We identified the evaluation of gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge was required to assess the valuation of a tax position, which included interpretation of relevant tax law, identification of relevant tax elements, the estimate of the more likely than not assessment of tax positions being sustained under examination and the estimate of the amount of the gross unrecognized tax benefit.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process. This includes controls related to (a) interpretation of relevant tax law, (b) evaluation of which of the Company’s tax positions may not be sustained upon examination, and (c) estimation of the gross unrecognized tax benefits. We involved tax professionals, with specialized skills and knowledge, who assisted in:
–evaluating the Company’s interpretation of relevant tax laws and the potential impact on the unrecognized tax benefits by developing an independent assessment of the tax position’s more likely than not to be sustained under examination determination as well as and the estimate of the amount of the gross unrecognized tax benefit, if any, based on our understanding and interpretation of tax laws,
–reading and evaluating the tax opinion, and
–assessing the Company’s transfer pricing policies for compliance with applicable laws and regulations.
63 |

Deductions from revenue related to the rebates accrual for the U.S. segment
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates as a deduction from revenue when the related revenue is recognized. Included in the rebates accrual are estimated revenue deductions for future payments to distributors, clinics, veterinarians and pet owners under various programs offered by the Company. The volume of varied rebate programs offered, each with varying terms and conditions covering how the rebate is measured and earned, requires the Company to estimate the accrual using a number of inputs from multiple sources. Accruals for deductions from revenue are recorded as either a reduction in accounts receivable or within accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in accounts receivable as of December 31, 2020 are approximately $185 million and accruals for deductions from revenue included in accrued expenses are approximately $226 million. These amounts include rebate accruals for both the U.S. and international segments.
We identified assessing deductions from revenue related to the rebates accrual for the U.S. segment as a critical audit matter. Because of the variety of programs offered by the Company in the U.S., the size of the U.S. market, and the length of time between when a sale is made and when the related rebate is settled by the Company, challenging auditor judgment was required in assessing the estimate of the required rebates accrual. In particular, the identification of which revenue transactions were subject to a rebate and the relevance and reliability of information used to estimate an individual rebate programs’ accrual required challenging auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebate accrual process for the U.S. segment. This included controls related to the identification of revenue transactions subject to a rebate and the relevance and reliability of information used in the estimated rebates accrual. We identified and considered the relevance, reliability and sufficiency of sources of data used by the Company in developing the estimate. We tested the estimate of the rebates accrual for a sample of U.S. programs, using a combination of Company internal data, historical information, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company. We evaluated the historical accuracy of the Company’s U.S. rebates accrual by comparing the previously recorded accrual as of December 31, 2019 to the actual amount that ultimately was paid by the Company during 2020.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Short Hills, New Jersey
February 16, 2021

64 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated February 16, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 16, 2021
65 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2020	2019	2018
Revenue	$6,675	$6,260	$5,825
Costs and expenses:
Cost of sales(a)	2,057	1,992	1,911
Selling, general and administrative expenses(a)	1,726	1,638	1,484
Research and development expenses(a)	463	457	432
Amortization of intangible assets	160	155	117
Restructuring charges and certain acquisition-related costs	25	51	68
Interest expense, net of capitalized interest	231	223	206
Other (income)/deductions––net	17	(57)	(83)
Income before provision for taxes on income	1,996	1,801	1,690
Provision for taxes on income	360	301	266
Net income before allocation to noncontrolling interests	1,636	1,500	1,424
Less: Net loss attributable to noncontrolling interests	(2)	—	(4)
Net income attributable to Zoetis	$1,638	$1,500	$1,428
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$3.44	$3.14	$2.96
Diluted	$3.42	$3.11	$2.93
Weighted-average common shares outstanding:
Basic	475.502	478.128	483.063
Diluted	478.569	481.787	486.898
Dividends declared per common share	$0.850	$0.692	$0.542
(a)    Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

66 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Net income before allocation to noncontrolling interests	$1,636	$1,500	$1,424
Other comprehensive loss, net of tax and reclassification adjustments:
Unrealized (loss)/gain on derivatives for cash flow hedges, net(a)	(15)	4	(1)
Unrealized (loss)/gain on derivatives for net investment hedges, net(a)	(58)	12	9
Foreign currency translation adjustments, net	69	(104)	(134)
Benefit plans: Actuarial (loss)/gain, net(a)	—	(9)	2
Total other comprehensive loss, net of tax	(4)	(97)	(124)
Comprehensive income before allocation to noncontrolling interests	1,632	1,403	1,300
Comprehensive loss attributable to noncontrolling interests	(2)	—	(4)
Comprehensive income attributable to Zoetis	$1,634	$1,403	$1,304
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

67 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2020	2019
Assets
Cash and cash equivalents(a)	$3,604	$1,934
Accounts receivable, less allowance for doubtful accounts of $20 in 2020 and $21 in 2019	1,013	1,086
Inventories	1,628	1,410
Other current assets	366	318
Total current assets	6,611	4,748
Property, plant and equipment, less accumulated depreciation of $1,952 in 2020 and $1,737 in 2019	2,202	1,940
Operating lease right of use assets	192	189
Goodwill	2,694	2,592
Identifiable intangible assets, less accumulated amortization	1,710	1,890
Noncurrent deferred tax assets	94	88
Other noncurrent assets	106	98
Total assets	$13,609	$11,545

Liabilities and Equity
Short-term borrowings	$4	$—
Current portion of long-term debt	600	500
Accounts payable	457	301
Dividends payable	119	95
Accrued expenses	556	543
Accrued compensation and related items	295	276
Income taxes payable	46	36
Other current liabilities	93	55
Total current liabilities	2,170	1,806
Long-term debt, net of discount and issuance costs	6,595	5,947
Noncurrent deferred tax liabilities	378	434
Operating lease liabilities	163	164
Other taxes payable	260	257
Other noncurrent liabilities	270	229
Total liabilities	9,836	8,837
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 475,317,751 and 475,528,210 shares outstanding at December 31, 2020 and 2019, respectively	5	5
Treasury stock, at cost, 26,573,492 and 26,363,033 shares of common stock at December 31, 2020 and 2019, respectively	(2,230)	(2,042)
Additional paid-in capital	1,065	1,044
Retained earnings	5,659	4,427
Accumulated other comprehensive loss	(730)	(726)
Total Zoetis Inc. equity	3,769	2,708
Equity attributable to noncontrolling interests	4	—
Total equity	3,773	2,708
Total liabilities and equity	$13,609	$11,545
(a)    As of December 31, 2020 and 2019, includes $2 million of restricted cash.
68 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

		Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2017	501.9	$5	15.8	$(852)	$1,013	$2,109	$(505)	$16	$1,786
Net income/(loss)	—	—	—	—	—	1,428	—	(4)	1,424
Other comprehensive loss	—	—	—	—	—	—	(124)	—	(124)
Acquisition of a noncontrolling interest(a)	—	—	—	—	(14)	—	—	(12)	(26)
Share-based compensation awards(b)	—	—	(1.7)	63	24	(6)	—	—	81
Treasury stock acquired(c)	—	—	8.2	(698)	—	—	—	—	(698)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(261)	—	—	(261)
Balance, December 31, 2018	501.9	$5	22.3	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185
Net income	—	—	—	—	—	1,500	—	—	1,500
Other comprehensive loss	—	—	—	—	—	—	(97)	—	(97)
Share-based compensation awards(b)	—	—	(1.8)	71	15	(13)	—	—	73
Treasury stock acquired(c)	—	—	5.8	(626)	—	—	—	—	(626)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(330)	—	—	(330)
Balance, December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708
Net income/(loss)	—	—	—	—	—	1,638	—	(2)	1,636
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Consolidation of a noncontrolling interest(e)	—	—	—	—	—	—	—	6	6
Share-based compensation awards(b)	—	—	(1.6)	62	18	(2)	—	—	78
Treasury stock acquired(c)	—	—	1.8	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(404)	—	—	(404)
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Shares may not add due to rounding.
(a)    For the twelve months ended December 31, 2018, represents the acquisition of a European livestock monitoring company.
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
(e)    Represents the consolidation of a research and development arrangement with a Belgian company, a variable interest entity of which Zoetis is the primary beneficiary.

69 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Operating Activities
Net income before allocation to noncontrolling interests	$1,636	$1,500	$1,424
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	441	412	308
Share-based compensation expense	59	67	53
Asset write-offs and asset impairments	43	7	4
Net gain on sales of assets	(19)	(20)	(42)
Provision for losses on inventory	105	68	54
Deferred taxes(a)	(62)	(79)	(112)
Loss on treasury locks	(6)	—	—
Employee benefit plan contribution from Pfizer Inc.	3	3	3
Other non-cash adjustments	11	(12)	(14)
Other changes in assets and liabilities, net of acquisitions and divestitures
Accounts receivable	74	(69)	(67)
Inventories	(346)	(104)	61
Other assets	(68)	(51)	(42)
Accounts payable	147	(10)	37
Other liabilities	91	91	56
Other tax accounts, net	17	(8)	67
Net cash provided by operating activities	2,126	1,795	1,790
Investing Activities
Capital expenditures	(453)	(460)	(338)
Acquisition of Abaxis, net of cash acquired	—	—	(1,884)
Other acquisitions	(113)	(195)	(114)
Proceeds from maturities and redemptions of investments	—	101	28
Net proceeds on swaps designated as net investment hedges	(27)	37	—
Net proceeds from sale of assets	21	21	56
Other investing activities	—	(8)	(7)
Net cash used in investing activities	(572)	(504)	(2,259)
Financing Activities
Increase/(decrease) in short-term borrowings, net	4	(9)	8
Principal payments on long-term debt	(500)	—	—
Proceeds from issuance of long-term debt—senior notes, net of discount and fees	1,240	—	1,496
Payment of contingent consideration related to previously acquired assets	(2)	(9)	(12)
Share-based compensation-related proceeds, net of taxes paid on withholding shares and excess tax benefits	20	7	19
Purchases of treasury stock	(250)	(626)	(698)
Cash dividends paid	(380)	(314)	(243)
Payment of debt issuance costs	(12)	—	(11)
Acquisition of a noncontrolling interest, net of cash acquired	3	—	(26)
Net cash provided by/(used in) financing activities	123	(951)	533
Effect of exchange-rate changes on cash and cash equivalents	(7)	(8)	(26)
Net increase in cash and cash equivalents	1,670	332	38
Cash and cash equivalents at beginning of period	1,934	1,602	1,564
Cash and cash equivalents at end of period	$3,604	$1,934	$1,602

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$418	$418	$336
Interest, net of capitalized interest	257	247	190
Non-cash transactions:
Capital expenditures	$3	$7	$7
Contingent purchase price consideration	—	23	—
Dividends declared, not paid	119	95	79
(a) For 2018, reflects the reclassification of the one-time deemed repatriation tax from Noncurrent deferred tax liabilities to Income taxes payable and Other taxes payable to properly reflect the liability, which became a fixed obligation in 2018, payable over eight years.
70 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
Zoetis Inc. (including its subsidiaries, collectively, Zoetis, the company, we, us or our) is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products, biodevices, genetic tests and precision livestock farming technology. We organize and operate our business in two geographic regions: the United States (U.S.) and International.
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: vaccines, anti-infectives, parasiticides, dermatology, other pharmaceutical products, medicated feed additives and animal health diagnostics.
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
71 |

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
•for sales returns, we perform calculations in each market that incorporate the following, as appropriate: local returns policies and practices; historic returns as a percentage of revenue; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, product recalls, discontinuation of products or a changing competitive environment; and
•for revenue incentives, we use our historical experience with similar incentives programs to estimate the impact of such programs on revenue for the current period.
Although the amounts recorded for these deductions from revenue are dependent on estimates and assumptions, historically our adjustments to actual results have not been material. The sensitivity of our estimates can vary by program, type of customer and geographic location.
Accruals for deductions from revenue are recorded as either a reduction in Accounts receivable or within Accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in Accounts receivable as of December 31, 2020 and 2019 are approximately $185 million and $169 million, respectively. As of December 31, 2020, and 2019, accruals for deductions from revenue included in Accrued expenses are approximately $226 million and $190 million, respectively.
72 |

A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities, is recorded within Other current liabilities and Other noncurrent liabilities, and is recognized once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of December 31, 2019 and subsequently recognized as revenue during 2020 were approximately $8 million. Contract liabilities as of December 31, 2020 were approximately $13 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2020 is not material.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $233 million in 2020, $167 million in 2019 and $158 million in 2018.
Shipping and handling costs totaled approximately $66 million in 2020, $59 million in 2019 and $56 million in 2018.
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
73 |

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
•    For goodwill, we test for impairment on at least an annual basis, or more frequently if impairment indicators exist, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a periodic quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2020, we performed a periodic quantitative impairment assessment as of September 30, 2020, which did not result in the impairment of goodwill associated with any of our reporting units. In 2019, we performed a qualitative impairment assessment as of September 30, 2019, which did not result in the impairment of goodwill associated with any of our reporting units.
Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of 5 to 10 years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $59 million and $74 million of internal-use software for the years ended December 31, 2020 and 2019, respectively. Depreciation expense for capitalized software was $46 million in 2020, $27 million in 2019 and $23 million in 2018.
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
74 |

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
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2020 and 2019, Accounts receivable, less allowance for doubtful accounts, of $1,013 million and $1,086 million, respectively, includes approximately $48 million and $37 million, respectively, of other receivables, such as trade notes receivable and royalty receivables, among others.
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
As of December 31, 2020 and 2019, accruals for asset retirement obligations are $25 million and $23 million, respectively, and are primarily included in Other noncurrent liabilities.
Amounts recorded for asset retirement obligations can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
75 |

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
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We refer to all different brands of a particular product, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock within each of our major product categories.
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
•medicated feed additives: products added to animal feed that provide medicines to livestock; and
•animal health diagnostics: portable blood and urine analysis systems and point-of-care diagnostic products, including instruments and reagents, rapid immunoassay tests, reference laboratory kits, blood glucose monitors and reference laboratory services.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in biodevices, genetic tests and precision livestock farming.
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, deepening the human-animal bond, receiving increased medical treatment and benefiting from advances in animal health medicine, vaccines and diagnostics.
Our livestock products primarily help prevent or treat diseases and conditions to allow veterinarians and producers to care for their animals and to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive demand for improved nutrition, particularly through increased consumption of animal protein. Second, population growth leads to greater natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve and the global chain faces increased scrutiny, there is more focus on food quality, safety, and reliability of supply.
76 |

The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
United States	$3,557	$3,203	$2,877
Australia	207	196	189
Brazil	258	293	295
Canada	210	206	203
Chile	100	91	76
China	266	200	211
France	118	117	130
Germany	159	153	147
Italy	90	112	104
Japan	177	158	149
Mexico	116	117	100
Spain	112	114	110
United Kingdom	178	198	181
Other developed markets	388	370	361
Other emerging markets	656	647	634
	6,592	6,175	5,767
Contract manufacturing & human health	83	85	58
Total Revenue	$6,675	$6,260	$5,825
Revenue exceeded $100 million in eleven countries outside the U.S. in 2020 and 2019, and ten countries outside the U.S. in 2018. The U.S. was the only country to contribute more than 10% of total revenue in each year.
Revenue by major species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
U.S.
Companion animal	$2,391	$1,984	$1,608
Livestock	1,166	1,219	1,269
	3,557	3,203	2,877
International
Companion animal	1,261	1,161	1,005
Livestock	1,774	1,811	1,885
	3,035	2,972	2,890
Total
Companion animal	3,652	3,145	2,613
Livestock	2,940	3,030	3,154
Contract manufacturing & human health	83	85	58
Total Revenue	$6,675	$6,260	$5,825
77 |

Revenue by species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Companion Animal:
Dogs and Cats	$3,437	$2,950	$2,445
Horses	215	195	168
	3,652	3,145	2,613
Livestock:
Cattle	1,558	1,654	1,754
Swine	621	611	663
Poultry	537	559	522
Fish	148	134	132
Sheep and other	76	72	83
	2,940	3,030	3,154
Contract manufacturing & human health	83	85	58
Total Revenue	$6,675	$6,260	$5,825
Revenue by product category

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Vaccines	$1,476	$1,483	$1,488
Anti-infectives	1,206	1,254	1,280
Parasiticides	1,173	966	836
Dermatology	941	770	607
Other pharmaceuticals	821	780	765
Medicated feed additives	460	470	485
Animal health diagnostics	305	268	136
Other non-pharmaceuticals	210	184	170
	6,592	6,175	5,767
Contract manufacturing & human health	83	85	58
Total Revenue	$6,675	$6,260	$5,825
B. Other Revenue Information
Significant Customers
We sell our companion animal products primarily to veterinarians who then sell the products to pet owners. We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 14%, 15% and 13% of total revenue for 2020, 2019, and 2018, respectively.
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
78 |

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
The Company incurred acquisition-related costs of approximately $18 million, $43 million and $61 million for 2020, 2019 and 2018, respectively, which are included within Restructuring charges and certain acquisition-related costs on our Consolidated Statements of Income.
79 |

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
The unaudited supplemental pro forma financial information reflects primarily the following pro forma adjustments:
•Acquisition-related costs incurred by Zoetis and Abaxis of $82 million have been removed for the year ended December 31, 2018. Acquisition-related costs of $60 million are assumed to be have been incurred during the year ended December 31, 2017.
•Additional amortization expense of $77 million for the year ended December 31, 2018, and $130 million for the year ended December 31, 2017, related to the fair value of identified intangible assets acquired.
•Additional depreciation expense of $2 million for the year ended December 31, 2018, and $3 million for the year ended December 31, 2017, related to the fair value adjustments to property, plant and equipment acquired.
•Adjustment related to the non-recurring fair value adjustment to acquisition date inventory estimated to have been sold, resulting in $18 million removed for the year ended December 31, 2018, and $33 million added for the year ended December 31, 2017.
•Additional interest expense and amortization of debt issuance costs for the debt issuance to finance the acquisition, resulting in $36 million added for the year ended December 31, 2018, and $57 million added for the year ended December 31, 2017.
•Adjustments related to the post merger share-based compensation expense of the replacement awards are $4 million for the year ended December 31, 2018, and $13 million for the year ended December 31, 2017.
•Applicable tax impact of the above adjustments based on the statutory tax rates in the various jurisdictions where the adjustments are expected to be incurred.
Other Acquisitions
During 2020, we completed the acquisitions of Fish Vet Group, a diagnostics company for aquaculture, Virtual Recall, a veterinary engagement software company, Performance Livestock Analytics, a cloud-based technology company in the precision livestock business, and Ethos Diagnostic Science, a veterinary reference laboratory business with labs across the U.S. We also entered into an option purchase agreement as part of a research and development arrangement with a Belgian company, a variable interest entity of which Zoetis is the primary beneficiary and now consolidating within our results. These transactions did not have a significant impact on our consolidated financial statements.
During 2019, we completed the acquisitions of Platinum Performance, a nutrition-focused animal health business for companion animals, and Phoenix Lab and ZNLabs, both full service veterinary reference laboratory companies with networks of labs across the U.S. These transactions did not have a significant impact on our consolidated financial statements.
During 2018, we completed the acquisition of a manufacturing business in Ireland and the noncontrolling interest of a European livestock monitoring company. These transactions did not have a significant impact on our consolidated financial statements.
B. Divestitures
In 2020 and 2019, we received cash proceeds of $20 million resulting from payments received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
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
80 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$17	$18	$21
Transaction costs(b)	—	—	21
Restructuring charges(c)(d):
Employee termination costs/(reversals)	8	33	25
Exit costs	—	—	1
Total Restructuring charges and certain acquisition-related costs	$25	$51	$68
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
(c)    The restructuring charges for the year ended December 31, 2020 are primarily related to CEO transition-related costs and other cost-reduction and productivity initiatives.
    The restructuring charges for the year ended December 31, 2019 are primarily related to the acquisition of Abaxis and CEO transition-related costs.
    The restructuring charges for the year ended December 31, 2018 are primarily related to:
•employee termination costs of $7 million in Europe as a result of initiatives to better align our organizational structure;
•employee termination costs of $21 million related to the acquisition of Abaxis; and
•a net reversal of employee termination costs of $3 million, and exit costs of $1 million as a result of our operational efficiency initiative and supply network strategy initiative launched in 2015.
(d)    The restructuring charges are associated with the following:
•For the year ended December 31, 2020, Manufacturing/research/corporate of $8 million.
•For the year ended December 31, 2019, International of $2 million, and Manufacturing/research/corporate of $31 million.
•For the year ended December 31, 2018, International of $7 million, and Manufacturing/research/corporate of $19 million.
The components of, and changes in, our restructuring accruals are as follows:

	Employee
	Termination	Exit
(MILLIONS OF DOLLARS)	Costs	Costs	Accrual
Balance, December 31, 2017	$41	$—	$41
Provision	25	1	26
Utilization and other(a)	(21)	(1)	(22)
Balance, December 31, 2018	$45	$—	$45
Provision	33	—	33
Utilization and other(a)	(33)	—	(33)
Balance, December 31, 2019(b)	$45	$—	$45
Provision	8	—	8
Utilization and other(a)	(32)	—	(32)
Balance, December 31, 2020(b)	$21	$—	$21
(a)    Includes adjustments for foreign currency translation.
(b)    At December 31, 2020 and 2019, included in Accrued Expenses ($6 million and $23 million, respectively) and Other noncurrent liabilities ($15 million and $22 million, respectively).
81 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Royalty-related income	$(12)	$(16)	$(28)
Interest income	(12)	(37)	(31)
Identifiable intangible asset impairment charges(a)	26	—	—
Net gain on sale of assets(b)	(19)	(20)	(40)
Impairment of an equity investment	4	—	—
Other asset impairment charges	4	—	—
Foreign currency loss(c)	21	16	31
Other, net(d)	5	—	(15)
Other (income)/deductions—net	$17	$(57)	$(83)
(a)    Primarily represents asset impairment charges related to developed technology rights in our precision livestock farming and aquatic health businesses.
(b)    For 2020 and 2019, represents income resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
    For 2018, represents a gain on the divestiture of certain agribusiness products within our International segment, and a net loss related to sales of certain manufacturing sites and products as part of our supply network strategy initiative.
(c)    Primarily driven by costs related to hedging and exposures to certain emerging market currencies.
(d)    For 2018, primarily includes a net gain related to the relocation of a manufacturing site in China.
8. Tax Matters
A. Taxes on Income
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
United States	$1,109	$965	$937
International	887	836	753
Income before provision for taxes on income	$1,996	$1,801	$1,690
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
United States:
Current income taxes:
Federal	$232	$192	$199
State and local	36	28	32
Deferred income taxes:
Federal	(29)	(5)	(107)
State and local	(14)	(15)	3
Total U.S. tax provision	225	200	127
International:
Current income taxes	154	161	148
Deferred income taxes	(19)	(60)	(9)
Total international tax provision	135	101	139
Provision for taxes on income(a)(b)(c)	$360	$301	$266
(a)     In 2020, the Provision for taxes on income reflects the following:
•the change in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business, the impact of non-deductible and non-taxable items, and the extent and location of other income and expense items, such as gains and losses on asset divestitures;
•U.S. tax benefit related to U.S. Research and Development Tax Credit;
•tax expense related to changes in uncertain tax positions (see D. Tax Contingencies);
•a $29 million discrete tax benefit recorded in 2020 related to the excess tax benefits for share-based payments;
•a $19 million net discrete tax benefit recorded in 2020 related to changes in various other tax items;
82 |

•a $7 million discrete tax benefit recorded in 2020 related to the remeasurement of deferred taxes resulting from the integration of acquired businesses;
•a $5 million discrete tax expense related to the changes in valuation allowances;
•a $4 million discrete tax benefit recorded in 2020 related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates; and
•a $4 million net discrete tax benefit recorded in 2020 related to the effective settlement of certain issues with tax authorities.
(b)     In 2019, the Provision for taxes on income reflects the following:
•the change in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business, the impact of non-deductible and non-taxable items, and the extent and location of other income and expense items, such as gains and losses on asset divestitures;
•U.S. tax benefit related to U.S. Research and Development Tax Credit;
•tax expense related to changes in uncertain tax positions (see D. Tax Contingencies);
•the impact of the GILTI tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019;
•a $20 million discrete tax benefit recorded in 2019 related to the excess tax benefits for share-based payments;
•an $18 million discrete tax benefit related to the changes in valuation allowances;
•a $14 million net discrete tax benefit recorded in the third quarter of 2019 due to a change in tax basis related to purchase accounting;
•a $12 million net discrete tax benefit recorded in 2019 related to changes in various other tax items;
•a $10 million net discrete tax benefit recorded in 2019 related to the effective settlement of certain issues with tax authorities; and
•an $8 million discrete tax benefit recorded in 2019 related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates.
◦(c)     In 2018, the Provision for taxes on income reflects the following:
•the change in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business, the impact of non-deductible and non-taxable items, and the extent and location of other income and expense items, such as gains and losses on asset divestitures;
•U.S. tax benefit related to U.S Research and Development Tax Credit;
•tax expense related to the changes in valuation allowances and the resolution of other tax items;
•tax expense related to changes in uncertain tax positions (see D. Tax Contingencies):
•the reduction of the U.S. federal corporate income tax rate, from 35% to 21%, effective January 1, 2018, pursuant to the Tax Act;
•a $45 million net tax benefit recorded in 2018 associated with a measurement-period adjustment to the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings pursuant to the Tax Act;
•a $23 million discrete tax benefit recorded in 2018 related to the favorable impact of certain tax accounting method changes;
•a $15 million discrete tax benefit recorded in 2018 related to the excess tax benefits for share-based payments; and
•a $5 million discrete tax benefit recorded in 2018 related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates.

Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory income tax rate	21%	21%	21%
State and local taxes, net of federal benefits	0.9	0.6	1.8
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(a)	0.1	0.5	1.2
Impact of the Tax Act(b)	—	—	(3.9)
Impact of Tax Accounting Method Changes	—	—	(1.3)
U.S. Research and Development Tax Credit and U.S. Domestic Production Activities deduction	(0.7)	(0.7)	(0.5)
Share-based payments	(1.3)	(1.0)	(0.8)
Non-deductible / non-taxable items	0.4	(0.2)	(1.6)
Taxation of non-U.S. operations(c)(d)	(1.6)	(3.1)	(0.3)
All other—net	(0.8)	(0.4)	0.1
Effective tax rate	18.0%	16.7%	15.7%
(a)    For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see above in this section and D. Tax Contingencies.
(b)    In 2018, the rate impact related to the Tax Act was a decrease to our effective tax rate. This tax benefit represents the measurement-period adjustment related to the one-time mandatory deemed repatriation tax on the company’s undistributed non-U.S. earnings.
(c)     In all years, the rate impact of taxation of non-U.S. operations was a decrease to our effective tax rate due to the jurisdictional mix of earnings.
(d)     In 2020, the rate impact of non-U.S. operations also includes (i) a $5 million discrete tax expense related to the charges in valuation allowances, and (ii) an $8 million net discrete tax benefit related to changes in various other tax items. In 2019, the rate impact of non-U.S. operations also includes (i) an $18 million discrete tax benefit related to the changes in valuation allowances, (ii) a $14 million net discrete tax benefit due to a change in tax basis related to purchase accounting, and (iii) a $10 million discrete tax benefit related to the effective settlement of certain issues with non-U.S. tax authorities.
83 |

B. Tax Matters Agreement
In connection with the separation from Pfizer in 2013, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
In general, under the agreement:
•Pfizer will be responsible for any U.S. federal, state, local or foreign income taxes and any U.S. state or local non-income taxes (and any related interest, penalties or audit adjustments and including those taxes attributable to our business) reportable on a consolidated, combined or unitary return that includes Pfizer or any of its subsidiaries (and us and/or any of our subsidiaries) for any periods or portions thereof ending on or prior to December 31, 2012. We will be responsible for the portion of any such taxes for periods or portions thereof beginning on or after January 1, 2013, as would be applicable to us if we filed the relevant tax returns on a standalone basis.
•We will be responsible for any U.S. federal, state, local or foreign income taxes and any U.S. state or local non-income taxes (and any related interest, penalties or audit adjustments) that are reportable on returns that include only us and/or any of our subsidiaries, for all tax periods whether before or after the completion of the separation from Pfizer.
•Pfizer will be responsible for certain specified foreign taxes directly resulting from certain aspects of the separation from Pfizer.
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
C. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2020	2019
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$64	$42
Inventories	15	(1)
Intangibles	(237)	(296)
Property, plant and equipment	(168)	(149)
Employee benefits	59	61
Restructuring and other charges	3	4
Legal and product liability reserves	15	14
Net operating loss/credit carryforwards	127	122
Unremitted earnings	(6)	(6)
All other	1	(1)
Subtotal	(127)	(210)
Valuation allowance	(157)	(136)
Net deferred tax liability(a)(b)	$(284)	$(346)
(a)    The decrease in the total net deferred tax liability from December 31, 2019 to December 31, 2020 is primarily attributable to a decrease in deferred tax liabilities related to intangibles, partially offset by an increase in valuation allowances representing the amounts determined to be unrecoverable, and deferred tax liabilities related to property, plant and equipment. In addition, the decrease in the total net deferred tax liability was also attributable to an increase in deferred tax assets related to prepaid/deferred items, inventory, net operation loss/credit carry forwards, partially offset by a decrease in employee benefits.
(b)    In 2020, included in Noncurrent deferred tax assets ($94 million) and Noncurrent deferred tax liabilities ($378 million). In 2019, included in Noncurrent deferred tax assets ($88 million) and Noncurrent deferred tax liabilities ($434 million).
We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign, U.S. federal, and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2021 to 2040.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2020 and December 31, 2019, a valuation allowance of $157 million and $136 million, respectively, has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if
84 |

estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non-U.S. subsidiaries. As of December 31, 2020, the cumulative amount of such undistributed earnings was approximately $6.2 billion, for which we have not provided U.S. and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. Since these earnings are intended to be indefinitely reinvested overseas as of December 31, 2020, we cannot predict the time or manner of a potential repatriation. As such, other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Act, it is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the unremitted earnings due to the complexity of the hypothetical calculation.
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
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2020, 2019 and 2018, we had approximately $187 million, $180 million and $182 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest:
•Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2020, 2019 and 2018, we had approximately $3 million, $3 million and $3 million, respectively, in assets associated with uncertain tax positions recorded in Noncurrent deferred tax assets and Other noncurrent assets.
•Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in our financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.
The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2020	2019	2018
Balance, January 1	$(182)	$(185)	$(164)
Increases based on tax positions taken during a prior period(a)(b)	(6)	(3)	(24)
Decreases based on tax positions taken during a prior period(a)(c)	6	12	6
Increases based on tax positions taken during the current period(a)(d)	(9)	(8)	(11)
Settlements(e)	—	—	6
Lapse in statute of limitations	3	2	2
Balance, December 31(f)	$(188)	$(182)	$(185)
(a)    Primarily included in Provision for taxes on income.
(b)    In 2020 and 2019, the increases are primarily related to movements on prior year positions. In 2018, the increases are primarily related to the impact of the Tax Act and movements on prior year positions.
(c)    In 2020, the decreases are primarily related to effective settlement of certain issues with tax authorities. In 2019, the decreases are primarily related to movements on prior year positions and effective settlement of certain issues with tax authorities, including movements in foreign translation adjustments on prior year positions. In 2018, the decreases are primarily related to movements on prior year positions and closure of audits with tax authorities, including movements in foreign translation adjustments on prior year positions.
(d)    In 2020, 2019 and 2018, the increases are primarily related to movements on current year positions.
(e)    In 2018, the decreases are due to settlements with tax authorities. See A. Taxes on Income.
(f)     In 2020, included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($187 million). In 2019, included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($180 million). In 2018, included in Noncurrent deferred tax assets and Other noncurrent assets ($3 million) and Other taxes payable ($182 million).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our Consolidated Statements of Income. In 2020, we recorded a net interest expense of $2 million; in 2019, we recorded a net interest expense of $2 million; and in 2018, we recorded a net interest expense of $1 million. Gross accrued interest totaled
85 |

$11 million, $9 million and $8 million as of December 31, 2020, 2019 and 2018, respectively, and were included in Other taxes payable. Gross accrued penalties totaled $3 million, $3 million and $3 million as of December 31, 2020, 2019 and 2018, respectively, and were included in Other taxes payable.
Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the U.S. including various states, and foreign jurisdictions. The U.S. is one of our major tax jurisdictions, and we are currently under audit for tax years 2015 through 2018. For U.S. Federal and state tax purposes, the tax years 2015 through 2020 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
In addition to the open audit years in the U.S., we have open audit years in other major foreign tax jurisdictions, such as Canada (2016-2020), Asia-Pacific (2011-2020, primarily reflecting Australia, China and Japan), Europe (2012-2020, primarily reflecting France, Germany, Italy, Spain and the United Kingdom) and Latin America (2006-2020, primarily reflecting Brazil and Mexico).
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
We were in compliance with all financial covenants as of December 31, 2020 and December 31, 2019. There were no amounts drawn under the credit facility as of December 31, 2020 or December 31, 2019.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2020, we had access to $79 million of lines of credit which expire at various times through 2021, and are generally renewed annually. As of December 31, 2020 we had $4 million of borrowings outstanding related to these facilities and did not have any borrowings outstanding related to these facilities as of December 31, 2019.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2020 and 2019, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% 2020 senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay the $500 million aggregate principal amount of 3.450% 2015 senior notes due 2020 and the remainder will be used for general corporate purposes.
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
86 |

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
The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
3.450% 2015 senior notes due 2020	$—	$500
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	300	300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	—
	7,250	6,500
Unamortized debt discount / debt issuance costs	(66)	(51)
Less current portion of long-term debt	600	500
Cumulative fair value adjustment for interest rate swap contracts	11	(2)
Long-term debt, net of discount and issuance costs	$6,595	$5,947
The fair value of our long-term debt was $7,835 million and $6,587 million as of December 31, 2020, and December 31, 2019, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The principal amount of debt outstanding as of December 31, 2020, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2021	2022	2023	2024	2025	2025	Total
Maturities	$600	$—	$1,350	$—	$750	$4,550	$7,250
Interest Expense
Interest expense, net of capitalized interest, was $231 million for 2020, $223 million for 2019 and $206 million for 2018. Capitalized interest expense was $17 million for 2020, $13 million for 2019, and $9 million for 2018.
B. Investments
As part of the acquisition of Abaxis, we acquired short and long-term investments in debt securities (see Note 5. Acquisitions and Divestitures). These investments were classified as available-for-sale securities and, therefore, are measured at fair value at each reporting date. The changes in fair value are recognized in Accumulated other comprehensive income/(loss). We utilized Level 2 inputs such as observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. See Note 3. Significant Accounting Policies— Fair Value.
At December 31, 2019, all of the available-for-sale securities had been sold or matured. The net gains/(losses) were immaterial to our financial results for 2019.
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
87 |

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
•In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in earnings over the life of the future fixed-rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings. During 2020, we entered into treasury lock trades with an aggregate notional value of $600 million. We designated these treasury locks as cash flow hedges against interest rate exposure related to the issuance of fixed-rate debt in the second quarter of 2020. Of the aggregate notional value of $600 million, four treasury locks with a total notional amount of $425 million were designated as hedges against the ten-year fixed rate debt maturing in 2030, and two treasury locks with a total notional amount of $175 million were designated as hedges against the thirty-year note maturing in 2050. Upon issuance of our 2020 senior notes, we terminated the treasury locks and paid $6 million in cash to the counterparties for settlement. The settlement amount, which represents the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 2020 senior notes. For the twelve months ended December 31, 2020, we entered into interest rate swaps having an effective date and mandatory termination date in March 2023. We designated these swaps as cash flow hedges against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023 and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed to floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of December 31, 2020, we had an outstanding fixed-to-floating interest rate swap which corresponds to a portion of the 3.900% 2018 senior notes due 2028.
During 2018, we entered into forward starting interest rate swaps with an aggregate notional value of $350 million. In addition, we entered into treasury lock trades with an aggregate notional value of $350 million. We designated these swaps and treasury locks (contracts) as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to be used primarily to fund the acquisition of Abaxis in 2018 and to refinance our 1.875% 2013 senior notes due 2018. Upon issuance of our 2018 senior notes, we terminated the contracts we entered into in 2018 and paid $2 million in cash to the counterparties for settlement. In addition, in previous years we had entered into various forward-starting interest rate swap contracts that were designated as cash flow hedges and that were terminated upon issuance of fixed-rate notes. The settlement amounts, which represent the fair value of the contracts at the time of termination, were recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 2018 senior notes.
88 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	As of December 31,
(MILLIONS)	2020	2019
Foreign currency forward-exchange contracts	$1,633	$1,364

Cross-currency interest rate swap contracts (in foreign currency):
euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$550	$250

Fixed-to-floating interest rate swap contracts	$150	$150
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2020	2019
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$10	$7
Foreign currency forward-exchange contracts	Other current liabilities	(16)	(5)
Total derivatives not designated as hedging instruments		(6)	2
Derivatives Designated as Hedging Instruments:
Forward starting interest rate swap contracts	Other non-current assets	$6	$5
Forward starting interest rate swap contracts	Other non-current liabilities	(17)	(1)
Cross-currency interest rate swap contracts	Other current assets	2	4
Cross-currency interest rate swap contracts	Other non-current assets	5	20
Cross-currency interest rate swap contracts	Other current liabilities	(21)	(3)
Fixed to floating interest rate swap contracts	Other non-current assets/(liabilities)	11	(2)
Total derivatives designated as hedging instruments		(14)	23
Total derivatives		$(20)	$25

The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At December 31, 2020, there was $8 million of collateral received related to the long-term cross-currency interest rate swaps.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value. See Note 3. Significant Accounting Policies— Fair Value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions - net, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019
Foreign currency forward-exchange contracts	$(2)	$—
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019
Forward starting interest rate swap contracts	$(11)	$3
Cross-currency interest rate swap contracts	$(58)	$12
89 |

Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019
Cross-currency interest rate swap contracts	$18	$19
The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.
10. Leases
We have facilities, vehicles and equipment under various non-cancellable operating leases with third parties. These leases generally have remaining terms ranging from 1 to 14 years, inclusive of renewal options that are reasonably certain of exercise.
Supplemental information for operating leases is as follows:

(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)	As of December 31, 2020	As of December 31, 2019
Supplemental Balance Sheet information for operating leases
Operating lease right of use assets	$192	$189

Operating lease liabilities
Operating lease liabilities - current (in Other current liabilities)	$40	$35
Operating lease liabilities - noncurrent	163	164
Total operating lease liabilities	$203	$199

Weighted-average remaining lease term—operating leases (years)	6.59	7.12
Weighted-average discount rate—operating leases	3.12%	3.67%

(MILLIONS OF DOLLARS)	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Income Statement information for operating leases
Operating lease expense	$46	$40
Variable lease payments not included in the measurement of lease liabilities	20	21
Short-term lease payments not included in the measurement of lease liabilities	7	9

Supplemental Cash Flow information for operating leases
Cash paid for amounts included in the measurement of lease liabilities	$42	$42
Lease obligations obtained in exchange for right-of-use assets (non-cash)	47	241
Future minimum lease payments under non-cancellable operating lease contracts as of December 31, 2020 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2021	2022	2023	2024	2025	2025	Payments	Interest	Total
Maturities	$46	$39	$32	$27	$21	$57	$222	$(19)	$203
Total rent expense, net of sublease rental income, in accordance with the superceded leasing standard, was approximately $45 million in 2018.
11. Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Finished goods	$805	$701
Work-in-process	594	511
Raw materials and supplies	229	198
Inventories	$1,628	$1,410

90 |

12.    Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2020	2019
Land	—	$22	$22
Buildings	33 1/3 - 50	1,019	983
Machinery, equipment and fixtures	3 - 20	2,440	2,119
Construction-in-progress	—	673	553
		4,154	3,677
Less: Accumulated depreciation		1,952	1,737
Property, plant and equipment		$2,202	$1,940
Depreciation expense was $211 million in 2020, $175 million in 2019 and $152 million in 2018.
13. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2018	$1,265	$1,254	$2,519
Additions / Adjustments(a)	102	—	102
Other(b)	—	(29)	(29)
Balance, December 31, 2019	$1,367	$1,225	$2,592
Additions / Adjustments(a)	58	17	75
Other(b)	—	27	27
Balance, December 31, 2020	$1,425	$1,269	$2,694
(a)     For 2020, primarily relates to the acquisitions of Performance Livestock Analytics, Fish Vet Group and Virtual Recall. See Note 5. Acquisitions and Divestitures.
    For 2019, primarily relates to the acquisitions of Platinum Performance, Phoenix Lab and ZNLabs. See Note 5. Acquisitions and Divestitures.
(b)     Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,230 million as of December 31, 2020, and $3,128 million as of December 31, 2019. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) was $536 million as of December 31, 2020 and 2019.
B. Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2020			As of December 31, 2019
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,968	$(809)	$1,159	$1,938	$(657)	$1,281
Brands and tradenames(a)	427	(243)	184	424	(223)	201
Other(a)	474	(306)	168	441	(249)	192
Total finite-lived intangible assets	2,869	(1,358)	1,511	2,803	(1,129)	1,674
Indefinite-lived intangible assets:
Brands and tradenames	104	—	104	104	—	104
In-process research and development	88	—	88	105	—	105
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	199	—	199	216	—	216
Identifiable intangible assets	$3,068	$(1,358)	$1,710	$3,019	$(1,129)	$1,890
(a)     In 2020, additions included intangible assets associated with the acquisitions of Performance Livestock Analytics, Virtual Recall, Ethos Diagnostic Science and Fish Vet Group. See Note 5. Acquisitions and Divestitures.
Developed Technology Rights
Developed technology rights represent the amortized cost associated with developed technology, which has been acquired from third parties and which can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. These assets include technologies related to the care and treatment of dogs, cats, horses, cattle, swine, poultry, fish and sheep.
91 |

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
In-Process Research and Development
IPR&D assets represent R&D assets that have not yet received regulatory approval in a major market. The majority of these IPR&D assets were acquired in connection with our acquisition of an Irish biologic therapeutics company.
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
C. Amortization
The weighted average life of our total finite-lived intangible assets is approximately 10 years. Total amortization expense for finite-lived intangible assets was $230 million in 2020, $237 million in 2019, and $157 million in 2018.
The annual amortization expense expected for the years 2021 through 2025 is as follows:

(MILLIONS OF DOLLARS)	2021	2022	2023	2024	2025
Amortization expense	$203	$191	$183	$164	$149

14. Benefit Plans
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with an employee matters agreement between Pfizer and Zoetis, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the Consolidated Statements of Equity. The balance in the contra-equity account was approximately $5 million and $8 million as of December 31, 2020 and 2019, respectively. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and is being paid in equal installments over a period of 10 years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $6 million per year in 2020 and 2019.
Pension expense associated with the U.S. and certain significant international locations (inclusive of service cost grow-in benefits discussed above) totaled approximately $14 million in 2020, $13 million in 2019, and $14 million in 2018.
92 |

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
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019
Change in benefit obligation:
Projected benefit obligation, beginning	$144	$123
Service cost	8	6
Interest cost	2	3
Changes in actuarial assumptions and other	1	19
Settlements and curtailments	—	(1)
Benefits paid	(2)	(2)
Adjustments for foreign currency translation	12	(3)
Other––net	(1)	(1)
Benefit obligation, ending	164	144
Change in plan assets:
Fair value of plan assets, beginning	72	65
Actual return on plan assets	4	7
Company contributions	5	5
Settlements and curtailments	—	(1)
Benefits paid	(2)	(2)
Adjustments for foreign currency translation	6	(2)
Fair value of plan assets, ending	85	72
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(79)	$(72)
(a)    Included in Other noncurrent liabilities.
Losses related to changes in the benefit obligation were $1 million and $19 million in 2020 and 2019, respectively. The 2019 loss was primarily related to the decrease in discount rates.
Actuarial losses were approximately $32 million ($22 million, net of tax) at December 31, 2020, and $32 million ($22 million, net of tax) at December 31, 2019. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive income/(loss). The actuarial losses will be amortized into net periodic benefit costs over an average period of 11.1 years.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$77	$65
Accumulated benefit obligation	131	113
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	83	66
Projected benefit obligation	162	138
Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Service cost	$8	$6	$7
Interest cost	2	3	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of net (gains) / losses	2	1	1
Settlement and curtailments (gains) / losses	—	—	(1)
Net periodic benefit cost	$9	$7	$7
93 |

Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2020	2019	2018
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.2%	1.3%	2.3%
Rate of compensation increase	3.1%	3.1%	3.0%
Cash balance credit interest rate	1.5%	1.5%	1.7%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	1.3%	2.3%	2.2%
Expected return on plan assets	3.8%	4.1%	4.4%
Rate of compensation increase	3.1%	3.0%	3.0%
Cash balance credit interest rate	1.5%	1.7%	1.7%
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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
Cash and cash equivalents	$1	$1
Equity securities: Equity commingled funds	31	27
Debt securities: Government bonds	43	36
Other investments	10	8
Total(a)	$85	$72
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
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2020	2020	2019
Cash and cash equivalents	0-10%	1.2%	1.7%
Equity securities	0-60%	37.0%	36.9%
Debt securities	15-100%	50.2%	49.7%
Other investments	0-100%	11.6%	11.7%
Total	100%	100%	100%
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
94 |

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
We expect to contribute approximately $7 million to our dedicated pension plans in 2021. Benefit payments are expected to be approximately $3 million for 2021, $6 million for 2022, $4 million for 2023, $6 million for 2024 and $6 million for 2025. Benefit payments are expected to be approximately $52 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2021 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
B.    Postretirement Plans
Postretirement benefit expense associated with these U.S. retiree medical plans totaled approximately $4 million per year in 2020, 2019 and 2018 (inclusive of service cost grow-in benefits discussed above). The expected benefit payments for each of the next two years is approximately $4 million per year.
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
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the Zoetis Savings Plan, totaled approximately $48 million in 2020, $46 million in 2019 and $43 million in 2018.
Employees in the U.S. who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost of the supplemental savings plan was $11 million and $12 million in 2020 and 2019, respectively.
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
Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2020, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 11 million shares.
A. Share-Based Compensation Expense
In connection with the acquisition of Abaxis, in August 2018, the company issued 502,766 restricted stock units (replacement awards) with a weighted average grant date fair value of $85.26 per RSU, per the terms of the merger agreement between Zoetis and Abaxis, in connection with unvested Abaxis employee equity awards. The Abaxis unvested equity awards were canceled and exchanged for the replacement awards using a conversion ratio stated in the merger agreement. The grant date fair value of the replacement awards that is attributable to pre-merger service is $10 million and is part of the consideration transferred in exchange for the acquisition of Abaxis. The fair value of the replacement awards attributable to post merger service is $33 million and will be recorded over future vesting periods. The replacements awards vest over varying terms of continuous service up to four years from the grant date and the values are amortized on a straight-line basis over the vesting term. For additional information see Note 5. Acquisitions and Divestitures.
95 |

The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018
Stock options / stock appreciation rights	$9	$10	$10
RSUs / DSUs(a)	31	43	34
PSUs	19	14	9
Share-based compensation expense—total(b)	$59	$67	$53
Tax benefit for share-based compensation expense	(7)	(10)	(7)
Share-based compensation expense, net of tax	$52	$57	$46
(a)     For the year ended December 31, 2018, includes share-based compensation expense of $7 million related to the acquisition of Abaxis, for the post-merger service period. For additional details see Note 5. Acquisitions and Divestitures.
(b)    For each of the years ended December 31, 2020, 2019 and 2018, we capitalized approximately $1 million of share-based compensation expense to inventory.
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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield(a)	0.55%	0.75%	0.69%
Risk-free interest rate(b)	1.41%	2.56%	2.74%
Expected stock price volatility(c)	24.33%	23.08%	23.61%
Expected term(d) (years)	5.5	5.7	6.5
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
(d)     Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the year ended December 31, 2020:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value(a)
	Shares	Exercise Price	(Years)	(MILLIONS)
Outstanding, December 31, 2019	3,463,624	$51.64
Granted	309,974	144.13
Exercised	(1,201,072)	47.80
Forfeited	(18,075)	65.81
Outstanding, December 31, 2020	2,554,451	$64.43	5.7	$258
Exercisable, December 31, 2020	1,378,614	$37.05	3.7	$177
(a)    Market price of underlying Zoetis common stock less exercise price.
As of December 31, 2020, there was approximately $8 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of 1 year.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2020	2019	2018
Weighted-average grant date fair value per stock option	$34.22	$21.84	$20.30
Aggregate intrinsic value on exercise	114	76	66
Cash received upon exercise	57	39	36
Tax benefits realized related to exercise	39	31	23
96 |

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
The following table provides an analysis of RSU activity for the year ended December 31, 2020:

		Weighted-Average
	RSUs	Grant Date Fair Value
Nonvested, December 31, 2019	1,460,535	$72.93
Granted	239,745	144.06
Vested	(627,818)	61.94
Reinvested dividend equivalents	6,511	83.26
Forfeited	(95,507)	88.69
Nonvested, December 31, 2020	983,466	$95.82
As of December 31, 2020, there was approximately $39 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of 1 year.
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
For the years ended December 31, 2020 and 2019, there were no DSUs granted. As of December 31, 2020 and 2019, there were 74,688 and 74,273 DSUs outstanding, respectively, including dividend equivalents.
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
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 20.2% and 24.8%, respectively, in 2020, and 20.3% and 25.3%, respectively, in 2019. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term.
On October 3, 2019, the Company announced the retirement of Juan Ramón Alaix as Chief Executive Officer (“CEO”) effective December 31, 2019. As a result of Mr. Alaix’s retirement as CEO, a transition services letter agreement was entered into between the Company and Mr. Alaix. The letter agreement stipulates that any nonvested equity awards as of his retirement date would continue to vest according to their original vesting schedule. As a result of this change, 37,265 of nonvested PSUs granted as part of his 2018 and 2019 equity grants were modified resulting in $8 million to be recognized through December 31, 2020. During the years ended December 31, 2020 and 2019, the company recognized $6 million and $2 million, respectively, of expense related to share-based compensation in connection with Mr. Alaix's retirement.
97 |

The following table provides an analysis of PSU activity for the year ended December 31, 2020:

		Weighted-Average
	PSUs	Grant Date Fair Value
Nonvested, December 31, 2019	419,396	$93.19
Granted	85,279	217.49
Vested	(141,594)	77.69
Reinvested dividend equivalents	2,671	106.27
Forfeited	(21,481)	110.43
Nonvested, December 31, 2020	344,271	$129.38
Shares issued, December 31, 2020	276,199	$74.32
As of December 31, 2020, there was approximately $18 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 1.1 years.
F. Other Equity-Based or Cash-Based Awards
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.
16. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. This program was completed as of December 31, 2019. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. As of December 31, 2020, there was approximately $1.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation Adjustments		Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Other Currency	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	(Losses)/Gains	Loss
Balance, December 31, 2017	$(3)	$—	$(487)	$(15)	$(505)
Other comprehensive (loss)/gain, net of tax	(1)	9	(133)	1	(124)
Balance, December 31, 2018	(4)	9	(620)	(14)	(629)
Other comprehensive gain/(loss), net of tax	4	12	(104)	(9)	(97)
Balance, December 31, 2019	—	21	(724)	(23)	(726)
Other comprehensive (loss)/gain, net of tax	(15)	(58)	69	—	(4)
Balance, December 31, 2020	$(15)	$(37)	$(655)	$(23)	$(730)

17. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2020	2019	2018
Numerator
Net income before allocation to noncontrolling interests	$1,636	$1,500	$1,424
Less: net loss attributable to noncontrolling interests	(2)	—	(4)
Net income attributable to Zoetis Inc.	$1,638	$1,500	$1,428
Denominator
Weighted-average common shares outstanding	475.502	478.128	483.063
Common stock equivalents: stock options, RSUs, DSUs and PSUs	3.067	3.659	3.835
Weighted-average common and potential dilutive shares outstanding	478.569	481.787	486.898
Earnings per share attributable to Zoetis Inc. stockholders—basic	$3.44	$3.14	$2.96
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$3.42	$3.11	$2.93
98 |

The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the years ended December 31, 2020, 2019 and 2018.
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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the
99 |

Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal remains underto the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. We anticipate that the Phase II testing will begin in March 2021.
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
During the course of its investigation, the FDA identified the process used to manufacture Zoetis’ Avatec® (lasalocid sodium) and Bovatec® (lasalocid sodium) products as the possible source of the lascadoil, since lascadoil contains small amounts of lasalocid, the active ingredient found in both products. Zoetis sold the industrial lascadoil byproduct to Shur-Green, through its broker, Heritage Intreractive Services, LLC. Under the terms of the sale agreement, the lascadoil could only be incinerated or resold for use in biofuel, and the agreement expressly prohibited the reselling of lascadoil for use as a component in food. The FDA inspected the Zoetis site where Avatec and Bovatec are manufactured, and found no evidence that Zoetis was involved in the contamination of the animal feed.
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court’s decision granting summary disposition. The Court denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case was remanded back to the lower Court, where it was scheduled to proceed to trial by jury. We have been advised that the remaining parties have reached an agreement to settle the dispute, and on June 24, 2020, the remaining parties jointly stipulated to the dismissal of all remaining claims. On July 13, 2020, Plaintiffs filed a claim of appeal with Michigan State Circuit Court seeking reversal of the lower Court’s decision granting Zoetis’ motion for summary disposition. Plaintiffs’ filed their appeal brief on October 29, 2020, and we filed our reply brief on December 3, 2020. This appeal remains pending before the Circuit Court.
Other Matters
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of December 31, 2020. We will continue to monitor the developments of the appeal and its ultimate resolution.
The EC published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC (previously having the name Zoetis Products LLC). Alpharma LLC’s involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of euro 11 million (approximately $14 million) and was reimbursed in full by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013 to the General Court of the European Union. On September 8, 2016, the General Court upheld the decision of the European Commission. On November 25, 2016, we filed an appeal to the Court of Justice of the European Union. On January 24, 2019, the Court heard oral argument on the merits of the appeal. On June 4, 2020, the Advocate General issued his non-binding opinion, which largely confirmed the decision of the General Court. We now await the Court’s decision which is expected to be issued on March 25, 2021.
100 |

B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2020, recorded amounts for the estimated fair value of these indemnifications were not significant.
C. Purchase Commitments
As of December 31, 2020, we have agreements totaling $376 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing, information technology services and potential milestone payments deemed reasonably likely to occur.
19. Segment Information
A. Segment Information
We manage our operations through two geographic regions. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives, animal health diagnostics and other pharmaceuticals, for both companion animal and livestock customers.
In 2020, we realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: (i) R&D costs related to our aquaculture business, which were previously reported in our international commercial segment, are now reported in Other business activities; (ii) certain other miscellaneous costs, which were previously reported in international commercial segment results, are now reported in Corporate; and (iii) certain diagnostic and other miscellaneous costs, which were previously reported in our U.S. results, are now reported in Corporate.
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
Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $13.6 billion and $11.5 billion at December 31, 2020 and 2019, respectively.
101 |

Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2020	2019	2018	2020	2019	2018
U.S.
Revenue	$3,557	$3,203	$2,877
Cost of Sales	709	655	606
Gross Profit	2,848	2,548	2,271
Gross Margin	80.1%	79.6%	78.9%
Operating Expenses	602	543	456
Other (income)/deductions	7	—	—
U.S. Earnings	2,239	2,005	1,815	$55	$44	$34
International
Revenue(b)	3,035	2,972	2,890
Cost of Sales	971	925	929
Gross Profit	2,064	2,047	1,961
Gross Margin	68.0%	68.9%	67.9%
Operating Expenses	510	560	559
Other (income)/deductions	7	—	3
International Earnings	1,547	1,487	1,399	56	53	48
Total operating segments	3,786	3,492	3,214	111	97	82
Other business activities	(372)	(348)	(337)	27	24	23
Reconciling Items:
Corporate	(820)	(707)	(666)	101	69	59
Purchase accounting adjustments	(198)	(234)	(162)	199	219	143
Acquisition-related costs	(18)	(43)	(63)	—	—	—
Certain significant items(c)	(43)	(67)	43	—	—	—
Other unallocated	(339)	(292)	(339)	3	3	1
Total Earnings(d)	$1,996	$1,801	$1,690	$441	$412	$308
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $718 million in 2020, $742 million in 2019, and $745 million in 2018.
(c)    For 2020, certain significant items primarily included certain asset impairment charges of $37 million and CEO transition-related costs of $16 million, partially offset by a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $18 million.
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
B. Geographic Information
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2020	2019
U.S.	$1,486	$1,342
International	716	598
Property, plant and equipment, less accumulated depreciation	$2,202	$1,940

102 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2020
Allowance for doubtful accounts	$21	$3	$(4)	$20

Year Ended December 31, 2019
Allowance for doubtful accounts	$24	$3	$(6)	$21

Year Ended December 31, 2018
Allowance for doubtful accounts	$25	$2	$(3)	$24

103 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2020, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
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
104 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2021 Proxy Statement. Information regarding our executive officers is presented in Part I, Item 1 of this report under the heading Information about our Executive Officers. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Delinquent Section 16(a) Reports in our 2021 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller, and the Code of Business Conduct and Ethics for members of our Board of Directors, is incorporated by reference from the discussions under the heading Corporate Governance at Zoetis in our 2021 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2021 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2021 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2021 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties and our policies and procedures in relation to such transactions is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2021 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis-Corporate Governance Principles and Practices-Director Independence in our 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2020 and 2019 is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2021 in our 2021 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2021 in our 2021 Proxy Statement.
105 |

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

106 |

EXHIBITS
The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 2.1	Agreement and Plan of Merger, dated as of May 15, 2018, by and among Zoetis Inc., Zeus Merger Sub, Inc. and Abaxis, Inc.
(incorporated by reference to Exhibit 2.1 to Zoetis Inc.'s Current Report on Form 8-K filed on
May 16, 2018 (File No. 001-35797))
Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Quarterly
Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis
Inc.’s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Zoetis Inc.’s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Fourth Supplemental Indenture, dated August 20, 2018, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on August 20, 2018
(File No. 001-35797))
Exhibit 4.7	Fifth Supplemental Indenture, dated May 12, 2020, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.'s Current Report on Form 8-K filed on May 12, 2020
(File No. 001-35797))
Exhibit 4.8	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.9	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.10	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.11	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.12	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.13	Form of Floating Rate Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form
8-K filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.14	Form of 3.250% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.15	Form of 3.900% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.16	Form of 4.450% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
107 |

Exhibit 4.17	Form of 2.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.18	Form of 3.000% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.19	Description of the Registrant’s Securities
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.4	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.5	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.6	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.7	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.8	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.9	Zoetis Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.10	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.11	Revolving Credit Agreement, dated as of December 21, 2016, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2016 (File No. 001-35797))
Exhibit 10.11.1	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2017, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16.1 to Zoetis
Inc.’s 2017 Annual Report on Form 10-K filed on February 15, 2018 (File No. 001-35797))
Exhibit 10.11.2	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2018, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent†
Exhibit 10.12	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc's registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.14	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.15	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.16	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.17	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
108 |

Exhibit 10.18	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.19	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.20	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to
Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.21	Zoetis Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2018 (File No. 001-35797))*
Exhibit 10.22	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013 (File No. 001-35797))*
Exhibit 10.23	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.24	Amendment No. 1 to Zoetis Supplemental Savings Plan effective December 21, 2020†*
Exhibit 10.25	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.26	Amendment No. 1 to Zoetis Equity Deferral Plan effective December 21, 2020†*
Exhibit 10.27	Letter Agreement dated as of October 2, 2019, by and between Juan Ramón Alaix and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on October 3, 2019 (File No. 001-35797))
Exhibit 10.28	Letter Agreement dated as of December 9, 2019, by and between Clinton A. Lewis, Jr. and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on December 12, 2019 (File No. 001-35797))
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith
*	Management contracts or compensatory plans or arrangements

109 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 16, 2021

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

Name	Title	Date

/S/ KRISTIN C. PECK	Chief Executive Officer and Director	February 16, 2021
Kristin C. Peck	(Principal Executive Officer)

/S/ GLENN DAVID	Executive Vice President and	February 16, 2021
Glenn David	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 16, 2021
Michael B. McCallister

/S/ JUAN RAMÓN ALAIX	Director	February 16, 2021
Juan Ramón Alaix

/S/ PAUL M. BISARO	Director	February 16, 2021
Paul M. Bisaro

/S/ FRANK A. D'AMELIO	Director	February 16, 2021
Frank A. D’Amelio

/S/ SANJAY KHOSLA	Director	February 16, 2021
Sanjay Khosla

/S/ ANTOINETTE R. LEATHERBERRY	Director	February 16, 2021
Antoinette R. Leatherberry

GREGORY NORDEN	Director	February 16, 2021
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 16, 2021
Louise M. Parent

/S/ WILLIE M. REED	Director	February 16, 2021
Willie M. Reed

/S/ LINDA RHODES	Director	February 16, 2021
Linda Rhodes

/s/ ROBERT W. SCULLY	Director	February 16, 2021
Robert W. Scully

/S/ WILLIAM C. STEERE, JR.	Director	February 16, 2021
William C. Steere, Jr.

110 |