Form 10-Q
period 2021-03-31
Zoetis Inc.
filed 2021-05-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At April 30, 2021, there were 474,766,701 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2021	2020
Revenue	$1,871	$1,534
Costs and expenses:
Cost of sales	549	459
Selling, general and administrative expenses	409	389
Research and development expenses	118	107
Amortization of intangible assets	40	40
Restructuring charges and certain acquisition-related costs	9	9
Interest expense, net of capitalized interest	57	53
Other (income)/deductions—net	2	(20)
Income before provision for taxes on income	687	497
Provision for taxes on income	129	74
Net income before allocation to noncontrolling interests	558	423
Less: Net loss attributable to noncontrolling interests	(1)	—
Net income attributable to Zoetis Inc.	$559	$423
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.18	$0.89
Diluted	$1.17	$0.88
Weighted-average common shares outstanding:
Basic	475.5	475.6
Diluted	477.9	479.0
Dividends declared per common share	$0.250	$0.200

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Net income before allocation to noncontrolling interests	$558	$423
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on derivatives for cash flow hedges, net	39	(28)
Unrealized gains on derivatives for net investment hedges, net	25	17
Foreign currency translation adjustments, net	33	(44)
Total other comprehensive income (loss), net of tax	97	(55)
Comprehensive income before allocation to noncontrolling interests	655	368
Less: Comprehensive loss attributable to noncontrolling interests	(1)	—
Comprehensive income attributable to Zoetis Inc.	$656	$368

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$3,602	$3,604
Accounts receivable, less allowance for doubtful accounts of $18 in 2021 and $20 in 2020	1,125	1,013
Inventories	1,700	1,628
Other current assets	367	366
Total current assets	6,794	6,611
Property, plant and equipment, less accumulated depreciation of $2,012 in 2021 and $1,952 in 2020	2,227	2,202
Operating lease right of use assets	189	192
Goodwill	2,707	2,694
Identifiable intangible assets, less accumulated amortization	1,671	1,710
Noncurrent deferred tax assets	100	94
Other noncurrent assets	108	106
Total assets	$13,796	$13,609

Liabilities and Equity
Short-term borrowings	$4	$4
Current portion of long-term debt	600	600
Accounts payable	346	457
Dividends payable	119	119
Accrued expenses	570	556
Accrued compensation and related items	243	295
Income taxes payable	113	46
Other current liabilities	71	93
Total current liabilities	2,066	2,170
Long-term debt, net of discount and issuance costs	6,587	6,595
Noncurrent deferred tax liabilities	393	378
Operating lease liabilities	159	163
Other taxes payable	264	260
Other noncurrent liabilities	235	270
Total liabilities	9,704	9,836
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 474,973,405 and 475,317,751 shares outstanding at March 31, 2021, and December 31, 2020, respectively	5	5
Treasury stock, at cost, 26,917,838 and 26,573,492 shares of common stock at March 31, 2021, and December 31, 2020, respectively	(2,412)	(2,230)
Additional paid-in capital	1,030	1,065
Retained earnings	6,099	5,659
Accumulated other comprehensive loss	(633)	(730)
Total Zoetis Inc. equity	4,089	3,769
Equity attributable to noncontrolling interests	3	4
Total equity	4,092	3,773
Total liabilities and equity	$13,796	$13,609
(a)    As of March 31, 2021 and December 31, 2020, includes $2 million of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended March 31, 2021
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income	—	—	—	—	—	559	—	(1)	558
Other comprehensive income	—	—	—	—	—	—	97	—	97
Share-based compensation awards (b)	—	—	(0.8)	(1)	(36)	—	—	—	(37)
Treasury stock acquired (c)	—	—	1.1	(181)	—	—	—	—	(181)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(119)	—	—	(119)
Balance, March 31, 2021	501.9	$5	26.9	$(2,412)	$1,030	$6,099	$(633)	$3	$4,092

Three months ended March 31, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708
Net income	—	—	—	—	—	423	—	—	423
Other comprehensive loss	—	—	—	—	—	—	(55)	—	(55)
Share-based compensation awards (b)	—	—	(1.2)	40	(28)	9	—	—	21
Treasury stock acquired (c)	—	—	1.8	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(95)	—	—	(95)
Balance, March 31, 2020	501.9	$5	27.0	$(2,252)	$1,017	$4,764	$(781)	$—	$2,753

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Operating Activities
Net income before allocation to noncontrolling interests	$558	$423
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	109	110
Share-based compensation expense	13	16
Asset write-offs and asset impairments	1	—
Net gain on sale of assets	—	(17)
Provision for losses on inventory	11	13
Deferred taxes	(13)	(9)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	4	—
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(108)	109
Inventories	(84)	(97)
Other assets	24	(65)
Accounts payable	(112)	(35)
Other liabilities	(72)	(128)
Other tax accounts, net	68	87
Net cash provided by operating activities	400	408
Investing Activities
Capital expenditures	(77)	(94)
Other acquisitions	(3)	(6)
Settlement on swaps designated as net investment hedges	17	24
Net proceeds from sale of assets	—	20
Other investing activities	—	(1)
Net cash used in investing activities	(63)	(57)
Financing Activities
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(39)	17
Purchases of treasury stock	(181)	(250)
Cash dividends paid	(119)	(95)
Net cash used in financing activities	(339)	(328)
Effect of exchange-rate changes on cash and cash equivalents	—	(6)
Net (decrease)/increase in cash and cash equivalents	(2)	17
Cash and cash equivalents at beginning of period	3,604	1,934
Cash and cash equivalents at end of period	$3,602	$1,951

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$32	$22
Interest, net of capitalized interest	94	95
Amounts included in the measurement of lease liabilities	11	11
Non-cash transactions:
Capital expenditures	3	2
Lease obligations obtained in exchange for right-of-use assets	7	4
Dividends declared, not paid	119	95
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: vaccines, parasiticides, anti-infectives, dermatology, other pharmaceutical products, medicated feed additives and animal health diagnostics.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 28, 2021 and February 29, 2020.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2020 Annual Report on Form 10-K.
3. Accounting Standards
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the provisions of ASU 2020-04 is optional and effective as of March 12, 2020, but only available through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements and related disclosures, as well as the timing of the potential adoption.
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
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We refer to a single product in all brands, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock across each of our major product categories.
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
6 |

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
Our livestock products primarily help prevent or treat diseases and conditions to allow veterinarians and producers to care for their animals and to enable the cost-effective production of safe, high-quality animal protein. Human population growth and increasing standards of living are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive demand for improved nutrition, particularly through increased consumption of animal protein. Second, population growth leads to greater natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve and the global food chain faces increased scrutiny, there is more focus on food quality, safety, and reliability of supply.
The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
United States	$933	$786
Australia	57	43
Brazil	74	63
Canada	46	40
Chile	34	23
China	123	66
France	35	29
Germany	38	34
Italy	25	21
Japan	47	41
Mexico	33	32
Spain	31	28
United Kingdom	69	55
Other developed markets	111	87
Other emerging markets	199	166
	1,855	1,514
Contract manufacturing & human health	16	20
Total Revenue	$1,871	$1,534
Revenue by major species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
U.S.
Companion animal	$658	$499
Livestock	275	287
	933	786
International
Companion animal	418	298
Livestock	504	430
	922	728
Contract manufacturing & human health	16	20
Total Revenue	$1,871	$1,534

7 |

Revenue by species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Companion Animal:
Dogs and Cats	$1,016	$746
Horses	60	51
	1,076	797
Livestock:
Cattle	399	370
Swine	190	157
Poultry	131	148
Fish	37	26
Sheep and other	22	16
	779	717
Contract manufacturing & human health	16	20
Total Revenue	$1,871	$1,534
Revenue by major product category

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Vaccines	$413	$349
Parasiticides	390	255
Anti-infectives	321	280
Dermatology	248	197
Other pharmaceuticals	226	197
Medicated feed additives	112	125
Animal health diagnostics	89	60
Other non-pharmaceuticals	56	51
	1,855	1,514
Contract manufacturing & human health	16	20
Total Revenue	$1,871	$1,534

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2020 and December 31, 2019, and subsequently recognized as revenue during the first three months of 2021 and 2020 were approximately $3 million. Contract liabilities as of March 31, 2021 and December 31, 2020 were approximately $14 million and $13 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2021 is not material.
5. Acquisitions and Divestitures
A. Acquisitions
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

8 |

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$3	$6
Restructuring charges(b):
Employee termination costs	4	3
Exit costs	2	—
Total Restructuring charges and certain acquisition-related costs	$9	$9
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the three months ended March 31, 2021 primarily relate to employee termination and exit costs associated with cost-reduction and productivity initiatives and CEO transition-related costs.
The restructuring charges for the three months ended March 31, 2020 primarily relate to CEO transition-related costs which are associated with Manufacturing/research/corporate.

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2020(b)	$21
Provision	6
Utilization and other(c)	(5)
Balance, March 31, 2021(b)	$22
(a)     Changes in our restructuring accrual represents employee termination and exit costs.
(b)    At March 31, 2021, and December 31, 2020, included in Accrued expenses ($6 million) and Other noncurrent liabilities ($16 million and $15 million, respectively).
(c)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Royalty-related income	$(2)	$(1)
Interest income	(1)	(6)
Net gain on sale of assets(a)	—	(17)
Foreign currency loss(b)	3	5
Other, net	2	(1)
Other (income)/deductions—net	$2	$(20)
(a)    For the three months ended March 31, 2020, represents a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(b)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 18.8% for the three months ended March 31, 2021, compared with 14.9% for the three months ended March 31, 2020. The higher effective tax rate for the three months ended March 31, 2021, was primarily attributable to:

9 |

•a $13 million and a $23 million discrete tax benefit recorded in the three months ended March 31, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments;
•a $6 million discrete tax benefit recorded in the three months ended March 31, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses; and
•a $1 million discrete tax expense and a $3 million discrete tax benefit recorded in the three months ended March 31, 2021 and 2020, respectively, related to a remeasurement of deferred taxes as a result of changes in statutory tax rates, partially offset by:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
B. Deferred Taxes
As of March 31, 2021, the total net deferred income tax liability of $293 million is included in Noncurrent deferred tax assets ($100 million) and Noncurrent deferred tax liabilities ($393 million).
As of December 31, 2020, the total net deferred income tax liability of $284 million is included in Noncurrent deferred tax assets ($94 million) and Noncurrent deferred tax liabilities ($378 million).
C. Tax Contingencies
As of March 31, 2021, the net tax liabilities associated with uncertain tax positions of $192 million (exclusive of interest and penalties related to uncertain tax positions of $15 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($190 million).
As of December 31, 2020, the net tax liabilities associated with uncertain tax positions of $188 million (exclusive of interest and penalties related to uncertain tax positions of $14 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($187 million).
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
We were in compliance with all financial covenants as of March 31, 2021 and December 31, 2020. There were no amounts drawn under the credit facility as of March 31, 2021 or December 31, 2020.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2021, we had access to $80 million of lines of credit which expire at various times through 2021 and are generally renewed annually. There were $4 million of borrowings outstanding related to these facilities as of March 31, 2021 and December 31, 2020.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2021 and December 31, 2020, there was no commercial paper outstanding under this program.

10 |

Senior Notes and Other Long-Term Debt
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay in full the aggregate principal amount of our 3.450% 2015 senior notes due 2020 and the remainder will be used for general corporate purposes.
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
The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	$300	$300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	7,250	7,250
Unamortized debt discount / debt issuance costs	(65)	(66)
Less current portion of long-term debt	600	600
Cumulative fair value adjustment for interest rate swap contracts	2	11
Long-term debt, net of discount and issuance costs	$6,587	$6,595
The fair value of our long-term debt was $7,272 million and $7,835 million as of March 31, 2021, and December 31, 2020, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of March 31, 2021, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2021	2022	2023	2024	2025	2025	Total
Maturities	$600	$—	$1,350	$—	$750	$4,550	$7,250
Interest Expense
Interest expense, net of capitalized interest, was $57 million and $53 million for the three months ended March 31, 2021 and 2020, respectively. Capitalized interest expense was $5 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.
B. Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to

11 |

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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. The derivative financial instruments primarily offset exposures in the British pound, Canadian dollar, Chinese yuan, Danish krone, euro, and Japanese yen. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:
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
•In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in earnings over the life of the future fixed rate notes. When the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.
•As of March 31, 2021, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023, and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed to floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of March 31, 2021, we had an outstanding fixed-to-floating interest rate swap that corresponds to a portion of the 3.900% 2018 senior notes due 2028. The amounts recorded during the three months ended March 31, 2021 for changes in the fair value of this hedge are not material to our consolidated financial statements.
Outstanding Positions
The aggregate notional amounts of derivative instruments are as follows:

	Notional
	March 31,	December 31,
(MILLIONS)	2021	2020
Foreign currency forward-exchange contracts	$1,527	$1,633

Cross-currency interest rate swap contracts (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$550	$550

Fixed-to-floating interest rate swap contracts	$150	$150

12 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2021	2020
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$7	$10
Foreign currency forward-exchange contracts	Other current liabilities	(11)	(16)
Total derivatives not designated as hedging instruments		$(4)	$(6)

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$39	$6
Forward-starting interest rate swap contracts	Other noncurrent liabilities	—	(17)
Cross-currency interest rate swap contracts	Other current assets	20	2
Cross-currency interest rate swap contracts	Other noncurrent assets	10	5
Cross-currency interest rate swap contracts	Other current liabilities	(3)	(21)
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	2	11
Total derivatives designated as hedging instruments		68	(14)
Total derivatives		$64	$(20)
The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At March 31, 2021, there was $30 million of collateral received related to forward-starting interest rate swap contracts and long-term cross-currency interest rate swaps recorded in Other noncurrent assets.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net (losses)/gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Foreign currency forward-exchange contracts	$(5)	$6
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Forward-starting interest rate swap contracts	$39	$(27)
Cross-currency interest rate swap contracts	$25	$17
Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Cross-currency interest rate swap contracts	$3	$6
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive income/(loss) into earnings over the next 12 months is $1 million.

13 |

10. Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
Finished goods	$803	$805
Work-in-process	642	594
Raw materials and supplies	255	229
Inventories	$1,700	$1,628

11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2020	$1,425	$1,269	$2,694
Adjustments	(1)	2	1
Other(a)	—	12	12
Balance, March 31, 2021	$1,424	$1,283	$2,707
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,243 million and $3,230 million as of March 31, 2021 and December 31, 2020, respectively. Accumulated goodwill impairment losses were $536 million as of March 31, 2021 and December 31, 2020.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2021			As of December 31, 2020
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,983	$(853)	$1,130	$1,968	$(809)	$1,159
Brands and tradenames	428	(248)	180	427	(243)	184
Other	477	(315)	162	474	(306)	168
Total finite-lived intangible assets	2,888	(1,416)	1,472	2,869	(1,358)	1,511
Indefinite-lived intangible assets:
Brands and tradenames	104	—	104	104	—	104
In-process research and development	88	—	88	88	—	88
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	199	—	199	199	—	199
Identifiable intangible assets	$3,087	$(1,416)	$1,671	$3,068	$(1,358)	$1,710
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $51 million and $62 million for the three months ended March 31, 2021 and 2020, respectively.
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

14 |

The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Stock options / stock appreciation rights	$2	$3
RSUs / DSUs	8	8
PSUs	3	5
Share-based compensation expense—total(a)	$13	$16
(a) Amounts capitalized to inventory were insignificant for the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, the company granted 281,675 stock options with a weighted-average exercise price of $160.62 per stock option and a weighted-average fair value of $37.82 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 0.53%; expected dividend yield of 0.62%; expected stock price volatility of 27.97%; and expected term of 5.0 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2021, the company granted 225,525 RSUs, with a weighted-average grant date fair value of $160.58 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2021, the company granted 103,759 PSUs with a weighted-average grant date fair value of $208.81 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 28.9% and 38.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of March 31, 2021, there was approximately $1.2 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency		Accumulated Other
	Cash Flow	Net Investment	Translation		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Benefit Plans	Loss
Balance, December 31, 2020	$(15)	$(37)	$(655)	$(23)	$(730)
Other comprehensive income, net of tax	39	25	33	—	97
Balance, March 31, 2021	$24	$(12)	$(622)	$(23)	$(633)

Balance, December 31, 2019	$—	$21	$(724)	$(23)	$(726)
Other comprehensive (loss)/income, net of tax	(28)	17	(44)	—	(55)
Balance, March 31, 2020	$(28)	$38	$(768)	$(23)	$(781)

15 |

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2021	2020
Numerator
Net income before allocation to noncontrolling interests	$558	$423
Less: Net loss attributable to noncontrolling interests	(1)	—
Net income attributable to Zoetis Inc.	$559	$423
Denominator
Weighted-average common shares outstanding	475.5	475.6
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.4	3.4
Weighted-average common and potential dilutive shares outstanding	477.9	479.0

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.18	$0.89
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.17	$0.88
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three months ended March 31, 2021 and 2020.
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

16 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. We anticipate that the Phase II testing will begin in the latter part of this year or sometime next year.
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

17 |

Court seeking reversal of the lower Court’s decision granting Zoetis’ motion for summary disposition. Plaintiffs’ filed their appeal brief on October 29, 2020, and we filed our reply brief on December 3, 2020. This appeal remains pending before the Circuit Court.
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of March 31, 2021. We will continue to monitor the developments of the appeal and its ultimate resolution.
Alpharma
The EC published a decision on alleged competition law infringements by several human health pharmaceutical companies on June 19, 2013. One of the involved legal entities is Alpharma LLC (previously having the name Zoetis Products LLC). Alpharma LLC's involvement is solely related to its human health activities prior to Pfizer's acquisition of King/Alpharma. Zoetis paid a fine in the amount of euro 11 million (approximately $14 million) and was reimbursed in full by Pfizer in accordance with the Global Separation Agreement between Pfizer and Zoetis, which provides that Pfizer is obligated to indemnify Zoetis for any liabilities arising out of claims not related to its animal health assets. We filed an appeal of the decision on September 6, 2013, to the General Court of the European Union. On September 8, 2016, the General Court upheld the decision of the European Commission. On November 25, 2016, we filed an appeal to the Court of Justice of the European Union. On January 24, 2019, the Court heard oral argument on the merits of the appeal. On June 4, 2020, the Advocate General issued his non-binding opinion, which largely confirmed the decision of the General Court. On March 25, 2021, the Court of Justice affirmed the decision of the General Court. Since the penalty has already been paid, no further action is needed, and the proceedings involving the EC are now concluded.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2021, recorded amounts for the estimated fair value of these indemnifications were not significant.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including vaccines, parasiticides, anti-infectives, dermatology, medicated feed additives, animal health diagnostics and other pharmaceuticals, for both livestock and companion animal customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
Beginning in the first quarter of 2021, certain costs associated with information technology that specifically support our global manufacturing operations, which were previously reported in Other unallocated, are now reported in Corporate. In addition, in the first quarter of 2021, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: (i) certain diagnostics costs, which were previously reported in Corporate, are now reported in our U.S. results; and (ii) certain other miscellaneous costs, which were previously reported in our U.S. results, are now reported in Corporate.
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

18 |

•Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) procurement costs.
Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
U.S.
Revenue	$933	$786
Cost of sales	184	167
Gross profit	749	619
Gross margin	80.3%	78.8%
Operating expenses	131	125
Other (income)/deductions-net	1	1
U.S. Earnings	617	493	$13	$13

International
Revenue(b)	922	728
Cost of sales	282	224
Gross profit	640	504
Gross margin	69.4%	69.2%
Operating expenses	130	125
Other (income)/deductions-net	—	—
International Earnings	510	379	17	14

Total operating segments	1,127	872	30	27

Other business activities	(97)	(87)	7	6
Reconciling Items:
Corporate	(230)	(187)	27	22
Purchase accounting adjustments	(44)	(54)	44	54
Acquisition-related costs	(5)	(7)	—	—
Certain significant items(c)	(8)	11	—	—
Other unallocated	(56)	(51)	1	1
Total Earnings(d)	$687	$497	$109	$110
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $192 million and $170 million for the three months ended March 31, 2021 and 2020, respectively.
(c)    For the three months ended March 31, 2021, primarily represents employee termination costs related to cost-reduction and productivity initiatives, as well as product transfer costs related to cost-reduction and productivity initiatives.
For the three months ended March 31, 2020, primarily represents a net gain resulting from net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $17 million, partially offset by CEO transition-related costs of $4 million.
(d)    Defined as income before provision for taxes on income.

19 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of March 31, 2021, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2021 and March 31, 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 6, 2021

20 |

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of our business
Zoetis is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products, biodevices, genetic tests and precision livestock farming technology. For nearly 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from livestock farmers to veterinarians and pet owners.
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer a diversified product portfolio for both companion animal and livestock customers in order to capitalize on local and regional trends and customer needs. See Notes to Condensed Consolidated Financial Statements — Note 16. Segment Information.
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
Beginning in the first quarter of 2021, certain costs associated with information technology that specifically support our global manufacturing operations, which were previously reported in Other unallocated, are now reported in Corporate. In addition, in the first quarter of 2021, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: (i) certain diagnostics costs, which were previously reported in Corporate, are now reported in our U.S. results; and (ii) certain other miscellaneous costs, which were previously reported in our U.S. results, are now reported in Corporate.
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
A summary of our 2021 performance compared with the comparable 2020 period follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational(a)
Revenue	$1,871	$1,534	22	1	21
Net income attributable to Zoetis	559	423	32	(2)	34
Adjusted net income(a)	603	455	33	(1)	34
(a)    Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2020 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2020 Form 10-K.
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
Due to numerous uncertainties regarding the continuing COVID-19 pandemic, we are unable to fully predict the impact that it will ultimately have on our future financial position and operating results. These uncertainties include the severity of the virus, the duration of the outbreak and number of recurrences, the effectiveness of measures to contain and treat the virus, including the timing, adoption and effectiveness of widespread vaccinations, governmental, business or other actions in response to the pandemic (which could include actions that result in limitations on, or disruptions to, our manufacturing, transportation and other operations, or mandates to provide products or services), impacts on our supply chain, the effect on customer demand, or changes to our operations. We cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors and suppliers;

21 |

however, any material effect on these parties could adversely impact us. In particular, our livestock customers have been, and may continue to be, negatively impacted by facility closures, reduced packing plant capacity, quarantines, travel bans and labor shortages, and the shift in protein production from foodservice to grocery, among other impacts. In addition, our companion animal customers have been, and may in the future be, negatively impacted by lack of demand for veterinary services in areas where lockdown and stay-at-home orders are in place. The impact of COVID-19 on our customers has reduced and could continue to reduce the demand for our products, which could continue to adversely impact our revenue. The health of our workforce, and our ability to meet staffing needs in our manufacturing operations and other critical functions, cannot be predicted and are vital to our operations. Further, the impacts of a prolonged global recession and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. In order to preserve liquidity, we issued debt securities in May 2020 and we may in the future incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise. An increase in our outstanding indebtedness will result in additional interest expense.
The situation surrounding COVID-19 remains fluid, and we will continue to actively monitor the situation and may take actions that alter our business operations that we determine are in the best interests of our workforce, customers, vendors, suppliers, and other stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may ultimately have on our business, including the effects on our customers, workforce, and prospects, or on our financial results for the remainder of fiscal 2021.
For further information regarding the impact of COVID-19 on the Company, please see Item 1A, Risk Factors on this Quarterly Report on Form 10-Q.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2021, approximately 46% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Brazilian real, Chinese renminbi, Canadian dollar, Australian dollar, British pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2021, approximately 54% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was favorably impacted by approximately 1% from changes in foreign currency values relative to the U.S. dollar.
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

22 |

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

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Revenue	$1,871	$1,534	22
Costs and expenses:
Cost of sales	549	459	20
% of revenue	29.3%	29.9%
Selling, general and administrative expenses	409	389	5
% of revenue	22%	25%
Research and development expenses	118	107	10
% of revenue	6%	7%
Amortization of intangible assets	40	40	—
Restructuring charges and certain acquisition-related costs	9	9	—
Interest expense, net of capitalized interest	57	53	8
Other (income)/deductions—net	2	(20)	*
Income before provision for taxes on income	687	497	38
% of revenue	37%	32%
Provision for taxes on income	129	74	74
Effective tax rate	18.8%	14.9%
Net income before allocation to noncontrolling interests	558	423	32
Less: Net loss attributable to noncontrolling interests	(1)	—	—
Net income attributable to Zoetis Inc.	$559	$423	32
% of revenue	30%	28%
*Calculation not meaningful
Revenue
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Total revenue increased by $337 million, or 22%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, an increase of $325 million, or 21%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from in-line products, including key dermatology products, of approximately 16%; and
•volume growth from new products of approximately 5%.
Foreign exchange increased reported revenue growth by approximately 1%.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Cost of sales	$549	$459	20
% of revenue	29.3%	29.9%
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Cost of sales as a percentage of revenue was 29.3% in the three months ended March 31, 2021 compared with 29.9% in the three months ended March 31, 2020. The decrease was primarily as a result of:
•favorable product mix,
partially offset by:
•unfavorable foreign exchange; and
•higher freight and other charges.

23 |

Selling, general and administrative expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Selling, general and administrative expenses	$409	$389	5
% of revenue	22%	25%
Three months ended March 31, 2021 vs. three months ended March 31, 2020
SG&A expenses increased by $20 million, or 5%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, primarily as a result of:
•an increase in certain compensation-related costs;
•investments to support revenue growth;
•higher freight and logistics costs; and
•unfavorable foreign exchange,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic; and
•the reduced impact of purchase accounting adjustments.

Research and development expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Research and development expenses	$118	$107	10
% of revenue	6%	7%
Three months ended March 31, 2021 vs. three months ended March 31, 2020
R&D expenses increased by $11 million, or 10%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, primarily as a result of:
•an increase in certain compensation-related costs;
•increased spending driven by project investments; and
•unfavorable foreign exchange,
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic.

Amortization of intangible assets
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Amortization of intangible assets	$40	$40	—
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Amortization of intangible assets was $40 million in the three months ended March 31, 2021 and 2020.

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Restructuring charges and certain acquisition-related costs	$9	$9	—
Our acquisition-related costs primarily relate to restructuring charges for employees, assets and activities that will not continue in the future, as well as integration costs. Net restructuring charges are primarily related to employee termination and exit costs. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Restructuring charges and certain acquisition-related costs were $9 million in the three months ended March 31, 2021 and 2020. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2021 consisted of employee termination and exit costs associated

24 |

with cost-reduction and productivity initiatives, integration costs related to recent acquisitions and restructuring charges related to CEO transition-related costs. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2020 consisted of integration costs related to acquisitions and restructuring charges related to CEO transition-related costs.

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Interest expense, net of capitalized interest	$57	$53	8
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Interest expense, net of capitalized interest, increased by 8% in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, primarily as a result of the increase in long-term debt during the second quarter of 2020.

Other (income)/deductions—net
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Other (income)/deductions—net	$2	$(20)	*
*Calculation not meaningful
Three months ended March 31, 2021 vs. three months ended March 31, 2020
The change in Other (income)/deductions—net is primarily as a result of a net gain of $17 million in the three months ended March 31, 2020 related to net cash proceeds received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites and lower interest income for the three months ended March 31, 2021 as compared to the prior year period.

Provision for taxes on income
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Provision for taxes on income	$129	$74	74
Effective tax rate	18.8%	14.9%
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Our effective tax rate was 18.8% for the three months ended March 31, 2021, compared with 14.9% for the three months ended March 31, 2020. The higher effective tax rate for the three months ended March 31, 2021, was primarily attributable to:
•a $13 million and a $23 million discrete tax benefit recorded in the three months ended March 31, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments;
•a $6 million discrete tax benefit recorded in the three months ended March 31, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses; and
•a $1 million and a $3 million discrete tax benefit recorded in the three months ended March 31, 2021 and 2020, respectively, related to a remeasurement of deferred taxes as a result of a change in statutory tax rates, partially offset by:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.

25 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.
Companion animal	$658	$499	32	—	32
Livestock	275	287	(4)	—	(4)
	933	786	19	—	19
International
Companion animal	418	298	40	3	37
Livestock	504	430	17	—	17
	922	728	27	2	25
Total
Companion animal	1,076	797	35	1	34
Livestock	779	717	9	1	8
Contract manufacturing & human health	16	20	(20)	5	(25)
	$1,871	$1,534	22	1	21
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.:
Revenue	$933	$786	19	—	19
Cost of Sales	184	167	10	—	10
Gross Profit	749	619	21	—	21
Gross Margin	80.3%	78.8%
Operating Expenses	131	125	5	—	5
Other (income)/deductions-net	1	1	—	—	—
U.S. Earnings	617	493	25	—	25

International:
Revenue	922	728	27	2	25
Cost of Sales	282	224	26	—	26
Gross Profit	640	504	27	2	25
Gross Margin	69.4%	69.2%
Operating Expenses	130	125	4	3	1
Other (income)/deductions-net	—	—	*	*	*
International Earnings	510	379	35	3	32

Total operating segments	1,127	872	29	1	28

Other business activities	(97)	(87)	11
Reconciling Items:
Corporate	(230)	(187)	23
Purchase accounting adjustments	(44)	(54)	(19)
Acquisition-related costs	(5)	(7)	(29)
Certain significant items	(8)	11	*
Other unallocated	(56)	(51)	10
Total Earnings	$687	$497	38
* Calculation not meaningful.

26 |

Three months ended March 31, 2021 vs. three months ended March 31, 2020
U.S. operating segment
U.S. segment revenue increased by $147 million, or 19%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, reflecting an increase of approximately $159 million in companion animal products, partially offset by a decrease of approximately $12 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, including Simparica Trio, our new triple combination parasiticide, as well as the Revolution/Stronghold franchise. In-line product growth benefited from increased sales of our diagnostics products, the key dermatology portfolio and vaccines.
•Livestock revenue declined due to poultry and swine, partially offset by growth in cattle. Poultry declined due to lower revenue in our medicated feed additives products. The reduction in swine in the quarter was primarily due to a non-recurring government purchase in the same quarter last year. The increase in cattle stemmed from marketing and promotion efforts benefiting the portfolio of products.
U.S. segment earnings increased by $124 million, or 25%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, primarily due to revenue and gross margin growth.
International operating segment
International segment revenue increased by $194 million, or 27%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020. Operational revenue increased by $182 million, or 25%, driven by growth of approximately $110 million in companion animal products and growth of approximately $72 million in livestock products.
•Companion animal operational revenue growth resulted primarily from increased sales of our parasiticide products, including the Simparica franchise with the launch of Simparica Trio, as well as the Revolution/Stronghold franchise. Key dermatology products also contributed to growth with increased sales of Apoquel and Cytopoint, as well as vaccines.
•Livestock operational revenue growth was driven by increased sales in swine, cattle and fish. Sales of swine products grew as a result of expanding herd production in the wake of African Swine Fever in China. Growth in cattle was mainly due to the effect of marketing campaigns, key account penetration and favorable export market conditions in Brazil and other emerging markets. Fish growth was due to an increase in vaccine sales in key salmon markets, timing of vaccinations and recent acquisitions.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by approximately $12 million, or 2%, primarily driven by the euro, Chinese yuan and Australian dollar, partially offset by the Brazilian real.
International segment earnings increased by $131 million, or 35%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020. Operational earnings growth was $122 million, or 32%, primarily due to higher revenue and lower operating expenses.
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
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Other business activities net loss increased by $10 million, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, reflecting an increase in R&D costs due to an increase in compensation-related costs, an increase in project investments and unfavorable foreign exchange, partially offset by lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic.
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
•Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets, and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for acquisition and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and
•Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Corporate expenses increased by $43 million, or 23%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, primarily due to an increase in certain compensation-related costs, an increase in interest expense due to the May 2020 debt issuance, lower interest income, investments in information technology and unfavorable foreign exchange.
Other unallocated expenses increased by $5 million, or 10%, in the three months ended March 31, 2021, compared with the three months ended March 31, 2020, primarily due to unfavorable foreign exchange, partially offset by continued cost improvements.
See Notes to Condensed Consolidated Financial Statements—Note 16. Segment Information for further information.

27 |

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

28 |

Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
GAAP reported net income attributable to Zoetis	$559	$423	32
Purchase accounting adjustments—net of tax	34	32	6
Acquisition-related costs—net of tax	4	8	(50)
Certain significant items—net of tax	6	(8)	*
Non-GAAP adjusted net income(a)	$603	$455	33
*Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income is 19.1% and 16.8% for the three months ended March 31, 2021 and 2020, respectively. The higher effective tax rate for the three months ended March 31, 2021, compared with the three months ended March 31, 2020, was primarily attributable to a $13 million and $23 million discrete tax benefit recorded in the three months ended March 31, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments, partially offset by changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,		%
	2021	2020	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.17	$0.88	33
Purchase accounting adjustments—net of tax	0.07	0.07	—
Acquisition-related costs—net of tax	0.01	0.02	(50)
Certain significant items—net of tax	0.01	(0.02)	*
Non-GAAP adjusted EPS—diluted	$1.26	$0.95	33
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Interest expense, net of capitalized interest	$57	$53
Interest income	1	6
Income taxes	142	92
Depreciation	56	47
Amortization	9	9

29 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Purchase accounting adjustments:
Amortization and depreciation(a)	$44	$54
Total purchase accounting adjustments—pre-tax	44	54
Income taxes(b)	10	22
Total purchase accounting adjustments—net of tax	34	32
Acquisition-related costs:
Integration costs	3	6
Restructuring costs	2	1
Total acquisition-related costs—pre-tax	5	7
Income taxes(b)	1	(1)
Total acquisition-related costs—net of tax	4	8
Certain significant items:
Operational efficiency initiative(c)	—	(17)
Supply network strategy(d)	1	2
Other restructuring charges and cost-reduction/productivity initiatives(e)	6	2
Certain asset impairment charges	1	—
Other(f)	—	2
Total certain significant items—pre-tax	8	(11)
Income taxes(b)	2	(3)
Total certain significant items—net of tax	6	(8)
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$44	$32
(a)     Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.
(b)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the three months ended March 31, 2020, in addition to a tax benefit related to a remeasurement of deferred taxes as a result of changes in statutory tax rates, for the three months ended March 31, 2021 and 2020.
    Income taxes in Acquisition-related costs also includes a tax charge related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the three months ended March 31, 2020.
(c)     For the three months ended March 31, 2020, represents a net gain resulting from net cash proceeds pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(d)    Represents product transfer costs related to cost-reduction and productivity initiatives.
(e) For the three months ended March 31, 2021, represents product transfer costs and employee termination costs related to cost-reduction and productivity initiatives and the CEO transition. For the three months ended March 31, 2020, represents employee termination costs incurred as a result of the CEO transition.
(f)    For the three months ended March 31, 2020, primarily represents CEO transition-related costs.

30 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2021	2020
Cost of sales:
Purchase accounting adjustments	$2	$2
Inventory write-offs	1	—
Consulting fees	—	2
Other	3	—
Total Cost of sales	6	4

Selling, general & administrative expenses:
Purchase accounting adjustments	8	18
Other	—	2
Total Selling, general & administrative expenses	8	20

Amortization of intangible assets:
Purchase accounting adjustments	34	34
Total Amortization of intangible assets	34	34

Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs	3	6
Employee termination costs	4	3
Exit costs	2	—
Total Restructuring charges/(reversals) and certain acquisition-related costs	9	9

Other (income)/deductions—net:
Net gain on sale of assets	—	(17)
Total Other (income)/deductions—net	—	(17)

Provision for taxes on income	13	18

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$44	$32

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
Analysis of the condensed consolidated balance sheets
March 31, 2021 vs. December 31, 2020
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased as a result of higher sales in the period primarily due to the launch of new products and the impact of foreign exchange, partially offset by the timing of customer payments and rebate credits issued to customers.
Accounts payable decreased as a result of the timing of payments.
Accrued compensation and related items decreased primarily due to payment of 2020 annual bonuses to eligible employees and 2020 employee savings plan contributions, partially offset by the pro rata accrual of similar items for 2021.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments, the tax impact of various acquisitions and the impact of the remeasurement of deferred taxes as a result of changes in tax rates.
Other current liabilities and Other noncurrent liabilities decreased primarily due to the mark-to-market adjustments of derivative instruments and net investment gains related to our profit sharing plan.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.

31 |

Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Net cash provided by (used in):
Operating activities	$400	$408	(2)
Investing activities	(63)	(57)	11
Financing activities	(339)	(328)	3
Effect of exchange-rate changes on cash and cash equivalents	—	(6)	*
Net (decrease)/increase in cash and cash equivalents	$(2)	$17	*
*Calculation not meaningful.
Operating activities
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Net cash provided by operating activities was $400 million for the three months ended March 31, 2021, and $408 million for the three months ended March 31, 2020. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business, partially offset by higher cash earnings.
Investing activities
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Our net cash used in investing activities was $63 million for the three months ended March 31, 2021, compared with net cash used in investing activities of $57 million for the three months ended March 31, 2020. The net cash used in investing activities for 2021 was primarily due to capital expenditures, partially offset by proceeds from cross-currency interest rate swaps. The net cash used in investing activities for 2020 was primarily due to capital expenditures, partially offset by proceeds from cross-currency interest rate swaps and proceeds resulting from a contingent payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
Financing activities
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Our net cash used in financing activities was $339 million for the three months ended March 31, 2021, compared with net cash used in financing activities of $328 million for the three months ended March 31, 2020. The net cash used in financing activities for 2021 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for 2020 was primarily attributable to the purchase of treasury shares and the payment of dividends, partially offset by net proceeds in connection with the issuance of common stock under our equity incentive plan.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
Cash and cash equivalents	$3,602	$3,604
Accounts receivable, net(a)	1,125	1,013
Short-term borrowings	4	4
Current portion of long-term debt	600	600
Long-term debt, net of discount and issuance costs	6,587	6,595
Working capital	4,728	4,441
Ratio of current assets to current liabilities	3.29:1	3.05:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the three months ended March 31, 2021, compared with December 31, 2020, the number of days that accounts receivables are outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.

32 |

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
We were in compliance with all financial covenants as of March 31, 2021 and December 31, 2020. There were no amounts drawn under the credit facility as of March 31, 2021 or December 31, 2020.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2021, we had access to $80 million of lines of credit which expire at various times through 2021 and are generally renewed annually. There were $4 million of borrowings outstanding related to these facilities as of March 31, 2021 and December 31, 2020.
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
Debt
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay in full the aggregate principal amount of our 3.450% 2015 senior notes due 2020 and the remainder will be used for general corporate purposes.
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

33 |

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
Share Repurchase Program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of March 31, 2021, there was approximately $1.2 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. We temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program. During the first three months of 2021, approximately 1.1 million shares were repurchased.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2021, or December 31, 2020, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of March 31, 2021
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.

34 |

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
In particular, forward-looking statements include statements relating to the impact of the COVID-19 pandemic, our 2021 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
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

35 |

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
Our financial instrument holdings at March 31, 2021, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at March 31, 2021, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by less than $1 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $5 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of March 31, 2021, we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% senior notes due 2028, so that a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. At March 31, 2021, there were no commercial paper borrowings outstanding and there was no outstanding principal balance under our revolving credit facility.
By issuing the Floating Rate Notes and by entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of March 31, 2021, if LIBOR-based interest rates would have been higher by 100 basis points, the change would increase our interest expense during 2021 by approximately $3 million, as it relates to our fixed to floating interest rate swap agreements and floating-rate borrowings. See Notes to Condensed Consolidated Financial Statements— Note 9. Financial Instruments.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2021, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

36 |

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I— Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Statements and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2020 Annual Report on Form 10-K.
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
There continues to be considerable uncertainty regarding such measures and potential future measures. In particular, we, and the contract manufacturing organizations (CMOs) we work with, could be asked or ordered to perform certain activities for human health that would divert significant manufacturing and other resources away from our business and could expose us to additional liability. For example, in February 2021, the Biden Administration invoked the Defense Production Act (DPA) to require U.S. vaccine and component manufacturers to prioritize supply for the U.S. human COVID-19 vaccination program and, as a result, the supply of certain components used in several of our products was disrupted for a short while. It is still uncertain what the ultimate impact from the DPA will be. Any related component shortages or supply chain disruption may result in manufacturing or R&D delays that could materially adversely impact our revenue. Future restrictions on our access to or control over our manufacturing facilities or on our support operations or workforce, or similar limitations on our vendors or suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, or export bans could limit our ability to meet customer demand and have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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
The COVID-19 pandemic has also significantly increased economic uncertainty and has led to continued disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital. The economic impact of the ongoing COVID-19 pandemic has resulted in a global recession that may continue for an unknown period of time. In order to preserve liquidity, we issued debt securities in May 2020 and we may incur additional indebtedness, whether through the issuance of debt securities, drawdowns under our credit facility or otherwise in the future. An increase in our outstanding indebtedness will result in additional interest expense. We may also seek to conserve cash by reducing or canceling future dividends or delaying capital expenditures. Risks related to negative economic conditions are described in Part I, Item 1A. "Risk Factors," of our 2020 Annual Report on Form 10-K titled, "Our business is subject to risk based on global economic conditions.”
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

37 |

made or may make, as a consequence of the COVID-19 pandemic, including as part of the reopening process, may also result in legal claims or litigation against us.
We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to continue to impact our business, financial condition, results of operations and/or cash flows in 2021. The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in Part I, Item 1A. "Risk Factors," of our 2020 Annual Report on Form 10-K, any of which could have a material effect on us. This situation continues to change rapidly and additional impacts may arise that we are not aware of currently.
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
Furthermore, President Biden's administration has put forth comprehensive corporate tax reform proposals which may have an adverse impact to our effective tax rate. At this time, we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
March 31, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2021	399,256	$161.79	212,073	$1,390,188,505
February 1 - February 28, 2021	588,188	$162.33	367,495	$1,331,493,170
March 1 - March 31, 2021	580,338	$151.90	579,859	$1,243,201,592
	1,567,782	$158.33	1,159,427	$1,243,201,592
(a)     The company repurchased 408,355 shares during the three-month period ended March 31, 2021, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)     The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None
38 |

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

39 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 6, 2021	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

May 6, 2021	By:	/S/ GLENN DAVID
Glenn David
Executive Vice President and Chief Financial Officer

40 |