Form 10-Q
period 2021-06-30
Zoetis Inc.
filed 2021-08-05
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At July 30, 2021, there were 473,944,193 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2021	2020	2021	2020
Revenue	$1,948	$1,548	$3,819	$3,082
Costs and expenses:
Cost of sales	568	451	1,117	910
Selling, general and administrative expenses	495	393	904	782
Research and development expenses	120	111	238	218
Amortization of intangible assets	41	40	81	80
Restructuring charges and certain acquisition-related costs	21	8	30	17
Interest expense, net of capitalized interest	57	58	114	111
Other (income)/deductions—net	10	5	12	(15)
Income before provision for taxes on income	636	482	1,323	979
Provision for taxes on income	125	106	254	180
Net income before allocation to noncontrolling interests	511	376	1,069	799
Less: Net loss attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net income attributable to Zoetis Inc.	$512	$377	$1,071	$800
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.08	$0.79	$2.25	$1.68
Diluted	$1.07	$0.79	$2.24	$1.67
Weighted-average common shares outstanding:
Basic	474.8	475.3	475.2	475.4
Diluted	477.0	478.1	477.5	478.6
Dividends declared per common share	$0.250	$0.200	$0.500	$0.400

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Net income before allocation to noncontrolling interests	$511	$376	$1,069	$799
Other comprehensive income (loss), net of tax:
Unrealized (losses)/gains on derivatives for cash flow hedges, net	(19)	(4)	20	(32)
Unrealized (losses)/gains on derivatives for net investment hedges, net	(8)	(14)	17	3
Foreign currency translation adjustments, net	37	(57)	70	(101)
Total other comprehensive income (loss), net of tax	10	(75)	107	(130)
Comprehensive income before allocation to noncontrolling interests	521	301	1,176	669
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Comprehensive income attributable to Zoetis Inc.	$522	$302	$1,178	$670

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$3,658	$3,604
Accounts receivable, less allowance for doubtful accounts of $18 in 2021 and $20 in 2020	1,170	1,013
Inventories	1,802	1,628
Other current assets	418	366
Total current assets	7,048	6,611
Property, plant and equipment, less accumulated depreciation of $2,064 in 2021 and $1,952 in 2020	2,286	2,202
Operating lease right of use assets	177	192
Goodwill	2,718	2,694
Identifiable intangible assets, less accumulated amortization	1,640	1,710
Noncurrent deferred tax assets	103	94
Other noncurrent assets	97	106
Total assets	$14,069	$13,609

Liabilities and Equity
Short-term borrowings	$4	$4
Current portion of long-term debt	600	600
Accounts payable	369	457
Dividends payable	119	119
Accrued expenses	646	556
Accrued compensation and related items	239	295
Income taxes payable	43	46
Other current liabilities	71	93
Total current liabilities	2,091	2,170
Long-term debt, net of discount and issuance costs	6,592	6,595
Noncurrent deferred tax liabilities	381	378
Operating lease liabilities	147	163
Other taxes payable	261	260
Other noncurrent liabilities	245	270
Total liabilities	9,717	9,836
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 474,210,830 and 475,317,751 shares outstanding at June 30, 2021, and December 31, 2020, respectively	5	5
Treasury stock, at cost, 27,680,413 and 26,573,492 shares of common stock at June 30, 2021, and December 31, 2020, respectively	(2,568)	(2,230)
Additional paid-in capital	1,044	1,065
Retained earnings	6,492	5,659
Accumulated other comprehensive loss	(623)	(730)
Total Zoetis Inc. equity	4,350	3,769
Equity attributable to noncontrolling interests	2	4
Total equity	4,352	3,773
Total liabilities and equity	$14,069	$13,609
(a)    As of June 30, 2021 and December 31, 2020, includes $1 million and $2 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended June 30, 2021
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2021	501.9	$5	26.9	$(2,412)	$1,030	$6,099	$(633)	$3	$4,092
Net income	—	—	—	—	—	512	—	(1)	511
Other comprehensive income	—	—	—	—	—	—	10	—	10
Share-based compensation awards (b)	—	—	(0.2)	10	14	—	—	—	24
Treasury stock acquired (c)	—	—	1.0	(166)	—	—	—	—	(166)
Dividends declared	—	—	—	—	—	(119)	—	—	(119)
Balance, June 30, 2021	501.9	$5	27.7	$(2,568)	$1,044	$6,492	$(623)	$2	$4,352

Three months ended June 30, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2020	501.9	$5	27.0	$(2,252)	$1,017	$4,764	$(781)	$—	$2,753
Net income	—	—	—	—	—	377	—	(1)	376
Other comprehensive loss	—	—	—	—	—	—	(75)	—	(75)
Consolidation of noncontrolling interests	—	—	—	—		—	—	6	6
Share-based compensation awards (b)	—	—	(0.1)	7	13	2	—	—	22
Dividends declared	—	—	—	—	—	(95)	—	—	(95)
Balance, June 30, 2020	501.9	$5	26.9	$(2,245)	$1,030	$5,048	$(856)	$5	$2,987

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Six months ended June 30, 2021
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income	—	—	—	—	—	1,071	—	(2)	1,069
Other comprehensive income	—	—	—	—	—	—	107	—	107
Share-based compensation awards (b)	—	—	(1.0)	9	(22)	—	—	—	(13)
Treasury stock acquired (c)	—	—	2.1	(347)	—	—	—	—	(347)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(238)	—	—	(238)
Balance, June 30, 2021	501.9	$5	27.7	$(2,568)	$1,044	$6,492	$(623)	$2	$4,352

Six months ended June 30, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708
Net income	—	—	—	—	—	800	—	(1)	799
Other comprehensive loss	—	—	—	—	—	—	(130)	—	(130)
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	6	6
Share-based compensation awards (b)	—	—	(1.3)	47	(15)	11	—	—	43
Treasury stock acquired (c)	—	—	1.8	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(190)	—	—	(190)
Balance, June 30, 2020	501.9	$5	26.9	$(2,245)	$1,030	$5,048	$(856)	$5	$2,987

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(MILLIONS OF DOLLARS)	2021	2020
Operating Activities
Net income before allocation to noncontrolling interests	$1,069	$799
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	221	221
Share-based compensation expense	29	32
Asset write-offs and asset impairments	14	9
Net loss/(gain) on sale of assets	3	(18)
Provision for losses on inventory	25	32
Deferred taxes	(24)	(38)
Employee benefit plan contribution from Pfizer Inc.	1	1
Loss on treasury locks	—	(6)
Other non-cash adjustments	7	2
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(149)	71
Inventories	(206)	(233)
Other assets	(36)	(42)
Accounts payable	(91)	37
Other liabilities	21	(156)
Other tax accounts, net	(3)	135
Net cash provided by operating activities	881	846
Investing Activities
Capital expenditures	(190)	(184)
Acquisitions, net of cash acquired	(14)	(78)
Settlement on swaps designated as net investment hedges	2	20
Net proceeds from sale of assets	—	23
Other investing activities	—	(2)
Net cash used in investing activities	(202)	(221)
Financing Activities
Increase in short-term borrowings, net	—	1
Proceeds from issuance of long-term debt—senior notes, net of discount	—	1,240
Payment of consideration related to previous acquisitions	(5)	—
Acquisition of a noncontrolling interest, net of cash acquired	—	3
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(39)	21
Purchases of treasury stock	(347)	(250)
Cash dividends paid	(238)	(190)
Payment of debt issuance costs	—	(12)
Net cash (used in)/provided by financing activities	(629)	813
Effect of exchange-rate changes on cash and cash equivalents	4	(19)
Net increase in cash and cash equivalents	54	1,419
Cash and cash equivalents at beginning of period	3,604	1,934
Cash and cash equivalents at end of period	$3,658	$3,353

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$315	$91
Interest, net of capitalized interest	127	123
Amounts included in the measurement of lease liabilities	23	20
Non-cash transactions:
Capital expenditures	4	5
Lease obligations obtained in exchange for right-of-use assets	7	13
Dividends declared, not paid	119	95
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, anti-infectives, dermatology, other pharmaceutical products, medicated feed additives and animal health diagnostics.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 31, 2021 and May 31, 2020.
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
7 |

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
The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
United States	$1,004	$823	$1,937	$1,609
Australia	69	51	126	94
Brazil	75	56	149	119
Canada	67	54	113	94
Chile	34	25	68	48
China	94	66	217	132
France	32	24	67	53
Germany	50	40	88	74
Italy	32	14	57	35
Japan	50	53	97	94
Mexico	34	26	67	58
Spain	33	24	64	52
United Kingdom	43	26	112	81
Other developed markets	112	90	223	177
Other emerging markets	199	159	398	325
	1,928	1,531	3,783	3,045
Contract manufacturing & human health	20	17	36	37
Total Revenue	$1,948	$1,548	$3,819	$3,082
Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
U.S.
Companion animal	$794	$594	$1,452	$1,093
Livestock	210	229	485	516
	1,004	823	1,937	1,609
International
Companion animal	435	288	853	586
Livestock	489	420	993	850
	924	708	1,846	1,436
Contract manufacturing & human health	20	17	36	37
Total Revenue	$1,948	$1,548	$3,819	$3,082

8 |

Revenue by species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Companion Animal:
Dogs and Cats	$1,161	$831	$2,177	$1,577
Horses	68	51	128	102
	1,229	882	2,305	1,679
Livestock:
Cattle	342	320	741	690
Swine	161	146	351	303
Poultry	134	135	265	283
Fish	39	30	76	56
Sheep and other	23	18	45	34
	699	649	1,478	1,366
Contract manufacturing & human health	20	17	36	37
Total Revenue	$1,948	$1,548	$3,819	$3,082
Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Parasiticides	$460	$307	$850	$562
Vaccines	417	336	830	685
Anti-infectives	259	241	580	521
Dermatology	285	227	533	424
Other pharmaceuticals	248	192	474	389
Medicated feed additives	103	109	215	234
Animal health diagnostics	99	69	188	129
Other non-pharmaceuticals	57	50	113	101
	1,928	1,531	3,783	3,045
Contract manufacturing & human health	20	17	36	37
Total Revenue	$1,948	$1,548	$3,819	$3,082

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2020 and December 31, 2019, and subsequently recognized as revenue during the first six months of 2021 and 2020 were approximately $8 million and $5 million, respectively. Contract liabilities as of June 30, 2021 and December 31, 2020 were approximately $13 million.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2021 is not material.
5. Acquisitions and Divestitures
A. Acquisitions
In the second quarter of 2021, we acquired certain assets to expand our portfolio of equine horse care products. This transaction did not have a significant impact on our consolidated financial statements.
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
B. Divestitures
During the six months ended June 30, 2020, we received a cash payment of $20 million pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$2	$6	$5	$12
Restructuring charges(b):
Employee termination costs	6	2	10	5
Asset impairment charges	13	—	13	—
Exit costs	—	—	2	—
Total Restructuring charges and certain acquisition-related costs	$21	$8	$30	$17
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the three and six months ended June 30, 2021 primarily represents asset impairment charges related to the consolidation of manufacturing sites in China and employee termination costs associated with cost-reduction and productivity initiatives.
The restructuring charges for the three and six months ended June 30, 2020 primarily relate to CEO transition-related costs which are associated with Manufacturing/research/corporate.

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2020(b)	$21
Provision	25
Non-cash activity	(13)
Utilization and other(c)	(8)
Balance, June 30, 2021(b)	$25
(a)     Changes in our restructuring accrual represents employee termination and exit costs.
(b)    At June 30, 2021 and December 31, 2020, included in Accrued expenses ($10 million and $6 million, respectively) and Other noncurrent liabilities ($15 million).
(c)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Royalty-related income	$(2)	$(5)	$(4)	$(6)
Interest income	(2)	(2)	(3)	(8)
Identifiable intangible asset impairment charges	—	3	—	3
Net loss (gain) on sale of assets(a)	3	(1)	3	(18)
Foreign currency loss(b)	9	6	12	11
Impairment of an equity investment	—	4	—	4
Other, net	2	—	4	(1)
Other (income)/deductions—net	$10	$5	$12	$(15)
(a)    For the three and six months ended June 30, 2021, represents a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
For the six months ended June 30, 2020, primarily represents a net gain resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(b)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.

10 |

8. Income Taxes
A. Taxes on Income
Our effective tax rate was 19.7% for the three months ended June 30, 2021, compared with 22.0% for the three months ended June 30, 2020. The lower effective tax rate for the three months ended June 30, 2021, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items; and
•a $4 million and a $1 million discrete tax benefit recorded in the three months ended June 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments.
Our effective tax rate was 19.2% for the six months ended June 30, 2021, compared with 18.4% for the six months ended June 30, 2020. The higher effective tax rate for the six months ended June 30, 2021, was primarily attributable to:
•a $17 million and a $24 million discrete tax benefit recorded in the six months ended June 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments; and
•a $7 million discrete tax benefit recorded in the six months ended June 30, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses, partially offset by:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
B. Deferred Taxes
As of June 30, 2021, the total net deferred income tax liability of $278 million is included in Noncurrent deferred tax assets ($103 million) and Noncurrent deferred tax liabilities ($381 million).
As of December 31, 2020, the total net deferred income tax liability of $284 million is included in Noncurrent deferred tax assets ($94 million) and Noncurrent deferred tax liabilities ($378 million).
C. Tax Contingencies
As of June 30, 2021, the net tax liabilities associated with uncertain tax positions of $194 million (exclusive of interest and penalties related to uncertain tax positions of $16 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($192 million).
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
We were in compliance with all financial covenants as of June 30, 2021 and December 31, 2020. There were no amounts drawn under the credit facility as of June 30, 2021 or December 31, 2020.

11 |

We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2021, we had access to $79 million of lines of credit which expire at various times through 2021 and are generally renewed annually. There were $4 million of borrowings outstanding related to these facilities as of June 30, 2021 and December 31, 2020.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2021 and December 31, 2020, there was no commercial paper outstanding under this program.
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
The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	$300	$300
3.250% 2018 senior notes due 2021	300	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	7,250	7,250
Unamortized debt discount / debt issuance costs	(63)	(66)
Less current portion of long-term debt	600	600
Cumulative fair value adjustment for interest rate swap contracts	5	11
Long-term debt, net of discount and issuance costs	$6,592	$6,595
The fair value of our long-term debt was $7,537 million and $7,835 million as of June 30, 2021, and December 31, 2020, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).

12 |

The principal amount of long-term debt outstanding, as of June 30, 2021, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2021	2022	2023	2024	2025	2025	Total
Maturities	$600	$—	$1,350	$—	$750	$4,550	$7,250
Interest Expense
Interest expense, net of capitalized interest, was $57 million and $114 million for the three and six months ended June 30, 2021, respectively, and $58 million and $111 million for the three and six months ended June 30, 2020, respectively. Capitalized interest expense was $4 million and $9 million for the three and six months ended June 30, 2021, respectively, and $4 million and $8 million for the three and six months ended June 30, 2020, respectively.
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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. The derivative financial instruments primarily offset exposures in the Canadian dollar, Chinese yuan, Danish krone, euro, Japanese yen, and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:
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
•As of June 30, 2021, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023, and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed to floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of June 30, 2021, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028. The amounts recorded during the three and six months ended June 30, 2021 for changes in the fair value of these hedges are not material to our consolidated financial statements.

13 |

Outstanding Positions
The aggregate notional amounts of derivative instruments are as follows:

	Notional
	June 30,	December 31,
(MILLIONS)	2021	2020
Foreign currency forward-exchange contracts	$1,549	$1,633

Cross-currency interest rate swap contracts (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$550	$550

Fixed-to-floating interest rate swap contracts	$150	$150
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2021	2020
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$5	$10
Foreign currency forward-exchange contracts	Other current liabilities	(16)	(16)
Total derivatives not designated as hedging instruments		$(11)	$(6)

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$18	$6
Forward-starting interest rate swap contracts	Other noncurrent liabilities	(4)	(17)
Cross-currency interest rate swap contracts	Other current assets	16	2
Cross-currency interest rate swap contracts	Other noncurrent assets	8	5
Cross-currency interest rate swap contracts	Other current liabilities	—	(21)
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	5	11
Total derivatives designated as hedging instruments		43	(14)
Total derivatives		$32	$(20)
The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At June 30, 2021, there was $21 million of collateral received related to forward-starting interest rate swap contracts and long-term cross-currency interest rate swaps recorded in Other noncurrent assets.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net (losses)/gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Foreign currency forward-exchange contracts	$(6)	$4	$(11)	$10
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

14 |

The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Forward-starting interest rate swap contracts	$(20)	$—	$19	$(27)
Cross-currency interest rate swap contracts	$(8)	$(14)	$17	$3
Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Cross-currency interest rate swap contracts	$3	$4	$6	$10
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive income/(loss) into earnings over the next 12 months is $1 million.
10. Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
Finished goods	$844	$805
Work-in-process	657	594
Raw materials and supplies	301	229
Inventories	$1,802	$1,628
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2020	$1,425	$1,269	$2,694
Adjustments	(1)	2	1
Other(a)	—	23	23
Balance, June 30, 2021	$1,424	$1,294	$2,718
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,254 million and $3,230 million as of June 30, 2021 and December 31, 2020, respectively. Accumulated goodwill impairment losses were $536 million as of June 30, 2021 and December 31, 2020.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2021			As of December 31, 2020
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$2,006	$(896)	$1,110	$1,968	$(809)	$1,159
Brands and tradenames	428	(253)	175	427	(243)	184
Other	479	(323)	156	474	(306)	168
Total finite-lived intangible assets	2,913	(1,472)	1,441	2,869	(1,358)	1,511
Indefinite-lived intangible assets:
Brands and tradenames	104	—	104	104	—	104
In-process research and development	88	—	88	88	—	88
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	199	—	199	199	—	199
Identifiable intangible assets	$3,112	$(1,472)	$1,640	$3,068	$(1,358)	$1,710

15 |

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $52 million and $103 million for the three and six months ended June 30, 2021, respectively, and $61 million and $122 million for the three and six months ended June 30, 2020, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Stock options / stock appreciation rights	$3	$2	$5	$5
RSUs / DSUs	9	9	17	17
PSUs	4	5	7	10
Share-based compensation expense—total(a)	$16	$16	$29	$32
(a) Amounts capitalized to inventory were insignificant for the three and six months ended June 30, 2021 and 2020.
During the six months ended June 30, 2021, the company granted 284,198 stock options with a weighted-average exercise price of $160.73 per stock option and a weighted-average fair value of $37.81 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 0.53%; expected dividend yield of 0.62%; expected stock price volatility of 27.94%; and expected term of 5.0 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2021, the company granted 255,169 RSUs, with a weighted-average grant date fair value of $163.35 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2021, the company granted 103,759 PSUs with a weighted-average grant date fair value of $208.81 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 28.9% and 38.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of June 30, 2021, there was approximately $1.1 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.

16 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency		Accumulated Other
	Cash Flow	Net Investment	Translation		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Benefit Plans	Loss
Balance, December 31, 2020	$(15)	$(37)	$(655)	$(23)	$(730)
Other comprehensive income, net of tax	20	17	70	—	107
Balance, June 30, 2021	$5	$(20)	$(585)	$(23)	$(623)

Balance, December 31, 2019	$—	$21	$(724)	$(23)	$(726)
Other comprehensive (loss)/income, net of tax	(32)	3	(101)	—	(130)
Balance, June 30, 2020	$(32)	$24	$(825)	$(23)	$(856)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net income before allocation to noncontrolling interests	$511	$376	$1,069	$799
Less: Net loss attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net income attributable to Zoetis Inc.	$512	$377	$1,071	$800
Denominator
Weighted-average common shares outstanding	474.8	475.3	475.2	475.4
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.2	2.8	2.3	3.2
Weighted-average common and potential dilutive shares outstanding	477.0	478.1	477.5	478.6

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.08	$0.79	$2.25	$1.68
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.07	$0.79	$2.24	$1.67
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three and six months ended June 30, 2021 and 2020.
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

17 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. We anticipate that the Phase II testing will begin in the latter part of 2021 or in 2022.
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

18 |

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
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. Due to the uncertainty with respect to the outcome of the appeal to be filed by the EC, the company has not reflected any potential benefits associated with the decision of the General Court in its consolidated financial statements as of June 30, 2021. We will continue to monitor the developments of the appeal and its ultimate resolution.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2021, recorded amounts for the estimated fair value of these indemnifications were not significant.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, anti-infectives, dermatology, medicated feed additives, animal health diagnostics and other pharmaceuticals, for both livestock and companion animal customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
U.S.
Revenue	$1,004	$823
Cost of sales	192	154
Gross profit	812	669
Gross margin	80.9%	81.3%
Operating expenses	170	136
Other (income)/deductions-net	1	3
U.S. Earnings	641	530	$14	$12

International
Revenue(b)	924	708
Cost of sales	278	228
Gross profit	646	480
Gross margin	69.9%	67.8%
Operating expenses	147	117
Other (income)/deductions-net	—	1
International Earnings	499	362	18	12

Total operating segments	1,140	892	32	24

Other business activities	(98)	(90)	7	7
Reconciling Items:
Corporate	(262)	(194)	28	26
Purchase accounting adjustments	(44)	(53)	44	53
Acquisition-related costs	(2)	(7)	—	—
Certain significant items(c)	(24)	(6)	—	—
Other unallocated	(74)	(60)	1	1
Total Earnings(d)	$636	$482	$112	$111
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $209 million and $161 million for the three months ended June 30, 2021 and 2020, respectively.
(c)    For the three months ended June 30, 2021, primarily represents asset impairment charges related to the consolidation of manufacturing sites in China, employee termination costs related to cost-reduction and productivity initiatives and a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
For the three months ended June 30, 2020, primarily represents CEO transition-related costs of $5 million.
(d)    Defined as income before provision for taxes on income.

20 |

	Earnings		Depreciation and Amortization(a)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
U.S.
Revenue	$1,937	$1,609
Cost of sales	376	321
Gross profit	1,561	1,288
Gross margin	80.6%	80.0%
Operating expenses	301	261
Other (income)/deductions-net	2	4
U.S. Earnings	1,258	1,023	$27	$25

International
Revenue(b)	1,846	1,436
Cost of sales	560	452
Gross profit	1,286	984
Gross margin	69.7%	68.5%
Operating expenses	277	242
Other (income)/deductions-net	—	1
International Earnings	1,009	741	35	26

Total operating segments	2,267	1,764	62	51

Other business activities	(195)	(177)	14	13
Reconciling Items:
Corporate	(492)	(381)	55	48
Purchase accounting adjustments	(88)	(107)	88	107
Acquisition-related costs	(7)	(14)	—	—
Certain significant items(c)	(32)	5	—	—
Other unallocated	(130)	(111)	2	2
Total Earnings(d)	$1,323	$979	$221	$221
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $401 million and $331 million for the six months ended June 30, 2021 and 2020, respectively.
(c)    For the six months ended June 30, 2021, primarily represents asset impairment charges related to the consolidation of manufacturing sites in China, employee termination costs related to cost-reduction and productivity initiatives and a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
For the six months ended June 30, 2020, primarily represents a net gain resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $17 million, partially offset by CEO transition-related costs of $9 million.
(d)    Defined as income before provision for taxes on income.
17. Subsequent Events
On August 4, 2021, the Company announced that it has entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. The transaction is subject to customary closing conditions and the satisfaction of regulatory requirements. We expect to complete the acquisition in the first half of 2022.

21 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of June 30, 2021, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 5, 2021

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
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
A summary of our 2021 performance compared with the comparable 2020 period follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational(a)
Revenue	$1,948	$1,548	26	4	22
Net income attributable to Zoetis	512	377	36	6	30
Adjusted net income(a)	566	427	33	5	28

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational(a)
Revenue	$3,819	$3,082	24	2	22
Net income attributable to Zoetis	1,071	800	34	2	32
Adjusted net income(a)	1,169	882	33	2	31
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

23 |

Uncertainty Relating to COVID-19
We continue to closely monitor the impact of the coronavirus (COVID-19) pandemic and the resulting global recession on all aspects of our business across geographies, including how it has and may continue to impact our customers, workforce, suppliers and vendors. We are currently designated an essential business globally and have continued physical operations with respect to research and development, manufacturing and our supply chain. As the pandemic continues to progress, the severity of the impact across markets remains uncertain as the number of cases rises and falls in various jurisdictions leading to changes in the imposition of restrictive measures intended to contain the virus and its variants.
Due to numerous uncertainties regarding the continuing COVID-19 pandemic, we are unable to fully predict the impact that it will ultimately have on our future financial position and operating results. These uncertainties include the severity of the virus, the duration of the outbreak and number of recurrences, the effectiveness of measures to contain and treat the virus, including the timing, adoption and effectiveness of widespread vaccinations, the emergence of virus variants and the effectiveness of vaccines against the current and any future variants, governmental, business or other actions in response to the pandemic (which could include actions that result in limitations on, or disruptions to, our manufacturing, transportation and other operations, or mandates to provide products or services), impacts on our supply chain, the effect on customer demand, or changes to our operations. We cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors and suppliers; however, any material effect on these parties could adversely impact us. In particular, our livestock customers have been, and may continue to be, negatively impacted by facility closures, reduced packing plant capacity, quarantines, travel bans and labor shortages, and the shift in protein production from foodservice to grocery, among other impacts. In addition, our companion animal customers have been, and may in the future be, negatively impacted by lack of demand for veterinary services in areas where lockdown and stay-at-home orders are in place. The impact of COVID-19 on our customers could reduce the demand for our products, which could adversely impact our revenue. The health of our workforce, and our ability to meet staffing needs in our manufacturing operations and other critical functions, cannot be predicted and are vital to our operations. Further, the impacts of a prolonged global recession and potential disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown.
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
For further information regarding the impact of COVID-19 on the Company, see Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.
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
Disease Outbreaks
Sales of our livestock products have in the past, and may in the future be, adversely affected by the outbreak of disease carried by animals. Outbreaks of disease may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere. Alternatively, sales of products that treat specific disease outbreaks may increase.
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2021, approximately 45% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Chinese yuan, Brazilian real, Australian dollar, Canadian dollar, British pound and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2021, approximately 55% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was favorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar.
Non-GAAP financial measures
We report information in accordance with U.S. generally accepted accounting principles (GAAP). Management also measures performance using non-GAAP financial measures that may exclude certain amounts from the most directly comparable GAAP financial measure. Despite the importance of these measures to management in goal setting and performance measurement, non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and, therefore, have limits in their usefulness to investors and may not be comparable to the calculation of similar measures of other companies. We present certain identified non-GAAP measures solely to provide investors with useful information to more fully understand how management assesses performance.
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

24 |

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Revenue	$1,948	$1,548	26	$3,819	$3,082	24
Costs and expenses:
Cost of sales	568	451	26	1,117	910	23
% of revenue	29.2%	29.1%		29.2%	29.5%
Selling, general and administrative expenses	495	393	26	904	782	16
% of revenue	25%	25%		24%	25%
Research and development expenses	120	111	8	238	218	9
% of revenue	6%	7%		6%	7%
Amortization of intangible assets	41	40	3	81	80	1
Restructuring charges and certain acquisition-related costs	21	8	*	30	17	76
Interest expense, net of capitalized interest	57	58	(2)	114	111	3
Other (income)/deductions—net	10	5	*	12	(15)	*
Income before provision for taxes on income	636	482	32	1,323	979	35
% of revenue	33%	31%		35%	32%
Provision for taxes on income	125	106	18	254	180	41
Effective tax rate	19.7%	22.0%		19.2%	18.4%
Net income before allocation to noncontrolling interests	511	376	36	1,069	799	34
Less: Net loss attributable to noncontrolling interests	(1)	(1)	—	(2)	(1)	*
Net income attributable to Zoetis Inc.	$512	$377	36	$1,071	$800	34
% of revenue	26%	24%		28%	26%
*Calculation not meaningful
Revenue
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Total revenue increased by $400 million, or 26%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, an increase of $342 million, or 22%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from in-line products, including key dermatology products, of approximately 14%;
•volume growth from new products of approximately 6%; and
•price growth of approximately 2%.
Foreign exchange increased reported revenue growth by approximately 4%.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Total revenue increased by $737 million, or 24%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, an increase of $667 million, or 22%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from in-line products, including key dermatology products, of approximately 15%;
•volume growth from new products of approximately 6%; and
•price growth of approximately 1%.
Foreign exchange increased reported revenue growth by approximately 2%.

25 |

Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Cost of sales	$568	$451	26	$1,117	$910	23
% of revenue	29.2%	29.1%		29.2%	29.5%
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Cost of sales as a percentage of revenue was 29.2% in the three months ended June 30, 2021 compared with 29.1% in the three months ended June 30, 2020. The increase was primarily as a result of:
•unfavorable manufacturing and other costs; and
•higher freight charges,
partially offset by:
•favorable product mix;
•price increases; and
•lower inventory obsolescence.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Cost of sales as a percentage of revenue was 29.2% in the six months ended June 30, 2021 compared with 29.5% in the six months ended June 30, 2020. The decrease was primarily as a result of:
•favorable product mix;
•lower inventory obsolescence; and
•price increases,
partially offset by:
•unfavorable manufacturing and other costs;
•higher freight charges; and
•unfavorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses	$495	$393	26	$904	$782	16
% of revenue	25%	25%		24%	25%
Three months ended June 30, 2021 vs. three months ended June 30, 2020
SG&A expenses increased by $102 million, or 26%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, primarily as a result of:
•an increase in certain compensation-related costs;
•investments to support revenue growth;
•unfavorable foreign exchange; and
•higher freight and logistics costs,
partially offset by:
•the reduced impact of purchase accounting adjustments.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
SG&A expenses increased by $122 million, or 16%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, primarily as a result of:
•an increase in certain compensation-related costs;
•investments to support revenue growth;
•unfavorable foreign exchange; and
•higher freight and logistics costs,
partially offset by:
•the reduced impact of purchase accounting adjustments; and
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic.

26 |

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Research and development expenses	$120	$111	8	$238	$218	9
% of revenue	6%	7%		6%	7%
Three months ended June 30, 2021 vs. three months ended June 30, 2020
R&D expenses increased by $9 million, or 8%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•increased spending driven by project investments; and
•unfavorable foreign exchange.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
R&D expenses increased by $20 million, or 9%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, primarily as a result of:
•an increase in certain compensation-related costs to support innovation,
•increased spending driven by project investments; and
•unfavorable foreign exchange.
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Amortization of intangible assets	$41	$40	3	$81	$80	1
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Amortization of intangible assets was $41 million in the three months ended June 30, 2021 compared with $40 million in the three months ended June 30, 2020, primarily as a result of certain intangible assets acquired during 2020.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Amortization of intangible assets was $81 million in the six months ended June 30, 2021 compared with $80 million in the six months ended June 30, 2020, primarily as a result of certain intangible assets acquired during 2020.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Restructuring charges and certain acquisition-related costs	$21	$8	*	$30	$17	76
*Calculation not meaningful
Our acquisition-related costs primarily relate to restructuring charges for employees, assets and activities that will not continue in the future, as well as integration costs. Net restructuring charges are primarily related to asset impairment charges, employee termination costs and exit costs. Our integration costs are generally comprised of consulting costs related to the integration of systems and processes, as well as product transfer costs.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Condensed Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Restructuring charges and certain acquisition-related costs were $21 million and $8 million in the three months ended June 30, 2021 and 2020, respectively. Restructuring charges and certain acquisition-related costs in the three months ended June 30, 2021 consisted of asset impairment charges related to the consolidation of manufacturing sites in China, employee termination costs associated with cost-reduction and productivity initiatives and integration costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in the three months ended June 30, 2020 consisted of integration costs related to acquisitions and restructuring charges related to CEO transition-related costs.

27 |

Six months ended June 30, 2021 vs. six months ended June 30, 2020
Restructuring charges and certain acquisition-related costs were $30 million and $17 million in the six months ended June 30, 2021 and 2020, respectively. Restructuring charges and certain acquisition-related costs in the six months ended June 30, 2021 consisted of asset impairment charges related to the consolidation of manufacturing sites in China, employee termination and exit costs associated with cost-reduction and productivity initiatives and integration costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in the six months ended June 30, 2020 consisted of integration costs related to acquisitions and restructuring charges related to CEO transition-related costs.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$57	$58	(2)	$114	$111	3
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Interest expense, net of capitalized interest, decreased by 2% in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, primarily as a result of the redemption of $500 million aggregate principal amount of our senior notes in October 2020, partially offset by the issuance of $1.25 billion aggregate principal amount of our senior notes in May 2020 and lower gains on cross-currency interest rate swaps as compared to the prior year period.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Interest expense, net of capitalized interest, increased by 3% in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, primarily as a result of the issuance of $1.25 billion aggregate principal amount of our senior notes in May 2020 and lower gains on cross-currency interest rate swaps as compared to the prior year period, partially offset by the redemption of $500 million aggregate principal amount of our senior notes in October 2020.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Other (income)/deductions—net	$10	$5	*	$12	$(15)	*
*Calculation not meaningful
Three months ended June 30, 2021 vs. three months ended June 30, 2020
The change in Other (income)/deductions—net is primarily as a result of a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada in the current period, as well as higher foreign currency losses and lower royalty income as compared to the prior year period, partially offset by intangible asset impairment charges and an impairment of an equity investment incurred in the prior year period.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
The change in Other (income)/deductions—net is primarily as a result of a net gain of $17 million related to a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites in the prior year period, lower interest income as compared to the prior year period and a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada in the current period, partially offset by intangible asset impairment charges and an impairment of an equity investment incurred in the prior year period.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Provision for taxes on income	$125	$106	18	$254	$180	41
Effective tax rate	19.7%	22.0%		19.2%	18.4%
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Our effective tax rate was 19.7% for the three months ended June 30, 2021, compared with 22.0% for the three months ended June 30, 2020. The lower effective tax rate for the three months ended June 30, 2021, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items; and
•a $4 million and a $1 million discrete tax benefit recorded in the three months ended June 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments.

28 |

Six months ended June 30, 2021 vs. six months ended June 30, 2020
Our effective tax rate was 19.2% for the six months ended June 30, 2021, compared with 18.4% for the six months ended June 30, 2020. The higher effective tax rate for the six months ended June 30, 2021 was primarily attributable to:
•a $17 million and a $24 million discrete tax benefit recorded in the six months ended June 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments; and
•a $7 million discrete tax benefit recorded in the six months ended June 30, 2020 related to a remeasurement of deferred taxes resulting from the integration of acquired businesses, partially offset by:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.
Companion animal	$794	$594	34	—	34
Livestock	210	229	(8)	—	(8)
	1,004	823	22	—	22
International
Companion animal	435	288	51	10	41
Livestock	489	420	16	6	10
	924	708	31	9	22
Total
Companion animal	1,229	882	39	3	36
Livestock	699	649	8	5	3
Contract manufacturing & human health	20	17	18	(1)	19
	$1,948	$1,548	26	4	22

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.
Companion animal	$1,452	$1,093	33	—	33
Livestock	485	516	(6)	—	(6)
	1,937	1,609	20	—	20
International
Companion animal	853	586	46	7	39
Livestock	993	850	17	4	13
	1,846	1,436	29	5	24
Total
Companion animal	2,305	1,679	37	2	35
Livestock	1,478	1,366	8	2	6
Contract manufacturing & human health	36	37	(3)	2	(5)
	$3,819	$3,082	24	2	22

29 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.:
Revenue	$1,004	$823	22	—	22
Cost of Sales	192	154	25	—	25
Gross Profit	812	669	21	—	21
Gross Margin	80.9%	81.3%
Operating Expenses	170	136	25	—	25
Other (income)/deductions-net	1	3	(67)	—	(67)
U.S. Earnings	641	530	21	—	21

International:
Revenue	924	708	31	9	22
Cost of Sales	278	228	22	5	17
Gross Profit	646	480	35	10	25
Gross Margin	69.9%	67.8%
Operating Expenses	147	117	26	10	16
Other (income)/deductions-net	—	1	*	*	*
International Earnings	499	362	38	10	28

Total operating segments	1,140	892	28	4	24

Other business activities	(98)	(90)	9
Reconciling Items:
Corporate	(262)	(194)	35
Purchase accounting adjustments	(44)	(53)	(17)
Acquisition-related costs	(2)	(7)	(71)
Certain significant items	(24)	(6)	*
Other unallocated	(74)	(60)	23
Total Earnings	$636	$482	32

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.:
Revenue	$1,937	$1,609	20	—	20
Cost of Sales	376	321	17	—	17
Gross Profit	1,561	1,288	21	—	21
Gross Margin	80.6%	80.0%
Operating Expenses	301	261	15	—	15
Other (income)/deductions-net	2	4	(50)	—	(50)
U.S. Earnings	1,258	1,023	23	—	23

International:
Revenue	1,846	1,436	29	5	24
Cost of Sales	560	452	24	3	21
Gross Profit	1,286	984	31	6	25
Gross Margin	69.7%	68.5%
Operating Expenses	277	242	14	5	9
Other (income)/deductions-net	—	1	*	*	*
International Earnings	1,009	741	36	6	30

Total operating segments	2,267	1,764	29	3	26

Other business activities	(195)	(177)	10
Reconciling Items:
Corporate	(492)	(381)	29
Purchase accounting adjustments	(88)	(107)	(18)
Acquisition-related costs	(7)	(14)	(50)
Certain significant items	(32)	5	*
Other unallocated	(130)	(111)	17
Total Earnings	$1,323	$979	35
* Calculation not meaningful.
Three months ended June 30, 2021 vs. three months ended June 30, 2020
U.S. operating segment
U.S. segment revenue increased by $181 million, or 22%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, reflecting an increase of approximately $200 million in companion animal products, partially offset by a decrease of approximately $19 million in livestock products. The growth is inclusive of the market recovery from COVID-19 impacts in the same quarter of the prior year.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, including Simparica Trio®, our new triple combination parasiticide, as well as the ProHeart® and Revolution®/Stronghold® franchises. In-line products growth benefited from increased sales of our key dermatology portfolio, as well as our vaccine and diagnostic products.
•Livestock revenue declined primarily due to decreased sales in cattle and poultry, while swine was essentially flat for the quarter. Cattle product sales declined as a result of a promotion that ran in the first quarter of this year, increased generic competition and challenges in the beef and dairy end-markets due to rising input costs. The poultry portfolio declined as a result of the expanded use of lower cost alternatives to Zoetis' premium products, smaller flock sizes reducing disease pressure, as well as generic competition for Zoamix® and BMD®, the company's alternatives to antibiotics in medicated feed additives.
U.S. segment earnings increased by $111 million, or 21%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, primarily due to revenue and gross margin growth.
International operating segment
International segment revenue increased by $216 million, or 31%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020. Operational revenue increased by $157 million, or 22%, driven by growth of approximately $116 million in companion animal products and $41 million in livestock products. The growth is inclusive of the market recovery from COVID-19 impacts in the same period of the prior year.
•Companion animal operational revenue growth was driven primarily by increased sales of our parasiticide products, including the Simparica® and Revolution/Stronghold franchises. Growth also resulted from sales across the broader in-line portfolio, including our key dermatology portfolio, which benefited from increased pet ownership and standards of care.

30 |

•Livestock operational revenue growth was driven by increased sales in cattle, swine and fish. Cattle product sales increased due to marketing campaigns, favorable export market conditions in Brazil and favorable conditions in other emerging markets. Swine product sales increased as a result of the continued expansion of production in key accounts in China. Growth in the fish portfolio resulted primarily from increased sales of the Alpha Flux® sea lice treatment product and the recent acquisition of Fish Vet Group.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by approximately $59 million, or 9%, primarily driven by the euro, Australian dollar, Chinese yuan, Canadian dollar and British pound, partially offset by the Argentinian peso and Brazilian real.
International segment earnings increased by $137 million, or 38%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020. Operational earnings growth was $101 million, or 28%, primarily due to revenue and gross margin growth.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
U.S. operating segment
U.S. segment revenue increased by $328 million, or 20%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, reflecting an increase of approximately $359 million in companion animal products, partially offset by a decrease of approximately $31 million in livestock products. The growth is inclusive of the market recovery from COVID-19 impacts in the same period of the prior year.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, including Simparica Trio, our new triple combination parasiticide, as well as the ProHeart and Revolution/Stronghold franchises. In-line product growth benefited from increased sales of our key dermatology portfolio, diagnostics products and vaccines.
•Livestock revenue declined due to poultry, swine and cattle. The poultry portfolio declined as a result of the expanded use of lower cost alternatives to Zoetis' premium products, smaller flock sizes reducing disease pressure, as well as generic competition for Zoamix and BMD, the company's alternatives to antibiotics in medicated feed additives. The decline in swine product sales was primarily due to a non-recurring government purchase in the prior year. Cattle product sales declined as a result of increased generic competition.
U.S. segment earnings increased by $235 million, or 23%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, primarily due to revenue and gross margin growth.
International operating segment
International segment revenue increased by $410 million, or 29%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020. Operational revenue increased by $340 million, or 24%, driven by growth of approximately $227 million in companion animal products and $113 million in livestock products. The growth is inclusive of the market recovery from COVID-19 impacts in the same period of the prior year.
•Companion animal operational revenue growth was driven primarily by increased sales of our parasiticide products, including the Simparica and Revolution/Stronghold franchises. Also contributing to growth were our vaccine products, key dermatology portfolio, and diagnostic products. Growth across the broader in-line portfolio benefited from increased pet ownership and standards of care.
•Livestock operational revenue growth was primarily driven by increased sales in cattle, swine and fish. Growth in cattle product sales was mainly due to the effect of marketing campaigns, key account penetration and favorable export market conditions in Brazil and other emerging markets. Sales of swine products grew as a result of expanding production in the wake of African Swine Fever in China. Fish growth was due to an increase in vaccine sales in key salmon markets and the recent acquisition of Fish Vet Group.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by approximately $70 million, or 5%, primarily driven by the euro, Chinese yuan and Australian dollar, partially offset by the Brazilian real.
International segment earnings increased by $268 million, or 36%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020. Operational earnings growth was $223 million, or 30%, primarily due to revenue and gross margin growth.
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
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Other business activities net loss increased by $8 million in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, reflecting an increase in R&D costs due to an increase in compensation-related costs, an increase in project investments and unfavorable foreign exchange.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Other business activities net loss increased by $18 million in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, reflecting an increase in R&D costs due to an increase in compensation-related costs, an increase in project investments and unfavorable foreign exchange, partially offset by lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic.
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

31 |

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
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Corporate expenses increased by $68 million, or 35%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, primarily due to an increase in certain compensation-related costs, investments in information technology and unfavorable foreign exchange.
Other unallocated expenses increased by $14 million, or 23%, in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, primarily due to higher manufacturing costs, higher freight charges and unfavorable foreign exchange.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Corporate expenses increased by $111 million, or 29%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, primarily due to an increase in certain compensation-related costs, investments in information technology, unfavorable foreign exchange, lower interest income and an increase in interest expense due to the May 2020 debt issuance.
Other unallocated expenses increased by $19 million, or 17%, in the six months ended June 30, 2021, compared with the six months ended June 30, 2020, primarily due to higher manufacturing costs, higher freight charges and unfavorable foreign exchange, partially offset by continued cost improvements.
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

32 |

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
Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
GAAP reported net income attributable to Zoetis	$512	$377	36	$1,071	$800	34
Purchase accounting adjustments—net of tax	34	39	(13)	68	71	(4)
Acquisition-related costs—net of tax	2	6	(67)	6	14	(57)
Certain significant items—net of tax	18	5	*	24	(3)	*
Non-GAAP adjusted net income(a)	$566	$427	33	$1,169	$882	33
*Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income is 20.0% and 22.3% for the three months ended June 30, 2021 and 2020, respectively. The lower effective tax rate for the three months ended June 30, 2021, compared with the three months ended June 30, 2020, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items, and (ii) a $4 million and $1 million discrete tax benefit recorded in the three months ended June 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments.
The effective tax rate on adjusted pretax income is 19.5% for the six months ended June 30, 2021 and 2020. The effective tax rate for the six months ended June 30, 2021, compared with the six months ended June 30, 2020, was primarily attributable to a $17 million and $24 million discrete tax benefit recorded in the six months ended June 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments, partially offset by changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.07	$0.79	35	$2.24	$1.67	34
Purchase accounting adjustments—net of tax	0.08	0.08	—	0.15	0.15	—
Acquisition-related costs—net of tax	—	0.01	*	0.01	0.03	(67)
Certain significant items—net of tax	0.04	0.01	*	0.05	(0.01)	*
Non-GAAP adjusted EPS—diluted	$1.19	$0.89	34	$2.45	$1.84	33
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

33 |

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Interest expense, net of capitalized interest	$57	$58	$114	$111
Interest income	2	2	3	8
Income taxes	141	122	283	214
Depreciation	59	48	115	95
Amortization	9	10	18	19
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Purchase accounting adjustments:
Amortization and depreciation(a)	$44	$53	$88	$107
Total purchase accounting adjustments—pre-tax	44	53	88	107
Income taxes(b)	10	14	20	36
Total purchase accounting adjustments—net of tax	34	39	68	71
Acquisition-related costs:
Integration costs	2	6	5	12
Restructuring costs	—	1	2	2
Total acquisition-related costs—pre-tax	2	7	7	14
Income taxes(b)	—	1	1	—
Total acquisition-related costs—net of tax	2	6	6	14
Certain significant items:
Operational efficiency initiative(c)	—	—	—	(17)
Supply network strategy(d)	1	1	2	3
Other restructuring charges and cost-reduction/productivity initiatives(e)	7	1	13	3
Certain asset impairment charges(f)	13	—	14	—
Net loss on sale of assets(g)	3	—	3	—
Other(h)	—	4	—	6
Total certain significant items—pre-tax	24	6	32	(5)
Income taxes(b)	6	1	8	(2)
Total certain significant items—net of tax	18	5	24	(3)
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$54	$50	$98	$82
(a)     Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.
(b)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the three and six months ended June 30, 2020, in addition to a tax benefit related to a remeasurement of deferred taxes as a result of changes in statutory tax rates, for the three and six months ended June 30, 2021 and 2020.
    Income taxes in Acquisition-related costs also includes a tax charge related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the six months ended June 30, 2020.
(c)     For the six months ended June 30, 2020, represents a net gain resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(d)    Represents product transfer costs related to cost-reduction and productivity initiatives.
(e) For the three and six months ended June 30, 2021, primarily represents employee termination costs associated with cost-reduction and productivity initiatives.
For the three and six months ended June 30, 2020, represents employee termination costs incurred as a result of the CEO transition.
(f)     For the three and six months ended June 30, 2021, primarily represents asset impairment charges related to the consolidation of manufacturing sites in China.
(g)    Represents a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
(h)    For the three and six months ended June 30, 2020, primarily represents CEO transition-related costs.

34 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Cost of sales:
Purchase accounting adjustments	$1	$2	$3	$4
Inventory write-offs	—	—	1	—
Consulting fees	—	1	—	3
Other	2	—	5	—
Total Cost of sales	3	3	9	7

Selling, general & administrative expenses:
Purchase accounting adjustments	7	17	15	35
Other	—	4	—	6
Total Selling, general & administrative expenses	7	21	15	41

Research & development expenses:
Purchase accounting adjustments	1	1	1	1
Total Research & development expenses	1	1	1	1

Amortization of intangible assets:
Purchase accounting adjustments	35	33	69	67
Total Amortization of intangible assets	35	33	69	67

Restructuring charges/(reversals) and certain acquisition-related costs:
Integration costs	2	6	5	12
Employee termination costs	6	2	10	5
Asset impairments	13	—	13	—
Exit costs	—	—	2	—
Total Restructuring charges/(reversals) and certain acquisition-related costs	21	8	30	17

Other (income)/deductions—net:
Net gain on sale of assets	3	—	3	(17)
Total Other (income)/deductions—net	3	—	3	(17)

Provision for taxes on income	16	16	29	34

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$54	$50	$98	$82

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
Analysis of the condensed consolidated balance sheets
June 30, 2021 vs. December 31, 2020
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased as a result of higher sales in the period and the impact of foreign exchange, partially offset by rebate credits issued to customers and the timing of customer payments.
Inventories increased as a result of the increase in demand and build-up of certain products and timing of shipments, partially offset by higher sales than anticipated for certain products.
Other current assets increased as a result of the timing of tax payments, an increase in fair value of cross-currency interest rate swaps and an increase in other prepaid expenses.
Accounts payable decreased as a result of the timing of vendor payments.
Accrued expenses increased as a result of increases in contract rebates, accrued third-party inventory and other expenses.

35 |

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
Other current liabilities and Other noncurrent liabilities decreased primarily due to the mark-to-market adjustments of derivative instruments and a decrease in deferred compensation related to net investment activity.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Net cash provided by (used in):
Operating activities	$881	$846	4
Investing activities	(202)	(221)	(9)
Financing activities	(629)	813	*
Effect of exchange-rate changes on cash and cash equivalents	4	(19)	*
Net increase in cash and cash equivalents	$54	$1,419	*
*Calculation not meaningful.
Operating activities
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Net cash provided by operating activities was $881 million for the six months ended June 30, 2021, and $846 million for the six months ended June 30, 2020. The increase in operating cash flows was primarily attributable to higher cash earnings, partially offset by the timing of receipts and payments in the ordinary course of business.
Investing activities
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Our net cash used in investing activities was $202 million for the six months ended June 30, 2021, compared with net cash used in investing activities of $221 million for the six months ended June 30, 2020. The net cash used in investing activities for 2021 was primarily due to capital expenditures and acquisitions. The net cash used in investing activities for 2020 was primarily due to capital expenditures and acquisitions, partially offset by proceeds from the sale of assets, including a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites and proceeds from cross-currency interest rate swaps.
Financing activities
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Our net cash used in financing activities was $629 million for the six months ended June 30, 2021, compared with net cash provided by financing activities of $813 million for the six months ended June 30, 2020. The net cash used in financing activities for 2021 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash provided by financing activities for 2020 was primarily attributable to the proceeds received from the issuance of senior notes in May 2020 and net proceeds in connection with the issuance of common stock under our equity incentive plan, partially offset by the purchase of treasury shares and the payment of dividends.
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

36 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
Cash and cash equivalents	$3,658	$3,604
Accounts receivable, net(a)	1,170	1,013
Short-term borrowings	4	4
Current portion of long-term debt	600	600
Long-term debt, net of discount and issuance costs	6,592	6,595
Working capital	4,957	4,441
Ratio of current assets to current liabilities	3.37:1	3.05:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the six months ended June 30, 2021, compared with December 31, 2020, the number of days that accounts receivables are outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of June 30, 2021 and December 31, 2020. There were no amounts drawn under the credit facility as of June 30, 2021 or December 31, 2020.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2021, we had access to $79 million of lines of credit which expire at various times through 2021 and are generally renewed annually. There were $4 million of borrowings outstanding related to these facilities as of June 30, 2021 and December 31, 2020.
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

37 |

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
Share Repurchase Program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of June 30, 2021, there was approximately $1.1 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. We temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program. During the first six months of 2021, approximately 2.1 million shares were repurchased.

38 |

Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2021, or December 31, 2020, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of June 30, 2021
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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

39 |

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

40 |

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
Foreign exchange risk
Our primary net foreign currency translation exposures are the euro, Chinese yuan, Brazilian real, Australian dollar, Canadian dollar and British pound. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations.
Our financial instrument holdings at June 30, 2021, were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined using Level 2 inputs. The sensitivity analysis of changes in the fair value of all foreign currency forward-exchange contracts at June 30, 2021, indicates that if the U.S. dollar were to appreciate against all other currencies by 10%, the fair value of these contracts would increase by $12 million, and if the U.S. dollar were to weaken against all other currencies by 10%, the fair value of these contracts would decrease by $19 million. For additional details, see Notes to Condensed Consolidated Financial Statements— Note 9B. Financial Instruments: Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our $300 million aggregate principal amount of 2018 Floating Rate Senior Notes due 2021, as well as interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of June 30, 2021, we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% senior notes due 2028, so that a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. At June 30, 2021, there were no commercial paper borrowings outstanding and there was no outstanding principal balance under our revolving credit facility.
By issuing the Floating Rate Notes and by entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of June 30, 2021, if LIBOR-based interest rates would have been higher by 100 basis points, the change would increase our interest expense during 2021 by approximately $3 million, as it relates to our fixed to floating interest rate swap agreements and floating-rate borrowings. See Notes to Condensed Consolidated Financial Statements— Note 9. Financial Instruments.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2021, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

41 |

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

42 |

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
June 30, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2021	244,435	$164.25	244,540	$1,203,035,607
May 1 - May 31, 2021	373,940	$172.55	368,503	$1,139,451,636
June 1 - June 30, 2021	345,255	$179.39	344,847	$1,077,431,289
	963,630	$172.90	957,890	$1,077,431,289
(a)     The company repurchased 5,740 shares during the three-month period ended June 30, 2021, that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)     The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None

43 |

Item 5.    Other Information
None
Item 6.    Exhibits

Exhibit 10.1	Amendment No. 2 to Zoetis Supplemental Savings Plan effective May 15, 2021
Exhibit 15	Accountants' Acknowledgment
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

44 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 5, 2021	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

August 5, 2021	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President, Chief Financial Officer and Head of Business Development

45 |