Form 10-Q
period 2021-09-30
Zoetis Inc.
filed 2021-11-04
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At October 29, 2021, there were 473,125,822 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2021	2020	2021	2020
Revenue	$1,990	$1,786	$5,809	$4,868
Costs and expenses:
Cost of sales	586	546	1,703	1,456
Selling, general and administrative expenses	504	424	1,408	1,206
Research and development expenses	132	112	370	330
Amortization of intangible assets	40	40	121	120
Restructuring charges and certain acquisition-related costs	9	5	39	22
Interest expense, net of capitalized interest	56	62	170	173
Other (income)/deductions—net	4	—	16	(15)
Income before provision for taxes on income	659	597	1,982	1,576
Provision for taxes on income	107	118	361	298
Net income before allocation to noncontrolling interests	552	479	1,621	1,278
Less: Net loss attributable to noncontrolling interests	—	—	(2)	(1)
Net income attributable to Zoetis Inc.	$552	$479	$1,623	$1,279
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.16	$1.01	$3.42	$2.69
Diluted	$1.16	$1.00	$3.40	$2.67
Weighted-average common shares outstanding:
Basic	474.0	475.5	474.8	475.5
Diluted	476.3	478.5	477.1	478.5
Dividends declared per common share	$—	$—	$0.500	$0.400

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Net income before allocation to noncontrolling interests	$552	$479	$1,621	$1,278
Other comprehensive (loss)/income, net of tax:
Unrealized gains/(losses) on derivatives for cash flow hedges, net	1	5	21	(27)
Unrealized gains/(losses) on derivatives for net investment hedges, net	16	(30)	33	(27)
Foreign currency translation adjustments, net	(61)	147	9	46
Benefit plans: Actuarial loss, net	—	(1)	—	(1)
Total other comprehensive (loss)/income, net of tax	(44)	121	63	(9)
Comprehensive income before allocation to noncontrolling interests	508	600	1,684	1,269
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	(1)
Comprehensive income attributable to Zoetis Inc.	$508	$600	$1,686	$1,270

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$3,274	$3,604
Accounts receivable, less allowance for doubtful accounts of $17 in 2021 and $20 in 2020	1,152	1,013
Inventories	1,875	1,628
Other current assets	381	366
Total current assets	6,682	6,611
Property, plant and equipment, less accumulated depreciation of $2,113 in 2021 and $1,952 in 2020	2,338	2,202
Operating lease right of use assets	188	192
Goodwill	2,703	2,694
Identifiable intangible assets, less accumulated amortization	1,572	1,710
Noncurrent deferred tax assets	110	94
Other noncurrent assets	112	106
Total assets	$13,705	$13,609

Liabilities and Equity
Short-term borrowings	$—	$4
Current portion of long-term debt	—	600
Accounts payable	387	457
Dividends payable	—	119
Accrued expenses	618	556
Accrued compensation and related items	314	295
Income taxes payable	91	46
Other current liabilities	61	93
Total current liabilities	1,471	2,170
Long-term debt, net of discount and issuance costs	6,592	6,595
Noncurrent deferred tax liabilities	291	378
Operating lease liabilities	160	163
Other taxes payable	259	260
Other noncurrent liabilities	251	270
Total liabilities	9,024	9,836
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 473,374,057 and 475,317,751 shares outstanding at September 30, 2021, and December 31, 2020, respectively	5	5
Treasury stock, at cost, 28,517,186 and 26,573,492 shares of common stock at September 30, 2021, and December 31, 2020, respectively	(2,759)	(2,230)
Additional paid-in capital	1,056	1,065
Retained earnings	7,044	5,659
Accumulated other comprehensive loss	(667)	(730)
Total Zoetis Inc. equity	4,679	3,769
Equity attributable to noncontrolling interests	2	4
Total equity	4,681	3,773
Total liabilities and equity	$13,705	$13,609
(a)    As of September 30, 2021 and December 31, 2020, includes $2 million of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended September 30, 2021
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2021	501.9	$5	27.7	$(2,568)	$1,044	$6,492	$(623)	$2	$4,352
Net income	—	—	—	—	—	552	—	—	552
Other comprehensive loss	—	—	—	—	—	—	(44)	—	(44)
Share-based compensation awards (b)	—	—	(0.2)	7	11	—	—	—	18
Treasury stock acquired (c)	—	—	1.0	(198)	—	—	—	—	(198)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2021	501.9	$5	28.5	$(2,759)	$1,056	$7,044	$(667)	$2	$4,681

Three months ended September 30, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2020	501.9	$5	26.9	$(2,245)	$1,030	$5,048	$(856)	$5	$2,987
Net income	—	—	—	—	—	479	—	—	479
Other comprehensive income	—	—	—	—	—	—	121	—	121
Share-based compensation awards (b)	—	—	(0.3)	11	9	(1)	—	—	19
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2020	501.9	$5	26.6	$(2,234)	$1,040	$5,526	$(735)	$5	$3,607

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Nine months ended September 30, 2021
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income	—	—	—	—	—	1,623	—	(2)	1,621
Other comprehensive income	—	—	—	—	—	—	63	—	63
Share-based compensation awards (b)	—	—	(1.2)	16	(11)	—	—	—	5
Treasury stock acquired (c)	—	—	3.1	(545)	—	—	—	—	(545)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(238)	—	—	(238)
Balance, September 30, 2021	501.9	$5	28.5	$(2,759)	$1,056	$7,044	$(667)	$2	$4,681

Nine months ended September 30, 2020
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708
Net income	—	—	—	—	—	1,279	—	(1)	1,278
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	6	6
Share-based compensation awards (b)	—	—	(1.6)	58	(6)	10	—	—	62
Treasury stock acquired (c)	—	—	1.8	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(190)	—	—	(190)
Balance, September 30, 2020	501.9	$5	26.6	$(2,234)	$1,040	$5,526	$(735)	$5	$3,607

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(MILLIONS OF DOLLARS)	2021	2020
Operating Activities
Net income before allocation to noncontrolling interests	$1,621	$1,278
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	331	332
Share-based compensation expense	44	46
Asset write-offs and asset impairments	19	12
Net loss/(gain) on sale of assets	3	(19)
Provision for losses on inventory	36	56
Deferred taxes	(121)	(40)
Employee benefit plan contribution from Pfizer Inc.	2	2
Loss on treasury locks	—	(6)
Other non-cash adjustments	4	9
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(143)	69
Inventories	(299)	(294)
Other assets	8	(150)
Accounts payable	(71)	49
Other liabilities	62	(49)
Other tax accounts, net	38	113
Net cash provided by operating activities	1,534	1,408
Investing Activities
Capital expenditures	(309)	(301)
Acquisitions, net of cash acquired	(14)	(108)
Purchase of investments	(10)	—
Settlement on swaps designated as net investment hedges	17	(8)
Net proceeds from sale of assets	1	21
Other investing activities	(1)	1
Net cash used in investing activities	(316)	(395)
Financing Activities
Increase in short-term borrowings, net	(4)	1
Proceeds from issuance of long-term debt—senior notes, net of discount	—	1,240
Principal payments on long-term debt	(600)	—
Payment of consideration related to previous acquisitions	(5)	—
Acquisition of a noncontrolling interest, net of cash acquired	—	3
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(37)	23
Purchases of treasury stock	(545)	(250)
Cash dividends paid	(357)	(285)
Payment of debt issuance costs	—	(12)
Net cash (used in)/provided by financing activities	(1,548)	720
Effect of exchange-rate changes on cash and cash equivalents	—	(13)
Net (decrease)/increase in cash and cash equivalents	(330)	1,720
Cash and cash equivalents at beginning of period	3,604	1,934
Cash and cash equivalents at end of period	$3,274	$3,654

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$412	$305
Interest, net of capitalized interest	221	217
Amounts included in the measurement of lease liabilities	34	31
Non-cash transactions:
Capital expenditures	3	3
Lease obligations obtained in exchange for right-of-use assets	30	38
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 31, 2021 and August 31, 2020.
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
3. Accounting Standards
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU No. 2021-01, Reference Rate Reform (Topic 848). The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the guidance is optional and effective as of March 12, 2020, but only available through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements and related disclosures, as well as the timing of the potential adoption.
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
The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
United States	$1,065	$996	$3,002	$2,605
Australia	70	60	196	154
Brazil	78	62	227	181
Canada	56	50	169	144
Chile	32	24	100	72
China	72	66	289	198
France	31	29	98	82
Germany	47	38	135	112
Italy	30	28	87	63
Japan	43	39	140	133
Mexico	31	26	98	84
Spain	33	31	97	83
United Kingdom	61	44	173	125
Other developed markets	127	105	350	282
Other emerging markets	193	165	591	490
	1,969	1,763	5,752	4,808
Contract manufacturing & human health	21	23	57	60
Total Revenue	$1,990	$1,786	$5,809	$4,868
Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
U.S.
Companion animal	$775	$664	$2,227	$1,757
Livestock	290	332	775	848
	1,065	996	3,002	2,605
International
Companion animal	427	331	1,280	917
Livestock	477	436	1,470	1,286
	904	767	2,750	2,203
Contract manufacturing & human health	21	23	57	60
Total Revenue	$1,990	$1,786	$5,809	$4,868

8 |

Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Companion Animal:
Dogs and Cats	$1,142	$947	$3,319	$2,524
Horses	60	48	188	150
	1,202	995	3,507	2,674
Livestock:
Cattle	403	417	1,144	1,107
Swine	153	151	504	454
Poultry	124	129	389	412
Fish	56	45	132	101
Sheep and other	31	26	76	60
	767	768	2,245	2,134
Contract manufacturing & human health	21	23	57	60
Total Revenue	$1,990	$1,786	$5,809	$4,868
Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Vaccines	$421	$401	$1,251	$1,086
Parasiticides	396	305	1,246	867
Anti-infectives	329	349	909	870
Dermatology	326	257	859	681
Other pharmaceuticals	243	208	717	597
Medicated feed additives	99	102	314	336
Animal health diagnostics	95	87	283	216
Other non-pharmaceuticals	60	54	173	155
	1,969	1,763	5,752	4,808
Contract manufacturing & human health	21	23	57	60
Total Revenue	$1,990	$1,786	$5,809	$4,868

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2020 and December 31, 2019, and subsequently recognized as revenue during the first nine months of 2021 and 2020 were approximately $4 million and $6 million, respectively. Contract liabilities as of September 30, 2021 and December 31, 2020 were approximately $12 million and $13 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2021 is not material.
5. Acquisitions and Divestitures
A. Acquisitions
In the third quarter of 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. The transaction is subject to customary closing conditions and the satisfaction of regulatory requirements. We expect to complete the acquisition in the first half of 2022.
In the second quarter of 2021, we acquired certain assets to expand our portfolio of equine care products. This transaction did not have a significant impact on our consolidated financial statements.
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
B. Divestitures
During the nine months ended September 30, 2020, we received a cash payment of $20 million pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$3	$6	$15
Restructuring charges(b):
Employee termination costs	7	2	17	7
Asset impairment charges	—	—	13	—
Exit costs	1	—	3	—
Total Restructuring charges and certain acquisition-related costs	$9	$5	$39	$22
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the three months ended September 30, 2021 primarily represents employee termination costs associated with the realignment of our international operations. The restructuring charges for the nine months ended September 30, 2021 primarily represents employee termination costs associated with our international operations and other costs associated with cost-reduction and productivity initiatives, as well as asset impairment charges related to the consolidation of manufacturing sites in China.
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

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2020(b)	$21
Provision	33
Non-cash activity	(13)
Utilization and other(c)	(14)
Balance, September 30, 2021(b)	$27
(a)     Changes in our restructuring accrual represents employee termination and exit costs.
(b)    At September 30, 2021 and December 31, 2020, included in Accrued expenses ($12 million and $6 million, respectively) and Other noncurrent liabilities ($15 million).
(c)     Includes adjustments for foreign currency translation.

10 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Royalty-related income	$(3)	$(3)	$(7)	$(9)
Interest income	(1)	(1)	(4)	(9)
Identifiable intangible asset impairment charges	—	—	—	3
Other asset impairment charges	3	—	3	—
Net (gain) loss on sale of assets(a)	—	(1)	3	(19)
Foreign currency loss(b)	8	3	20	14
Impairment of an equity investment	—	—	—	4
Other, net	(3)	2	1	1
Other (income)/deductions—net	$4	$—	$16	$(15)
(a)    For the nine months ended September 30, 2021, represents a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
For the nine months ended September 30, 2020, primarily represents a net gain resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(b)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 16.2% for the three months ended September 30, 2021, compared with 19.8% for the three months ended September 30, 2020. The lower effective tax rate for the three months ended September 30, 2021, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items. In addition, the three months ended September 30, 2021 includes a tax benefit related to foreign-derived intangible income; and
•a $4 million discrete tax benefit recorded in the three months ended September 30, 2021, related to the effective settlement of certain issues with tax authorities.
Our effective tax rate was 18.2% for the nine months ended September 30, 2021, compared with 18.9% for the nine months ended September 30, 2020. The lower effective tax rate for the nine months ended September 30, 2021, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items. In addition, the nine months ended September 30, 2021 includes a tax benefit related to foreign-derived intangible income; and
•a $4 million discrete tax benefit recorded in the nine months ended September 30, 2021, related to the effective settlement of certain issues with tax authorities, partially offset by:
•a $21 million and a $29 million discrete tax benefit recorded in the nine months ended September 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments; and
•a $7 million discrete tax benefit recorded in the nine months ended September 30, 2020, related to a remeasurement of deferred taxes resulting from the integration of acquired businesses.
B. Deferred Taxes
As of September 30, 2021, the total net deferred income tax liability of $181 million is included in Noncurrent deferred tax assets ($110 million) and Noncurrent deferred tax liabilities ($291 million).
As of December 31, 2020, the total net deferred income tax liability of $284 million is included in Noncurrent deferred tax assets ($94 million) and Noncurrent deferred tax liabilities ($378 million).
C. Tax Contingencies
As of September 30, 2021, the net tax liabilities associated with uncertain tax positions of $191 million (exclusive of interest and penalties related to uncertain tax positions of $16 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($190 million).
As of December 31, 2020, the net tax liabilities associated with uncertain tax positions of $188 million (exclusive of interest and penalties related to uncertain tax positions of $14 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($187 million).

11 |

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
9. Financial Instruments
A. Debt
Credit Facilities
In December 2016, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility). In December 2018, the maturity for the amended and restated credit agreement was extended through December 2023. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition.
The credit facility also contains a financial covenant requiring that we maintain a minimum interest coverage ratio (the ratio of EBITDA at the end of the period to interest expense for such period) of 3.50:1. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of September 30, 2021 and December 31, 2020. There were no amounts drawn under the credit facility as of September 30, 2021 or December 31, 2020.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2021, we had access to $71 million of lines of credit which expire at various times through 2021 and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2021 and $4 million of borrowings outstanding related to these facilities as of December 31, 2020.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2021 and December 31, 2020, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On August 20, 2021, we redeemed, upon maturity, the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021.
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020 and the remainder will be used for general corporate purposes.
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
Pursuant to the indenture, we are able to redeem the 2013, 2015, 2017, 2018 and 2020 senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015, 2017, 2018 and 2020 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015, 2017, 2018 and 2020 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017, 2018 and 2020 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.

12 |

The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	$—	$300
3.250% 2018 senior notes due 2021	—	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	7,250
Unamortized debt discount / debt issuance costs	(62)	(66)
Less current portion of long-term debt	—	600
Cumulative fair value adjustment for interest rate swap contracts	4	11
Long-term debt, net of discount and issuance costs	$6,592	$6,595
The fair value of our long-term debt was $7,457 million and $7,835 million as of September 30, 2021 and December 31, 2020, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of September 30, 2021, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2021	2022	2023	2024	2025	2025	Total
Maturities	$—	$—	$1,350	$—	$750	$4,550	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $56 million and $170 million for the three and nine months ended September 30, 2021, respectively, and $62 million and $173 million for the three and nine months ended September 30, 2020, respectively. Capitalized interest expense was $5 million and $14 million for the three and nine months ended September 30, 2021, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2020, respectively.
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
•For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statement of Cash Flows. These cross-currency interest rate swap contracts have varying maturities of up to four years.

13 |

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
•As of September 30, 2021, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023, and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR plus a spread. Gains or losses on the fixed to floating interest rate swaps due to changes in LIBOR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of September 30, 2021, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028. The amounts recorded during the three and nine months ended September 30, 2021 for changes in the fair value of these hedges are not material to our consolidated financial statements.
Outstanding Positions
The aggregate notional amounts of derivative instruments are as follows:

	Notional
	September 30,	December 31,
(MILLIONS)	2021	2020
Foreign currency forward-exchange contracts	$1,659	$1,633

Cross-currency interest rate swap contracts (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$550	$550

Fixed-to-floating interest rate swap contracts	$150	$150
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2021	2020
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$9	$10
Foreign currency forward-exchange contracts	Other current liabilities	(12)	(16)
Total derivatives not designated as hedging instruments		$(3)	$(6)

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$19	$6
Forward-starting interest rate swap contracts	Other noncurrent liabilities	(4)	(17)
Cross-currency interest rate swap contracts	Other current assets	24	2
Cross-currency interest rate swap contracts	Other noncurrent assets	12	5
Cross-currency interest rate swap contracts	Other current liabilities	—	(21)
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	4	11
Total derivatives designated as hedging instruments		55	(14)
Total derivatives		$52	$(20)

14 |

The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At September 30, 2021, there was $24 million of collateral received related to interest rate swap contracts and cross-currency interest rate swaps recorded in Other noncurrent assets.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net (losses)/gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Foreign currency forward-exchange contracts	$(2)	$—	$(13)	$10
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Forward-starting interest rate swap contracts	$1	$5	$20	$(22)
Cross-currency interest rate swap contracts	$16	$(30)	$33	$(27)
Gains on cross-currency interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Cross-currency interest rate swap contracts	$3	$4	$9	$14
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive income/(loss) into earnings over the next 12 months is $1 million.
10. Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
Finished goods	$886	$805
Work-in-process	675	594
Raw materials and supplies	314	229
Inventories	$1,875	$1,628
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2020	$1,425	$1,269	$2,694
Adjustments	(1)	4	3
Other(a)	—	6	6
Balance, September 30, 2021	$1,424	$1,279	$2,703
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,239 million and $3,230 million as of September 30, 2021 and December 31, 2020, respectively. Accumulated goodwill impairment losses were $536 million as of September 30, 2021 and December 31, 2020.

15 |

B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2021			As of December 31, 2020
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,981	$(925)	$1,056	$1,968	$(809)	$1,159
Brands and tradenames	428	(258)	170	427	(243)	184
Other	476	(329)	147	474	(306)	168
Total finite-lived intangible assets	2,885	(1,512)	1,373	2,869	(1,358)	1,511
Indefinite-lived intangible assets:
Brands and tradenames	104	—	104	104	—	104
In-process research and development	88	—	88	88	—	88
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	199	—	199	199	—	199
Identifiable intangible assets	$3,084	$(1,512)	$1,572	$3,068	$(1,358)	$1,710
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $51 million and $154 million for the three and nine months ended September 30, 2021, respectively, and $56 million and $178 million for the three and nine months ended September 30, 2020, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Stock options / stock appreciation rights	$2	$2	$7	$7
RSUs / DSUs	8	7	25	24
PSUs	5	5	12	15
Share-based compensation expense—total(a)	$15	$14	$44	$46
(a) Amounts capitalized to inventory were insignificant for the three and nine months ended September 30, 2021 and 2020.
During the nine months ended September 30, 2021, the company granted 284,198 stock options with a weighted-average exercise price of $160.73 per stock option and a weighted-average fair value of $37.81 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 0.53%; expected dividend yield of 0.62%; expected stock price volatility of 27.94%; and expected term of 5.0 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2021, the company granted 257,293 RSUs, with a weighted-average grant date fair value of $163.62 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2021, the company granted 103,759 PSUs with a weighted-average grant date fair value of $208.81 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 28.9% and 38.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in

16 |

shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of September 30, 2021, there was approximately $879 million remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency		Accumulated Other
	Cash Flow	Net Investment	Translation		Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Benefit Plans	Loss
Balance, December 31, 2020	$(15)	$(37)	$(655)	$(23)	$(730)
Other comprehensive income, net of tax	21	33	9	—	63
Balance, September 30, 2021	$6	$(4)	$(646)	$(23)	$(667)

Balance, December 31, 2019	$—	$21	$(724)	$(23)	$(726)
Other comprehensive (loss)/income, net of tax	(27)	(27)	46	(1)	(9)
Balance, September 30, 2020	$(27)	$(6)	$(678)	$(24)	$(735)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net income before allocation to noncontrolling interests	$552	$479	$1,621	$1,278
Less: Net loss attributable to noncontrolling interests	—	—	(2)	(1)
Net income attributable to Zoetis Inc.	$552	$479	$1,623	$1,279
Denominator
Weighted-average common shares outstanding	474.0	475.5	474.8	475.5
Common stock equivalents: stock options, RSUs, PSUs and DSUs	2.3	3.0	2.3	3.0
Weighted-average common and potential dilutive shares outstanding	476.3	478.5	477.1	478.5

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.16	$1.01	$3.42	$2.69
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.16	$1.00	$3.40	$2.67
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three and nine months ended September 30, 2021 and 2020.
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

17 |

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

18 |

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
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. The company has not reflected any potential benefits in its consolidated financial statements as of September 30, 2021 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
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
We anticipate that claims from publicly-funded healthcare systems and health insurance companies seeking compensation for losses allegedly resulting from the competition-infringement finding will be filed before the Competition Appeal Tribunal as follow-on claims. We anticipate that proceedings involving such claims will commence later this year or early January 2022. In accordance with the Global Separation Agreement, Pfizer would be obligated to indemnify Zoetis for any liabilities arising out of such follow-on claims.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2021, recorded amounts for the estimated fair value of these indemnifications were not significant.

19 |

16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including vaccines, parasiticides, anti-infectives, dermatology, medicated feed additives, animal health diagnostics and other pharmaceuticals, for both companion animal and livestock customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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

20 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
U.S.
Revenue	$1,065	$996
Cost of sales	199	194
Gross profit	866	802
Gross margin	81.3%	80.5%
Operating expenses	183	157
Other (income)/deductions-net	—	—
U.S. Earnings	683	645	$13	$15

International
Revenue(b)	904	767
Cost of sales	273	245
Gross profit	631	522
Gross margin	69.8%	68.1%
Operating expenses	152	122
Other (income)/deductions-net	(4)	—
International Earnings	483	400	17	15

Total operating segments	1,166	1,045	30	30

Other business activities	(106)	(87)	6	6
Reconciling Items:
Corporate	(252)	(222)	29	27
Purchase accounting adjustments	(45)	(48)	45	48
Acquisition-related costs	(1)	(1)	—	—
Certain significant items(c)	(12)	(9)	—	—
Other unallocated	(91)	(81)	—	—
Total Earnings(d)	$659	$597	$110	$111
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $204 million and $186 million for the three months ended September 30, 2021 and 2020, respectively.
(c)    For the three months ended September 30, 2021, primarily represents employee termination costs associated with the realignment of our international operations and asset impairment charges related to a dairy product termination.
For the three months ended September 30, 2020, primarily represents CEO transition-related costs of $5 million.
(d)    Defined as income before provision for taxes on income.

21 |

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
U.S.
Revenue	$3,002	$2,605
Cost of sales	575	515
Gross profit	2,427	2,090
Gross margin	80.8%	80.2%
Operating expenses	484	418
Other (income)/deductions-net	2	4
U.S. Earnings	1,941	1,668	$40	$40

International
Revenue(b)	2,750	2,203
Cost of sales	833	697
Gross profit	1,917	1,506
Gross margin	69.7%	68.4%
Operating expenses	429	364
Other (income)/deductions-net	(4)	1
International Earnings	1,492	1,141	52	41

Total operating segments	3,433	2,809	92	81

Other business activities	(301)	(264)	20	19
Reconciling Items:
Corporate	(744)	(603)	84	75
Purchase accounting adjustments	(133)	(155)	133	155
Acquisition-related costs	(8)	(15)	—	—
Certain significant items(c)	(44)	(4)	—	—
Other unallocated	(221)	(192)	2	2
Total Earnings(d)	$1,982	$1,576	$331	$332
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $605 million and $517 million for the nine months ended September 30, 2021 and 2020, respectively.
(c)    For the nine months ended September 30, 2021, primarily represents primarily represents asset impairment charges related to the consolidation of manufacturing sites in China and a dairy product termination, as well as employee termination costs associated with our international operations and other costs associated with cost-reduction and productivity initiatives.
For the nine months ended September 30, 2020, primarily represents a net gain resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $18 million, partially offset by CEO transition-related costs of $14 million.
(d)    Defined as income before provision for taxes on income.

22 |

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zoetis Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Zoetis Inc. and subsidiaries (the Company) as of September 30, 2021, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 4, 2021

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
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
A summary of our 2021 performance compared with the comparable 2020 period follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational(a)
Revenue	$1,990	$1,786	11	1	10
Net income attributable to Zoetis	552	479	15	5	10
Adjusted net income(a)	597	524	14	4	10

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational(a)
Revenue	$5,809	$4,868	19	2	17
Net income attributable to Zoetis	1,623	1,279	27	3	24
Adjusted net income(a)	1,766	1,406	26	3	23
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

24 |

Uncertainty Relating to COVID-19
We continue to closely monitor the impact of the coronavirus (COVID-19) pandemic and the resulting global recession on all aspects of our business across geographies, including how it has and may continue to impact our customers, workforce, suppliers and vendors. Although we are unable to fully predict the impact that the COVID-19 pandemic will ultimately have on our future financial position and operating results, we continue to monitor the potential effects, including impacts on our supply chain, the effect on customer demand, and changes to our operations. We cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors and suppliers; however, any material effect on these parties could adversely impact us.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2021, approximately 44% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Chinese yuan, Brazilian real, Australian dollar, British pound, Canadian dollar and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2021, approximately 56% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was favorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar.
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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Revenue	$1,990	$1,786	11	$5,809	$4,868	19
Costs and expenses:
Cost of sales	586	546	7	1,703	1,456	17
% of revenue	29.4%	30.6%		29.3%	29.9%
Selling, general and administrative expenses	504	424	19	1,408	1,206	17
% of revenue	25%	24%		24%	25%
Research and development expenses	132	112	18	370	330	12
% of revenue	7%	6%		6%	7%
Amortization of intangible assets	40	40	—	121	120	1
Restructuring charges and certain acquisition-related costs	9	5	80	39	22	77
Interest expense, net of capitalized interest	56	62	(10)	170	173	(2)
Other (income)/deductions—net	4	—	*	16	(15)	*
Income before provision for taxes on income	659	597	10	1,982	1,576	26
% of revenue	33%	33%		34%	32%
Provision for taxes on income	107	118	(9)	361	298	21
Effective tax rate	16.2%	19.8%		18.2%	18.9%
Net income before allocation to noncontrolling interests	552	479	15	1,621	1,278	27
Less: Net loss attributable to noncontrolling interests	—	—	—	(2)	(1)	*
Net income attributable to Zoetis Inc.	$552	$479	15	$1,623	$1,279	27
% of revenue	28%	27%		28%	26%
*Calculation not meaningful
Revenue
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Total revenue increased by $204 million, or 11%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, an increase of $176 million, or 10%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from new products of approximately 5%;
•volume growth from in-line products, including key dermatology products, of approximately 3%; and
•price growth of approximately 2%.
Foreign exchange increased reported revenue growth by approximately 1%.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Total revenue increased by $941 million, or 19%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, an increase of $843 million, or 17%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from in-line products, including key dermatology products, of approximately 11%;
•volume growth from new products of approximately 5%; and
•price growth of approximately 1%.
Foreign exchange increased reported revenue growth by approximately 2%.

26 |

Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Cost of sales	$586	$546	7	$1,703	$1,456	17
% of revenue	29.4%	30.6%		29.3%	29.9%
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Cost of sales as a percentage of revenue was 29.4% in the three months ended September 30, 2021 compared with 30.6% in the three months ended September 30, 2020. The decrease was primarily as a result of:
•favorable product mix;
•favorable foreign exchange;
•lower inventory obsolescence, scrap and other charges; and
•price growth,
partially offset by:
•unfavorable manufacturing and other costs; and
•higher freight and import costs.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Cost of sales as a percentage of revenue was 29.3% in the nine months ended September 30, 2021 compared with 29.9% in the nine months ended September 30, 2020. The decrease was primarily as a result of:
•favorable product mix;
•lower inventory obsolescence, scrap and other charges;
•price growth; and
•favorable foreign exchange,
partially offset by:
•unfavorable manufacturing costs and other costs; and
•higher freight and import costs.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses	$504	$424	19	$1,408	$1,206	17
% of revenue	25%	24%		24%	25%
Three months ended September 30, 2021 vs. three months ended September 30, 2020
SG&A expenses increased by $80 million, or 19%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, primarily as a result of:
•an increase in certain compensation-related costs;
•investments to support revenue growth;
•higher freight and logistics costs;
•higher travel and entertainment due to a reduction in COVID-19 related restrictions; and
•unfavorable foreign exchange,
partially offset by:
•the reduced impact of certain significant items and purchase accounting adjustments.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
SG&A expenses increased by $202 million, or 17%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, primarily as a result of:
•an increase in certain compensation-related costs;
•investments to support revenue growth;
•unfavorable foreign exchange; and
•higher freight and logistics costs,
partially offset by:
•the reduced impact of purchase accounting adjustments and certain significant items; and
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic.

27 |

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Research and development expenses	$132	$112	18	$370	$330	12
% of revenue	7%	6%		6%	7%
Three months ended September 30, 2021 vs. three months ended September 30, 2020
R&D expenses increased by $20 million, or 18%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, primarily as a result of:
•increased spending driven by project investments;
•increase in certain compensation-related costs to support innovation; and
•unfavorable foreign exchange.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
R&D expenses increased by $40 million, or 12%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•increased spending driven by project investments; and
•unfavorable foreign exchange.
partially offset by:
•lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Amortization of intangible assets	$40	$40	—	$121	$120	1

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Restructuring charges and certain acquisition-related costs	$9	$5	80	$39	$22	77
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
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Restructuring charges and certain acquisition-related costs were $9 million and $5 million in the three months ended September 30, 2021 and 2020, respectively. Restructuring charges and certain acquisition-related costs in the three months ended September 30, 2021 primarily consisted of employee termination costs associated with the realignment of our international operations. Restructuring charges and certain acquisition-related costs in the three months ended September 30, 2020 consisted of employee termination costs related to other cost-reduction and productivity initiatives and integration costs related to acquisitions.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Restructuring charges and certain acquisition-related costs were $39 million and $22 million in the nine months ended September 30, 2021 and 2020, respectively. Restructuring charges and certain acquisition-related costs in the nine months ended September 30, 2021 primarily consisted of employee termination costs associated with our international operations and other costs associated with cost-reduction and productivity initiatives, asset impairment charges related to the consolidation of manufacturing sites in China and integration costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in the nine months ended September 30, 2020 consisted of integration costs related to acquisitions, restructuring charges related to CEO transition-related costs and employee termination costs related to other cost-reduction and productivity initiatives.

28 |

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$56	$62	(10)	$170	$173	(2)
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Interest expense, net of capitalized interest, decreased by 10% in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, primarily as a result of the redemption of $500 million aggregate principal amount of our senior notes in October 2020, as well as the redemption of our $300 million aggregate principal amount of our 2018 floating rate senior notes and the $300 million aggregate principal amount of our 2018 senior notes in August 2021.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Interest expense, net of capitalized interest, decreased by 2% in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, primarily as a result of the redemption of $500 million aggregate principal amount of our senior notes in October 2020, as well as the redemption of our $300 million aggregate principal amount of our 2018 floating rate senior notes and the $300 million aggregate principal amount of our 2018 senior notes in August 2021, partially offset by the issuance of $1.25 billion aggregate principal amount of our senior notes in May 2020 and lower gains on cross-currency interest rate swaps as compared to the prior year period.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Other (income)/deductions—net	$4	$—	*	$16	$(15)	*
*Calculation not meaningful
Three months ended September 30, 2021 vs. three months ended September 30, 2020
The change in Other (income)/deductions—net is primarily as a result of higher foreign currency losses and asset impairment charges related to a dairy product termination.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
The change in Other (income)/deductions—net is primarily as a result of a net gain of $17 million related to a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites in the prior year period, higher foreign currency losses, lower interest income, asset impairment charges related to a dairy product termination and a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada, partially offset by an impairment of an equity investment and asset impairment charges incurred in the prior year period.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
Provision for taxes on income	$107	$118	(9)	$361	$298	21
Effective tax rate	16.2%	19.8%		18.2%	18.9%
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Our effective tax rate was 16.2% for the three months ended September 30, 2021, compared with 19.8% for the three months ended September 30, 2020. The lower effective tax rate for the three months ended September 30, 2021, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items. In addition, the three months ended September 30, 2021 includes a tax benefit related to foreign-derived intangible income; and
•a $4 million discrete tax benefit recorded in the three months ended September 30, 2021, related to the effective settlement of certain issues with tax authorities.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Our effective tax rate was 18.2% for the nine months ended September 30, 2021, compared with 18.9% for the nine months ended September 30, 2020. The lower effective tax rate for the nine months ended September 30, 2021 was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items. In addition, the nine months ended September 30, 2021 includes a tax benefit related to foreign-derived intangible income; and

29 |

•a $4 million discrete tax benefit recorded in the nine months ended September 30, 2021, related to the effective settlement of certain issues with tax authorities, partially offset by:
•a $21 million and a $29 million discrete tax benefit recorded in the nine months ended September 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments; and
•a $7 million discrete tax benefit recorded in the nine months ended September 30, 2020, related to a remeasurement of deferred taxes resulting from the integration of acquired businesses.
Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.
Companion animal	$775	$664	17	—	17
Livestock	290	332	(13)	—	(13)
	1,065	996	7	—	7
International
Companion animal	427	331	29	5	24
Livestock	477	436	9	2	7
	904	767	18	4	14
Total
Companion animal	1,202	995	21	2	19
Livestock	767	768	—	2	(2)
Contract manufacturing & human health	21	23	(9)	—	(9)
	$1,990	$1,786	11	1	10

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.
Companion animal	$2,227	$1,757	27	—	27
Livestock	775	848	(9)	—	(9)
	3,002	2,605	15	—	15
International
Companion animal	1,280	917	40	7	33
Livestock	1,470	1,286	14	3	11
	2,750	2,203	25	5	20
Total
Companion animal	3,507	2,674	31	2	29
Livestock	2,245	2,134	5	2	3
Contract manufacturing & human health	57	60	(5)	1	(6)
	$5,809	$4,868	19	2	17

30 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.:
Revenue	$1,065	$996	7	—	7
Cost of Sales	199	194	3	—	3
Gross Profit	866	802	8	—	8
Gross Margin	81.3%	80.5%
Operating Expenses	183	157	17	—	17
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	683	645	6	—	6

International:
Revenue	904	767	18	4	14
Cost of Sales	273	245	11	(1)	12
Gross Profit	631	522	21	5	16
Gross Margin	69.8%	68.1%
Operating Expenses	152	122	25	4	21
Other (income)/deductions-net	(4)	—	*	*	*
International Earnings	483	400	21	6	15

Total operating segments	1,166	1,045	12	3	9

Other business activities	(106)	(87)	22
Reconciling Items:
Corporate	(252)	(222)	14
Purchase accounting adjustments	(45)	(48)	(6)
Acquisition-related costs	(1)	(1)	—
Certain significant items	(12)	(9)	33
Other unallocated	(91)	(81)	12
Total Earnings	$659	$597	10

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2021	2020	Total	Exchange	Operational
U.S.:
Revenue	$3,002	$2,605	15	—	15
Cost of Sales	575	515	12	—	12
Gross Profit	2,427	2,090	16	—	16
Gross Margin	80.8%	80.2%
Operating Expenses	484	418	16	—	16
Other (income)/deductions-net	2	4	(50)	—	(50)
U.S. Earnings	1,941	1,668	16	—	16

International:
Revenue	2,750	2,203	25	5	20
Cost of Sales	833	697	20	2	18
Gross Profit	1,917	1,506	27	5	22
Gross Margin	69.7%	68.4%
Operating Expenses	429	364	18	5	13
Other (income)/deductions-net	(4)	1	*	*	*
International Earnings	1,492	1,141	31	6	25

Total operating segments	3,433	2,809	22	2	20

Other business activities	(301)	(264)	14
Reconciling Items:
Corporate	(744)	(603)	23
Purchase accounting adjustments	(133)	(155)	(14)
Acquisition-related costs	(8)	(15)	(47)
Certain significant items	(44)	(4)	*
Other unallocated	(221)	(192)	15
Total Earnings	$1,982	$1,576	26
* Calculation not meaningful.
Three months ended September 30, 2021 vs. three months ended September 30, 2020
U.S. operating segment
U.S. segment revenue increased by $69 million, or 7%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, reflecting an increase of approximately $111 million in companion animal products, partially offset by a decrease of approximately $42 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, including Simparica Trio®, our new triple combination parasiticide. In-line products growth benefited from increased sales of our key dermatology portfolio.
•Livestock revenue declined primarily due to decreased sales in cattle, poultry and swine. Cattle product sales declined as a result of increased generic competition and last year's earlier cattle run now expected to occur in the fourth quarter this year, as well as challenges in the beef and dairy end-markets due to rising input costs. The poultry portfolio declined as a result of smaller flock sizes reducing disease pressure, the expanded use of lower cost alternatives and generic competition. Swine product sales declined primarily due to pricing pressures on our anti-infective and vaccine portfolio.
U.S. segment earnings increased by $38 million, or 6%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $137 million, or 18%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020. Operational revenue increased by $109 million, or 14%, driven by growth of approximately $80 million in companion animal products and $29 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales across the broader in-line portfolio, including our key dermatology portfolio, which benefited from increased pet ownership and standards of care. Growth also resulted from sales of our parasiticide products, including the Simparica® and Revolution®/Stronghold® franchises. The recent launches of our monoclonal antibody (mAb) therapies, Librela® and Solensia® also contributed to growth.

31 |

•Livestock operational revenue growth was driven by increased sales in cattle, fish, swine and poultry. Cattle product sales increased due to key account penetration, favorable export market conditions in Brazil and favorable conditions in other emerging markets. Growth in the fish portfolio resulted primarily from increased sales of the Alpha Flux® sea lice treatment product and an increase in vaccine sales in key salmon markets. Sales of both swine and poultry products grew as a result of key account growth and market expansion across parts of Asia, Brazil and Russia.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by approximately $28 million, or 4%, primarily driven by the euro, Chinese yuan, British pound and Canadian dollar, partially offset by the Argentinian peso.
International segment earnings increased by $83 million, or 21%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020. Operational earnings growth was $60 million, or 15%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
U.S. operating segment
U.S. segment revenue increased by $397 million, or 15%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, reflecting an increase of approximately $470 million in companion animal products, partially offset by a decrease of approximately $73 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, including Simparica Trio, as well as the ProHeart and Revolution/Stronghold franchises. In-line product growth benefited from increased sales of our key dermatology portfolio, diagnostics products and vaccines.
•Livestock revenue declined due to poultry, cattle and swine. The poultry portfolio declined as a result of the expanded use of lower cost alternatives, smaller flock sizes reducing disease pressure, as well as generic competition. Cattle product sales declined as a result of increased generic competition and challenges in the beef and dairy end-markets due to rising input costs, as well as last year's earlier fall cattle run now expected to occur in the fourth quarter this year. The decline in swine product sales was primarily due to pricing pressures on our anti-infective and vaccine portfolio and a non-recurring government purchase in the prior year.
U.S. segment earnings increased by $273 million, or 16%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $547 million, or 25%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. Operational revenue increased by $449 million, or 20%, driven by growth of approximately $306 million in companion animal products and $143 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our parasiticide products, including the Simparica and Revolution/Stronghold franchises. Also contributing to growth were our key dermatology portfolio, vaccine products and diagnostic products, as well as the recent launches of our mAb therapies, Librela and Solensia. Growth across the broader in-line portfolio benefited from increased pet ownership and standards of care.
•Livestock operational revenue growth was primarily driven by increased sales in cattle, swine and fish. Growth in cattle product sales was mainly due to the effect of marketing campaigns, key account penetration and favorable export market conditions in Brazil and favorable conditions in other emerging markets. Sales of swine products grew as a result of expanding production in the wake of African Swine Fever in China in the first half of the year. Fish growth was due to an increase in sales of the Alpha Flux sea lice treatment product, an increase in vaccine sales in key salmon markets and the recent acquisition of Fish Vet Group.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by approximately $98 million, or 5%, primarily driven by the euro, Australian dollar, Chinese yuan and Canadian dollar, partially offset by the Brazilian real and Argentinian peso.
International segment earnings increased by $351 million, or 31%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. Operational earnings growth was $283 million, or 25%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
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
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Other business activities net loss increased by $19 million in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, reflecting an increase in R&D costs due to an increase in project investments, certain compensation-related costs and unfavorable foreign exchange.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Other business activities net loss increased by $37 million in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, reflecting an increase in R&D costs due to an increase in certain compensation-related costs, an increase in project investments and unfavorable foreign exchange, partially offset by lower travel and entertainment expenses as a result of decreases in travel and events related to the COVID-19 pandemic.

32 |

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
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Corporate expenses increased by $30 million, or 14%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, primarily due to an increase in certain compensation-related costs and investments in information technology, partially offset by lower interest expense.
Other unallocated expenses increased by $10 million, or 12%, in the three months ended September 30, 2021, compared with the three months ended September 30, 2020, primarily due to higher manufacturing costs and higher freight charges, partially offset by lower inventory obsolescence, scrap and other charges.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Corporate expenses increased by $141 million, or 23%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, primarily due to an increase in certain compensation-related costs, investments in information technology, unfavorable foreign exchange and lower interest income, partially offset by lower interest expense.
Other unallocated expenses increased by $29 million, or 15%, in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, primarily due to higher manufacturing costs, higher freight charges and unfavorable foreign exchange, partially offset by lower inventory obsolescence, scrap and other charges.
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

33 |

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
Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change	2021	2020	Change
GAAP reported net income attributable to Zoetis	$552	$479	15	$1,623	$1,279	27
Purchase accounting adjustments—net of tax	35	37	(5)	103	108	(5)
Acquisition-related costs—net of tax	1	1	—	7	15	(53)
Certain significant items—net of tax	9	7	29	33	4	*
Non-GAAP adjusted net income(a)	$597	$524	14	$1,766	$1,406	26
*Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income is 16.7% and 20.0% for the three months ended September 30, 2021 and 2020, respectively. The lower effective tax rate for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items. In addition, the three months ended September 30, 2021 includes a tax benefit related to foreign-derived intangible income, and (ii) a $4 million discrete tax benefit recorded in the three months ended September 30, 2021, related to the effective settlement of certain issues with tax authorities.
The effective tax rate on adjusted pretax income is 18.6% and 19.7% for the nine months ended September 30, 2021 and 2020, respectively. The lower effective tax rate for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items. In addition, the nine months ended September 30, 2021 includes a tax benefit related to foreign-derived intangible income, and (ii) a $4 million discrete tax benefit recorded in the nine months ended September 30, 2021, related to the effective settlement of certain issues with tax authorities, partially offset by a $21 million and $29 million discrete tax benefit recorded in the nine months ended September 30, 2021 and 2020, respectively, related to the excess tax benefits for share-based payments.

34 |

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.16	$1.00	16	$3.40	$2.67	27
Purchase accounting adjustments—net of tax	0.07	0.08	(13)	0.22	0.23	(4)
Acquisition-related costs—net of tax	—	—	*	0.01	0.03	(67)
Certain significant items—net of tax	0.02	0.02	—	0.07	0.01	*
Non-GAAP adjusted EPS—diluted	$1.25	$1.10	14	$3.70	$2.94	26
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Interest expense, net of capitalized interest	$56	$62	$170	$173
Interest income	1	1	4	9
Income taxes	120	131	403	345
Depreciation	56	53	171	148
Amortization	9	10	27	29
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Purchase accounting adjustments:
Amortization and depreciation(a)	$45	$48	$133	$155
Total purchase accounting adjustments—pre-tax	45	48	133	155
Income taxes(b)	10	11	30	47
Total purchase accounting adjustments—net of tax	35	37	103	108
Acquisition-related costs:
Integration costs	1	3	6	15
Restructuring costs	—	(2)	2	—
Total acquisition-related costs—pre-tax	1	1	8	15
Income taxes(b)	—	—	1	—
Total acquisition-related costs—net of tax	1	1	7	15
Certain significant items:
Operational efficiency initiative(c)	—	(1)	—	(18)
Supply network strategy(d)	—	1	2	4
Other restructuring charges and cost-reduction/productivity initiatives(e)	7	4	20	7
Certain asset impairment charges(f)	5	—	19	—
Net loss on sale of assets(g)	—	—	3	—
Other(h)	—	5	—	11
Total certain significant items—pre-tax	12	9	44	4
Income taxes(b)	3	2	11	—
Total certain significant items—net of tax	9	7	33	4
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$45	$45	$143	$127
(a)     Amortization and depreciation expenses related to Purchase accounting adjustments with respect to identifiable intangible assets and property, plant and equipment.
(b)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes a tax benefit related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the nine months ended September 30, 2020, in addition to a tax benefit related to a remeasurement of deferred taxes as a result of changes in statutory tax rates, for the nine months ended September 30, 2021 and 2020.

35 |

    Income taxes in Acquisition-related costs also includes a tax charge related to a remeasurement of deferred taxes resulting from the integration of acquired businesses for the nine months ended September 30, 2020.
(c)     For the nine months ended September 30, 2020, represents a net gain resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(d)    Represents product transfer costs related to cost-reduction and productivity initiatives.
(e) For the three months ended September 30, 2021, primarily represents employee termination costs associated with the realignment of our international operations. For the nine months ended September 30, 2021 primarily represents employee termination costs associated with our international operations and other costs associated with cost-reduction and productivity initiatives.
For the three and nine months ended September 30, 2020, represents employee termination costs incurred as a result of the CEO transition.
(f)     For the three months ended September 30, 2021, primarily represents asset impairment charges related to a dairy product termination. For the nine months ended September 30, 2021, primarily represents asset impairment charges related to the consolidation of manufacturing sites in China and a dairy product termination.
(g)    Represents a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
(h)    For the three and nine months ended September 30, 2020, primarily represents CEO transition-related costs.
The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2021	2020	2021	2020
Cost of sales:
Purchase accounting adjustments	$2	$2	$5	$6
Inventory write-offs	1	—	2	—
Consulting fees	—	1	—	4
Other	—	—	5	—
Total Cost of sales	3	3	12	10

Selling, general & administrative expenses:
Purchase accounting adjustments	8	12	23	47
Other	—	5	—	11
Total Selling, general & administrative expenses	8	17	23	58

Research & development expenses:
Purchase accounting adjustments	—	—	1	1
Total Research & development expenses	—	—	1	1

Amortization of intangible assets:
Purchase accounting adjustments	35	34	104	101
Total Amortization of intangible assets	35	34	104	101

Restructuring charges and certain acquisition-related costs:
Integration costs	1	3	6	15
Employee termination costs	7	2	17	7
Asset impairments	—	—	13	—
Exit costs	1	—	3	—
Total Restructuring charges and certain acquisition-related costs	9	5	39	22

Other (income)/deductions—net:
Net (gain)/loss on sale of assets	—	(1)	3	(18)
Asset impairments	3	—	3	—
Total Other (income)/deductions—net	3	(1)	6	(18)

Provision for taxes on income	13	13	42	47

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$45	$45	$143	$127

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

36 |

Analysis of the condensed consolidated balance sheets
September 30, 2021 vs. December 31, 2020
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased as a result of higher sales in the period and the timing of customer payments, partially offset by rebate credits issued to customers.
Inventories increased as a result of the build-up of certain products for increased demand and new product launches, partially offset by timing of shipments and higher sales than anticipated for certain products.
Property, plant and equipment, less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense.
Accounts payable decreased as a result of the timing of vendor payments.
Accrued expenses increased as a result of increases in accrued contract rebates, accrued third-party inventory and other expenses, partially offset by the timing of payments for accrued interest.
Accrued compensation and related items increased primarily due to the accrual of 2021 annual incentive bonuses and savings plan contributions to eligible employees, as well as a higher sales incentive bonus accrual, partially offset by the payment of 2020 annual incentive bonuses and savings plan contributions to eligible employees.
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
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,		%
(MILLIONS OF DOLLARS)	2021	2020	Change
Net cash provided by (used in):
Operating activities	$1,534	$1,408	9
Investing activities	(316)	(395)	(20)
Financing activities	(1,548)	720	*
Effect of exchange-rate changes on cash and cash equivalents	—	(13)	*
Net (decrease)/increase in cash and cash equivalents	$(330)	$1,720	*
*Calculation not meaningful.
Operating activities
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Net cash provided by operating activities was $1,534 million for the nine months ended September 30, 2021, and $1,408 million for the nine months ended September 30, 2020. The increase in operating cash flows was primarily attributable to higher cash earnings, partially offset by the timing of receipts and payments in the ordinary course of business.
Investing activities
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Our net cash used in investing activities was $316 million for the nine months ended September 30, 2021, compared with net cash used in investing activities of $395 million for the nine months ended September 30, 2020. The net cash used in investing activities for 2021 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds from cross-currency interest rate swaps. The net cash used in investing activities for 2020 was primarily due to capital expenditures, acquisitions and net payments for cross-currency interest rate swaps, partially offset by proceeds from the sale of assets, including a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
Financing activities
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Our net cash used in financing activities was $1,548 million for the nine months ended September 30, 2021, compared with net cash provided by financing activities of $720 million for the nine months ended September 30, 2020. The net cash used in financing activities for 2021 was primarily attributable to the repayment of the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021, the purchase of treasury shares, the payment of dividends and taxes paid on

37 |

withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash provided by financing activities for 2020 was primarily attributable to the proceeds received from the issuance of senior notes in May 2020 and net proceeds in connection with the issuance of common stock under our equity incentive plan, partially offset by the payment of dividends and the purchase of treasury shares.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
Cash and cash equivalents	$3,274	$3,604
Accounts receivable, net(a)	1,152	1,013
Short-term borrowings	—	4
Current portion of long-term debt	—	600
Long-term debt, net of discount and issuance costs	6,592	6,595
Working capital	5,211	4,441
Ratio of current assets to current liabilities	4.54:1	3.05:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the nine months ended September 30, 2021, compared with December 31, 2020, the number of days that accounts receivables are outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of September 30, 2021 and December 31, 2020. There were no amounts drawn under the credit facility as of September 30, 2021 or December 31, 2020.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2021, we had access to $71 million of lines of credit which expire at various times through 2021 and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2021 and $4 million of borrowings outstanding related to these facilities as of December 31, 2020.
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

38 |

Debt
On August 20, 2021, we redeemed, upon maturity, the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021.
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020 and the remainder will be used for general corporate purposes.
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
The 2013, 2015, 2017, 2018 and 2020 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale lease-back transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the 2013, 2015, 2017, 2018 and 2020 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015, 2017, 2018 and 2020 senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Pursuant to our tax matters agreement with Pfizer, we will not be permitted to redeem the 2013 senior notes due 2023 pursuant to this optional redemption provision, except under limited circumstances. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015, 2017, 2018 and 2020 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015, 2017, 2018 and 2020 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017, 2018 and 2020 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
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

39 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa1	Stable	August 2017
S&P	A-2	BBB	Stable	December 2016
Share Repurchase Program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of September 30, 2021, there was approximately $879 million remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program. During the first nine months of 2021, approximately 3.1 million shares were repurchased.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2021, or December 31, 2020, recorded amounts for the estimated fair value of these indemnifications are not significant.
New accounting standards
Recently Issued Accounting Standards Not Adopted as of September 30, 2021
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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
•the impact of the COVID-19 pandemic on our business, supply chain, customers and workforce;
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

40 |

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
For a complete discussion of our exposure to interest rate and foreign exchange risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes from the information discussed therein.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 30, 2021, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Additionally, many of our workforce continue to work remotely as a result of the pandemic. Remote working arrangements could increase operational risks, including, but not limited to, risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security, any of which could have a material adverse effect on our business. Working outside of the typical work environment may also introduce additional complexity or inefficiency into our normal processes for key areas like the preparation of financial statements or marketing and sales, which could negatively impact our business. In addition, actions we have taken or may take, or decisions we have

43 |

made or may make, as a consequence of the COVID-19 pandemic, including as part of the reopening process, may also result in employee disruption, legal claims or litigation against us.
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
•Draxxin, containing the active ingredient tulathromycin, is covered by a formulation patent in the U.S. that expired in February 2021. Corresponding formulation patents in Europe, Canada, Australia and other key markets expired in late 2020, with the exception of the formulation patents in Japan that expire in 2025. The active ingredient tulathromycin is protected in Japan until 2023. In Brazil, the status of our patents for the Draxxin formulation and active ingredient tulathromycin is currently uncertain. Generic or other competing tulathromycin products are now marketed in many markets including the U.S., Europe, Canada, Mexico and Australia, as well as in many smaller markets and for swine in Brazil. Additional marketing authorizations for generic tulathromycin products may be granted in various markets in the future. Sales of Draxxin has been negatively affected by generic competition in the markets where the patents have expired.
•Several patents covering Excede/Naxcel, part of the ceftiofur antibiotic product line, began expiring in the U.S. in 2015. The patent covering the commercial formulation of Excede in the U.S. extends to 2024, but expired in September 2021 in Europe, Canada and Australia. Corresponding patents in Japan and Brazil expire in 2026 and 2027, respectively. The commercial method of administration patent relevant to the product line expires in 2023 in the U.S., Europe and Australia. Generic versions of Excede have entered the market in Mexico and Russia. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024.
•The compound patent for selamectin, the active ingredient in our parasiticides Revolution/Stronghold and one of the active ingredients in our combination parasiticide product, Revolution/Stronghold Plus, expired in 2014. Formulation patents covering Revolution/Stronghold products expired in important markets in 2019. Generic versions of selamectin are now sold in markets including the U.S., Europe, Australia and Canada.
•In addition, the patent for the active ingredient of Convenia® has expired; however, there are formulation patents relevant to the product line which expire between November 2022 and October 2023.
•The patent for the active ingredient of Cerenia has expired; however, there are formulation patents relevant to the injectable product line which expire between 2025 and 2028. Generic versions of Cerenia have been registered and marketed in Europe and we are aware that regulatory approval of at least one generic version of Cerenia is currently being pursued in the U.S. There is also a pending registration for generic version of Cerenia in Australia.
•The formulation patent covering ProHeart 12 expired in the U.S. in 2019, and expired in Australia, Canada and Japan in October 2021.
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
For example, in October 2021, the Organisation for Economic Co-operation and Development (OECD) announced that its members have agreed on a two-pillar approach to address the tax challenges of the digital economy. Pillar One would amend profit allocation and nexus rules to grant more taxing rights to countries where consumers are located regardless of the physical presence of the business. Pillar Two introduces common global

44 |

minimum tax rules across the countries participating in the OECD Inclusive Framework. Such rules, when implemented, would operate through top-up taxes and other measures if a multinational group’s income is not subject to a sufficient level of tax in a particular jurisdiction. These two pillars combined may represent a significant change in the international tax regime. The OECD/G20 Inclusive Framework will now work to develop the model rules and multilateral instruments, which would then need to be enacted on a country-by-country basis, in order to ensure global adoption by 2023. There is risk of an adverse impact to our effective tax rate as a result of these agreements, but the amount of such impact remains uncertain at this time.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended
September 30, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2021	337,244	$197.81	334,150	$1,011,341,601
August 1 - August 31, 2021	396,260	$203.20	385,556	$932,992,022
September 1 - September 30, 2021	260,427	$205.53	260,065	$879,444,422
	993,931	$201.98	979,771	$879,444,422
(a)     The company repurchased 14,160 shares during the three-month period ended September 30, 2021 that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)     The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None
45 |

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

Zoetis Inc.

November 4, 2021	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

November 4, 2021	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President, Chief Financial Officer and Head of Business Development

47 |