Form 10-K
period 2021-12-31
Zoetis Inc.
filed 2022-02-15
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $88,374 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 11, 2022 was 471,970,580 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders (hereinafter referred to as the “2022 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health technology. We have a diversified business, commercializing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: vaccines, parasiticides, anti-infectives, dermatology, other pharmaceutical products, medicated feed additives and animal health diagnostics. For 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from livestock farmers to veterinarians and pet owners.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2021 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
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
As a result of these differences, among other things, we organize and operate our business in two segments:
•United States (U.S.) with revenue of $4,042 million, or 52% of total revenue for the year ended December 31, 2021; and
•International with revenue of $3,652 million, or 47% of total revenue for the year ended December 31, 2021.
Within each of these operating segments, we offer a diversified product portfolio for both companion animal and livestock customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2021.

1 |

Our 2021 revenue for the U.S. and key international markets, together with the percentage of revenue attributable to companion animal and livestock products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Companion Animal	Livestock
United States	$4,042	74%	26%
Total International	$3,652	47%	53%
Australia	$259	47%	53%
Brazil	$312	33%	67%
Canada	$232	58%	42%
Chile	$136	21%	79%
China	$357	53%	47%
France	$132	56%	44%
Germany	$183	64%	36%
Italy	$115	66%	34%
Japan	$186	67%	33%
Mexico	$133	29%	71%
Spain	$128	46%	54%
United Kingdom	$234	68%	32%
Other Developed	$467	45%	55%
Other Emerging	$778	34%	66%
For additional information regarding our performance in each of these operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:
Notes to Consolidated Financial Statements—Note 4. Revenue and Note 19. Segment Information. Our 2021 reported revenue for each segment, by species, is as follows:

2021 United States Segment Revenue - By Species

Poultry
5%
Swine
3%
Cattle
18%
Horses
4%
Dogs/Cats
70%

2021 International Segment Revenue - By Species

Fish
5%
Sheep and other
2%
Poultry
9%
Swine
14%
Dogs/Cats
44%
Cattle
23%
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
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sector is driven by economic development, related increases in disposable income and increases in pet ownership and spending on pet care. Companion animals are also living longer, deepening the human-animal bond, receiving increased medical treatment and benefiting from advances in animal health medicines, vaccines and diagnostics. Companion animal products represented approximately 60% of our revenue for the year ended December 31, 2021.
Our livestock products primarily help prevent or treat diseases and conditions to allow veterinarians and producers to care for their animals and to enable the cost-effective and sustainable production of safe, high-quality animal protein. Human population growth, increasing standards of living and a greater focus on sustainable food production are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive demand for improved nutrition, particularly through increased consumption of animal protein. Second, population growth leads to greater natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve and the global food chain faces increased scrutiny, there is more focus on food quality, sustainability, safety and reliability of supply. Livestock products represented approximately 39% of our revenue for the year ended December 31, 2021.
In addition, our CSS organization, which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2021.
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
•medicated feed additives: products added to animal feed that provide medicines to livestock; and
•animal health diagnostics: blood and urine analysis testing capabilities, including point-of-care diagnostic products, instruments and reagents, rapid immunoassay tests, reference laboratory kits and services and blood glucose monitors.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in biodevices, genetic tests and precision animal health.
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
The following are examples of our first-in-class and/or best-in-class products that we have launched in recent years and products that we believe may represent platforms for future product lifecycle innovation (listed alphabetically):
•Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we launched Apoquel in key markets including the U.S., Europe, Japan, Brazil, Australia and China. In 2021, a chewable version of Apoquel was approved in the European Union (EU) and the U.K.;
•Core EQ Innovator™, the first and only vaccine for horses to contain all five core equine disease antigens - West Nile, Eastern and Western Equine encephalomyelitis, tetanus and rabies - in one combination, was approved in the U.S. in 2018 and in Canada in 2019;
•Cytopoint®, the first canine monoclonal antibody (mAb) to help reduce the clinical signs of atopic dermatitis (such as itching) in dogs of any age, was licensed in the U.S. in 2016 (and was later granted an expanded indication to treat allergic dermatitis in 2018). The product has been approved in major markets since 2016, including Canada, the EU, New Zealand, Australia, Brazil and Mexico, and was approved in China in 2021. An injection given once every four to eight weeks, Cytopoint neutralizes interleukin-31, a protein that has been demonstrated to trigger itching in dogs;
•Fostera® PCV MH was introduced in November 2013 in the U.S. and approved in the EU in 2015 and Australia in 2017. It was developed to help protect pigs from porcine circovirus-associated disease (PCVAD) and enzootic pneumonia caused by M. hyopneumoniae (M. hyo). The one-bottle formulation of Fostera PCV MH allows the convenience of a one-dose program or the flexibility of a two-dose program. Fostera Gold PCV MH, the only vaccine to contain two PCV2 genotypes and long-lasting M. hyo coverage, was approved in the U.S. and Canada in 2018, Brazil and Mexico in 2019 and Australia, Europe (under the name CircoMax Myco) and Japan in 2020. The Fostera franchise also includes Fostera/Suvaxyn® PRRS, which was approved in the U.S. in 2015 and in Taiwan, Vietnam and EU countries in
3 |

2017. This vaccine offers protection against both the respiratory and reproductive forms of disease caused by porcine reproductive and respiratory syndrome (PRRS) virus;
•Librela® (bedinvetmab), the first injectable mAb therapy for monthly alleviation of osteoarthritis (OA) pain in dogs, was approved in the EU and Switzerland in 2020, and Canada, Brazil, and the U.K. in 2021;
•Poulvac® Procerta™ HVT-ND, our first vector vaccine that helps protect against Marek’s disease and Newcastle disease, highly contagious viral infections affecting poultry, was approved in the U.S. in 2019. In 2020, we expanded our line of recombinant vector vaccines with the launch of Poulvac Procerta HVT-IBD, which helps protect against Marek's disease and provides early protection against the contemporary infectious bursal disease (IBD) viruses. In 2021, we expanded Poulvac Procerta HVT-ND into new markets, including Brazil, Canada and the Philippines;
•ProHeart® 12 (moxidectin), a once-yearly injection to prevent heartworm disease in dogs 12 months of age and older, was approved in the U.S. in 2019;
•Simparica® (sarolaner) Chewables, a monthly chewable tablet for dogs to control fleas and ticks, was approved in the EU and New Zealand in 2015, the U.S., Canada, Australia, and Brazil (Simparic) in 2016, Japan and additional European, Latin American and Asia Pacific markets in 2017, and China in 2020. Simparica Trio®, a triple combination parasiticide for dogs, was approved in the EU and Canada in 2019, the U.S. and Australia in 2020, and Japan and Mexico in 2021. This product is a key internal lifecycle innovation that combines flea and tick treatment (sarolaner) with the prevention of heartworm disease and treatment of gastrointestinal parasites;
•SolensiaTM (frunevetmab), the first injectable mAb therapy for monthly alleviation of OA pain in cats, was approved in Switzerland in 2020, Canada, the EU and the U.K. in 2021 and the U.S. in 2022;
•Stronghold® Plus (selamectin/sarolaner), a topical combination product that treats ticks, fleas, ear mites, lice and gastrointestinal worms and prevents heartworm disease in cats, received European Commission approval in 2017. In 2018, this product was approved in the U.S., Japan and Canada (Revolution® Plus) and in 2021 this product was approved in China (Revolution Plus); and
•Vanguard®/Versican® is a market leading vaccine line for dogs intended to help prevent a range of diseases. Since 2016, Zoetis has added new and innovative enhancements to its Vanguard line in the U.S. with Vanguard crLyme, Vanguard Rapid Resp Intranasal, Vanguard B Oral, and Vanguard CIV H3N2/H3N8. In 2019, the company received approval for Versican Plus Bb Oral, the first oral vaccine for dogs in Europe. It provides long-lasting protection against Bordetella bronchiseptica, a primary component of the canine infectious respiratory disease complex (CIRDC). In 2021, Vanguard Intranasal I-III was approved in China.
We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first experimental COVID-19 vaccine to help protect the health and well-being of more than 100 mammalian species living in zoos around the world; the first equine vaccine for West Nile virus in the U.S. and EU; the first swine vaccine for pandemic H1N1 influenza virus in the U.S.; the first fully licensed vaccine to help reduce disease caused by the Georgia 08 variant of infectious bronchitis virus (IBV) in poultry; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the U.S.; and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the U.S. In 2019, Zoetis established a research facility with Texas A&M University to develop vaccines for transboundary and emerging diseases in animals, including Foot-and-Mouth Disease (FMD), a virus that can cause serious illness in cattle, pigs, and sheep. In 2020, the company opened a research lab at Colorado State University in a partnership to increase our understanding of the potential use of immunomodulators in livestock that would reduce the need for antibiotics, as well as advance our understanding of the biology of key diseases affecting companion animals which could lead to new therapies that can treat chronic health conditions in pets.
Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for aquatic health products. Pharmaq added to its leading Alpha Ject® vaccine line with approval of Alpha Ject Micro 1 TiLa in Brazil and Colombia, and Alpha Ject Micro 1 Si in Honduras in 2019, as well as Alpha Ject Micro 4-2 in Chile in 2020. Pharmaq also launched Alpha Flux® in Chile in 2019, a parasiticide that helps salmon farmers control sea lice infestations, one of the major challenges in the aquatic health industry. In 2020, Pharmaq received approval in Norway for Alpha ERM Salar, a water-based injectable vaccine that helps protect salmon from red mouth, a common bacterial infection. Pharmaq also established a new diagnostics lab in Norway, the country with the highest density of salmon fish farmers in the world, that will serve as a hub for research and testing. In 2020, Zoetis acquired Fish Vet Group to expand the geographic reach and enhance the diagnostics expertise and testing services of the Pharmaq business for fish farmers in major aquaculture markets.
Zoetis enhanced the portfolio of its diagnostic products with the acquisition in 2018 of Abaxis, Inc. (Abaxis), a leading provider of veterinary point-of-care diagnostic instruments. With this acquisition came the VetScan® portfolio of benchtop and handheld diagnostic instruments and consumables, which serves a large customer base of veterinary practices both in the U.S. and international markets. In 2019, the company acquired Phoenix Central Laboratory for Veterinarians, Inc. (Phoenix Lab) and ZNLabs, LLC (ZNLabs) marking its entry into reference laboratory services and building on a strategy to develop a more comprehensive diagnostics offering with enhanced value for veterinarians. In 2020, the company acquired a third veterinary reference lab business, Ethos Diagnostic Science. The Zoetis diagnostic portfolio also includes the Witness®, Serelisa® and ProFlok® lines of immunodiagnostic kits, which provide disease detection capabilities for various species, including dogs, cats, cattle, pigs and poultry. In 2020, the company launched Vetscan Imagyst™ in the U.S., Australia, Ireland, New Zealand, and the U.K. In 2021 we expanded to Canada, Spain, Germany, Italy, Netherlands, Belgium and Luxembourg. Imagyst uses a combination of image recognition technology, algorithms and cloud-based artificial intelligence (AI) to deliver rapid testing results to veterinary clinics. In 2021, the company added digital cytology testing to the Vetscan Imagyst platform, which offers a network of expert remote pathologists in addition to AI technology for fecal testing. As Zoetis continues to develop additional innovative applications for Vetscan Imagyst, it plans to seamlessly integrate even more new capabilities into the platform, helping veterinarians provide the best possible care for dogs and cats.
Zoetis also entered the field of animal nutritionals with the acquisition of Platinum Performance in 2019. The acquisition brings us premium nutritional product formulas and a unique approach to the field of scientific wellness for horses, dogs and cats.
4 |

In 2021, our two top-selling products, Apoquel and Simparica/Simparica Trio, each contributed approximately 10% of our revenue. Combined with our next three top-selling products, Revolution®/Revolution Plus/Stronghold, Cytopoint and the ceftiofur line, these five products contributed approximately 33% of our revenue. In 2021, our ten top-selling product lines contributed 47% of our revenue.
Our product lines and products that represented approximately 1% or more of our revenue in 2021, which comprise 61% of our total revenue, are as follows (listed alphabetically by product category):
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
Draxxin®
Single-dose low-volume antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine keratoconjunctivitis and bovine foot rot. This franchise also includes Draxxin KP/Draxxin Plus, an injectable for the treatment of bovine respiratory disease that combines the antimicrobial properties of Draxxin with the anti-inflammatory, analgesic and antipyretic properties of the non-steroidal Ketoprofen to rapidly reduce fever in a single dose.
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
International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the U.S. accounted for 47% of our total revenue for the year ended December 31, 2021. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, Chile, China and Mexico, emerging markets contributed 22% of our total revenue for the year ended December 31, 2021.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to those in human health. In certain markets, including the U.S., pet owners are taking a more active role in product purchasing decisions, and as a result we are increasingly investing in direct-to-consumer marketing efforts. As of December 31, 2021, our sales organization consisted of approximately 3,800 employees.
Our companion animal and livestock products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through retail and e-commerce outlets. We also market our products by advertising to veterinarians, livestock producers and pet owners.
6 |

Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. We sell our livestock products directly to a diverse set of livestock producers, including beef and dairy farmers as well as pork and poultry operations, and to veterinarians, third-party veterinary distributors and retail outlets that then typically sell the products to livestock producers. Our two largest customers, both distributors, represented approximately 14% and 9%, respectively, of our revenue for the year ended December 31, 2021, and no other customer represented more than 7% of our revenue for the same period.
Research and Development
Our research and development (R&D) operations are comprised of a dedicated veterinary medicine R&D organization, external alliances and other operations focused on the development, registration and regulatory maintenance of our products. In addition, we have R&D operations focused on diagnostics, devices, data, digital and other technological innovation. We incurred R&D expenses of $508 million in 2021, $463 million in 2020 and $457 million in 2019.
Our R&D efforts are comprised of more than 300 programs and reflect our commitment to develop better solutions. We create new insights for predicting, preventing, detecting and treating health conditions that result in the development of new platforms of knowledge which become the basis for continuous innovation. Leveraging internal discoveries, complemented by diverse external research collaborations, results in the delivery of novel vaccine, pharmaceutical, biopharmaceutical, biodevice and diagnostic products and services to help our customers face their toughest challenges. While the development of new chemical, biopharmaceutical and biological entities through new product R&D plays a critical role in our growth strategies, a significant share of our R&D investment (including regulatory functions) is focused on product lifecycle innovation. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations, routes of administration and combinations, and by expanding usage into more countries. We also create opportunities by integrating product offerings to optimize solutions based on the totality of customer need.
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
As of December 31, 2021, we employed approximately 1,300 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Louvain-la-Neuve, Belgium; Campinas, Brazil; Suzhou, China; Farum, Denmark; Olot, Spain; Union City, California; Charles City, Iowa; Kalamazoo, Michigan; Durham, North Carolina; and Lincoln, Nebraska, U.S. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; São Paulo, Brazil; Beijing, China; Thane, India; Oslo, Norway; Hong Ngu, Vietnam; Con Tho, Vietnam; Fort Collins, Colorado and College Station, Texas, U.S. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents, as appropriate.
Manufacturing and Supply Chain
Our products are manufactured at both sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 28 sites.
7 |

Our global manufacturing network is comprised of the following sites:

Site	Location	Site	Location
Buellton	California, U.S.	Melbourne	Australia
Campinas	Brazil	Olot	Spain
Catania	Italy	Overhalla	Norway
Charles City	Iowa, U.S.	Rathdrum	Ireland
Chicago Heights	Illinois, U.S.	Salisbury	Maryland, U.S.
Durham	North Carolina, U.S.	San Diego	California, U.S.
Eagle Grove	Iowa, U.S.	Suzhou	China
Farum	Denmark	Tallaght	Ireland
Jilin	China	Tullamore	Ireland
Kalamazoo	Michigan, U.S.	Union City	California, U.S.
Klofta	Norway	Weibern	Austria
Lincoln	Nebraska, U.S.	Wellington	New Zealand
Louvain-la-Neuve	Belgium	White Hall	Illinois, U.S.
Medolla	Italy	Willow Island	West Virginia, U.S.
We own the majority of these sites, with the exception of our facilities in Buellton, California (U.S.), Durham, North Carolina (U.S.), Klofta (Norway), Medolla (Italy), Melbourne (Australia), San Diego, California (U.S.), Tullamore (Ireland), Union City, California (U.S.) and Weibern (Austria), which are leased sites.
We are currently in the process of qualifying a second manufacturing site in Suzhou (China).
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2021, this network was comprised of 136 CMOs, including those centrally-managed as well as locally-manged CMOs.
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
Competition
Although our business is the largest based on revenue in the animal health industry (which includes medicines, vaccines and diagnostics), we face competition in the regions in which we compete. Principal drivers of competition vary depending on the particular region, species, product category and individual product, and include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers.
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
The level of competition from generic products varies from market to market. Unlike in the human health market, there is no large, well-capitalized company focused on generic animal health products that exists as a global competitor in the industry. Historically, the reasons for this include the relatively smaller average market size of each product opportunity, the importance of direct distribution and education to veterinarians and livestock producers and the primarily self-pay nature of the business. In addition, companion animal health products are often directly prescribed and dispensed by veterinarians. For more information regarding the generic competition we have and expect to encounter as patents on certain of our key products expire, see Item 1. Business - Intellectual Property.
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
8 |

Our product portfolio enjoys the protection of approximately 6,250 granted patents and 1,400 pending patent applications, filed in more than 50 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the U.S., as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and are licensed to Zoetis.
Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. Below is a summary of our recent and upcoming key patent expirations.
•Patents relating to the active ingredient (tulathromycin) and formulation of Draxxin have expired, with the exception of the active ingredient and formulation patents in Japan that expire in 2023 and 2025, respectively. In Brazil, there are patents for the active ingredient and formulation which expire in February 2022 and in 2025, respectively, although their current status is uncertain. Generic or other competing tulathromycin products are now marketed in many markets including the U.S., Europe, Canada, Mexico and Australia, as well as in many smaller markets, and are now marketed for swine in Brazil. Additional marketing authorizations for generic tulathromycin products may be granted in various markets in the future. Sales of Draxxin have been negatively affected by generic competition in the markets where the patents have expired.
•All patents relating to the active ingredient of Excede/Naxcel (ceftiofur crystalline free acid) have expired. The patents covering the commercial formulation of Excede in the U.S., Japan and Brazil extend to 2024, 2026 and 2027, respectively, but the corresponding patents in Europe, Canada and Australia expired in September 2021. The commercial method of administration patent relevant to the product line expires in 2023 in the U.S., Europe and Australia, and in 2028 in Japan. Generic versions of Excede have entered the market in Mexico and Russia. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024.
•All patents relating to Revolution/Stronghold containing selamectin as the sole active ingredient have expired. Generic versions of selamectin are now sold in markets including the U.S., Europe, Australia and Canada. Selamectin is one of the active ingredients in our combination parasiticide product, Revolution Plus/Stronghold Plus, which is separately patent protected.
•The patent for the active ingredient of Convenia (cefovecin sodium) has expired in all countries, and the patents covering the commercial formulation expire in Europe, Australia, Canada and Japan in November 2022, in the U.S. in October 2023, and in Brazil in 2025.
•The patent for the active ingredient of Cerenia has expired in all countries and the formulation patents relevant to the injectable product line expire between 2025 and 2028. Generic versions of Cerenia injectable have been registered and marketed in Europe, and we are aware that regulatory approval of at least one generic version of Cerenia injectable is currently being pursued in the U.S. There is also a pending registration for generic version of Cerenia injectable in Australia.
•All patents covering ProHeart 6 and ProHeart 12 have expired.
Zoetis typically enforces its patents vigorously as appropriate both within and outside the U.S., including by filing infringement claims against other parties.
Additionally, many of our vaccine products are based on proprietary master seeds and proprietary or patented adjuvant formulations. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by seeking to require our employees, consultants, advisors and partners to enter into confidentiality agreements and other arrangements upon the commencement of their employment or engagement.
Following our separation from Pfizer, Pfizer licensed to us the right to use certain intellectual property rights in the animal health field. We licensed to Pfizer the right to use certain of our trademarks and substantially all of our other intellectual property rights in the human health field and all other fields outside of animal health. In addition, Pfizer granted us a perpetual license to use certain of Pfizer's product name trademarks.
We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 9,000 trademark applications and registrations in our market countries, identifying products and services dedicated to the care of companion animals and livestock.
Regulatory
The sale of animal health products is governed by the laws and regulations specific to each country in which we market our products. To maintain compliance with these regulatory requirements, we have established processes, systems, and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function actively engages in dialogue with various global agencies regarding their policies that relate to animal health products. In the majority of our markets, the relevant animal health authority is separate from those governing human medicinal products.
United States
United States Food and Drug Administration (FDA). The regulatory body that is responsible for the regulation of animal health pharmaceuticals in the U.S. is the Center for Veterinary Medicine (CVM), housed within the FDA. All manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug and Cosmetic Act. The FDA's basis for approving a drug application is documented in a Freedom of Information Summary. Post-approval monitoring of products is required by law, with reports being provided to the CVM's Surveillance and Compliance group. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the legal and agency requirements.
United States Department of Agriculture (USDA). The regulatory body in the U.S. for veterinary vaccines is the USDA. The USDA's Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including certain immunotherapeutics. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the agency requirements.
9 |

Environmental Protection Agency (EPA). The main regulatory body in the U.S. for veterinary pesticides is the EPA. The EPA's Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals. All manufacturers of animal health pesticides must show their products, when used according to specifications, will not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act. Within the U.S., pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.
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
We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department, Customs and Border Protection within the Department of Homeland Security and the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). As a global animal health company, we conduct business in multiple jurisdictions throughout the world. This includes supplying medicines and medical products for use in Iran and shipment of products to Iran, and conducting related activities, in accordance with a general license issued by OFAC and in line with our corporate policies. As previously disclosed, we acquired Platinum Performance (Platinum) in August 2019. During the integration process, after the closing of the acquisition, we discovered that Platinum had initiated certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran. These sales were not conducted pursuant to a general license from OFAC and potentially violated the Iranian Transactions and Sanctions Regulations (ITSR) administered by OFAC. We submitted an initial voluntary disclosure to OFAC in February 2020 while our internal investigation was ongoing. After concluding our internal investigation, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding these transactions.
As a result of our acquisition of Abaxis, our product portfolio includes human medical devices, which are subject to regulation in the U.S. by the FDA under the Federal Food, Drug, and Cosmetic Act, including the 1976 Medical Device Amendments and the Quality System Regulation, and the Clinical Laboratory Improvement Amendments of 1988, and by the Department of Health and Human Services Office for Civil Rights under the Health Insurance Portability and Accountability Act of 1996. Post-market surveillance is required, with reports provided to the FDA in accordance with agency requirements.
Outside the United States
EU. The European Medicines Agency (EMA) is the centralized regulatory agency of the EU. The agency is responsible for the scientific evaluation of medicines developed by healthcare companies seeking centralized approval for use in the EU. The agency has a veterinary review section distinct from the medical review section. The Committee for Medicinal Products for Veterinary Use (CVMP) is responsible for scientific and technical review of the submissions for innovative pharmaceuticals, biopharmaceuticals and vaccines. After the CVMP issues a positive opinion on the approvability of a product, the EU commission reviews the opinion and, if they agree with the CVMP, they grant the product market authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. Products can also be registered in the EU via a decentralized and mutual recognition routes under the supervision of the Co-ordination Group for Mutual Recognition and Decentralized Procedures - Veterinary (CMDv). This co-ordination group is composed of one representative per member state from each national regulatory agency, including Norway, Iceland and Liechtenstein. The mutual recognition and decentralized procedures allow submissions of pharmaceuticals and vaccines. A series of Regulations, Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for product approval in the EU. In general, these requirements are similar to those in the U.S., requiring demonstrated evidence of, safety, efficacy, and quality/consistency of manufacturing processes. We are also subject to the EU General Data Protection Regulation (GDPR) that requires us to meet enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data.
China. The Ministry of Agriculture and Rural Affairs (MARA), a ministerial-level component of the State Council, drafts and implements policies related to agriculture, rural areas and rural residents, and regulates crop farming, animal husbandry, fisheries, agriculture mechanization and the quality of agriculture products. MARA is also the regulatory body responsible for the regulation and control of pharmaceuticals, biologicals and medicated feed additives for animal use. Regulatory requirements in China have become increasingly stringent, with MARA recently issuing new regulations and changes to the regulatory review process.
Brazil. The Ministry of Agriculture, Livestock and Food Supply (MAPA) is the regulatory body in Brazil that is responsible for the regulation and control of pharmaceuticals, biologicals and medicated feed additives for animal use. MAPA's regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. In addition, regulatory activities are conducted at a local level through the Federal Agriculture Superintendence. These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biologicals, and medicated feed additives. MAPA is one of the most active regulatory agencies in Latin America, having permanent seats at several international animal health forums, such as Codex Alimentarius, World Organization for Animal Health and Committee of Veterinary Medicines for the Americas. MAPA was also invited to be a Latin American representative at meetings of the International Cooperation on Harmonisation of Technical Requirements for Registration of Veterinary Medicinal Products (VICH). Several normative instructions issued by MAPA have set regulatory trends in Latin America.
Australia. The Australian Pesticides and Veterinary Medicines Authority (APVMA) is an Australian government statutory authority established in 1993 to centralize the registration of all agricultural and veterinary products for the Australian marketplace. Previously each State and Territory government had its own system of registration. The APVMA assesses applications from companies and individuals seeking registration or a permit so they can supply their product to the marketplace. Applications undergo rigorous assessment using the expertise of the APVMA's scientific staff and drawing on the technical knowledge of other relevant scientific organizations, Commonwealth government departments and state agriculture departments. If the product works as intended and the scientific data confirms that when used as directed on the product label it will have no harmful or unintended effects on people, animals, the environment or international trade, the APVMA will register the product. As well as registering new
10 |

agricultural and veterinary products, the APVMA receives and reviews adverse event information which may be submitted by registrants or members of the public. The APVMA also reviews registered products when particular concerns are raised about their safety and effectiveness. The review of a product may result in confirmation of its registration, or it may see registration continue with some changes to the way the product can be used. In some cases the review may result in the registration of a product being canceled and the product taken off the market.
Rest of world. Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy, and manufacturers' quality control procedures (to assure the consistency of the products), as well as company records and reports. With the exception of the EU, most other countries' regulatory agencies will generally refer to the FDA, USDA, EU and other international animal health entities, including the World Organization for Animal Health and Codex Alimentarius, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.
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
Advertising and promotion review. Promotion of regulated animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and endorsed by the applicable agency. We conduct a review of promotion materials for compliance with the local and regional requirements in the markets where we sell animal health products.
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
•Monitor and maintain existing VICH guidelines, taking particular note of the VICH work program and, where necessary, update these VICH guidelines.
•Ensure efficient processes for maintaining and monitoring consistent interpretation of data requirements following the implementation of VICH guidelines.
•By means of a constructive dialogue between regulatory authorities and industry, provide technical guidance enabling response to significant emerging global issues and science that impact on regulatory requirements within the VICH regions.
Human Capital Management
As of December 31, 2021, we had approximately 12,100 employees worldwide, which included approximately 5,900 employees in the U.S. and approximately 6,200 in other jurisdictions. We view the strength of our leadership team and our talented colleagues around the world as a critical component of our past and future success. We are committed to continuing to be a company our colleagues can be proud of and to attracting, retaining and developing the best talent in the industry through our focus on workplace culture and engagement, diversity, equity and inclusion (DE&I), talent recruitment, development and retention, benefits and compensation, and employee health and safety. The Human Resources Committee of our Board of Directors is responsible for overseeing talent development, DE&I, and employee engagement programs and policies, and the Quality and Innovation Committee regularly reviews employee health and safety metrics.
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
11 |

We assess colleague engagement and key drivers enabling organizational performance by regularly conducting employee engagement surveys. Our engagement rate in 2021 was 88%. Insights from the Company’s engagement survey are used to develop both company-wide and business function level organizational and talent development plans.
Diversity, Equity and Inclusion (DE&I)
We strive to create an environment where colleagues feel valued and cared for and understand the important role we play in embracing diversity to improve the quality of our innovation, collaboration and relationships. Our Chief Talent, Diversity, Equity & Inclusion Officer, reporting to our Chief Human Resources Officer, oversees a team dedicated to executing on our diversity, equity and inclusion strategy, which is reviewed with our executive leadership team and Board of Directors throughout each year.
Our DE&I focus and commitment begins with our leadership team of diverse backgrounds, experiences and ethnicities (for example, 45% of the executive team, including our Chief Executive Officer, are women), and it is demonstrated in our support of our colleagues and industry. We are committed to accelerating inclusion, equity and more diverse representation across the company. In May 2021, we released our first Sustainability Report, which included aspirations for change to make Zoetis and our industry more inclusive, including specific aspirations focused on increasing the representation of people of color and women within our company by the end of 2025 (as compared to 2020).
•Increase representation of women at the director level and above globally from 32% to 40%;
•Increase overall representation among people of color in the U.S. from 21% to 25%;
•Increase representation of Black colleagues in the U.S. from 4% to 5%; and
•Increase representation of Latinx colleagues in the U.S. from 5% to 6%.
We offer eight Colleague Resource Groups, which are an important catalyst to foster a diverse, inclusive environment, while positively impacting our business and community. In 2021, we offered DE&I training to all our employees.
Talent Recruitment, Development and Retention
We employ a variety of career development, employee benefits, policies and compensation programs designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for diverse needs including generous parental leave policies and expanded adoption, fertility and surrogacy benefits for all colleagues equitably. We have internal programs designed to develop and retain talent, including a talent portal, mentoring programs, career planning resources, leadership development programs, performance management and training programs. In particular, our R&D team recruits scientists and research and development personnel from universities and scientific associations and forums and leverages a variety of R&D-specific talent tools. In 2021, our voluntary attrition rate was 11%.
Compensation and Benefits
We strive to support our colleagues’ well-being and enable them to achieve their best at work and at home. Our compensation and benefits programs are designed to support colleague well-being including physical and mental health, financial wellness, and family and lifestyle resources. We recognize the diverse needs of our colleagues around the world and have developed comprehensive programs that vary by country and region to best address them. In the U.S., these benefits include flexible work arrangements, educational assistance, mental health support, and inclusive family-friendly benefits like fully paid parental leave, including for adoptions, fathers and same sex partners, as well as fertility and surrogacy benefits. During the COVID-19 pandemic, we enhanced our childcare benefits and our flexible work arrangements to support our colleagues in managing their work and family responsibilities.
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
In response to the COVID-19 pandemic, we have implemented and continue to implement additional safety measures in all our facilities.
Information about our Executive Officers
Kristin C. Peck
Age 50
Chief Executive Officer and Director
Ms. Peck has served as our Chief Executive Officer since January 2020 and as a director since October 2019. Prior to becoming CEO, Ms. Peck was Executive Vice President and Group President, U.S. Operations, Business Development and Strategy at Zoetis from March 2018 to December 2019. Ms. Peck previously served as our Executive Vice President and President, U.S. Operations from May 2015 to February 2018 and Executive Vice President and Group President from October 2012 through April 2015. In these roles, Ms. Peck helped usher Zoetis through its Initial Public Offering in 2013 and has been a driving force of change in areas including Global Manufacturing and Supply, Global Poultry, Global Diagnostics, Corporate Development, and New Product Marketing and Global Market Research. Ms. Peck joined Pfizer in 2004 and held various positions, including Executive Vice President, Worldwide Business Development and Innovation and as a member of Pfizer's Executive Leadership Team.
12 |

Wetteny Joseph
Age 49
Executive Vice President and Chief Financial Officer
Mr. Joseph has served as our Executive Vice President and Chief Financial Officer since June 2021. Mr. Joseph joined Zoetis from Catalent, where he served for 13 years, most recently as Senior Vice President and Chief Financial Officer of Catalent from February 2018 to May 2021. Mr. Joseph joined Catalent in 2008 as Vice President and Corporate Controller and held senior finance positions until October 2015, when he was named President, Clinical Supply Services, one of the company's principal business units. Before joining Catalent, Mr. Joseph held a variety of senior financial positions at the industrial distribution company HD Supply, including as CFO of its plumbing and HVAC business unit. He also served as Corporate Controller for Hughes Supply, a Fortune 500, NYSE-listed company that was acquired by Home Depot and became part of HD Supply. In his early career, Mr. Joseph spent six years at PricewaterhouseCoopers as an auditor and strategic financial advisor across a variety of industries.
Timothy J. Bettington
Age 48
Executive Vice President and President, U.S. Operations and Global Customer Experience
Mr. Bettington has served as our Executive Vice President and President, U.S. Operations since January 2020. Mr. Bettington joined Zoetis from Boehringer Ingelheim (BI) where he served for 12 years, most recently as North American Region Head of Commercial Operations for BI’s animal health business from January 2017 to December 2019. Mr. Bettington was also BI’s Global Head of Customer Experience from August 2015 to December 2016, and Vice President of Sales and Marketing for the United States from April 2012 to July 2015. Prior to BI, Mr. Bettington served as Senior Manager Food Animal Marketing at Novartis Animal Health from February 2006 to March 2008.
Heidi C. Chen
Age 55
Executive Vice President, General Counsel and Corporate Secretary; Lead of Human Health Diagnostics
Ms. Chen has served as our Executive Vice President and General Counsel since October 2012, and as our Corporate Secretary since July 2012. Since January 2020, Ms. Chen has had oversight responsibility for our Human Health Diagnostics business. Ms. Chen joined Pfizer in 1998 and held various legal and compliance positions of increasing responsibility, including Vice President and Chief Counsel of Pfizer Animal Health, our predecessor company, and lead counsel for Pfizer’s Established Products (generics) business.
Glenn David
Age 50
Executive Vice President and Group President, International Operations, Aquaculture, BioDevices and Pet Insurance
Mr. David has served as our Executive Vice President and Group President, International Operations, Aquaculture, BioDevices and Pet Insurance since June 2021. He served as our Executive Vice President and Chief Financial Officer from 2016 to 2021. He served as our Senior Vice President of Finance Operations from 2013 to 2016 and as acting Chief Financial Officer from April 2014 through August 2014. Mr. David joined Pfizer in 1999 and held various financial positions, including Vice President of Global Finance for Pfizer Animal Health, our predecessor company, and Vice President of Finance for the U.S. Primary Care franchise.
Jeannette Ferran Astorga
Age 47
Executive Vice President, Corporate Affairs, Communications and Chief Sustainability Officer
Ms. Ferran Astorga has served as our Executive Vice President, Corporate Affairs, Communications and Chief Sustainability Officer since January 2022 and also serves as President of the Zoetis Foundation. She joined Zoetis in September 2020 as Vice President, Head of Sustainability. Prior to joining Zoetis, Ms. Ferran Astorga was Vice President of Corporate Responsibility at the ascena Retail Group, a Fortune 500 company where she served since 2015 leading the global team responsible for supply chain compliance and sustainability, diversity and inclusion, and corporate philanthropy. Ms. Ferran Astorga held a variety of management roles with increasing responsibility at ANN INC., a NYSE-listed women’s fashion retail company that was acquired by ascena Retail Group.
Roxanne Lagano
Age 57
Executive Vice President, Chief Human Resources Officer and Global Operations
Ms. Lagano has served as our Executive Vice President and Chief Human Resources Officer since November 2012 and was given responsibility for the Global Operations and Security functions in January 2020. She previously had oversight of the company’s Corporate Communications function from 2015 to 2019. Ms. Lagano joined Pfizer in 1997 and held various positions, including Senior Vice President, Global Compensation, Benefits and Wellness and Senior Director, Business Transactions, Pfizer Worldwide Human Resources.
Wafaa Mamilli
Age 54
Executive Vice President and Chief Information and Digital Officer
Ms. Mamilli has served as our Executive Vice President and Chief Information and Digital Officer since January 2020. Ms. Mamilli joined Zoetis from Eli Lilly and Company where she most recently served as Global Chief Information Officer for business units from January 2019 to January 2020. Prior to that, she was Eli Lilly’s Chief Information Security Officer from March 2016 to March 2019 and Information Officer for the Diabetes Business Unit & Real World Evidence from May 2014 to March 2016.
13 |

Abhay Nayak
Age 34
Executive Vice President, Head of Strategy, Accelerated Growth Businesses and Commercial Development
Mr. Nayak has served as our Head of Strategy and Accelerated Growth Businesses since November 2020, and became an Executive Vice President in February 2021. Previously, he served as our Head of Global Strategy, Commercial Development and Customer Experience from January 2020 to November 2020 and as our Head of Corporate Strategy from July 2018 to December 2019. Prior to Zoetis, Mr. Nayak was a consultant at McKinsey & Company from July 2015 to June 2018, and previously served as an Assistant Vice President at Barclays Bank Plc in their Investment Banking Division in London.
Robert J. Polzer
Age 53
Executive Vice President and President, Research and Development
Dr. Polzer has served as our Executive Vice President and President, Research and Development since January 2022. Dr. Polzer joined Zoetis in 2015 as the Head of Global Therapeutics. Prior to Zoetis, Dr. Polzer spent over 20 years with Pfizer in drug metabolism research with roles of increasing organizational impact including global leadership of Pharmcokinetics, Dynamics, and Metabolism.
Roman Trawicki
Age 58
Executive Vice President and President, Global Manufacturing and Supply
Mr. Trawicki has served as our Executive Vice President and President, Global Manufacturing and Supply since May 2015. He joined Zoetis in January 2015 as President, Global Manufacturing and Supply. From 2009 to 2014, he was GE Healthcare’s General Manager of Global Supply Chain for Medical Diagnostics.
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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2021 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:
•environmental-related capital expenditures - approximately $11 million; and
•other environmental-related expenditures - approximately $16 million.
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
Available Information
The company's Internet website address is www.zoetis.com. On our website, the company makes available, free of charge, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
14 |

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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2021 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.
15 |

Item 1A. Risk Factors.
In addition to the other information set forth in this 2021 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to the impact of the coronavirus (COVID-19) pandemic and any recovery therefrom on our business, our 2022 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates and tax regimes and any changes thereto, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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

Risks related to our business and industry
•The COVID-19 pandemic has negatively affected the global economy; has disrupted our and our customers', suppliers', and vendors' operations; has negatively affected certain elements of our business and operations; and may materially adversely affect our business, financial condition, results of operations and/or cash flows.
•Our products are subject to unanticipated safety, quality or efficacy concerns.
•Our results of operations are dependent on the success of our top-selling products.
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
•Our business may be negatively affected by weather conditions, natural disasters and the availability of natural resources.
•Climate change could have a material adverse impact on our and our customer's businesses.
•Our business may be harmed if we are unable to retain and hire executive officers or other key personnel.
Risks related to research and development
•Our R&D, acquisition and licensing efforts may fail to generate new products and product lifecycle innovations.
•We may experience difficulties or delays in the development, manufacturing and commercialization of new products.
16 |

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
•Our operations and reputation may be impacted if we do not comply with continually changing laws and regulations regarding data privacy.
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
Risks related to our business and industry
The COVID-19 pandemic has negatively affected the global economy; has disrupted our and our customers', suppliers', and vendors' operations; has negatively affected certain elements of our business and operations; and may materially adversely affect our business, financial condition, results of operations and/or cash flows.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as the novel coronavirus (COVID-19). The global spread of COVID-19 has had, and may continue to have, an adverse impact on our operations, sales and delivery and supply chains. The spread of COVID-19 has resulted in authorities in various jurisdictions in which we operate implementing numerous measures since late 2019 to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns of non-essential businesses. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to continue to perform critical functions could be harmed.
The COVID-19 pandemic has and may continue to impact our supply chain as we experience disruptions or delays in shipments of certain materials or components of our products. Any prolonged component shortages or supply chain disruption may result in manufacturing or R&D delays and could limit our ability to meet customer demand or otherwise adversely impact our revenue, and may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
The COVID-19 pandemic also has and may continue to reduce demand for some of our products as a result of the negative impact it has had and may continue to have on our customers. In particular, our livestock customers have been and may continue to be challenged by voluntary or mandatory facility closures, reduced packing plant capacity, travel bans and quarantines inhibiting consumption of protein and transportation of live animals, and labor shortages negatively impacting their operations. For example, a number of significant meat processing plants were
17 |

closed temporarily in 2020 after employees tested positive for COVID-19, and plants continue to experience periodic disruptions. The resulting reduction in demand for some of our products has negatively impacted our business, financial condition, results of operations and cash flows and may have a material adverse effect on our business, financial condition, results of operations and/or cash flows, if such demand reduction accelerates or is prolonged.
Additionally, many of our workforce continue to work remotely as a result of the pandemic. Remote working arrangements could result in additional complexity or inefficiency or increase operational risks, including, but not limited to, risks associated with information technology and systems which could have a material adverse effect on our business.
Additionally, on September 9, 2021, U.S. President Biden issued an Executive Order requiring federal employees and covered contractors to be vaccinated against COVID-19. On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or tested for COVID-19 on at least a weekly basis, the U.S. Supreme Court recently stayed implementation of this OSHA Standard and we cannot predict the eventual outcome or impact on us, our suppliers or our customers. Additional vaccine and testing mandates may be announced in other jurisdictions in which we operate our business. While it is not currently possible to predict with any certainty the exact impact the new regulations would have on us, our suppliers and our customers, the implementation of such government mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees and result in labor disruptions. Further, implementation could also have similar consequences for our subcontractors, which may impact their ability to deliver the goods and services we need from them, and for our customers, which may impact their business processes and as a result their demand for our products.
We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to continue to impact our business, financial condition, results of operations and/or cash flows in 2022. Weak global economic conditions also may exacerbate the ongoing impact of the pandemic. The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Risk Factors section, any of which could have a material effect on us. This situation continues to change rapidly, especially as new variants of the virus are identified and additional impacts may arise that we are not aware of currently.
Our products are subject to unanticipated safety, quality or efficacy concerns.
Unanticipated safety, quality or efficacy concerns can arise with respect to our products, whether or not scientifically or clinically supported, which can lead to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims.
Regulatory actions based on these types of safety, quality or efficacy concerns could impact all or a significant portion of a product’s sales and could, depending on the circumstances, materially adversely affect our operating results.
In addition, since we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products generally, by our customers, veterinarians and end-users, any concerns as to the safety, quality or efficacy of our products, whether actual or perceived, may harm our reputation or materially adversely affect our operating results and financial condition, regardless of whether such concerns are accurate.
Our results of operations are dependent upon the success of our top-selling products.
If any of our top-selling products experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects, manufacturing disruptions, regulatory proceedings, labeling changes, negative publicity, changes to veterinarian or customer preferences, and/or disruptive innovations or the introduction of more effective products, our revenues could be negatively impacted, perhaps significantly. Our five top-selling products, Apoquel, Simparica/Simparica Trio, Revolution/Revolution Plus/Stronghold, Cytopoint and the ceftiofur product line, contributed approximately 33% of our revenue in 2021. Any issues with these top-selling products would have a more significant impact to our results of operations.
Generic and other products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we face competition from lower-priced generic alternatives to many of our products that no longer have patent protection. In certain circumstances, we have been forced to lower our prices and provide discounts or rebates in order to compete with generic products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable product. In the years since the start of generic and other competition, sales of our Rimadyl chewable product have declined by approximately 19% in the U.S., its largest market. In 2021, the first year of generic competition, sales of Draxxin declined by 12% in the U.S., its largest market, and additional declines are expected in subsequent years.
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
18 |

Some of our products' patents have expired, and over the next few years, additional products' patents will expire as described below.
•Draxxin: Patents relating to the active ingredient (tulathromycin) and formulation of Draxxin have expired, with the exception of the active ingredient and formulation patents in Japan that expire in 2023 and 2025, respectively. In Brazil, there are patents for the active ingredient and formulation which expire in February 2022 and in 2025, respectively, although their current status is uncertain. Generic or other competing tulathromycin products are now marketed in many markets including the U.S., Europe, Canada, Mexico and Australia, as well as in many smaller markets, and are now marketed for swine in Brazil. Additional marketing authorizations for generic tulathromycin products may be granted in various markets in the future. Sales of Draxxin have been negatively affected by generic competition in the markets where the patents have expired.
•Ceftiofur: All patents relating to the active ingredient of Excede/Naxcel (ceftiofur crystalline free acid) have expired. The patents covering the commercial formulation of Excede in the U.S., Japan and Brazil extend to 2024, 2026, and 2027, respectively, but the corresponding patents in Europe, Canada and Australia expired in September 2021. The commercial method of administration patent relevant to the product line expires in 2023 in the U.S., Europe and Australia, and in 2028 in Japan. Generic versions of Excede have entered the market in Mexico and Russia. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before 2024.
•Revolution/Stronghold: All patents relating to Revolution/Stronghold containing selamectin as the sole active ingredient have expired. Generic versions of selamectin are now sold in markets including the U.S., Europe, Australia and Canada. Selamectin is one of the active ingredients in our combination parasiticide product, Revolution Plus/Stronghold Plus, which is separately patent protected.
•Convenia: The patent for the active ingredient of Convenia (cefovecin sodium) has expired in all countries, and the patents covering the commercial formulation expire in Europe, Australia, Canada and Japan in November 2022, in the U.S. in October 2023, and in Brazil in 2025.
•Cerenia: The patent for the active ingredient of Cerenia has expired in all countries and the formulation patents relevant to the injectable product line expire between 2025 and 2028. Generic versions of Cerenia injectable have been registered and marketed in Europe, and we are aware that regulatory approval of at least one generic version of Cerenia injectable is currently being pursued in the U.S. There is also a pending registration for generic version of Cerenia injectable in Australia.
•ProHeart: All patents covering ProHeart 6 and ProHeart 12 have expired.
Zoetis typically enforces its patents vigorously as appropriate both within and outside the U.S., including by filing infringement claims against other parties.
The animal health industry is highly competitive.
The animal health industry is highly competitive. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. There are also many start-up companies working in the animal health area. We also compete with companies that produce generic products, but the level of competition from generic products varies from market to market. These competitors may have access to greater financial, marketing, technical and other resources or have significant market share in particular areas. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. In recent years, there has been an increase in consolidation in the animal health industry, which could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to a decrease in our revenue and profitability and an increase in competition. In addition to competition from established market participants, new entrants to the animal health medicines, vaccines and diagnostics industry, including start-up companies, could substantially reduce our market share or render our products obsolete.
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
19 |

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
We pursue acquisitions, technology licensing arrangements, strategic alliances or divestitures of some of our businesses as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis or at all. In addition, we may be subject to regulatory constraints or limitations or other unforeseen factors that prevent us from realizing the expected benefits. Even if we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may be unable to integrate acquisitions successfully into our existing business, and we may be unable to achieve expected gross margin improvements or efficiencies. We also could incur or assume significant debt and unknown or contingent liabilities. Divesting businesses entails numerous operational and financial risks, including difficulties separating businesses or product groups, diversion of management’s attention away from other business concerns, adverse customer reactions, and potential loss of key employees or customers. Our reported results of operations could be negatively affected by acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. We may be subject to litigation in connection with, or as a result of, acquisitions, dispositions, licenses or other alliances, including claims from terminated employees, customers or third parties, and we may be liable for future or existing litigation and claims related to the acquired business, disposition, license or other alliance because either we are not indemnified for such claims or the indemnification is insufficient.
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
From time to time, we may acquire or implement new business lines or offer new products and services within existing lines of business. For example, we have recently expanded our diagnostics business with additional point-of-care offerings and reference labs. We are also investing in genetics and precision animal health, digital technology and data analytics and insurance agency services. There may be substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation of a new line of business or a new product or service. New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services. Other risks include: (i) potential diversion of management’s attention, available cash, and other resources from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into or acquire the new line of business; (iv) potential damage to existing customer relationships, lack of customer acceptance or inability to attract new customers; and (v) the inability to compete effectively. Failure to successfully manage these risks in the implementation or
20 |

acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.
Restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.1 billion for the year ended December 31, 2021.
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
Macroeconomic, business and financial disruptions, including inflation, could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Moreover, customers may seek lower price alternatives to our products if they are negatively impacted by poor economic conditions. Infectious disease outbreaks, pandemics and widespread fear of spreading disease through human contact can cause disruptions to or negatively impact our, our customers’ and our distributors’ business operations, which could materially adversely affect our operating results. Furthermore, our exposure to credit and collectability risk is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk, there can be no assurances that such procedures will effectively limit such risk and avoid losses.
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
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. In recent years, outbreaks of various diseases, including African Swine Fever, avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) and porcine epidemic diarrhea virus (otherwise
21 |

known as PEDv), have impacted the animal health business. The discovery of additional cases of any of these, or new diseases may result in additional restrictions on animal proteins, reduced herd sizes, or reduced demand for animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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
In addition, veterinary hospitals and practitioners depend on visits from and access to animals under their care. Veterinarians’ patient volume and ability to operate could be adversely affected if they experience natural disasters or adverse weather conditions, including floods, fires, earthquakes and hurricanes or other storms, or prolonged snow or ice, particularly in regions not accustomed to sustained inclement weather.
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
We operate in many regions, countries and communities around the world where our businesses, and our activities and the activities of our customers and suppliers, could be disrupted by climate change. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our and our customers’ and suppliers’ businesses. Increased temperatures and rising water levels may negatively impact our livestock customers by increasing the prevalence of parasites and diseases that affect food animals. In addition, changes in water temperatures could affect the timing of reproduction and growth of various fish species, and trigger the outbreak of certain water borne diseases. The physical changes caused by climate change may also prompt changes in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations, particularly those in the livestock industry, through climate-related impacts such as increased air and water temperatures, rising water levels and increased incidence of disease in livestock. In addition, concerns regarding greenhouse gas emissions and other potential environmental impacts of livestock production have led to some consumers opting to limit or avoid consuming animal products. If such events affect our customers’ businesses, they may purchase fewer Zoetis products, and our revenues may be negatively impacted. Climate driven changes could have a material adverse impact on the financial performance of our business, and on our customers.
The impacts from climate change may also impact Zoetis’ and our suppliers’ manufacturing processes. For example, ample amounts of clean water are needed to produce our products, and the effects from climate change could result in water supply interruptions and low water quality. In addition, increased frequency of natural disasters and adverse weather conditions may disrupt our manufacturing processes or our supply chain. These disruptions may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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
Changes in U.S. laws, agreements and policies governing foreign trade in the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our operating results. A number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements. The U.S., Canada and Mexico reached an agreement to replace the North American Free Trade Agreement (NAFTA) with the United States-Mexico-Canada Agreement (USMCA), which became effective on July 1, 2020, but it
22 |

remains to be seen what the ultimate impact of the new USMCA will be on our customers. The new provisions of the USMCA, as well as any other changes to international trade agreements or policies, could harm our customers, and as a result, negatively impact our financial condition and results of operations.
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
Our business may be harmed if we are unable to retain and hire executive officers or other key personnel.
We depend on the efforts of our executive officers and certain key personnel, including research, technical, sales, marketing, manufacturing and administrative personnel. Our ability to recruit and retain such talent will depend on a number of factors, including compensation and benefits, work location and work environment. From time to time there may be shortages of skilled labor, which may make it more difficult for us to attract and retain qualified employees or lead to increased labor costs. In addition, we generally do not enter into employment agreements with our executive officers and other key personnel. If we cannot effectively recruit and retain qualified executives and employees, we may not be able to maintain or expand our operations, or our business could be otherwise adversely affected and could, at least temporarily, have a material adverse effect on our operating results and financial condition.
We may be required to write down goodwill or identifiable intangible assets.
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2021, we had goodwill of $2.7 billion and identifiable intangible assets, less accumulated amortization, of $1.5 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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
23 |

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
We may experience difficulties or delays in the development and commercialization of new products.
New products may appear promising in development but fail to reach the market within the expected or optimal timeframe, or at all. In addition, product extensions or additional indications may not be approved. Developing and commercializing new products subjects us to inherent risks and uncertainties, including (i) delayed or denied regulatory approvals, (ii) delays or challenges with producing products in accordance with regulatory requirements, on a commercial scale and at a reasonable cost; (iii) failure to accurately predict the market for new products; and (iv) efficacy and safety concerns. In addition, a failure to continue to identify and develop products, both internally and through external sources, could impact our future success. Once necessary regulatory approvals are obtained, the commercial success of any new product depends upon, among other things, its acceptance by veterinarians and end customers, and on our ability to successfully manufacture, market, and distribute products in sufficient quantities to meet actual demand. The inability to successfully bring a product to market could negatively impact our revenues and earnings.
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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2021, we had a global manufacturing network consisting of 28 manufacturing sites located in 12 countries. We also employ a network of 136 third-party CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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
•delays in receiving any required governmental authorizations or regulatory approvals, including as a result of any prolonged shutdown of the U.S. government;
•natural disasters and adverse weather conditions;
•power outages;
•criminal and terrorist activities;
•changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, shipping distributions or physical limitations; and
•the outbreak of any highly contagious diseases at or near our production sites.
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, we experienced challenges in manufacturing Apoquel when it was initially launched in 2015 that impacted our ability to meet customer demand. As a result, we had to place limits on the amounts of this product veterinarians could purchase and delayed the launch of the product in certain markets. In addition, the regulatory agency in Russia no longer accepts GMP certificates issued by outside authorities and instead requires country-specific GMP certification based on local GMP rules. As a result, we have ongoing programs at the relevant manufacturing sites to satisfy the Russia-specific GMP requirements. Our failure to achieve these necessary certifications on a timely basis or at all could impact our ability to sell our products in Russia.
24 |

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
As part of our supply network strategy, we have invested and will continue to invest in improvements to our existing manufacturing facilities and in new manufacturing plants. We are currently invested in a new plant in Suzhou, China for the research and production of vaccines in China. In addition, certain of our existing manufacturing facilities are in the process of being upgraded. These types of projects are subject to risks of delay or cost overruns inherent in any large construction project, and require licensure by various regulatory authorities. Significant cost overruns or delays in completing these projects could have an adverse effect on the Company’s return on investment.
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
25 |

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
Third parties may illegally distribute and sell counterfeit or illegally compounded versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit or illegally compounded medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Counterfeit or illegally compounded products are frequently unsafe or ineffective and can be potentially life-threatening to animals. Our reputation and business could suffer harm as a result of counterfeit or illegally compounded products which are alleged to be equivalent and/or which are sold under our brand name. We are aware of at least one pharmacy in Brazil that may be engaged in the practice of illegally compounding oclacitinib, the active pharmaceutical ingredient in our Apoquel product. We are also aware of some counterfeit versions of our Simparica product in Brazil and a field investigation is being performed. In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit, which are not properly stored or which have an expired shelf life and which have been repackaged or relabeled and which are sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting, illegally compounding or theft could have a material adverse effect on our product sales, business and results of operations.
Laws and regulations governing global trade compliance could adversely impact our business.
The OFAC and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. In addition, engaging in sales activities to foreign governments introduces additional compliance risks, including risks specific to anti-bribery regulations, including the FCPA, the U.K. Bribery Act 2010 and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations.
From time to time, we have limited business dealings in countries subject to comprehensive sanctions and sell products in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, or that any businesses that we may acquire have complied with such regulations, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows. For example, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran potentially in violation of the ITSR administered by OFAC. The sales were made by our Platinum Performance business, which we acquired in August 2019.
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
26 |

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
Our operations and reputation may be impacted if we do not comply with continually changing laws and regulations regarding data privacy.
We collect and use personal data of our customers, employees and suppliers in a variety of ways. In addition, we have been investing in data and digital capabilities and have expanded our diagnostics portfolio. As a result, we possess and process an increasing amount of personal data. Our customers, employees and suppliers expect that we will adequately protect their data.
Our collection, use, retention, storage, and sharing of personal data is subject to a variety of data privacy laws and regulations in the United States and other regions where we operate. As a global company, we are faced with the challenge of how to manage a diverse patchwork of laws, rules, regulations and industry standards, including the California Consumer Privacy Act, the EU's General Data Protection Regulation, the U.K.'s General Data Protection Regulation, the Brazilian General Data Protection Law, and China’s Personal Information Protection Law. These laws and regulations vary across countries, are complex and can be subject to significant change. For example, there are a number of legislative proposals in the EU, the U.S. (both at the federal and state levels) and other jurisdictions that could impose new obligations in areas affecting our business. Any actual or perceived failure to comply with these current and future laws could result in significant consequences for Zoetis. This includes substantial fines and penalties, regulatory investigations, and civil lawsuits with damages, all of which could have a material adverse effect on our reputation and our business. In addition, the costs associated with compliance with these legal and regulatory requirements are significant and likely to increase in the future.
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
•parallel trade in our products (importation of our products from EU countries where our products are sold at lower prices into EU countries where the products are sold at higher prices);
•compliance with a wide variety of laws and regulations, such as the FCPA and similar non-U.S. laws and regulations, including labor laws;
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
•trade restrictions and restrictions on direct investments by foreign entities, including restrictions administered by OFAC and the EU, in relation to our products or the products of farmers and other customers (e.g., restrictions on the importation of agricultural products from the EU to Russia);
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
27 |

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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2021, we generated approximately 44% of our revenue in currencies other than the U.S. dollar, principally the euro, Chinese renminbi, Brazilian real, Australian dollar, British pound and Canadian dollar. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
Some countries within emerging markets may be especially vulnerable to periods of local, regional or global economic, political or social instability or crisis. For example, our sales in certain emerging markets have suffered from extended periods of disruption due to natural disasters and adverse weather conditions. Furthermore, we have also experienced lower than expected sales in certain emerging markets due to local, regional and global restrictions on banking and commercial activities in those countries. In addition, certain emerging markets have currencies that fluctuate substantially, which may impact our financial performance. For example, in the past, our revenue in certain emerging markets in Latin America has been adversely impacted by currency fluctuations and devaluations.
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
28 |

changes in tax laws or their interpretation.
For example, in October 2021, the Organisation for Economic Co-operation and Development (OECD) announced that its members have agreed on a two-pillar approach to address the tax challenges of the digital economy. Pillar One amends profit allocation and nexus rules to grant more taxing rights to countries where consumers are located regardless of the physical presence of the business. Pillar Two introduces common global minimum tax rules across the countries participating in the OECD Inclusive Framework. Such rules, when implemented, would operate through top-up taxes and other measures if a multinational group’s income is not subject to a sufficient level of tax in a particular jurisdiction. The OECD released the Pillar Two 15% minimum effective tax rate Model Rules on December 20, 2021. The OECD/G20 Inclusive Framework will continue to develop the remaining model rules and multilateral instruments, which would then need to be enacted on a country-by-country basis, in order to ensure global adoption by 2023. These two pillars combined may represent a significant change in the international tax regime, and there is risk of an adverse impact to our effective tax rate, but the amount of such impact remains uncertain at this time.
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
29 |

rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.
Changes in patent law and practice in the U.S. and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. For instance, U.S. court decisions continue to influence changes to U.S. Patent and Trademark Office Guidelines regarding inventions in the field of products isolated from nature, biopharma and diagnostic methods which may influence future patenting strategy in these areas. Patent law reforms and new case law could result in increased costs to protect our intellectual property and/or limit our ability to adequately patent our products.
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
30 |

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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2021, we had approximately $6.65 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
•exposing us to the risk of increased interest rates as certain of our borrowings may in the future be at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the animal health industry;
•placing us at a competitive disadvantage to other, less leveraged competitors;
•impacting our effective tax rate; and
•increasing our cost of borrowing.
In addition, the instruments governing our indebtedness contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. For example, our credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio and covenants that, among other things, limit or restrict our and our subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, transact with affiliates and incur priority indebtedness. Our failure to comply with such covenants could result in an event of default, which could result in the acceleration of all our debt.
We also hold certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our senior notes due 2028 so that a portion of the interest payable on these notes is effectively variable based on the London Interbank Offered Rate (LIBOR). In November 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively, the agencies) issued a statement to encourage banks to transition away from U.S. dollar LIBOR as soon as practicable and in any event by December 31, 2021. In March 2021, the The U.K. Financial Conduct Authority and
31 |

ICE Benchmark Administration (the administrator of LIBOR) announced that British pound, euro, Swiss franc and Japanese yen LIBOR panels, as well as panels for 1-week and 2-month U.S. dollar LIBOR, will cease after December 31, 2021, with the remaining U.S. dollar LIBOR panels ceasing after June 30, 2023. The Alternative Reference Rates Committee in the United States has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to U.S dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR, however, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The discontinuance or modification of LIBOR, the introduction of alternative reference rates or other reforms to LIBOR could cause the interest rate calculated on our interest rate swap agreements associated with our senior notes due 2028 to be materially different than expected.
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
32 |

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
There may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through December 31, 2021, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $28.14 on April 15, 2014 to a high sales price of $249.27 on December 30, 2021. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section and in our 2021 Annual Report, are:
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
•the impact of the COVID-19 pandemic and related global macroeconomic conditions;
•the arrival or departure of key personnel;
•the actions of speculators and financial arbitrageurs (such as hedge funds);
33 |

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
On December 7, 2021, our Board of Directors declared the 2022 first quarter dividend of $0.325 per share to be paid on March 1, 2022, to holders of record on January 20, 2022; and on February 8, 2022, our Board of Directors declared the 2022 second quarter dividend of $0.325 per share to be paid on June 1, 2022, to holders of record on April 21, 2022. Although we currently pay a quarterly cash dividend to our common stockholders, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our common stock. We anticipate that we will retain most of our future earnings, if any, for use in the development and expansion of our business, repayment of indebtedness and for general corporate purposes. The declaration and payment of dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the U.S., impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant.
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

34 |

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 174 owned and leased properties, amounting to approximately 11.9 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.6 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network continues to be supplemented by 136 CMOs.
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
35 |

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock have been listed on the NYSE (symbol ZTS) since February 1, 2013. Prior to that time, there was no public market for our stock.
As of February 11, 2022, there were 471,970,580 shares of our common stock outstanding, held by 1,667 shareholders of record.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Purchases of Equity Securities by the Issuer
On December 12, 2018, our Board of Directors authorized a multi-year share repurchase program of up to $2.0 billion of our outstanding common stock. As of December 31, 2021, there was approximately $681 million remaining under this authorization. On December 7, 2021, our Board of Directors authorized a multi-year share repurchase program of up to $3.5 billion of our outstanding common stock.
The programs do not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act), through repurchase agreements established with several brokers.
Issuer purchases of equity securities for the three months ended December 31, 2021 were as follows:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2021	296,909	$201.33	296,406	$819,762,190
November 1 - November 30, 2021	324,175	$218.52	323,780	$749,007,056
December 1 - December 31, 2021	296,682	$230.42	294,831	$680,739,112
Total	917,766	$216.81	915,017	$680,739,112
(a)     The company repurchased 2,749 shares during the three-month period ended December 31, 2021, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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
36 |

Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the five fiscal years beginning with the close of trading on December 31, 2016 and ending December 31, 2021. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes an investment of $100 on December 31, 2016, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, were reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Zoetis Inc.	$100	$135.55	$161.91	$252.11	$317.06	$470.08
S&P 500 Index	$100	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Pharmaceuticals Index	$100	$112.57	$121.68	$140.04	$150.58	$189.36
(a)     This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Zoetis under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.
37 |

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
Our management’s discussion and analysis of financial condition and results of operations (MD&A) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. This MD&A should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The discussion in this MD&A contains forward-looking statements that involve substantial risks and uncertainties. Our objective is to also provide discussion of material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future results, which could differ materially from historical performance and from those anticipated in the forward-looking statements as a result of various factors such as those discussed in Item 1A. Risk Factors and Forward-looking statements and factors that may affect future results sections of this MD&A.
A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 16, 2021 (our “2020 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov.
Overview of our business
We are a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health technology. For 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from livestock farmers to veterinarians and pet owners.
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
We have approximately 300 product lines that we sell in over 100 countries for the prediction, prevention, detection and treatment of diseases and conditions that affect various companion animal and livestock species. The diversity of our product portfolio and our global operations provides stability to our overall business. For instance, in livestock, impacts on our revenue that may result from disease outbreaks or weather conditions in a particular market or region are often offset by increased sales in other regions from exports and other species as consumers shift to other proteins.
A summary of our 2021 performance compared with the comparable 2020 and 2019 periods follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Revenue	$7,776	$6,675	$6,260	16	7
Net income attributable to Zoetis	2,037	1,638	1,500	24	9
Adjusted net income(a)	2,240	1,844	1,755	21	5
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
•increasing pet ownership and pet owners’ commitment to the health and well-being of their pets;
•companion animals living longer;
•increasing medical treatment of companion animals; and
•advances in companion animal medicines, vaccines and diagnostics.
38 |

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
Product development initiatives
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We believe we are an industry leader in animal health R&D, with a track record of generating new products and product lifecycle innovation. The majority of our R&D programs focus on product lifecycle innovation, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. In addition to traditional medicines and vaccines, we develop products across additional categories to address the needs of veterinarians and producers to predict, prevent, detect and treat conditions in both companion animals and livestock, including products and services in diagnostics, genetics, precision animal health and digital and data analytics.
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
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In addition, consumer preferences in some markets have impacted the use of antibacterials in food producing animals. Such restrictions and consumer preferences in some cases may negatively impact sales of our antibacterial products, but in other instances may increase sales of our products that can be used as antibacterial alternatives. Our total revenue attributable to antibacterials for livestock was approximately $1.1 billion for the year ended December 31, 2021.
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
The cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products is intended to improve livestock producers’ economic outcomes. As a result, demand for our products has historically been more stable than demand for other production inputs. Similarly, industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care. Each of these factors, plus our broad and innovative portfolio, contributes to our ability to incorporate inflationary challenges into our product pricing and mitigate the impact on our results. While these factors have mitigated the impact of prior downturns in the global economy, future economic
39 |

challenges, including inflation, could increase cost sensitivity among our customers, which may result in reduced demand for our products, which could have a material adverse effect on our operating results and financial condition.
Competition
The animal health industry is highly competitive. Although our business is the largest based on revenue in the animal health industry (which includes medicines, vaccines and diagnostics), we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. In recent years, there has been an increase in consolidation in the animal health industry. There are also many start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines, vaccines and diagnostics industry in the future. We also compete with companies that produce generic products, following our products’ loss of exclusivity in a given market. For example, Draxxin currently competes with generic products in key markets including the U.S., Europe, Canada, Mexico and Australia. For more information regarding the generic competition we currently have and expect to encounter as patents on certain of our key products expire, see Item 1. Business – Intellectual Property.
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
Adverse weather conditions, natural disasters and climate change may also impact the aquaculture business. Changes in water temperatures could affect the timing of reproduction and growth of various fish species, as well as trigger the outbreak of certain waterborne diseases.
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
For further information regarding the impact of COVID-19 on the Company, see Item 1A, Risk Factors in this Annual Report on Form 10-K.
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
In 2021, we experienced isolated supply challenges for Librela, Solensia and some of our other products, resulting from strong demand as well as competition for manufacturing inputs with human health vaccine development during the pandemic. Some of these challenges are expected to continue in 2022, but are being managed by our global manufacturing network through certain supply chain optimizations, controlled launches for new products in additional markets and customer coordination.
40 |

Our manufacturing network may be unable to meet the demand for our products or we may have excess capacity if demand for our products changes. The unpredictability of a product's regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites, and shifting customer demand increase the potential for capacity imbalances.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2021, approximately 44% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2021, approximately 56% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was favorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
Our growth strategies
We seek to enhance the health of animals and to bring solutions to our customers who raise and care for them. We have a global presence in both developed and emerging markets and across eight core species. We intend to grow our business by pursuing the following core strategies:
•drive innovative growth - We seek to deliver new products and solutions as well as lifecycle innovations across the continuum of care that spans from disease prediction and prevention to detection and treatment. We are focused on innovating across vaccines, pharmaceuticals, diagnostics, genetics, biodevices, and other product segments, and across all core species. Where appropriate, we complement internal R&D programs with external innovations;
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
•cultivate a high-performing organization - We view the strength of our leadership team and our talented colleagues around the world as a critical component of our past and future success. We are committed to continuing to be a company our colleagues can be proud of and to attracting, retaining and developing the best, most diverse talent in the industry. We are further committed to sustaining a diverse, equitable and inclusive work environment for our colleagues; and
•champion a healthier, more sustainable future - As the world’s leading animal health company, our business purpose is well aligned with our social purpose. We strive to make a meaningful difference in society through the three pillars of our sustainability approach: (1) by caring and collaborating with our customers, colleagues, and communities, and the animals that depend on them by improving access to care for animals, by creating a diverse, equitable, and inclusive work environment, and by supporting the veterinary profession; (2) by leveraging our innovation capabilities to develop solutions that improve productivity, keep animals healthy, and fight emerging infectious diseases; and (3) by taking actions to protect our planet that reduce our footprint on the environment.
Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for operations outside the U.S., for which the financial information is included in our consolidated financial statements for the fiscal year ended November 30 for each year presented.
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines, vaccines and diagnostic products and services used to treat and protect companion animals and livestock. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2021, our two top-selling products, Apoquel and Simparica/Simparica Trio, each contributed approximately 10% of our revenue, and combined with our next three top-selling products, Revolution/Revolution Plus/Stronghold, Cytopoint and the ceftiofur line, these five contributed approximately 33% of our revenue. Our ten top-selling product lines contributed 47% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2021, see Item 1. Business—Products.
Costs and expenses
Costs of sales consist primarily of cost of materials, facilities and other infrastructure used to manufacture our medicine and vaccine products, as well as costs to operate our reference labs and royalty expenses associated with the intellectual property of our products, when relevant.
Selling, general and administrative (SG&A) expenses consist of, among other things, the internal and external costs of marketing, promotion, advertising and shipping and handling as well as certain costs related to business technology, facilities, legal, finance, human resources, business development, public affairs and procurement.
41 |

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
Other (income)/deductions—net consists of various items, primarily net (gains)/losses on asset disposals, interest income, royalty-related income, foreign exchange translation (gains)/losses and certain asset impairment charges.
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
42 |

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
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. Impairments of identifiable intangible assets other than goodwill, are recorded in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable. We did not have any significant intangible asset impairment charges for the years ended December 31, 2021, 2020 and 2019.
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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets (approximately $88 million as of December 31, 2021). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
For a description of our accounting policy, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses purchased and is assigned to reporting units. We test goodwill for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or by performing a periodic quantitative assessment.
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
We test goodwill for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or by performing a periodic quantitative assessment. In 2021 and 2020, we performed a periodic quantitative impairment assessment as of September 30, 2021 and 2020, respectively, which did not result in the impairment of goodwill associated with any of our reporting units.
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
43 |

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
44 |

Analysis of the Consolidated Statements of Income
The following discussion and analysis of our Consolidated Statements of Income should be read along with our consolidated financial statements, and the notes thereto.

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Revenue	$7,776	$6,675	$6,260	16	7
Costs and expenses:
Cost of sales(a)	2,303	2,057	1,992	12	3
% of revenue	30%	31%	32%
Selling, general and administrative expenses(a)	2,001	1,726	1,638	16	5
% of revenue	26%	26%	26%
Research and development expenses(a)	508	463	457	10	1
% of revenue	7%	7%	7%
Amortization of intangible assets(a)	161	160	155	1	3
Restructuring charges and certain acquisition-related costs	43	25	51	72	(51)
Interest expense, net of capitalized interest	224	231	223	(3)	4
Other (income)/deductions—net	48	17	(57)	182	*
Income before provision for taxes on income	2,488	1,996	1,801	25	11
% of revenue	32%	30%	29%
Provision for taxes on income	454	360	301	26	20
Effective tax rate	18.2%	18.0%	16.7%
Net income before allocation to noncontrolling interests	2,034	1,636	1,500	24	9
Less: Net loss attributable to noncontrolling interests	(3)	(2)	—	*	*
Net income attributable to Zoetis	$2,037	$1,638	$1,500	24	9
% of revenue	26%	25%	24%
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
Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
U.S.	$4,042	$3,557	$3,203	14	11
International	3,652	3,035	2,972	20	2
Total operating segments	7,694	6,592	6,175	17	7
Contract manufacturing & human health	82	83	85	(1)	(2)
Total Revenue	$7,776	$6,675	$6,260	16	7
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Companion animal	$4,689	$3,652	$3,145	28	16
Livestock	3,005	2,940	3,030	2	(3)
Contract manufacturing & human health	82	83	85	(1)	(2)
Total Revenue	$7,776	$6,675	$6,260	16	7
2021 vs. 2020
Total revenue increased by $1,101 million, or 16%, in 2021 compared with 2020 reflecting operational revenue growth of $1,002 million, or 15%. Operational revenue growth was primarily due to the following:
•volume growth from in-line products, including key dermatology products, of approximately 9%;
•volume growth from new products of approximately 5%; and
•price growth of approximately 1%.
Foreign exchange increased our reported revenue growth by approximately 1%.
45 |

Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Cost of sales	$2,303	$2,057	$1,992	12	3
% of revenue	30%	31%	32%
2021 vs. 2020
Cost of sales as a percentage of revenue decreased from 31% to 30% in 2021 compared with 2020, primarily as a result of:
•favorable product mix;
•lower inventory obsolescence, scrap and other charges;
•favorable foreign exchange; and
•price increases,
partially offset by:
•higher freight and import costs; and
•unfavorable manufacturing and other costs.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Selling, general and administrative expenses	$2,001	$1,726	$1,638	16	5
% of revenue	26%	26%	26%
2021 vs. 2020
SG&A expenses increased $275 million, or 16%, in 2021 compared with 2020, primarily as a result of:
•an increase in certain compensation-related costs;
•an increase in investments to support revenue growth;
•higher freight and logistics costs;
•higher charitable contributions; and
•unfavorable foreign exchange,
partially offset by:
•the reduced impact of purchase accounting adjustments and certain significant items.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Research and development expenses	$508	$463	$457	10	1
% of revenue	7%	7%	7%
2021 vs. 2020
R&D expenses increased $45 million, or 10%, in 2021 compared with 2020, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•increased spending driven by project investments; and
•unfavorable foreign exchange.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Amortization of intangible assets	$161	$160	$155	1	3
2021 vs. 2020
Amortization of intangible assets increased $1 million, or 1%, in 2021 compared with 2020, primarily as a result of certain intangible assets acquired during 2021 and 2020.
46 |

Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Restructuring charges and certain acquisition-related costs	$43	$25	$51	72	(51)
2021 vs. 2020
Restructuring charges and certain acquisition-related costs increased by $18 million in 2021 compared with 2020. Restructuring charges and certain acquisition-related costs in 2021 primarily consisted of employee termination costs associated with the realignment of our international operations and other costs associated with cost-reduction and productivity initiatives, asset impairment charges related to the consolidation of manufacturing sites in China and integration costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in 2020 consisted of integration costs related to acquisitions, restructuring charges related to CEO transition-related costs and employee termination costs related to other cost-reduction and productivity initiatives.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Interest expense, net of capitalized interest	$224	$231	$223	(3)	4
2021 vs. 2020
Interest expense, net of capitalized interest, decreased by $7 million, or 3%, in 2021 compared with 2020, primarily as a result of the redemption of $500 million aggregate principal amount of our senior notes in October 2020, as well as the redemption of our $300 million aggregate principal amount of our 2018 floating rate senior notes and the $300 million aggregate principal amount of our 2018 senior notes in August 2021, partially offset by the issuance of $1.25 billion aggregate principal amount of our senior notes in May 2020 and lower gains on cross-currency interest rate swaps as compared to the prior year.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Other (income)/deductions—net	$48	$17	$(57)	*	*
* Calculation not meaningful.
2021 vs. 2020
The change in Other (income)/deductions—net is primarily as a result of a net gain in 2020 related to a cash payment received pursuant to an agreement related to the 2016 sale of a certain U.S. manufacturing site, as well as higher foreign currency losses and lower interest income in the current year, partially offset by an impairment of an equity investment in the prior year.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Provision for taxes on income	$454	$360	$301	26	20
Effective tax rate	18.2%	18.0%	16.7%
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
2021 vs. 2020
The higher effective tax rate in 2021 compared with 2020 is primarily due to the following components:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items. In addition, 2021 includes a tax benefit related to foreign-derived intangible income;
•a $6 million and $19 million discrete tax benefit recorded in 2021 and 2020, respectively, related to changes in various other tax items;
•a $7 million discrete tax benefit recorded in 2020 related to a remeasurement of deferred tax assets and liabilities resulting from the integration of acquired businesses;
•a $1 million discrete tax expense and a $4 million discrete tax benefit recorded in 2021 and 2020, respectively, related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates; and
•a $24 million and $29 million discrete tax benefit recorded in 2021 and 2020, respectively, related to the excess tax benefits for share-based payments, partially offset by:
•a $5 million discrete tax expense recorded in 2020 related to changes in valuation allowances; and
47 |

•an $8 million and $4 million discrete tax benefit recorded in 2021 and 2020, respectively, related to the effective settlement of certain issues with tax authorities.
Operating Segment Results
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
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

				% Change
				21/20			20/19
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2021	2020	2019	Total	Exchange	Operational	Total	Exchange	Operational
U.S.
Companion animal	$2,990	$2,391	$1,984	25	—	25	21	—	21
Livestock	1,052	1,166	1,219	(10)	—	(10)	(4)	—	(4)
	4,042	3,557	3,203	14	—	14	11	—	11
International
Companion animal	1,699	1,261	1,161	35	5	30	9	(3)	12
Livestock	1,953	1,774	1,811	10	2	8	(2)	(5)	3
	3,652	3,035	2,972	20	3	17	2	(5)	7
Total
Companion animal	4,689	3,652	3,145	28	1	27	16	(1)	17
Livestock	3,005	2,940	3,030	2	1	1	(3)	(3)	—
Contract manufacturing & human health	82	83	85	(1)	—	(1)	(2)	1	(3)
	$7,776	$6,675	$6,260	16	1	15	7	(2)	9
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				21/20			20/19
					Related to			Related to
	Year Ended December 31,				Foreign			Foreign
(MILLIONS OF DOLLARS)	2021	2020	2019	Total	Exchange	Operational	Total	Exchange	Operational
U.S.	$2,569	$2,239	$2,005	15	—	15	12	—	12
International	1,948	1,547	1,487	26	5	21	4	(5)	9
Total reportable segments	4,517	3,786	3,492	19	2	17	8	(3)	11
Other business activities	(406)	(372)	(348)	9			7
Reconciling Items:
Corporate	(1,052)	(879)	(755)	20			16
Purchase accounting adjustments	(175)	(198)	(234)	(12)			(15)
Acquisition-related costs	(12)	(18)	(43)	(33)			(58)
Certain significant items	(73)	(43)	(67)	70			(36)
Other unallocated	(311)	(280)	(244)	11			15
Income before income taxes	$2,488	$1,996	$1,801	25			11
* Calculation not meaningful.
48 |

2021 vs. 2020
U.S. operating segment
U.S. segment revenue increased by $485 million, or 14%, in 2021 compared with 2020, of which $599 million resulted from growth in companion animal products, offset by a $114 million decline in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides including Simparica Trio, as well as the ProHeart and Revolution/Stronghold franchises. In-line product growth benefited from increased sales of our key dermatology portfolio, vaccines and diagnostics products.
•Livestock revenue declined due to cattle, poultry and swine. Cattle product sales declined as a result of increased generic competition and challenges in the beef and dairy end-markets due to rising input costs. The poultry portfolio declined as a result of the expanded use of lower cost alternatives and smaller flock sizes reducing disease pressure, as well as generic competition. The decline in swine product sales was primarily due to pricing pressures on our anti-infective and vaccine portfolio and a non-recurring government purchase in the prior year.
U.S. segment earnings increased by $330 million, or 15%, in 2021 compared with 2020, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $617 million, or 20%, in 2021 compared with 2020. Operational revenue growth was $519 million, or 17%, reflecting growth of $383 million in companion animal products and $136 million in livestock products.
•Companion animal operational revenue growth resulted primarily from increased sales of our parasiticide products including the Simparica/Simparica Trio and Revolution/Stronghold franchises. Also contributing to growth were our key dermatology portfolio, vaccine products, the recent launches of our mAb therapies, Librela and Solensia, and diagnostics products. Growth across the broader in-line portfolio benefited from increased pet ownership and standards of care.
•Livestock operational revenue growth was primarily driven by increased sales in cattle, swine and fish. Growth in cattle product sales was mainly due to the effect of marketing campaigns, key account penetration and favorable export market conditions in Brazil and favorable conditions in other emerging markets. Sales of swine products grew as a result of expanding pork production in the wake of African Swine Fever in China in the first half of the year. Fish growth was due to an increase in sales of the Alpha Flux sea lice treatment product, an increase in vaccine sales in key salmon markets and the 2020 acquisition of Fish Vet Group.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by approximately $98 million, or 3%, primarily driven by the euro, Chinese yuan, Australian dollar and Canadian dollar, partially offset by the Brazilian real and Argentinian peso.
International segment earnings increased by $401 million, or 26%, in 2021 compared with 2020. Operational earnings growth was $324 million, or 21%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
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
2021 vs. 2020
Other business activities net loss increased by $34 million, or 9%, in 2021 compared with 2020, reflecting an increase in R&D costs due to an increase in compensation-related costs, an increase in project investments and unfavorable foreign exchange.
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
2021 vs. 2020
Corporate expenses increased by $173 million, or 20%, in 2021 compared with 2020, primarily due to increases in certain compensation-related costs, investments in information technology, charitable contributions and unfavorable foreign exchange. Lower interest income was offset by lower interest expense.
49 |

Other unallocated expenses increased by $31 million, or 11%, in 2021 compared with 2020, primarily due to higher manufacturing costs, higher freight charges and unfavorable foreign exchange, partially offset by lower inventory obsolescence, scrap and other charges.
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
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with the acquisition of Abaxis (acquired in July 2018), the Pharmaq business (acquired in November 2015), certain assets of Abbott Animal Health (acquired in February 2015), King Animal Health (acquired in 2011), Fort Dodge Animal Health (acquired in 2009), and Pharmacia Animal Health business (acquired in 2003), include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; costs related to our CEO transition in fiscal 2020; or charges related to legal matters. See Notes to Consolidated Financial Statements— Note 18. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
50 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
GAAP reported net income attributable to Zoetis	$2,037	$1,638	$1,500	24	9
Purchase accounting adjustments—net of tax	136	142	156	(4)	(9)
Acquisition-related costs—net of tax	10	19	36	(47)	(47)
Certain significant items—net of tax	57	45	63	27	(29)
Non-GAAP adjusted net income(a)	$2,240	$1,844	$1,755	21	5
* Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income is 18.6%, 18.3% and 18.2% in 2021, 2020 and 2019, respectively.
The higher effective tax rate for 2021, compared with 2020, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items. In addition, 2021 includes a tax benefit related to foreign-derived intangible income, (ii) a $7 million and $20 million net discrete tax benefit recorded in 2021 and 2020, respectively, related to changes in other tax items, (iii) a $24 million and $29 million discrete tax benefit recorded in 2021 and 2020, respectively, related to the excess tax benefits for share-based payments, and (iv) a $1 million discrete tax expense and a $3 million discrete tax benefit recorded in 2021 and 2020, respectively, related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates, partially offset by an $8 million and $4 million net discrete tax benefit recorded in 2021 and 2020, respectively, related to the effective settlement of certain issues with tax authorities.
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
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2021	2020	2019	21/20	20/19
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$4.27	$3.42	$3.11	25	10
Purchase accounting adjustments—net of tax	0.29	0.30	0.32	(3)	(6)
Acquisition-related costs—net of tax	0.02	0.04	0.08	(50)	(50)
Certain significant items—net of tax	0.12	0.09	0.13	33	(31)
Non-GAAP adjusted EPS—diluted	$4.70	$3.85	$3.64	22	6
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Interest expense, net of capitalized interest	$224	$231	$223
Interest income	(6)	(12)	(37)
Income taxes	511	413	390
Depreciation	236	202	166
Amortization	37	40	27
51 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Purchase accounting adjustments:
Amortization and depreciation(a)	$175	$198	$234
Total purchase accounting adjustments—pre-tax	175	198	234
Income taxes(b)	39	56	78
Total purchase accounting adjustments—net of tax	136	142	156
Acquisition-related costs:
Integration costs	10	17	18
Restructuring costs(c)	2	1	25
Total acquisition-related costs—pre-tax	12	18	43
Income taxes(b)	2	(1)	7
Total acquisition-related costs—net of tax	10	19	36
Certain significant items:
Operational efficiency initiative(d)	—	(18)	(20)
Supply network strategy(e)	3	4	7
Other restructuring charges and cost-reduction/productivity initiatives(f)	21	7	8
Certain asset impairment charges(g)	46	37	—
Net loss on sale of assets(h)	3	—	—
Other(i)	—	13	72
Total certain significant items—pre-tax	73	43	67
Income taxes(b)	16	(2)	4
Total certain significant items—net of tax	57	45	63
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$203	$206	$255
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
    Income taxes in Purchase accounting adjustments also includes:
•For 2021, tax benefits related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates.
•For 2020, a tax benefit related to a remeasurement of deferred tax assets and liabilities resulting from the integration of acquired businesses and changes in statutory tax rates.
•For 2019, tax benefits related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates and an adjustment related to a change in tax basis.
    Income taxes in Acquisition-related costs also includes:
•For 2020, a tax expense related to a remeasurement of deferred tax assets and liabilities resulting from the integration of acquired businesses.
    Income taxes in Certain significant items also includes:
•For 2020, a tax expense related to changes in valuation allowances related to impairments of acquired assets.
(c)    Primarily represents employee and lease termination costs related to the 2018 acquisition of Abaxis.
(d)    For 2020 and 2019, represents net gain resulting from payments received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(e)    Primarily represents product transfer costs related to cost-reduction and productivity initiatives, included in Cost of sales.
(f)    For 2021, primarily represents employee termination costs associated with the realignment of our international operations and other costs associated with cost-reduction and productivity initiatives. For 2020 and 2019, represents employee termination costs incurred as a result of the CEO transition.
(g)    For 2021, primarily represents asset impairment charges related to:
•Developed technology rights and trademarks in our dairy cattle, diagnostics and aquatic health businesses, included in Other (income)/deductions-net;
•The consolidation of manufacturing sites in China, included in Restructuring charges and certain acquisition related costs; and
•Property, plant and equipment and inventory related to a dairy product termination included in Other (income)/deductions-net and Cost of sales.
For 2020, primarily represents asset impairment charges related to:
•Developed technology rights in our precision animal health and aquatic health businesses, included in Other (income)/deductions-net;
•Inventory in our precision animal health business, included in Cost of sales; and
•Property, plant and equipment in our precision animal health business, included in Other (income)/deductions-net.
(h)    Represents a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
(i)    For 2020, primarily represents CEO transition-related costs. For 2019, primarily represents a change in estimate related to inventory costing and CEO transition-related costs.
52 |

The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Cost of sales:
Purchase accounting adjustments	$6	$8	$24
Inventory write-offs	2	15	—
Consulting fees	—	4	7
Other	6	—	70
Total Cost of sales	14	27	101

Selling, general & administrative expenses:
Purchase accounting adjustments	30	54	72
Other	—	13	2
Total Selling, general & administrative expenses	30	67	74

Research & development expenses:
Purchase accounting adjustments	1	1	2
Total Research & development expenses	1	1	2

Amortization of intangible assets:
Purchase accounting adjustments	138	135	136
Total Amortization of intangible assets	138	135	136

Restructuring charges and certain acquisition-related costs:
Integration costs	10	17	18
Employee termination costs	17	8	33
Asset impairments	13	—	—
Exit costs	3	—	—
Total Restructuring charges and certain acquisition-related costs	43	25	51

Other (income)/deductions—net:
Net loss/(gain) on sale of assets	3	(18)	(20)
Asset impairments	31	22	—
Total Other (income)/deductions—net	34	4	(20)

Provision for taxes on income	57	53	89

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$203	$206	$255
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
Analysis of the Consolidated Balance Sheets
December 31, 2021 vs. December 31, 2020
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased primarily as a result of higher net sales in the period and the timing of customer payments, partially offset by the impact of foreign exchange and rebate credits issued to customers.
Inventories increased primarily as a result of the build-up of certain products for increased demand and new product launches, partially offset by higher sales than anticipated for certain products. See Notes to Consolidated Financial Statements - Note 11. Inventories.
Other current assets increased primarily due to the mark-to-market adjustment of derivative instruments and higher prepaid expenses, partially offset by the timing of income tax payments.
Property, plant and equipment less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense. See Notes to Consolidated Financial Statements - Note 12. Property, Plant and Equipment
53 |

The decreases in Operating lease right of use assets and Operating lease liabilities reflect lease amortization and payments, partially offset by assets acquired through new lease obligations. See Notes to Consolidated Financial Statements - Note 10. Leases.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense, the impairment of certain intangible assets and the impact of foreign exchange, partially offset by intangible asset additions from acquisitions. See Notes to Consolidated Financial Statements - Note 13. Goodwill and Other Intangible Assets.
Dividends payable increased as a result of an increase in the dividend rate for the first quarter 2022 dividend, which was declared on December 7, 2021.
Accrued expenses increased primarily as a result of accrued contract rebates, accrued third-party inventory and other accrued expenses.
Accrued compensation and related items increased primarily due to the accrual of 2021 annual incentive bonuses and a higher sales incentive bonus accrual, as well as the reclassification of FICA payroll taxes to be paid in 2022 under the CARES Act from Other noncurrent liabilities, partially offset by the payment of the 2020 annual incentive bonuses.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments, the tax impact of various acquisitions, the impact of the remeasurement of deferred tax assets and liabilities as a result of changes in tax rates.
Other current liabilities and Other noncurrent liabilities decreased primarily due to the mark-to-market adjustment of derivative instruments, the reclassification of FICA payroll taxes to be paid in 2022 under the CARES Act to Accrued compensation and related items and decreases in accrued pension benefits and deferred compensation related to net investment activity.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity and Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Analysis of the Consolidated Statements of Cash Flows

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2021	2020	2019	21/20	20/19
Net cash provided by (used in):
Operating activities	$2,213	$2,126	$1,795	4	18
Investing activities	(458)	(572)	(504)	(20)	13
Financing activities	(1,862)	123	(951)	*	*
Effect of exchange-rate changes on cash and cash equivalents	(12)	(7)	(8)	71	(13)
Net (decrease)/increase in cash and cash equivalents	$(119)	$1,670	$332	*	*
*    Calculation not meaningful.
Operating activities
2021 vs. 2020
Net cash provided by operating activities was $2,213 million in 2021 compared with $2,126 million in 2020. The increase in operating cash flows was primarily attributable to higher cash earnings, partially offset by timing of receipts and payments in the ordinary course of business.
Investing activities
2021 vs. 2020
Net cash used in investing activities was $458 million in 2021 compared with $572 million in 2020. The net cash used in investing activities for 2021 was primarily attributable to capital expenditures, acquisitions and purchase of investments, partially offset by proceeds from cross-currency interest rate swaps. The net cash used in investing activities for 2020 was primarily due to capital expenditures, acquisitions and net payments for cross-currency interest rate swaps, partially offset by proceeds from the sale of assets, including a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
Financing activities
2021 vs. 2020
Net cash used in financing activities was $1,862 million in 2021 compared with net cash provided by financing activities of $123 million in 2020. The net cash used in financing activities for 2021 was primarily attributable to the purchase of treasury shares, the repayment of the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash provided by financing activities for 2020 was primarily attributable to the proceeds received from the issuance of senior notes in May 2020 and net proceeds in connection with the issuance of common stock under our equity incentive plan, partially offset by the payment of dividends and the purchase of treasury shares.
54 |

Analysis of financial condition, liquidity and capital resources
While we believe our cash and cash equivalents on hand, our operating cash flows and our existing financing arrangements will be sufficient to support our cash needs for the next twelve months and beyond, this may be subject to the environment in which we operate. Risks to our meeting future funding requirements include global economic conditions described in the following paragraph.
Global financial markets may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. While we do not anticipate it, there can be no assurance that a challenging economic environment or an economic downturn will not impact our liquidity or our ability to obtain future financing.
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,	December 31,
(MILLIONS OF DOLLARS)	2021	2020
Cash and cash equivalents	$3,485	$3,604
Accounts receivable, net(a)	1,133	1,013
Short-term borrowings	—	4
Current portion of long-term debt	—	600
Long-term debt	6,592	6,595
Working capital	5,133	4,441
Ratio of current assets to current liabilities	3.86:1	3.05:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the years ended December 31, 2021 and 2020, the number of days that accounts receivables were outstanding have remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of December 31, 2021 and December 31, 2020. There were no amounts drawn under the credit facility as of December 31, 2021 or December 31, 2020.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2021, we had access to $63 million of lines of credit which expire at various times through 2022, and are generally renewed annually. We had no borrowings outstanding related to these facilities as of December 31, 2021 and $4 million borrowings outstanding as of December 31, 2020.
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
55 |

Contractual obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include long-term debt, including interest obligations, purchase obligations, operating lease commitments, other liabilities, benefit plan obligations and uncertain tax positions. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments, Note 18. Commitments and Contingencies, Note 10. Leases, Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives, Note 14. Benefit Plans and Note 8. Tax Matters for further information on material cash requirements from known contractual and other obligations.
Debt securities
On August 20, 2021, we redeemed, upon maturity, the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021.
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020 and the remainder is being used for general corporate purposes.
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
56 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

Commercial
	Paper	Long-term Debt		Date of
Name of Rating Agency	Rating	Rating	Outlook	Last Action
Moody’s	P-2	Baa1	Stable	August 2017
S&P	A-2	BBB	Stable	December 2016
Pension obligations
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the separation from Pfizer, Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2021, the remaining payments due to Pfizer (approximately $4 million in the aggregate) are to be paid over the next year.
As part of the separation from Pfizer, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of approximately $5 million to these plans in 2022.
As of December 31, 2021, the supplemental savings plan liability was approximately $51 million.
For additional information, see Notes to Consolidated Financial Statements— Note 14. Benefit Plans.
Share repurchase program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of December 31, 2021, there was approximately $681 million remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program. During 2021, approximately 4.0 million shares were repurchased.
In December 2021, the company's Board of Directors authorized a $3.5 billion share repurchase program.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2021 and December 31, 2020, recorded amounts for the estimated fair value of these indemnifications are not significant.
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
In particular, forward-looking statements include statements relating to the impact of the COVID-19 global pandemic and any recovery therefrom on our business, our 2022 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates and tax regimes and any changes thereto, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results, future plans and projected results are the following:
•the impact of the COVID-19 global pandemic on our business, supply chain, customers and workforce;
•unanticipated safety, quality or efficacy concerns or issues with any of our products;
•failure of our R&D, acquisition and licensing efforts to generate new products and product lifecycle innovations;
•the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;
•disruptive innovations and advances in medical practices and technologies;
•difficulties or delays in the development or commercialization of new products;
•consolidation of our customers or distributors;
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
•adverse global economic conditions, including inflation;
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
•quarterly fluctuations in demand or costs;
•governmental laws and regulations affecting domestic and foreign operations, including without limitation, tax obligations and changes affecting the tax treatment by the United States of income earned outside the United States that may result from pending or possible future proposals;
•governmental laws and regulations affecting our interactions with veterinary healthcare providers; and
•the other factors set forth under "Risk Factors" in Item 1A of Part I of this 2021 Annual Report.
In addition, there may also be other risks that we are unable to predict at this time. These risks or uncertainties may cause actual results to differ materially from past results and those anticipated, estimated, implied or projected. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its impact on the global economy and our business. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the above to be a complete discussion of all potential risks or uncertainties.
58 |

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
A significant portion of our revenue and costs are exposed to changes in foreign exchange rates. In addition, our outstanding borrowings may be subject to risk from changes in interest rates and foreign exchange rates. The overall objective of our financial risk management program is to seek to manage the impact of foreign exchange rate movements and interest rate movements on our earnings. We manage these financial exposures through operational means and by using certain financial instruments. These practices may change as economic conditions change.
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
We use cross-currency swap contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. These cross-currency swap contracts serve to offset the foreign currency translation risk from certain of our foreign operations.
Our cross-currency swap contracts at December 31, 2021 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the amount recorded in cumulative translation adjustment (CTA) within Accumulated other comprehensive loss related to our net investment hedge would increase or decrease by approximately $86 million. The change in value recorded to CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations but are not designated as hedges.
Our forward-exchange contracts at December 31, 2021 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the fair value of these contracts would decrease or increase by $2 million. The foreign currency gains and losses on the assets and liabilities are recorded in Other income (deductions)-net. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of December 31, 2021, because we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% Senior Notes due 2028 and our 2.00% Senior Notes due 2030, a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR or SOFR. At December 31, 2021, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility.
By entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR and SOFR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of December 31, 2021, if LIBOR or SOFR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $3 million, as it relates to our fixed to floating interest rate swap agreements. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments.
In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. A 100-basis point change in LIBOR or SOFR-based interest rates would have resulted in an increase or (decrease) in the fair value of our forward-starting interest rate swaps by $47 million and $(53) million, respectively at December 31, 2021.
At December 31, 2021, our cash equivalents were primarily invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate.
59 |

Item 8. Financial Statements and Supplementary Data.

60 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 3 and 8D in the consolidated financial statements, the Company’s tax positions are subject to examination by local taxing authorities in each respective tax jurisdiction, and the resolution of such examinations may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. The Company accounts for income tax contingencies using a benefit recognition model. If a tax position is more likely than not (more than a 50% likelihood) to be sustained upon examination, based solely on the technical merits of the position, a benefit is recognized. As of December 31, 2021, the Company has recorded gross unrecognized tax benefits of $189 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process. This included controls related to (a) interpretation of relevant tax law, (b) evaluation of which of the Company’s tax positions may not be sustained upon examination, and (c) estimation of the gross unrecognized tax benefits. We involved tax professionals, with specialized skills and knowledge, who assisted in:
–evaluating the Company’s interpretation of relevant tax laws and the potential impact on the unrecognized tax benefits by developing an independent assessment of the tax position’s more likely than not to be sustained under examination determination as well as the estimate of the amount of the gross unrecognized tax benefit, if any, based on our understanding and interpretation of tax laws,
–reading and evaluating the tax opinion, and
–assessing the Company’s transfer pricing policies for compliance with applicable laws and regulations.
61 |

Deductions from revenue related to the rebates accrual for the U.S. segment
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates as a deduction from revenue when the related revenue is recognized. Included in the rebates accrual are estimated revenue deductions for future payments to distributors, clinics, veterinarians and pet owners under various programs offered by the Company. The volume of varied rebate programs offered, each with varying terms and conditions covering how the rebate is measured and earned, requires the Company to estimate the accrual using a number of inputs from multiple sources. Accruals for deductions from revenue are recorded as either a reduction in accounts receivable or within accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in accounts receivable as of December 31, 2021 are approximately $216 million and accruals for deductions from revenue included in accrued expenses are approximately $312 million. These amounts include rebate accruals for both the U.S. and international segments.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebate accrual process for the U.S. segment. This included controls related to the identification of revenue transactions subject to a rebate and the relevance and reliability of information used in the estimated rebates accrual. We identified and considered the relevance, reliability and sufficiency of sources of data used by the Company in developing the estimate. We tested the estimate of the rebates accrual for a sample of U.S. programs, using a combination of Company internal data, historical information, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company. We evaluated the historical accuracy of the Company’s U.S. rebates accrual by comparing the previously recorded accrual as of December 31, 2020 to the actual amount that ultimately was paid by the Company during 2021.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Short Hills, New Jersey
February 15, 2022

62 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 15, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 15, 2022
63 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2021	2020	2019
Revenue	$7,776	$6,675	$6,260
Costs and expenses:
Cost of sales(a)	2,303	2,057	1,992
Selling, general and administrative expenses(a)	2,001	1,726	1,638
Research and development expenses(a)	508	463	457
Amortization of intangible assets	161	160	155
Restructuring charges and certain acquisition-related costs	43	25	51
Interest expense, net of capitalized interest	224	231	223
Other (income)/deductions––net	48	17	(57)
Income before provision for taxes on income	2,488	1,996	1,801
Provision for taxes on income	454	360	301
Net income before allocation to noncontrolling interests	2,034	1,636	1,500
Less: Net loss attributable to noncontrolling interests	(3)	(2)	—
Net income attributable to Zoetis Inc.	$2,037	$1,638	$1,500
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$4.29	$3.44	$3.14
Diluted	$4.27	$3.42	$3.11
Weighted-average common shares outstanding:
Basic	474.348	475.502	478.128
Diluted	476.717	478.569	481.787
Dividends declared per common share	$1.075	$0.850	$0.692
(a)    Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

64 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Net income before allocation to noncontrolling interests	$2,034	$1,636	$1,500
Other comprehensive loss, net of tax and reclassification adjustments:
Unrealized gains/(losses) on derivatives for cash flow hedges, net(a)	19	(15)	4
Unrealized gains/(losses) on derivatives for net investment hedges, net(a)	42	(58)	12
Foreign currency translation adjustments, net	(101)	69	(104)
Benefit plans: Actuarial gain/(loss), net(a)	6	—	(9)
Total other comprehensive loss, net of tax	(34)	(4)	(97)
Comprehensive income before allocation to noncontrolling interests	2,000	1,632	1,403
Comprehensive loss attributable to noncontrolling interests	(3)	(2)	—
Comprehensive income attributable to Zoetis Inc.	$2,003	$1,634	$1,403
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

65 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2021	2020
Assets
Cash and cash equivalents(a)	$3,485	$3,604
Accounts receivable, less allowance for doubtful accounts of $17 in 2021 and $20 in 2020	1,133	1,013
Inventories	1,923	1,628
Other current assets	389	366
Total current assets	6,930	6,611
Property, plant and equipment, less accumulated depreciation of $2,072 in 2021 and $1,952 in 2020	2,422	2,202
Operating lease right of use assets	181	192
Goodwill	2,682	2,694
Identifiable intangible assets, less accumulated amortization	1,474	1,710
Noncurrent deferred tax assets	100	94
Other noncurrent assets	111	106
Total assets	$13,900	$13,609

Liabilities and Equity
Short-term borrowings	$—	$4
Current portion of long-term debt	—	600
Accounts payable	436	457
Dividends payable	154	119
Accrued expenses	710	556
Accrued compensation and related items	392	295
Income taxes payable	38	46
Other current liabilities	67	93
Total current liabilities	1,797	2,170
Long-term debt, net of discount and issuance costs	6,592	6,595
Noncurrent deferred tax liabilities	320	378
Operating lease liabilities	151	163
Other taxes payable	257	260
Other noncurrent liabilities	239	270
Total liabilities	9,356	9,836
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 472,574,090 and 475,317,751 shares outstanding at December 31, 2021 and 2020, respectively	5	5
Treasury stock, at cost, 29,317,153 and 26,573,492 shares of common stock at December 31, 2021 and 2020, respectively	(2,952)	(2,230)
Additional paid-in capital	1,068	1,065
Retained earnings	7,186	5,659
Accumulated other comprehensive loss	(764)	(730)
Total Zoetis Inc. equity	4,543	3,769
Equity attributable to noncontrolling interests	1	4
Total equity	4,544	3,773
Total liabilities and equity	$13,900	$13,609
(a)    As of December 31, 2021 and 2020, includes $3 million and $2 million, respectively, of restricted cash.
66 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

		Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
(MILLIONS OF DOLLARS, EXCEPT SHARE DATA)	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2018	501.9	$5	22.3	$(1,487)	$1,026	$3,270	$(629)	$—	$2,185
Net income	—	—	—	—	—	1,500	—	—	1,500
Other comprehensive loss	—	—	—	—	—	—	(97)	—	(97)
Share-based compensation awards(a)	—	—	(1.8)	71	15	(13)	—	—	73
Treasury stock acquired(b)	—	—	5.8	(626)	—	—	—	—	(626)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(330)	—	—	(330)
Balance, December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708
Net income/(loss)	—	—	—	—	—	1,638	—	(2)	1,636
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Consolidation of a noncontrolling interest(d)	—	—	—	—	—	—	—	6	6
Share-based compensation awards(a)	—	—	(1.6)	62	18	(2)	—	—	78
Treasury stock acquired(b)	—	—	1.8	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—		3	—	—	—	3
Dividends declared	—	—	—		—	(404)	—	—	(404)
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income/(loss)	—	—	—	—	—	2,037	—	(3)	2,034
Other comprehensive loss	—	—	—	—	—	—	(34)	—	(34)
Share-based compensation awards(a)	—	—	(1.3)	21	—	(1)	—	—	20
Treasury stock acquired(b)	—	—	4.0	(743)	—	—	—	—	(743)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(509)	—	—	(509)
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Shares may not add due to rounding.
(a)    Includes the issuance of shares of Zoetis Inc. common stock and the reacquisition of shares of treasury stock associated with exercises of employee share-based awards. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information, see Note 15. Share-based Payments and Note 16. Stockholders' Equity.
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program. For additional information, see Note 16. Stockholders' Equity.
(c)    Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 14. Benefit Plans.
(d)    Represents the consolidation of a research and development arrangement with a Belgian company, a variable interest entity of which Zoetis is the primary beneficiary.

67 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Operating Activities
Net income before allocation to noncontrolling interests	$2,034	$1,636	$1,500
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	448	441	412
Share-based compensation expense	58	59	67
Asset write-offs and asset impairments	47	43	7
Net loss/(gain) on sales of assets	2	(19)	(20)
Provision for losses on inventory	46	105	68
Deferred taxes	(80)	(62)	(79)
Loss on treasury locks	—	(6)	—
Employee benefit plan contribution from Pfizer Inc.	3	3	3
Other non-cash adjustments	(2)	11	(12)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(155)	74	(69)
Inventories	(366)	(346)	(104)
Other assets	(7)	(68)	(51)
Accounts payable	(17)	147	(10)
Other liabilities	227	91	91
Other tax accounts, net	(25)	17	(8)
Net cash provided by operating activities	2,213	2,126	1,795
Investing Activities
Capital expenditures	(477)	(453)	(460)
Acquisitions, net of cash acquired	(14)	(113)	(195)
Purchase of investments	(12)	—	—
Proceeds from maturities and redemptions of investments	—	—	101
Settlements on swaps designated as net investment hedges	44	(27)	37
Net proceeds from sale of assets	2	21	21
Other investing activities	(1)	—	(8)
Net cash used in investing activities	(458)	(572)	(504)
Financing Activities
(Decrease)/increase in short-term borrowings, net	(4)	4	(9)
Principal payments on long-term debt	(600)	(500)	—
Proceeds from issuance of long-term debt—senior notes, net of discount	—	1,240	—
Payment of consideration related to previous acquisitions	(6)	(2)	(9)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(35)	20	7
Purchases of treasury stock	(743)	(250)	(626)
Cash dividends paid	(474)	(380)	(314)
Payment of debt issuance costs	—	(12)	—
Acquisition of a noncontrolling interest, net of cash acquired	—	3	—
Net cash (used in)/provided by financing activities	(1,862)	123	(951)
Effect of exchange-rate changes on cash and cash equivalents	(12)	(7)	(8)
Net (decrease)/increase in cash and cash equivalents	(119)	1,670	332
Cash and cash equivalents at beginning of period	3,604	1,934	1,602
Cash and cash equivalents at end of period	$3,485	$3,604	$1,934

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$548	$418	$418
Interest, net of capitalized interest	253	257	247
Non-cash transactions:
Capital expenditures	$6	$3	$7
Contingent purchase price consideration	—	—	23
Dividends declared, not paid	154	119	95

68 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
Zoetis Inc. (including its subsidiaries, collectively, Zoetis, the company, we, us or our) is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health technology. We organize and operate our business in two geographic regions: the United States (U.S.) and International.
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
3. Significant Accounting Policies
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, it issued a subsequent amendment to the initial guidance: ASU No. 2021-01, Reference Rate Reform (Topic 848). The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the guidance is optional and effective as of March 12, 2020, but only available through December 31, 2022. We currently have a revolving credit facility and various hedging transactions that reference LIBOR. We will make specific amendments to our affected contracts and hedge documentation to adopt these standards as of December 31, 2022 and we do not expect these changes to have a material impact on our consolidated financial statements or related disclosures.
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
69 |

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
Accruals for deductions from revenue are recorded as either a reduction in Accounts receivable or within Accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in Accounts receivable as of December 31, 2021 and 2020 are approximately $216 million and $185 million, respectively. As of December 31, 2021, and 2020, accruals for deductions from revenue included in Accrued expenses are approximately $312 million and $226 million, respectively.
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities, is recorded within Other current liabilities and Other noncurrent liabilities, and is recognized once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of December 31, 2020 and subsequently recognized as revenue during 2021 were approximately $6 million. Contract liabilities as of December 31, 2021 were approximately $12 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2021 is not material.
70 |

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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $292 million in 2021, $233 million in 2020 and $167 million in 2019.
Shipping and handling costs totaled approximately $80 million in 2021, $66 million in 2020 and $59 million in 2019.
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
71 |

the excess of book value over fair value. In addition, in all cases of an impairment review other than for IPR&D assets, we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate.
•    For goodwill, we test for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a periodic quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2021 and 2020, we performed a periodic quantitative impairment assessment as of September 30, 2021 and 2020, respectively, which did not result in the impairment of goodwill associated with any of our reporting units.
Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of 5 to 10 years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $73 million and $59 million of internal-use software for the years ended December 31, 2021 and 2020, respectively. Depreciation expense for capitalized software was $52 million in 2021, $46 million in 2020 and $27 million in 2019.
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
Cash Equivalents
Cash equivalents include items almost as liquid as cash, such as money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.
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
72 |

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2021 and 2020, Accounts receivable, less allowance for doubtful accounts, of $1,133 million and $1,013 million, respectively, includes approximately $47 million and $48 million, respectively, of other receivables, such as trade notes receivable and royalty receivables, among others.
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
As of December 31, 2021 and 2020, accruals for asset retirement obligations are $25 million and are primarily included in Other noncurrent liabilities.
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
4. Revenue
A. Revenue from Product Sales
We offer a diversified portfolio of products which allows us to capitalize on local and regional customer needs. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. Many of our top-selling product lines are distributed across both of our operating segments, leveraging our R&D operations and manufacturing and supply chain network.
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
•medicated feed additives: products added to animal feed that provide medicines to livestock; and
•animal health diagnostics: blood and urine analysis testing capabilities, including point-of-care diagnostic products, instruments and reagents, rapid immunoassay tests, reference laboratory kits and services and blood glucose monitors.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals and agribusiness, as well as products and services in biodevices, genetic tests and precision animal health.
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
74 |

The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
United States	$4,042	$3,557	$3,203
Australia	259	207	196
Brazil	312	258	293
Canada	232	210	206
Chile	136	100	91
China	357	266	200
France	132	118	117
Germany	183	159	153
Italy	115	90	112
Japan	186	177	158
Mexico	133	116	117
Spain	128	112	114
United Kingdom	234	178	198
Other developed markets	467	388	370
Other emerging markets	778	656	647
	7,694	6,592	6,175
Contract manufacturing & human health	82	83	85
Total Revenue	$7,776	$6,675	$6,260
Revenue exceeded $100 million in twelve countries outside the U.S. in 2021 and eleven countries outside the U.S. in 2020 and 2019. The U.S. was the only country to contribute more than 10% of total revenue in each year.
Revenue by major species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
U.S.
Companion animal	$2,990	$2,391	$1,984
Livestock	1,052	1,166	1,219
	4,042	3,557	3,203
International
Companion animal	1,699	1,261	1,161
Livestock	1,953	1,774	1,811
	3,652	3,035	2,972
Total
Companion animal	4,689	3,652	3,145
Livestock	3,005	2,940	3,030
Contract manufacturing & human health	82	83	85
Total Revenue	$7,776	$6,675	$6,260
75 |

Revenue by species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Companion Animal:
Dogs and Cats	$4,426	$3,437	$2,950
Horses	263	215	195
	4,689	3,652	3,145
Livestock:
Cattle	1,557	1,558	1,654
Swine	659	621	611
Poultry	507	537	559
Fish	187	148	134
Sheep and other	95	76	72
	3,005	2,940	3,030
Contract manufacturing & human health	82	83	85
Total Revenue	$7,776	$6,675	$6,260
Revenue by product category

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Vaccines	$1,673	$1,476	$1,483
Parasiticides	1,635	1,173	966
Anti-infectives	1,215	1,206	1,254
Dermatology	1,180	941	770
Other pharmaceuticals	966	821	780
Medicated feed additives	420	460	470
Animal health diagnostics	374	305	268
Other non-pharmaceuticals	231	210	184
	7,694	6,592	6,175
Contract manufacturing & human health	82	83	85
Total Revenue	$7,776	$6,675	$6,260
B. Other Revenue Information
Significant Customers
We sell our companion animal products primarily to veterinarians who then sell the products to pet owners. We sell our livestock products primarily to veterinarians and livestock producers as well as third-party veterinary distributors, and retail outlets who generally sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 14%, 14% and 15% of total revenue for 2021, 2020, and 2019, respectively.
5. Acquisitions and Divestitures
A. Acquisitions
During 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. The transaction is subject to customary closing conditions and the satisfaction of regulatory requirements. We expect to complete the acquisition in 2022. We also acquired certain assets to expand our portfolio of equine care products, which did not have a significant impact on our consolidated financial statements.
During 2020, we completed the acquisitions of Fish Vet Group, a diagnostics company for aquaculture, Virtual Recall, a veterinary engagement software company, Performance Livestock Analytics, a cloud-based technology company in the precision animal health business, and Ethos Diagnostic Science, a veterinary reference laboratory business with labs across the U.S. We also entered into an option purchase agreement as part of a research and development arrangement with a Belgian company, a variable interest entity of which Zoetis is the primary beneficiary and now consolidating within our results. These transactions did not have a significant impact on our consolidated financial statements.
During 2019, we completed the acquisitions of Platinum Performance, a nutrition-focused animal health business for companion animals, and Phoenix Lab and ZNLabs, both full service veterinary reference laboratory companies with networks of labs across the U.S. These transactions did not have a significant impact on our consolidated financial statements.
76 |

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$10	$17	$18
Restructuring charges(b)(c):
Employee termination costs	17	8	33
Asset impairment charges	13	—	—
Exit costs	3	—	—
Total Restructuring charges and certain acquisition-related costs	$43	$25	$51
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the year ended December 31, 2021 are primarily related to the realignment of our international operations and other cost-reduction and productivity initiatives.
    The restructuring charges for the year ended December 31, 2020 are primarily related to CEO transition-related costs and other cost-reduction and productivity initiatives.
    The restructuring charges for the year ended December 31, 2019 are primarily related to the acquisition of Abaxis and CEO transition-related costs.
(c)    The restructuring charges are associated with the following:
•For the year ended December 31, 2021, Manufacturing/research/corporate of $21 million and International of $12 million.
•For the year ended December 31, 2020, Manufacturing/research/corporate of $8 million.
•For the year ended December 31, 2019, Manufacturing/research/corporate of $31 million and International of $2 million.
The components of, and changes in, our restructuring accruals are as follows:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2018	$45	$—	$—	$45
Provision	33	—	—	33
Utilization and other(a)	(33)	—	—	(33)
Balance, December 31, 2019	$45	$—	$—	$45
Provision	8	—	—	8
Utilization and other(a)	(32)	—	—	(32)
Balance, December 31, 2020(b)	$21	$—	$—	$21
Provision	17	13	3	33
Non-cash activity	—	(13)	—	(13)
Utilization and other(a)	(15)	—	(1)	(16)
Balance, December 31, 2021(b)(c)	$23	$—	$2	$25
(a)    Includes adjustments for foreign currency translation.
(b)    At December 31, 2021 and 2020, included in Accrued Expenses ($14 million and $6 million, respectively) and Other noncurrent liabilities ($11 million and $15 million, respectively).
(c)    Includes contractual obligations of $16 million, of which payments are expected to be approximately $14 million in 2022 and $2 million thereafter.
77 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Royalty-related income	$(10)	$(12)	$(16)
Interest income	(6)	(12)	(37)
Identifiable intangible asset impairment charges(a)	27	26	—
Net loss/(gain) on sale of assets(b)	3	(19)	(20)
Impairment of an equity investment	—	4	—
Other asset impairment charges	3	4	—
Foreign currency loss(c)	27	21	16
Other, net	4	5	—
Other (income)/deductions—net	$48	$17	$(57)
(a)    For 2021, primarily represents asset impairment charges related to developed technology rights and trademarks in our dairy cattle, diagnostics and aquatic health businesses. For 2020, primarily represents asset impairment charges related to developed technology rights in our precision animal health and aquatic health businesses.
(b)    For 2020 and 2019, represents income resulting from payments received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(c)    Primarily driven by costs related to hedging and exposures to certain emerging market currencies.
8. Tax Matters
A. Taxes on Income
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
United States	$1,308	$1,109	$965
International	1,180	887	836
Income before provision for taxes on income	$2,488	$1,996	$1,801
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
United States:
Current income taxes:
Federal	$311	$232	$192
State and local	35	36	28
Deferred income taxes:
Federal	(84)	(29)	(5)
State and local	(10)	(14)	(15)
Total U.S. tax provision	252	225	200
International:
Current income taxes	188	154	161
Deferred income taxes	14	(19)	(60)
Total international tax provision	202	135	101
Provision for taxes on income(a)(b)(c)	$454	$360	$301
(a)     In 2021, the Provision for taxes on income reflects the following:
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
•tax benefit related to foreign-derived intangible income;
•U.S. tax benefit related to U.S. Research and Development Tax Credit;
•tax expense related to changes in uncertain tax positions (see D. Tax Contingencies);
•a $24 million discrete tax benefit recorded in 2021 related to the excess tax benefits for share-based payments;
78 |

•an $8 million net discrete tax benefit recorded in 2021 related to the effective settlement of certain issues with tax authorities;
•a $6 million net discrete tax benefit recorded in 2021 related to changes in various other tax items; and
•a $1 million discrete tax expense recorded in 2021 related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates.
(b)     In 2020, the Provision for taxes on income reflects the following:
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
•a $7 million discrete tax benefit recorded in 2020 related to the remeasurement of deferred tax assets and liabilities resulting from the integration of acquired businesses;
•a $5 million discrete tax expense related to the changes in valuation allowances;
•a $4 million discrete tax benefit recorded in 2020 related to a remeasurement of deferred tax assets and liabilities as a result of changes in statutory tax rates; and
•a $4 million net discrete tax benefit recorded in 2020 related to the effective settlement of certain issues with tax authorities.
(c)     In 2019, the Provision for taxes on income reflects the following:
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
•the impact of the Global Intangible Low-Tax Income tax, a new provision of the Tax Act, which became effective for the company in the first quarter of 2019;
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
Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory income tax rate	21%	21%	21%
State and local taxes, net of federal benefits	0.8	0.9	0.6
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(a)	0.1	0.1	0.5
Foreign Derived Intangible Income	(1.1)	—	(0.6)
U.S. Research and Development Tax Credit	(0.6)	(0.7)	(0.7)
Share-based payments	(0.9)	(1.3)	(1.0)
Non-deductible / non-taxable items	0.3	0.4	0.4
Taxation of non-U.S. operations(b)(c)	(1.3)	(1.6)	(3.1)
All other—net	(0.1)	(0.8)	(0.4)
Effective tax rate	18.2%	18.0%	16.7%
(a)    For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see above in this section and D. Tax Contingencies.
(b)    In all years, the rate impact of taxation of non-U.S. operations was a decrease to our effective tax rate due to the jurisdictional mix of earnings.
(c)     In 2020, the rate impact of non-U.S. operations also includes (i) a $5 million discrete tax expense related to the changes in valuation allowances, and (ii) an $8 million net discrete tax benefit related to changes in various other tax items. In 2019, the rate impact of non-U.S. operations also includes (i) an $18 million discrete tax benefit related to the changes in valuation allowances, (ii) a $14 million net discrete tax benefit due to a change in tax basis related to purchase accounting, and (iii) a $10 million discrete tax benefit related to the effective settlement of certain issues with non-U.S. tax authorities.
B. Tax Matters Agreement
In connection with the separation from Pfizer in 2013, we entered into a tax matters agreement with Pfizer that governs the parties' respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
79 |

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
C. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2021	2020
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$109	$64
Inventories	10	15
Intangibles	(187)	(237)
Property, plant and equipment	(183)	(168)
Employee benefits	58	59
Restructuring and other charges	3	3
Legal and product liability reserves	14	15
Net operating loss/credit carryforwards	132	127
Unremitted earnings	(7)	(6)
All other	5	1
Subtotal	(46)	(127)
Valuation allowance	(174)	(157)
Net deferred tax liability(a)(b)	$(220)	$(284)
(a)    The decrease in the total net deferred tax liability from December 31, 2020 to December 31, 2021 is primarily attributable to a decrease in deferred tax liabilities related to intangibles, partially offset by an increase in valuation allowances representing the amounts determined to be unrecoverable, and deferred tax liabilities related to property, plant and equipment. In addition, the decrease in the total net deferred tax liability was also attributable to an increase in deferred tax assets related to prepaid/deferred items and net operation loss/credit carry forwards, partially offset by a decrease in inventory and employee benefits.
(b)    In 2021, included in Noncurrent deferred tax assets ($100 million) and Noncurrent deferred tax liabilities ($320 million). In 2020, included in Noncurrent deferred tax assets ($94 million) and Noncurrent deferred tax liabilities ($378 million).
We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign, U.S. federal, and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2022 to 2041.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2021 and December 31, 2020, a valuation allowance of $174 million and $157 million, respectively, has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non-U.S. subsidiaries. As of December 31, 2021, the cumulative amount of such undistributed earnings was approximately $7.0 billion, for which we have not provided U.S. and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. Since these earnings are intended to be indefinitely reinvested overseas as of December 31, 2021, we cannot predict the time or manner of a potential repatriation. As such,
80 |

other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Act, it is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the unremitted earnings due to the complexity of the hypothetical calculation.
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
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2021, 2020 and 2019, we had approximately $188 million, $187 million and $180 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest and penalties:
•Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2021, 2020 and 2019, we had approximately $3 million in assets associated with uncertain tax positions recorded in Noncurrent deferred tax assets and Other noncurrent assets.
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
The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2021	2020	2019
Balance, January 1	$(188)	$(182)	$(185)
Increases based on tax positions taken during a prior period(a)(b)	(1)	(6)	(3)
Decreases based on tax positions taken during a prior period(a)(c)	7	6	12
Increases based on tax positions taken during the current period(a)(d)	(9)	(9)	(8)
Lapse in statute of limitations	2	3	2
Balance, December 31(e)	$(189)	$(188)	$(182)
(a)    Primarily included in Provision for taxes on income.
(b)    In 2021, 2020 and 2019, the increases are primarily related to movements on prior year positions.
(c)    In 2021 and 2020, the decreases are primarily related to effective settlement of certain issues with tax authorities. In 2019, the decreases are primarily related to movements on prior year positions and effective settlement of certain issues with tax authorities, including movements in foreign translation adjustments on prior year positions.
(d)    In 2021, 2020 and 2019, the increases are primarily related to movements on current year positions.
(e)     In 2021, included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($188 million). In 2020, included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($187 million). In 2019, included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($180 million).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our Consolidated Statements of Income. In 2021, we recorded a net interest expense of $1 million; in 2020, we recorded a net interest expense of $2 million; and in 2019, we recorded a net interest expense of $2 million. Gross accrued interest totaled $12 million, $11 million and $9 million as of December 31, 2021, 2020 and 2019, respectively, and were included in Other taxes payable. As of December 31, 2021, 2020 and 2019, gross accrued penalties totaled $3 million and were included in Other taxes payable.
Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the U.S. including various states, and foreign jurisdictions. The U.S. is one of our major tax jurisdictions, and we are currently under audit for tax years 2015 through 2018. For U.S. Federal and state tax purposes, the tax years 2015 through 2021 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
81 |

In addition to the open audit years in the U.S., we have open audit years in other major foreign tax jurisdictions, such as Canada (2018-2021), Asia-Pacific (2011-2021, primarily reflecting Australia, China and Japan), Europe (2012-2021, primarily reflecting France, Germany, Italy, Spain and the U.K.) and Latin America (2006-2021, primarily reflecting Brazil and Mexico).
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
We were in compliance with all financial covenants as of December 31, 2021 and December 31, 2020. There were no amounts drawn under the credit facility as of December 31, 2021 or December 31, 2020.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2021, we had access to $63 million of lines of credit which expire at various times through 2022, and are generally renewed annually. As of December 31, 2021 we had no borrowings outstanding related to these facilities and $4 million of borrowings outstanding related to these facilities as of December 31, 2020.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2021 and 2020, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On August 20, 2021, we redeemed, upon maturity, the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021.
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020 and the remainder is being used for general corporate purposes.
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
82 |

The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2021	2020
2018 floating rate (three-month USD LIBOR plus 0.44%) senior notes due 2021	$—	$300
3.250% 2018 senior notes due 2021	—	300
3.250% 2013 senior notes due 2023	1,350	1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	7,250
Unamortized debt discount / debt issuance costs	(60)	(66)
Less current portion of long-term debt	—	600
Cumulative fair value adjustment for interest rate swap contracts	2	11
Long-term debt, net of discount and issuance costs	$6,592	$6,595
The fair value of our long-term debt was $7,443 million and $7,835 million as of December 31, 2021 and 2020, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The following table provides the principal amount of debt outstanding as of December 31, 2021 by scheduled maturity date. The table also provides the expected interest payments on these borrowings as of December 31, 2021.

						After
(MILLIONS OF DOLLARS)	2022	2023	2024	2025	2026	2026	Total
Maturities	$—	$1,350	$—	$750	$—	$4,550	$6,650
Interest payments	$241	$219	$197	$197	$164	$2,165	$3,183

Interest Expense
Interest expense, net of capitalized interest, was $224 million for 2021, $231 million for 2020 and $223 million for 2019. Capitalized interest expense was $20 million for 2021, $17 million for 2020 and $13 million for 2019.
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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the Consolidated Balance Sheets. The derivative financial instruments primarily offset exposures in the Canadian dollar, Chinese yuan, Danish krone, euro, Japanese yen and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive loss, depending on the nature and purpose of the financial instrument, as follows:
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
83 |

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
•As of December 31, 2021, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023, and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR or SOFR rate. These derivative instruments effectively convert a portion of the company’s long-term debt from fixed rate to floating rate debt based on three-month LIBOR or the daily SOFR rate plus a spread. Gains or losses on the fixed to floating interest rate swaps are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed rate debt. As of December 31, 2021, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.00% senior notes due 2030. The amounts recorded during the twelve months ended December 31, 2021 for changes in the fair value of these hedges are not material to our consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	As of December 31,
(MILLIONS)	2021	2020
Foreign currency forward-exchange contracts	$1,749	$1,633

Cross-currency interest rate swap contracts (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$550	$550

Fixed-to-floating interest rate swap contracts	$200	$150
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2021	2020
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$16	$10
Foreign currency forward-exchange contracts	Other current liabilities	(15)	(16)
Total derivatives not designated as hedging instruments		1	(6)
Derivatives Designated as Hedging Instruments:
Forward starting interest rate swap contracts	Other non-current assets	$17	$6
Forward starting interest rate swap contracts	Other non-current liabilities	(5)	(17)
Cross-currency interest rate swap contracts	Other current assets	12	2
Cross-currency interest rate swap contracts	Other non-current assets	14	5
Cross-currency interest rate swap contracts	Other current liabilities	(3)	(21)
Fixed to floating interest rate swap contracts	Other non-current assets	2	11
Total derivatives designated as hedging instruments		37	(14)
Total derivatives		$38	$(20)

84 |

The company’s cross-currency interest rate swaps are subject to master netting arrangements to mitigate credit risk by permitting net settlement of transactions with the same counterparty. We may also enter into collateral security arrangements with certain of our counterparties to exchange cash collateral when the net fair value of certain derivative instruments fluctuates from contractually established thresholds. At December 31, 2021, there was $23 million of collateral received related to interest rate swap contracts and cross-currency interest rate swaps recorded in Other noncurrent assets.
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
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions - net, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020
Foreign currency forward-exchange contracts	$(20)	$(2)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020
Forward starting interest rate swap contracts	$18	$(11)
Cross-currency interest rate swap contracts	$42	$(58)
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020
Cross-currency interest rate swap contracts	$12	$18
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
85 |

Supplemental information for operating leases is as follows:

		As of December 31,
(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)		2021	2020
Supplemental Balance Sheet information for operating leases
Operating lease right of use assets		$181	$192

Operating lease liabilities
Operating lease liabilities - current (in Other current liabilities)		$41	$40
Operating lease liabilities - noncurrent		151	163
Total operating lease liabilities		$192	$203

Weighted-average remaining lease term—operating leases (years)		6.55	6.59
Weighted-average discount rate—operating leases		2.81%	3.12%

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Supplemental Income Statement information for operating leases
Operating lease expense	$50	$46	$40
Variable lease payments not included in the measurement of lease liabilities	19	20	21
Short-term lease payments not included in the measurement of lease liabilities	9	7	9

Supplemental Cash Flow information for operating leases
Cash paid for amounts included in the measurement of lease liabilities	$47	$42	$42
Lease obligations obtained in exchange for right-of-use assets (non-cash)	39	47	241
Future minimum lease payments under non-cancellable operating lease contracts as of December 31, 2021 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2022	2023	2024	2025	2026	2026	Payments	Interest	Total
Maturities	$46	$39	$31	$23	$19	$54	$212	$(20)	$192
11. Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2021	2020
Finished goods	$888	$805
Work-in-process	696	594
Raw materials and supplies	339	229
Inventories	$1,923	$1,628

86 |

12.    Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2021	2020
Land	—	$22	$22
Buildings	33.3 - 50	1,103	1,019
Machinery, equipment and fixtures	3 - 20	2,627	2,440
Construction-in-progress	—	742	673
		4,494	4,154
Less: Accumulated depreciation		2,072	1,952
Property, plant and equipment		$2,422	$2,202
Depreciation expense was $244 million in 2021, $211 million in 2020 and $175 million in 2019.
13. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2019	$1,367	$1,225	$2,592
Additions / Adjustments(a)	58	17	75
Other(b)	—	27	27
Balance, December 31, 2020	$1,425	$1,269	$2,694
Adjustments	(1)	4	3
Other(b)	—	(15)	(15)
Balance, December 31, 2021	$1,424	$1,258	$2,682
(a)     For 2020, primarily relates to the acquisitions of Performance Livestock Analytics, Fish Vet Group and Virtual Recall. See Note 5. Acquisitions and Divestitures.
(b)     Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,218 million as of December 31, 2021 and $3,230 million as of December 31, 2020. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) was $536 million as of December 31, 2021 and 2020.
B. Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2021			As of December 31, 2020
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,933	$(949)	$984	$1,968	$(809)	$1,159
Brands and tradenames	426	(260)	166	427	(243)	184
Other	473	(335)	138	474	(306)	168
Total finite-lived intangible assets	2,832	(1,544)	1,288	2,869	(1,358)	1,511
Indefinite-lived intangible assets:
Brands and tradenames	91	—	91	104	—	104
In-process research and development	88	—	88	88	—	88
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	186	—	186	199	—	199
Identifiable intangible assets	$3,018	$(1,544)	$1,474	$3,068	$(1,358)	$1,710
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
87 |

Brands and Tradenames
Brands and tradenames represent the amortized or unamortized cost associated with product name recognition, as the products themselves do not receive patent protection and legal trademark and tradenames. The more significant finite-lived brands are Platinum Performance, Excenel and Lutalyse and the most significant indefinite-lived brand is the Linco family of products. The more significant finite-lived trademarks and tradenames are finite-lived trademarks and tradenames acquired from Abaxis. The more significant components of indefinite-lived trademarks and tradenames are indefinite-lived trademarks and tradenames acquired from SmithKlineBeecham.
In-Process Research and Development
IPR&D assets represent R&D assets that have not yet received regulatory approval in a major market. The majority of these IPR&D assets were acquired in connection with our acquisition of an Irish biologic therapeutics company.
IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until approval is obtained in a major market, typically either the U.S. or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will be written-off and we will record an impairment charge.
There can be no certainty that IPR&D assets ultimately will yield a successful product.
Product Rights
Product rights represent product registration and application rights that were acquired from Pfizer in 2014.
C. Amortization
The weighted average life of our total finite-lived intangible assets is approximately 9 years. Total amortization expense for finite-lived intangible assets was $204 million in 2021, $230 million in 2020 and $237 million in 2019.
The annual amortization expense expected for the years 2022 through 2026 is as follows:

(MILLIONS OF DOLLARS)	2022	2023	2024	2025	2026
Amortization expense	$190	$181	$162	$148	$139

14. Benefit Plans
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012 and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with an employee matters agreement between Pfizer and Zoetis, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation (approximately $38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost (approximately $25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the Consolidated Statements of Equity. The balance in the contra-equity account was approximately $3 million and $5 million as of December 31, 2021 and 2020, respectively. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and is being paid in equal installments over a period of 10 years. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled approximately $6 million per year in 2021 and 2020.
Pension expense associated with the U.S. and certain significant international locations (inclusive of service cost grow-in benefits discussed above) totaled approximately $14 million in 2021, $14 million in 2020 and $13 million in 2019.
88 |

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
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020
Change in benefit obligation:
Projected benefit obligation, beginning	$164	$144
Service cost	8	8
Interest cost	2	2
Changes in actuarial assumptions and other	(1)	1
Settlements and curtailments	(2)	—
Benefits paid	(2)	(2)
Adjustments for foreign currency translation	(9)	12
Other––net	(1)	(1)
Benefit obligation, ending	159	164
Change in plan assets:
Fair value of plan assets, beginning	85	72
Actual return on plan assets	11	4
Company contributions	5	5
Settlements and curtailments	(1)	—
Benefits paid	(2)	(2)
Adjustments for foreign currency translation	(5)	6
Other––net	(1)	—
Fair value of plan assets, ending	92	85
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(67)	$(79)
(a)    Included in Other noncurrent liabilities.
Changes in the benefit obligation resulted in a net gain of $1 million in 2021 and a net loss of $1 million in 2020.
Actuarial losses were approximately $21 million ($16 million, net of tax) at December 31, 2021 and $32 million ($22 million, net of tax) at December 31, 2020. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive loss. The actuarial losses will be amortized into net periodic benefit costs over an average period of 10.5 years.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2021	2020
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$24	$77
Accumulated benefit obligation	72	131
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	84	83
Projected benefit obligation	152	162
Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Service cost	$8	$8	$6
Interest cost	2	2	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of net losses	1	2	1
Net periodic benefit cost	$8	$9	$7
89 |

Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2021	2020	2019
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.4%	1.2%	1.3%
Rate of compensation increase	3.4%	3.1%	3.1%
Cash balance credit interest rate	1.5%	1.5%	1.5%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	1.2%	1.3%	2.3%
Expected return on plan assets	3.8%	3.8%	4.1%
Rate of compensation increase	3.1%	3.1%	3.0%
Cash balance credit interest rate	1.5%	1.5%	1.7%
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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2021	2020
Cash and cash equivalents	$1	$1
Equity securities: Equity commingled funds	36	31
Debt securities: Government bonds	45	43
Other investments	10	10
Total(a)	$92	$85
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
Specifically, the following methods and assumptions were used to estimate the fair value of our pension assets:
•    Equity commingled funds––observable market prices (Level 1).
•    Government bonds and other investments––principally observable market prices (Level 2).
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2021	2021	2020
Cash and cash equivalents	0-10%	1.5%	1.2%
Equity securities	0-60%	39.3%	37.0%
Debt securities	15-100%	48.7%	50.2%
Other investments	0-100%	10.5%	11.6%
Total	100%	100%	100%
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
90 |

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
We expect to contribute approximately $5 million to our dedicated pension plans in 2022. Benefit payments are expected to be approximately $5 million for 2022, $3 million for 2023, $6 million for 2024, $6 million for 2025 and $11 million for 2026. Benefit payments are expected to be approximately $50 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2022 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
B.    Postretirement Plans
Postretirement benefit expense associated with these U.S. retiree medical plans totaled approximately $4 million per year in 2021, 2020 and 2019 (inclusive of service cost grow-in benefits discussed above). The expected benefit payments for next year is approximately $4 million.
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
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the Zoetis Savings Plan, totaled approximately $54 million in 2021, $48 million in 2020 and $46 million in 2019.
Employees in the U.S. who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost of the supplemental savings plan was $12 million in 2021, $11 million in 2020 and $12 million in 2019. Benefit payments for this plan are expected to be approximately $5 million in 2022 and $46 million thereafter.
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
Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2021, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 10 million shares.
A. Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019
Stock options / stock appreciation rights	$9	$9	$10
RSUs / DSUs	33	31	43
PSUs	16	19	14
Share-based compensation expense—total(a)	$58	$59	$67
Tax benefit for share-based compensation expense	(7)	(7)	(10)
Share-based compensation expense, net of tax	$51	$52	$57
(a)    For each of the years ended December 31, 2021, 2020 and 2019, we capitalized less than $1 million of share-based compensation expense to inventory.
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
91 |

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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield(a)	0.62%	0.55%	0.75%
Risk-free interest rate(b)	0.53%	1.41%	2.56%
Expected stock price volatility(c)	27.94%	24.33%	23.08%
Expected term(d) (years)	5.0	5.5	5.7
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
(d)     Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the year ended December 31, 2021:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value(a)
	Shares	Exercise Price	(Years)	(MILLIONS)
Outstanding, December 31, 2020	2,554,451	$64.43
Granted	284,198	160.73
Exercised	(680,970)	52.88
Forfeited	(25,112)	80.72
Outstanding, December 31, 2021	2,132,567	$80.19	5.4	$349
Exercisable, December 31, 2021	1,176,959	$42.78	3.3	$237
(a)    Market price of underlying Zoetis common stock less exercise price.
As of December 31, 2021, there was approximately $9 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of one year.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2021	2020	2019
Weighted-average grant date fair value per stock option	$37.81	$34.22	$21.84
Aggregate intrinsic value on exercise	87	114	76
Cash received upon exercise	36	57	39
Tax benefits realized related to exercise	34	39	31
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
The following table provides an analysis of RSU activity for the year ended December 31, 2021:

		Weighted-Average
	RSUs	Grant Date Fair Value
Nonvested, December 31, 2020	983,466	$95.82
Granted	261,182	164.14
Vested	(393,575)	78.29
Reinvested dividend equivalents	4,528	116.78
Forfeited	(45,717)	115.19
Nonvested, December 31, 2021	809,884	$125.71
As of December 31, 2021, there was approximately $43 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of one year.
92 |

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
For the years ended December 31, 2021 and 2020, there were no DSUs granted. As of December 31, 2021 and 2020, there were 64,599 and 74,688 DSUs outstanding, respectively, including dividend equivalents.
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
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 28.9% and 38.1%, respectively, in 2021, and 20.2% and 24.8%, respectively, in 2020. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term.
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
The following table provides an analysis of PSU activity for the year ended December 31, 2021:

		Weighted-Average
	PSUs	Grant Date Fair Value
Nonvested, December 31, 2020	344,271	$129.38
Granted	103,759	208.81
Vested	(98,088)	101.24
Reinvested dividend equivalents	1,945	150.26
Forfeited	(9,501)	163.67
Nonvested, December 31, 2021	342,386	$160.68
Shares issued, December 31, 2021	422,315	$80.55
As of December 31, 2021, there was approximately $23 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 0.9 years.
F. Other Equity-Based or Cash-Based Awards
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.
16. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2016, the company's Board of Directors authorized a $1.5 billion share repurchase program. This program was completed as of December 31, 2019. In December 2018, the company's Board of Directors authorized an additional $2.0 billion share repurchase program. As of December 31, 2021, there was approximately $681 million remaining under this authorization. The company temporarily suspended share repurchases beginning in the second quarter of 2020. In January 2021, the company resumed share repurchases under its share repurchase program. In December 2021, the company's Board of Directors authorized a $3.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
93 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation Adjustments		Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Other Currency	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	(Losses)/Gains	Loss
Balance, December 31, 2018	$(4)	$9	$(620)	$(14)	$(629)
Other comprehensive gain/(loss), net of tax	4	12	(104)	(9)	(97)
Balance, December 31, 2019	—	21	(724)	(23)	(726)
Other comprehensive (loss)/gain, net of tax	(15)	(58)	69	—	(4)
Balance, December 31, 2020	(15)	(37)	(655)	(23)	(730)
Other comprehensive gain/(loss), net of tax	19	42	(101)	6	(34)
Balance, December 31, 2021	$4	$5	$(756)	$(17)	$(764)
17. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2021	2020	2019
Numerator
Net income before allocation to noncontrolling interests	$2,034	$1,636	$1,500
Less: net loss attributable to noncontrolling interests	(3)	(2)	—
Net income attributable to Zoetis Inc.	$2,037	$1,638	$1,500
Denominator
Weighted-average common shares outstanding	474.348	475.502	478.128
Common stock equivalents: stock options, RSUs, DSUs and PSUs	2.369	3.067	3.659
Weighted-average common and potential dilutive shares outstanding	476.717	478.569	481.787
Earnings per share attributable to Zoetis Inc. stockholders—basic	$4.29	$3.44	$3.14
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$4.27	$3.42	$3.11
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the years ended December 31, 2021, 2020 and 2019.
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
94 |

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
At the request of the Municipal prosecutor, in April 2012, the lawsuit was suspended for one year. Since that time, the prosecutor has initiated investigations into the Municipality's actions in the matter as well as the efforts undertaken by the six defendants to remove and dispose of their individual waste from the incineration facility. On October 3, 2014, the Municipal prosecutor announced that the investigation remained ongoing and outlined the terms of a proposed Term of Reference (a document that establishes the minimum elements to be addressed in the preparation of an Environmental Impact Assessment), under which the companies would be liable to withdraw the waste and remediate the area. On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Due to the ongoing issues presented by the COVID-19 pandemic, the parties have been unable to secure a start date for the Phase II testing and anticipate that it will begin later this year.
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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one
95 |

count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court’s decision granting summary disposition. The Court denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case was remanded back to the lower Court, where it was scheduled to proceed to trial by jury. We have been advised that the remaining parties have reached an agreement to settle the dispute, and on June 24, 2020, the remaining parties jointly stipulated to the dismissal of all remaining claims. On July 13, 2020, Plaintiffs filed a claim of appeal with Michigan Court of Appeals seeking reversal of the lower Court’s decision granting Zoetis’ motion for summary disposition. Plaintiffs’ filed their appeal brief on October 29, 2020, and we filed our reply brief on December 3, 2020. The Court of Appeals heard oral argument on December 7, 2021, and we currently await its decision.
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. The company has not reflected any potential benefits in its consolidated financial statements as of December 31, 2021 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
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
We anticipate that claims from publicly-funded healthcare systems and health insurance companies seeking compensation for losses allegedly resulting from the competition-infringement finding will be filed before the Competition Appeal Tribunal as follow-on claims. We anticipate that proceedings involving such claims will commence later this year. In accordance with the Global Separation Agreement, Pfizer would be obligated to indemnify Zoetis for any liabilities arising out of such follow-on claims.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2021, recorded amounts for the estimated fair value of these indemnifications were not significant.
C. Purchase Commitments
As of December 31, 2021, we have agreements totaling $279 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing, information technology services and potential milestone payments deemed reasonably likely to occur. Payments for these obligations are expected to be approximately $161 million in 2022 and $118 million thereafter.
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
In 2021, certain costs associated with information technology that specifically support our global manufacturing operations, which were previously reported in Other unallocated, are now reported in Corporate. In addition, in the first quarter of 2021, the company realigned certain management responsibilities. These changes did not impact the determination of our operating segments, however they resulted in the reallocation of certain costs between segments. These changes primarily include the following: (i) certain diagnostics costs, which were previously reported in Corporate, are
96 |

now reported in our U.S. results; and (ii) certain other miscellaneous costs, which were previously reported in our U.S. results, are now reported in Corporate.
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
Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $13.9 billion and $13.6 billion at December 31, 2021 and 2020, respectively.
97 |

Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2021	2020	2019	2021	2020	2019
U.S.
Revenue	$4,042	$3,557	$3,203
Cost of Sales	788	709	655
Gross Profit	3,254	2,848	2,548
Gross Margin	80.5%	80.1%	79.6%
Operating Expenses	681	602	543
Other (income)/deductions-net	4	7	—
U.S. Earnings	2,569	2,239	2,005	$54	$55	$44
International
Revenue(b)	3,652	3,035	2,972
Cost of Sales	1,106	971	925
Gross Profit	2,546	2,064	2,047
Gross Margin	69.7%	68.0%	68.9%
Operating Expenses	602	510	560
Other (income)/deductions-net	(4)	7	—
International Earnings	1,948	1,547	1,487	74	56	53
Total operating segments	4,517	3,786	3,492	128	111	97
Other business activities	(406)	(372)	(348)	28	27	24
Reconciling Items:
Corporate	(1,052)	(879)	(755)	115	101	69
Purchase accounting adjustments	(175)	(198)	(234)	175	199	219
Acquisition-related costs	(12)	(18)	(43)	—	—	—
Certain significant items(c)	(73)	(43)	(67)	—	—	—
Other unallocated	(311)	(280)	(244)	2	3	3
Total Earnings(d)	$2,488	$1,996	$1,801	$448	$441	$412
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $814 million in 2021, $718 million in 2020 and $742 million in 2019.
(c)    For 2021, certain significant items primarily included certain asset impairment charges of $46 million, as well as employee termination costs associated with our international operations and other costs associated with cost-reduction and productivity initiatives of $21 million.
For 2020, certain significant items primarily included certain asset impairment charges of $37 million and CEO transition-related costs of $16 million, partially offset by a net gain resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $18 million.
For 2019, certain significant items primarily includes: (i) a change in estimate related to inventory costing of $69 million, (ii) CEO transition-related costs of $10 million, (iii) consulting fees, product transfer costs, employee termination costs and exit costs related to cost-reduction and productivity initiatives of $7 million, and (iv) income of $20 million resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
    (d)    Defined as income before provision for taxes on income.
B. Geographic Information
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2021	2020
U.S.	$1,638	$1,486
International	784	716
Property, plant and equipment, less accumulated depreciation	$2,422	$2,202

98 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2021
Allowance for doubtful accounts	$20	$1	$(4)	$17

Year Ended December 31, 2020
Allowance for doubtful accounts	$21	$3	$(4)	$20

Year Ended December 31, 2019
Allowance for doubtful accounts	$24	$3	$(6)	$21

99 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2021, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
100 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2022 Proxy Statement. Information regarding our executive officers is presented in Part I, Item 1 of this report under the heading Information about our Executive Officers. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Delinquent Section 16(a) Reports in our 2022 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller, and the Code of Business Conduct and Ethics for members of our Board of Directors, is incorporated by reference from the discussions under the heading Corporate Governance at Zoetis in our 2022 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2022 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2022 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2022 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties and our policies and procedures in relation to such transactions is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2022 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis-Corporate Governance Principles and Practices-Director Independence in our 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2021 and 2020 is incorporated by reference from the discussion under the heading Item 4—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2022 in our 2022 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 4—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2022 in our 2022 Proxy Statement.
101 |

PART IV
Item 15. Exhibit and Financial Statement Schedules.
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

Exhibit 2.1	Agreement and Plan of Merger, dated as of May 15, 2018, by and among Zoetis Inc., Zeus Merger Sub, Inc. and Abaxis, Inc.
(incorporated by reference to Exhibit 2.1 to Zoetis Inc.'s Current Report on Form 8-K filed on
May 16, 2018 (File No. 001-35797))
Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Quarterly
Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of February 19, 2016 (incorporated by reference to Exhibit 3.2 to Zoetis
Inc.’s 2015 Annual Report on Form 10-K filed on February 24, 2016 (File No. 001-35797))
Exhibit 4.1	Specimen Common Stock Certificate†
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Fourth Supplemental Indenture, dated August 20, 2018, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on August 20, 2018
(File No. 001-35797))
Exhibit 4.7	Fifth Supplemental Indenture, dated May 12, 2020, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.'s Current Report on Form 8-K filed on May 12, 2020
(File No. 001-35797))
Exhibit 4.8	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.9	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.10	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.11	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.12	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.13	Form of 3.900% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.14	Form of 4.450% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.15	Form of 2.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.16	Form of 3.000% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.17	Description of the Registrant’s Securities†
103 |

Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.4	Pfizer Inc. 2004 Stock Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.5	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.6	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.7	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.8	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.9	Zoetis Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.10	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.11	Revolving Credit Agreement, dated as of December 21, 2016, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2016 (File No. 001-35797))
Exhibit 10.11.1	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2017, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16.1 to Zoetis
Inc.’s 2017 Annual Report on Form 10-K filed on February 15, 2018 (File No. 001-35797))
Exhibit 10.11.2	Extension Agreement to Revolving Credit Agreement, dated as of December 21, 2018, among Zoetis Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11.2 to Zoetis Inc.'s
2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))
Exhibit 10.12	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc's registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.14	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.15	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.16	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.17	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.18	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.19	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
104 |

Exhibit 10.20	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to
Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.21	Zoetis Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2018 (File No. 001-35797))*
Exhibit 10.22	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013 (File No. 001-35797))*
Exhibit 10.23	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.24	Amendment No. 1 to Zoetis Supplemental Savings Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.24 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.25	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.26	Amendment No. 1 to Zoetis Equity Deferral Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.26 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.27	Letter Agreement dated as of October 2, 2019, by and between Juan Ramón Alaix and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on October 3, 2019 (File No. 001-35797))
Exhibit 10.28	Letter Agreement dated as of December 9, 2019, by and between Clinton A. Lewis, Jr. and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on December 12, 2019 (File No. 001-35797))
Exhibit 10.29	Offer Letter, dated as of May 6, 2021, by and between Wetteny Joseph and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on May 11, 2021 (File No. 001-35797))*
Exhibit 10.30	Amendment No. 2 to Zoetis Supplemental Savings Plan effective May 15, 2021 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-35797))*
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith
*	Management contracts or compensatory plans or arrangements

105 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoetis Inc.
Dated: February 15, 2022	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director
We, the undersigned directors and officers of Zoetis Inc., hereby severally constitute Kristin C. Peck and Heidi C. Chen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ KRISTIN C. PECK	Chief Executive Officer and Director	February 15, 2022
Kristin C. Peck	(Principal Executive Officer)

/S/ WETTENY JOSEPH	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2022
Wetteny Joseph

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 15, 2022
Michael B. McCallister

/S/ PAUL M. BISARO	Director	February 15, 2022
Paul M. Bisaro

/S/ FRANK A. D'AMELIO	Director	February 15, 2022
Frank A. D’Amelio

/S/ SANJAY KHOSLA	Director	February 15, 2022
Sanjay Khosla

/S/ ANTOINETTE R. LEATHERBERRY	Director	February 15, 2022
Antoinette R. Leatherberry

/S/ GREGORY NORDEN	Director	February 15, 2022
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 15, 2022
Louise M. Parent

/S/ WILLIE M. REED	Director	February 15, 2022
Willie M. Reed

/S/ LINDA RHODES	Director	February 15, 2022
Linda Rhodes

/S/ ROBERT W. SCULLY	Director	February 15, 2022
Robert W. Scully

106 |