Form 10-Q
period 2022-03-31
Zoetis Inc.
filed 2022-05-05
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 29, 2022, there were 470,628,655 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2022	2021
Revenue	$1,986	$1,871
Costs and expenses:
Cost of sales	569	549
Selling, general and administrative expenses	465	409
Research and development expenses	122	118
Amortization of intangible assets	41	40
Restructuring charges and certain acquisition-related costs	2	9
Interest expense, net of capitalized interest	53	57
Other (income)/deductions—net	7	2
Income before provision for taxes on income	727	687
Provision for taxes on income	133	129
Net income before allocation to noncontrolling interests	594	558
Less: Net loss attributable to noncontrolling interests	(1)	(1)
Net income attributable to Zoetis Inc.	$595	$559
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.26	$1.18
Diluted	$1.26	$1.17
Weighted-average common shares outstanding:
Basic	472.2	475.5
Diluted	474.1	477.9
Dividends declared per common share	$0.325	$0.250

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Net income before allocation to noncontrolling interests	$594	$558
Other comprehensive income, net of tax(a):
Unrealized gains on derivatives for cash flow hedges, net of tax of $7 and $11 for the three months ended March 31, 2022 and 2021, respectively	26	39
Unrealized gains on derivatives for net investment hedges, net of tax of $4 and $7 for the three months ended March 31, 2022 and 2021, respectively	12	25
Foreign currency translation adjustments	21	33
Benefit plans: Actuarial gain, net of tax(b)	1	—
Total other comprehensive income, net of tax	60	97
Comprehensive income before allocation to noncontrolling interests	654	655
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to Zoetis Inc.	$655	$656
(a) Presented net of reclassification adjustments, which are not significant in any period presented.
(b) Presented net of tax impacts, which are not significant in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$3,135	$3,485
Accounts receivable, less allowance for doubtful accounts of $25 in 2022 and $17 in 2021	1,222	1,133
Inventories	2,057	1,923
Other current assets	423	389
Total current assets	6,837	6,930
Property, plant and equipment, less accumulated depreciation of $2,141 in 2022 and $2,072 in 2021	2,487	2,422
Operating lease right of use assets	189	181
Goodwill	2,685	2,682
Identifiable intangible assets, less accumulated amortization	1,430	1,474
Noncurrent deferred tax assets	103	100
Other noncurrent assets	129	111
Total assets	$13,860	$13,900

Liabilities and Equity
Current portion of long-term debt	$1,350	$—
Accounts payable	402	436
Dividends payable	153	154
Accrued expenses	610	710
Accrued compensation and related items	278	392
Income taxes payable	142	38
Other current liabilities	99	67
Total current liabilities	3,034	1,797
Long-term debt, net of discount and issuance costs	5,228	6,592
Noncurrent deferred tax liabilities	287	320
Operating lease liabilities	158	151
Other taxes payable	254	257
Other noncurrent liabilities	241	239
Total liabilities	9,202	9,356
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 471,208,803 and 472,574,090 shares outstanding at March 31, 2022, and December 31, 2021, respectively	5	5
Treasury stock, at cost, 30,682,440 and 29,317,153 shares of common stock at March 31, 2022 and December 31, 2021, respectively	(3,317)	(2,952)
Additional paid-in capital	1,046	1,068
Retained earnings	7,628	7,186
Accumulated other comprehensive loss	(704)	(764)
Total Zoetis Inc. equity	4,658	4,543
Equity attributable to noncontrolling interests	—	1
Total equity	4,658	4,544
Total liabilities and equity	$13,860	$13,900
(a)    As of March 31, 2022 and December 31, 2021, includes $3 million of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended March 31, 2022
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—	—	—	595	—	(1)	594
Other comprehensive income	—	—	—	—	—	—	60	—	60
Share-based compensation awards (b)	—	—	(0.5)	(4)	(23)	—	—	—	(27)
Treasury stock acquired (c)	—	—	1.9	(361)	—	—	—	—	(361)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(153)	—	—	(153)
Balance, March 31, 2022	501.9	$5	30.7	$(3,317)	$1,046	$7,628	$(704)	$—	$4,658

Three months ended March 31, 2021
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income/(loss)	—	—	—	—	—	559	—	(1)	558
Other comprehensive income	—	—	—	—	—	—	97	—	97
Share-based compensation awards (b)	—	—	(0.8)	(1)	(36)	—	—	—	(37)
Treasury stock acquired (c)	—	—	1.1	(181)	—	—	—	—	(181)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(119)	—	—	(119)
Balance, March 31, 2021	501.9	$5	26.9	$(2,412)	$1,030	$6,099	$(633)	$3	$4,092

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Operating Activities
Net income before allocation to noncontrolling interests	$594	$558
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	114	109
Share-based compensation expense	16	13
Asset write-offs and asset impairments	1	1
Provision for losses on inventory	9	11
Deferred taxes	(45)	(13)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	4	4
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(102)	(108)
Inventories	(146)	(84)
Other assets	(1)	24
Accounts payable	(31)	(112)
Other liabilities	(222)	(72)
Other tax accounts, net	117	68
Net cash provided by operating activities	309	400
Investing Activities
Capital expenditures	(115)	(77)
Acquisitions	(4)	(3)
Purchase of investments	(5)	—
Settlement on swaps designated as net investment hedges	6	17
Net cash used in investing activities	(118)	(63)
Financing Activities
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(30)	(39)
Purchases of treasury stock	(361)	(181)
Cash dividends paid	(154)	(119)
Net cash used in financing activities	(545)	(339)
Effect of exchange-rate changes on cash and cash equivalents	4	—
Net decrease in cash and cash equivalents	(350)	(2)
Cash and cash equivalents at beginning of period	3,485	3,604
Cash and cash equivalents at end of period	$3,135	$3,602

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$26	$32
Interest, net of capitalized interest	89	94
Amounts included in the measurement of lease liabilities	13	11
Non-cash transactions:
Capital expenditures	4	3
Lease obligations obtained in exchange for right-of-use assets	19	7
Dividends declared, not paid	153	119
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, anti-infectives, other pharmaceutical products, medicated feed additives and animal health diagnostics.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three months ended February 28, 2022 and February 28, 2021.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2021 Annual Report on Form 10-K.
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
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We refer to all different brands or a particular product, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock within each of our major product categories.
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
•medicated feed additives: products added to animal feed that provide medicines to livestock; and
6 |

•animal health diagnostics: blood, urine and fecal analysis testing capabilities, including point-of-care diagnostic products, instruments and reagents, rapid immunoassay tests, reference laboratory kits and services and blood glucose monitors.
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
The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
United States	$1,020	$933
Australia	65	57
Brazil	77	74
Canada	49	46
Chile	41	34
China	103	123
France	32	35
Germany	43	38
Italy	30	25
Japan	59	47
Mexico	35	33
Spain	33	31
United Kingdom	64	69
Other developed markets	115	111
Other emerging markets	202	199
	1,968	1,855
Contract manufacturing & human health	18	16
Total Revenue	$1,986	$1,871

7 |

Revenue by major species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
U.S.
Companion animal	$774	$658
Livestock	246	275
	1,020	933
International
Companion animal	489	418
Livestock	459	504
	948	922
Total
Companion animal	1,263	1,076
Livestock	705	779
Contract manufacturing & human health	18	16
Total Revenue	$1,986	$1,871
Revenue by species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Companion Animal:
Dogs and Cats	$1,199	$1,016
Horses	64	60
	1,263	1,076
Livestock:
Cattle	364	399
Swine	154	190
Poultry	124	131
Fish	44	37
Sheep and other	19	22
	705	779
Contract manufacturing & human health	18	16
Total Revenue	$1,986	$1,871
Revenue by major product category

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Parasiticides	$459	$390
Vaccines	405	413
Dermatology	311	248
Anti-infectives	285	321
Other pharmaceuticals	254	226
Medicated feed additives	98	112
Animal health diagnostics	98	89
Other non-pharmaceuticals	58	56
	1,968	1,855
Contract manufacturing & human health	18	16
Total Revenue	$1,986	$1,871

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2021 and 2020, and subsequently recognized as revenue during the first three months of 2022 and 2021 were approximately $2 million and $3 million, respectively. Contract liabilities as of March 31, 2022 and December 31, 2021 were approximately $14 million and $12 million, respectively.

8 |

Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2022 is not material.
5. Acquisitions and Divestitures
A. Acquisitions
During 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. The transaction is subject to customary closing conditions and the satisfaction of regulatory requirements. We expect to complete the acquisition in 2022. In 2021, we also acquired certain assets to expand our portfolio of equine care products, which did not have a significant impact on our consolidated financial statements.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$2	$3
Restructuring charges(b):
Employee termination costs	—	4
Exit costs	—	2
Total Restructuring charges and certain acquisition-related costs	$2	$9
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

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2021(b)	$25
Utilization and other(c)	(5)
Balance, March 31, 2022(b)	$20
(a)     Changes in our restructuring accrual represents employee termination and exit costs.
(b)    At March 31, 2022 and December 31, 2021, included in Accrued expenses ($9 million and $14 million, respectively) and Other noncurrent liabilities ($11 million).
(c)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Royalty-related income	$(1)	$(2)
Interest income	(2)	(1)
Foreign currency loss(a)	11	3
Other, net	(1)	2
Other (income)/deductions—net	$7	$2
(a)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.

9 |

8. Income Taxes
A. Taxes on Income
Our effective tax rate was 18.3% for the three months ended March 31, 2022, compared with 18.8% for the three months ended March 31, 2021. The lower effective tax rate for the three months ended March 31, 2022, was primarily attributable to:
•a $7 million discrete tax benefit recorded in the three months ended March 31, 2022 related to various tax items; and
•a $2 million discrete tax benefit recorded in the three months ended March 31, 2022 related to the effective settlement of certain issues with tax authorities, partially offset by:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items; and
•$9 million and $13 million discrete tax benefits recorded in the three months ended March 31, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments.
B. Deferred Taxes
As of March 31, 2022, the total net deferred income tax liability of $184 million is included in Noncurrent deferred tax assets ($103 million) and Noncurrent deferred tax liabilities ($287 million).
As of December 31, 2021, the total net deferred income tax liability of $220 million is included in Noncurrent deferred tax assets ($100 million) and Noncurrent deferred tax liabilities ($320 million).
C. Tax Contingencies
As of March 31, 2022, the net tax liabilities associated with uncertain tax positions of $187 million (exclusive of interest and penalties related to uncertain tax positions of $15 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($186 million).
As of December 31, 2021, the net tax liabilities associated with uncertain tax positions of $189 million (exclusive of interest and penalties related to uncertain tax positions of $15 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($188 million).
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
We were in compliance with all financial covenants as of March 31, 2022 and December 31, 2021. There were no amounts drawn under the credit facility as of March 31, 2022 or December 31, 2021.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2022, we had access to $64 million of lines of credit which expire at various times through 2022 and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2022 and December 31, 2021.

10 |

Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2022 and December 31, 2021, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On August 20, 2021, we redeemed, upon maturity, the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021.
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020 and the remainder is being used for general corporate purposes. On August 20, 2018, we issued $1.5 billion aggregate principal amount of our senior notes (2018 senior notes), with an original issue discount of $4 million. On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
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
The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
3.250% 2013 senior notes due 2023	$1,350	$1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(59)	(60)
Less current portion of long-term debt	1,350	—
Cumulative fair value adjustment for interest rate swap contracts	(13)	2
Long-term debt, net of discount and issuance costs	$5,228	$6,592
The fair value of our long-term debt was $5,441 million and $7,443 million as of March 31, 2022 and December 31, 2021, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of March 31, 2022, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2022	2023	2024	2025	2026	2026	Total
Maturities	$—	$1,350	$—	$750	$—	$4,550	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $53 million and $57 million for the three months ended March 31, 2022 and 2021, respectively. Capitalized interest expense was $5 million for the three months ended March 31, 2022 and 2021.

11 |

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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the Condensed Consolidated Balance Sheets. The derivative financial instruments primarily offset exposures in the Canadian dollar, Chinese yuan, Danish krone, euro, Japanese yen, and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:
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
•As of March 31, 2022, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023, and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR or the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on three-month LIBOR or daily SOFR plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in LIBOR or SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of March 31, 2022, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.00% senior notes due 2030. The amounts recorded during the three months ended March 31, 2022 for changes in the fair value of these hedges are not material to our consolidated financial statements.

12 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	March 31,	December 31,
(MILLIONS)	2022	2021
Foreign currency forward-exchange contracts	$1,903	$1,749

Cross-currency interest rate swap contracts (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$550	$550

Fixed-to-floating interest rate swap contracts	$250	$200
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2022	2021
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$21	$16
Foreign currency forward-exchange contracts	Other current liabilities	(23)	(15)
Total derivatives not designated as hedging instruments		$(2)	$1

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other current assets	$40	$—
Forward-starting interest rate swap contracts	Other noncurrent assets	5	17
Forward-starting interest rate swap contracts	Other noncurrent liabilities	—	(5)
Cross-currency interest rate swap contracts	Other current assets	15	12
Cross-currency interest rate swap contracts	Other noncurrent assets	15	14
Cross-currency interest rate swap contracts	Other current liabilities	(1)	(3)
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	—	2
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(13)	—
Total derivatives designated as hedging instruments		61	37
Total derivatives		$59	$38
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At March 31, 2022, there was $23 million of collateral received and $7 million of collateral posted related to derivative contracts recorded in Other current liabilities and Other current assets, respectively. At December 31, 2021, there was $23 million of collateral received related to interest rate swap contracts and cross-currency interest rate swaps recorded in Other noncurrent assets.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Foreign currency forward-exchange contracts	$(6)	$(5)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

13 |

The amounts of net unrecognized net gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Forward-starting interest rate swap contracts	$26	$39
Cross-currency interest rate swap contracts	$12	$25
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Cross-currency interest rate swap contracts	$3	$3
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive income/(loss) into earnings over the next 12 months is insignificant.
10. Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
Finished goods	$920	$888
Work-in-process	764	696
Raw materials and supplies	373	339
Inventories	$2,057	$1,923
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2021	$1,424	$1,258	$2,682
Other(a)	—	3	3
Balance, March 31, 2022	$1,424	$1,261	$2,685
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,221 million and $3,218 million as of March 31, 2022 and December 31, 2021, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of March 31, 2022 and December 31, 2021.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2022			As of December 31, 2021
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,952	$(987)	$965	$1,933	$(949)	$984
Brands and tradenames	422	(263)	159	426	(260)	166
Other	478	(343)	135	473	(335)	138
Total finite-lived intangible assets	2,852	(1,593)	1,259	2,832	(1,544)	1,288
Indefinite-lived intangible assets:
Brands and tradenames	91	—	91	91	—	91
In-process research and development	73	—	73	88	—	88
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	171	—	171	186	—	186
Identifiable intangible assets	$3,023	$(1,593)	$1,430	$3,018	$(1,544)	$1,474

14 |

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $52 million and $51 million for the three months ended March 31, 2022 and 2021, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Stock options / stock appreciation rights	$2	$2
RSUs / DSUs	9	8
PSUs	5	3
Share-based compensation expense—total(a)	$16	$13
(a) Amounts capitalized to inventory were not material for the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022, the company granted 235,235 stock options with a weighted-average exercise price of $201.30 per stock option and a weighted-average fair value of $51.14 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.81%; expected dividend yield of 0.64%; expected stock price volatility of 27.64%; and expected term of 4.9 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2022, the company granted 200,380 RSUs, with a weighted-average grant date fair value of $201.41 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2022, the company granted 104,113 PSUs with a weighted-average grant date fair value of $235.52 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 28.4% and 38.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. As of March 31, 2022, there was approximately $319 million remaining under this authorization. In December 2021, the company's Board of Directors authorized an additional $3.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.

15 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	(Losses)/Gains	Loss
Balance, December 31, 2021	$4	$5	$(756)	$(17)	$(764)
Other comprehensive income, net of tax	26	12	21	1	60
Balance, March 31, 2022	$30	$17	$(735)	$(16)	$(704)

Balance, December 31, 2020	$(15)	$(37)	$(655)	$(23)	$(730)
Other comprehensive income, net of tax	39	25	33	—	97
Balance, March 31, 2021	$24	$(12)	$(622)	$(23)	$(633)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	March 31,
	2022	2021
Numerator
Net income before allocation to noncontrolling interests	$594	$558
Less: Net loss attributable to noncontrolling interests	(1)	(1)
Net income attributable to Zoetis Inc.	$595	$559
Denominator
Weighted-average common shares outstanding	472.2	475.5
Common stock equivalents: stock options, RSUs, PSUs and DSUs	1.9	2.4
Weighted-average common and potential dilutive shares outstanding	474.1	477.9

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.26	$1.18
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.26	$1.17
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three months ended March 31, 2022 and 2021.
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

16 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Due to ongoing issues presented by the COVID-19 pandemic, the parties have been unable to secure a start date for the Phase II testing and anticipate that it will begin later in 2022.
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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the

17 |

turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court's decision granting summary disposition. The Court, denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case was remanded back to the lower Court, where it was scheduled to proceed to trial by jury. We have been advised that the remaining parties have reached an agreement to settle the dispute, and on June 24, 2020, the remaining parties jointly stipulated to the dismissal of all remaining claims. On July 13, 2020, Plaintiffs filed a claim of appeal with Michigan Court of Appeals seeking reversal of the lower Court’s decision granting Zoetis’ motion for summary disposition. Plaintiffs’ filed their appeal brief on October 29, 2020, and we filed our reply brief on December 3, 2020. The Court of Appeals heard oral arguments on December 7, 2021, and we currently await its decision.
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. The company has not reflected any potential benefits in its consolidated financial statements as of March 31, 2022 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2022, recorded amounts for the estimated fair value of these indemnifications were not significant.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, anti-infectives, medicated feed additives, animal health diagnostics and other pharmaceuticals, for both companion animal and livestock customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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

18 |

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
U.S.
Revenue	$1,020	$933
Cost of sales	185	184
Gross profit	835	749
Gross margin	81.9%	80.3%
Operating expenses	165	131
Other (income)/deductions-net	—	1
U.S. Earnings	670	617	$13	$13

International
Revenue(b)	948	922
Cost of sales	265	282
Gross profit	683	640
Gross margin	72.0%	69.4%
Operating expenses	145	130
Other (income)/deductions-net	—	—
International Earnings	538	510	18	17

Total operating segments	1,208	1,127	31	30

Other business activities	(98)	(97)	7	7
Reconciling Items:
Corporate	(259)	(230)	35	27
Purchase accounting adjustments	(40)	(44)	40	44
Acquisition-related costs	(2)	(5)	—	—
Certain significant items(c)	—	(8)	—	—
Other unallocated	(82)	(56)	1	1
Total Earnings(d)	$727	$687	$114	$109
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $203 million and $192 million for the three months ended March 31, 2022 and 2021, respectively.
(c)    For the three months ended March 31, 2022, primarily represents product transfer costs offset by other items.
For the three months ended March 31, 2021, primarily represents product transfer costs and employee termination costs related to cost-reduction and productivity initiatives and the CEO transition.
(d)    Defined as income before provision for taxes on income.

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
A summary of our 2022 performance compared with the comparable 2021 period follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational(a)
Revenue	$1,986	$1,871	6	(3)	9
Net income attributable to Zoetis	595	559	6	(6)	12
Adjusted net income(a)	625	603	4	(4)	8
(a)    Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2021 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2021 Form 10-K.
COVID-19 Update
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
Russia’s Invasion of Ukraine
Russia’s invasion of Ukraine and the global response, including sanctions imposed by the United States and other countries, have increased global economic and political uncertainty. As we announced on March 16, 2022, our first concern remains the safety of our colleagues and their families in Ukraine. We have remained guided by our purpose to nurture the world and humankind by advancing care for animals. With this in mind, we continue to support our veterinary and livestock customers in Russia to address people’s fundamental needs for a safe food supply and animal care. Our operations in Russia will be focused on maintaining a supply of medicines and vaccines in compliance with any sanctions that are put in place. We do not directly source input materials or components from Russia and do not have any manufacturing plants in Russia or Ukraine. While we do expect sales in the affected regions to be impacted by this situation, Russia and Ukraine are not among our top 12 international markets and although we are unable to predict the impact of this crisis on the global economy or on our results of operations, we do not expect it to have a material adverse effect to our results or financial condition.

20 |

Global Supply Chain Disruption
We have experienced isolated supply chain challenges for certain products. Some of these challenges are expected to continue this year, but are being managed by our global manufacturing network through certain supply chain optimizations, controlled launches for new products in additional markets and customer coordination.
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: the impact of the COVID-19 pandemic discussed above, global macroeconomic conditions, including Russia’s invasion of Ukraine and global supply chain disruption discussed above, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, inflation, competitive dynamics, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
Disease Outbreaks
Sales of our livestock products have in the past been, and may in the future be, adversely affected by the outbreak of disease carried by animals, such as the current avian flu outbreak in North America. Outbreaks of disease may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere. Alternatively, sales of products that treat specific disease outbreaks may increase.
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2022, approximately 44% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the euro, Chinese yuan, Brazilian real, Australian dollar, British pound, Japanese yen and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2022, approximately 56% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 3% from changes in foreign currency values relative to the U.S. dollar.
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

21 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Revenue	$1,986	$1,871	6
Costs and expenses:
Cost of sales	569	549	4
% of revenue	28.7%	29.3%
Selling, general and administrative expenses	465	409	14
% of revenue	23%	22%
Research and development expenses	122	118	3
% of revenue	6%	6%
Amortization of intangible assets	41	40	3
Restructuring charges and certain acquisition-related costs	2	9	(78)
Interest expense, net of capitalized interest	53	57	(7)
Other (income)/deductions—net	7	2	*
Income before provision for taxes on income	727	687	6
% of revenue	37%	37%
Provision for taxes on income	133	129	3
Effective tax rate	18.3%	18.8%
Net income before allocation to noncontrolling interests	594	558	6
Less: Net loss attributable to noncontrolling interests	(1)	(1)	*
Net income attributable to Zoetis Inc.	$595	$559	6
% of revenue	30%	30%
*Calculation not meaningful
Revenue
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Total revenue increased by $115 million, or 6%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, an increase of $168 million, or 9%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from new products of approximately 5%;
•price growth of approximately 3%; and
•volume growth from in-line products, including key dermatology products, of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 3%.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Cost of sales	$569	$549	4
% of revenue	28.7%	29.3%
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Cost of sales as a percentage of revenue was 28.7% in the three months ended March 31, 2022, compared with 29.3% in the three months ended March 31, 2021. The decrease was primarily as a result of:
•favorable product mix;
•price increases; and
•favorable foreign exchange,
partially offset by:
•unfavorable manufacturing and other costs; and
•higher freight and import costs.

22 |

Selling, general and administrative expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Selling, general and administrative expenses	$465	$409	14
% of revenue	23%	22%
Three months ended March 31, 2022 vs. three months ended March 31, 2021
SG&A expenses increased by $56 million, or 14%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily as a result of:
•an increase in certain compensation-related costs primarily due to additional headcount;
•higher travel and entertainment expenses;
•an increase in investments to support revenue growth;
•higher bad debt reserves for accounts receivables; and
•higher freight and logistics costs,
partially offset by:
•favorable foreign exchange.

Research and development expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Research and development expenses	$122	$118	3
% of revenue	6%	6%
Three months ended March 31, 2022 vs. three months ended March 31, 2021
R&D expenses increased by $4 million, or 3%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily as a result of:
•an increase in certain compensation-related costs to support innovation; and
•increased spending driven by project investments,
partially offset by:
•favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Amortization of intangible assets	$41	$40	3

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Restructuring charges and certain acquisition-related costs	$2	$9	(78)
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Restructuring charges and certain acquisition-related costs were $2 million and $9 million in the three months ended March 31, 2022 and 2021, respectively. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2022 primarily consisted of integration costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2021 consisted of employee termination and exit costs associated with cost-reduction and productivity initiatives, integration costs related to recent acquisitions and restructuring charges related to CEO transition-related costs.

23 |

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Interest expense, net of capitalized interest	$53	$57	(7)
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Interest expense, net of capitalized interest, decreased by 7% in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily as a result of the redemption, upon maturity, of the $300 million aggregate principal amount of our 2018 floating rate senior notes and the $300 million aggregate principal amount of our 2018 senior notes in August 2021.

Other (income)/deductions—net
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Other (income)/deductions—net	$7	$2	*
*Calculation not meaningful
Three months ended March 31, 2022 vs. three months ended March 31, 2021
The change in Other (income)/deductions—net is primarily as a result of higher foreign currency losses in the current period.

Provision for taxes on income
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Provision for taxes on income	$133	$129	3
Effective tax rate	18.3%	18.8%
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Our effective tax rate was 18.3% for the three months ended March 31, 2022, compared with 18.8% for the three months ended March 31, 2021. The lower effective tax rate for the three months ended March 31, 2022 was primarily attributable to:
•a $7 million discrete tax benefit recorded in the three months ended March 31, 2022 related to various tax items; and
•a $2 million discrete tax benefit recorded in the three months ended March 31, 2022 related to the effective settlement of certain issues with tax authorities, partially offset by:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items; and
•$9 million and $13 million discrete tax benefits recorded in the three months ended March 31, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments.

24 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Companion animal	$774	$658	18	—	18
Livestock	246	275	(11)	—	(11)
	1,020	933	9	—	9
International
Companion animal	489	418	17	(6)	23
Livestock	459	504	(9)	(6)	(3)
	948	922	3	(5)	8
Total
Companion animal	1,263	1,076	17	(3)	20
Livestock	705	779	(9)	(3)	(6)
Contract manufacturing & human health	18	16	13	(4)	17
	$1,986	$1,871	6	(3)	9
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Revenue	$1,020	$933	9	—	9
Cost of Sales	185	184	1	—	1
Gross Profit	835	749	11	—	11
Gross Margin	81.9%	80.3%
Operating Expenses	165	131	26	—	26
Other (income)/deductions-net	—	1	*	*	*
U.S. Earnings	670	617	9	—	9

International
Revenue	948	922	3	(5)	8
Cost of Sales	265	282	(6)	(6)	—
Gross Profit	683	640	7	(5)	12
Gross Margin	72.0%	69.4%
Operating Expenses	145	130	12	(6)	18
Other (income)/deductions-net	—	—	*	*	*
International Earnings	538	510	5	(6)	11

Total operating segments	1,208	1,127	7	(3)	10

Other business activities	(98)	(97)	1
Reconciling Items:
Corporate	(259)	(230)	13
Purchase accounting adjustments	(40)	(44)	(9)
Acquisition-related costs	(2)	(5)	(60)
Certain significant items	—	(8)	*
Other unallocated	(82)	(56)	46
Total Earnings	$727	$687	6
* Calculation not meaningful.

25 |

Three months ended March 31, 2022 vs. three months ended March 31, 2021
U.S. operating segment
U.S. segment revenue increased by $87 million, or 9%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, reflecting an increase of $116 million in companion animal products, partially offset by a decrease of $29 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, primarily Simparica Trio®. In-line product growth benefited from increased sales of our key dermatology portfolio, diagnostics products and vaccines.
•Livestock revenue declined due to cattle and poultry, partially offset by growth in swine. Sales of cattle products declined as a result of generic competition for Draxxin® and unfavorable conditions in beef and dairy markets, including increased input costs and dry weather conditions. The poultry portfolio declined due to the expanded use of lower cost alternatives resulting from reduced disease pressure from smaller flock sizes and generic competition for Zoamix®, the company's alternative to antibiotics in medicated feed additives. Sales of swine products grew slightly as a result of favorable market conditions for producers and increased disease prevalence.
U.S. segment earnings increased by $53 million, or 9%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $26 million, or 3%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021. Operational revenue increased by $78 million, or 8%, driven by growth of approximately $95 million in companion animal products, partially offset by a decrease of approximately $17 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our key dermatology portfolio, the recent launches of our mAb therapies, Librela and Solensia, and growth in the Simparica franchise. Growth across the broader in-line portfolio benefited from increased pet ownership and standards of care.
•Livestock operational revenue declined due to decreased sales of swine products, partially offset by increased sales in fish, cattle and poultry products. Sales of swine products decreased as a result of falling pork prices due to an increased supply in China and a comparative period when pork prices were at an all-time high. Growth in our fish portfolio was primarily due to increased sales of the Alpha Flux® sea lice treatment product and Alpha Ject® LiVac vaccine for SRS in Chile. Sales of cattle products grew due to favorable market conditions and price in key markets, including Brazil and Australia, as well as demand generation efforts in emerging markets such as Turkey and China. Growth in the sales of poultry products was primarily due to market growth, demand generation efforts and supply recovery in Australia, Mexico and Brazil.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $53 million, or 5%, primarily driven by the euro, Turkish lira, Japanese yen and Australian dollar.
International segment earnings increased by $28 million, or 5%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021. Operational earnings growth was $54 million, or 11%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
Other business activities
Other business activities includes our Client Supply Services contract manufacturing results, our human health business and expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the International segment.
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Other business activities net loss increased by $1 million in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation and an increase in project investments, partially offset by higher earnings in our human health business and favorable foreign exchange.
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

26 |

Three months ended March 31, 2022 vs. three months ended March 31, 2021
Corporate expenses increased by $29 million, or 13%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily due to investments in information technology and unfavorable foreign exchange, partially offset by lower interest expense.
Other unallocated expenses increased by $26 million, or 46%, in the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily due to higher freight charges and manufacturing costs, partially offset by lower inventory obsolescence, scrap and other charges and favorable foreign exchange.
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
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain significant purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with certain acquisitions, include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain asset impairments; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; costs related to our CEO transition in fiscal 2020; or charges related to legal

27 |

matters. See Notes to Condensed Consolidated Financial Statements— Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
GAAP reported net income attributable to Zoetis	$595	$559	6
Purchase accounting adjustments—net of tax	30	34	(12)
Acquisition-related costs—net of tax	1	4	(75)
Certain significant items—net of tax	(1)	6	*
Non-GAAP adjusted net income(a)	$625	$603	4
*Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income is 18.9% and 19.1% for the three months ended March 31, 2022 and 2021, respectively. The lower effective tax rate for the three months ended March 31, 2022, compared with the three months ended March 31, 2021, was primarily attributable to (i) a $5 million discrete tax benefit recorded in the three months ended March 31, 2022 related to various tax items, and (ii) a $2 million discrete tax benefit recorded in the three months ended March 31, 2022 related to the effective settlement of certain issues with tax authorities, partially offset by (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items, and (ii) $9 million and $13 million discrete tax benefits recorded in the three months ended March 31, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,		%
	2022	2021	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.26	$1.17	8
Purchase accounting adjustments—net of tax	0.06	0.07	(14)
Acquisition-related costs—net of tax	—	0.01	*
Certain significant items—net of tax	—	0.01	*
Non-GAAP adjusted EPS—diluted	$1.32	$1.26	5
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Interest expense, net of capitalized interest	$53	$57
Interest income	2	1
Income taxes	145	142
Depreciation	61	56
Amortization	13	9

28 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Purchase accounting adjustments:
Amortization and depreciation	$40	$44
Total purchase accounting adjustments—pre-tax	40	44
Income taxes(a)	10	10
Total purchase accounting adjustments—net of tax	30	34
Acquisition-related costs:
Integration costs	2	3
Restructuring costs	—	2
Total acquisition-related costs—pre-tax	2	5
Income taxes(a)	1	1
Total acquisition-related costs—net of tax	1	4
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	2	7
Certain asset impairment charges	—	1
Other	(2)	—
Total certain significant items—pre-tax	—	8
Income taxes(a)	1	2
Total certain significant items—net of tax	(1)	6
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$30	$44
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes tax benefits related to a deferred adjustment as a result of a change in tax basis for the three months ended March 31, 2022 and a remeasurement of deferred taxes as a result of changes in statutory tax rates for the three months ended March 31, 2022 and 2021.
(b)    For the three months ended March 31, 2022, primarily represents product transfer costs.
For the three months ended March 31, 2021, primarily represents product transfer costs and employee termination costs related to cost-reduction and productivity initiatives and the CEO transition.

29 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2022	2021
Cost of sales:
Purchase accounting adjustments	$1	$2
Inventory write-offs	—	1
Other	3	3
Total Cost of sales	4	6

Selling, general & administrative expenses:
Purchase accounting adjustments	7	8
Total Selling, general & administrative expenses	7	8

Amortization of intangible assets:
Purchase accounting adjustments	32	34
Total Amortization of intangible assets	32	34

Restructuring charges and certain acquisition-related costs:
Integration costs	2	3
Employee termination costs	—	4
Exit costs	—	2
Total Restructuring charges and certain acquisition-related costs	2	9

Other (income)/deductions—net:
Other	(3)	—
Total Other (income)/deductions—net	(3)	—

Provision for taxes on income	12	13

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$30	$44

Analysis of the condensed consolidated statements of comprehensive income
Changes in other comprehensive income for the periods presented are primarily related to foreign currency translation adjustments and unrealized gains/(losses) on derivative instruments. The foreign currency translation adjustment changes result from the strengthening or weakening of the U.S. dollar as compared to the currencies in the countries in which we do business. Unrealized gains/(losses) on the changes in the fair value of derivative instruments are recorded within Accumulated other comprehensive income/(loss) and reclassified into earnings depending on the nature and purpose of the financial instrument, as described in Note 9. Financial Instruments of the Notes to Condensed Consolidated Financial Statements.
Analysis of the condensed consolidated balance sheets
March 31, 2022 vs. December 31, 2021
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased primarily due to higher net sales in the period and timing of customer payments.
Inventories increased primarily as a result of the build-up of certain products for increased demand and new product launches, as well as the timing of shipments.
Other current assets increased primarily due to the mark-to-market adjustment of derivative instruments, higher prepaid expenses and the reclassification of a derivative instrument maturing within one year from Other noncurrent assets, partially offset by the timing of income tax payments.
Other noncurrent assets increased primarily due to a reclassification of collateral received related to derivative contracts to Other current liabilities, partially offset by the reclassification of a derivative instrument maturing within one year to Other current assets.
Accounts payable decreased as a result of the timing of vendor payments.
Accrued expenses decreased primarily as a result of the timing of payments of customer rebates from the prior period and the timing of payments for accrued interest.

30 |

Accrued compensation and related items decreased due to the payments of 2021 annual incentive bonuses and savings plan contributions to eligible employees, as well as payments for sales incentive bonuses, partially offset by the accrual of 2022 annual incentive bonuses and savings plan contributions to eligible employees, sales incentive bonus accrual and the timing of the payment of payroll taxes.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments, the tax impact of various acquisitions and the impact of the remeasurement of deferred taxes as a result of changes in tax rates.
Other current liabilities increased primarily due to a reclassification of collateral received related to derivative contracts from Other noncurrent assets and the mark-to-market adjustment of derivative instruments.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$309	$400	(23)
Investing activities	(118)	(63)	87
Financing activities	(545)	(339)	61
Effect of exchange-rate changes on cash and cash equivalents	4	—	*
Net decrease in cash and cash equivalents	$(350)	$(2)	*
*Calculation not meaningful.
Operating activities
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Net cash provided by operating activities was $309 million for the three months ended March 31, 2022, and $400 million for the three months ended March 31, 2021. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and the inventory build-up of certain products for increased demand, partially offset by higher cash earnings.
Investing activities
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Our net cash used in investing activities was $118 million for the three months ended March 31, 2022, compared with net cash used in investing activities of $63 million for the three months ended March 31, 2021. The net cash used in investing activities for 2022 was primarily due to capital expenditures. The net cash used in investing activities for 2021 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds from cross-currency interest rate swaps.
Financing activities
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Our net cash used in financing activities was $545 million for the three months ended March 31, 2022, compared with net cash used in financing activities of $339 million for the three months ended March 31, 2021. The net cash used in financing activities for 2022 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for 2021 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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

31 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
Cash and cash equivalents	$3,135	$3,485
Accounts receivable, net(a)	1,222	1,133
Current portion of long-term debt	1,350	—
Long-term debt, net of discount and issuance costs	5,228	6,592
Working capital	3,803	5,133
Ratio of current assets to current liabilities	2.25:1	3.86:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the three months ended March 31, 2022 compared with December 31, 2021, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of March 31, 2022 and December 31, 2021. There were no amounts drawn under the credit facility as of March 31, 2022 or December 31, 2021.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2022, we had access to $64 million of lines of credit which expire at various times through 2022 and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2022 and December 31, 2021.
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
On May 12, 2020, we issued $1.25 billion aggregate principal amount of our senior notes (2020 senior notes), with an original issue discount of $10 million. These notes are comprised of $750 million aggregate principal amount of 2.000% senior notes due 2030 and $500 million aggregate principal amount of 3.000% senior notes due 2050. On October 13, 2020, the net proceeds were used to repay the $500 million aggregate principal amount of our 3.450% 2015 senior notes due 2020 and the remainder is being used for general corporate purposes. On August 20, 2018, we issued $1.5 billion aggregate principal amount of our senior notes (2018 senior notes), with an original issue discount of $4 million. On September 12, 2017, we issued $1.25 billion aggregate principal amount of our senior notes (2017 senior notes), with an original issue discount of $7 million. On November 13, 2015, we issued $1.25 billion aggregate principal amount of our senior notes (2015 senior notes), with an original issue discount of $2 million. On January 28, 2013, we issued $3.65 billion aggregate principal amount of our senior notes (2013 senior notes offering) in a private placement, with an original issue discount of $10 million.
The 2013, 2015, 2017, 2018 and 2020 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our

32 |

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
Share Repurchase Program
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. During the first three months of 2022, approximately 1.9 million shares were repurchased for $361 million under this program. As of March 31, 2022, there was approximately $319 million remaining under this authorization. In December 2021, the company's Board of Directors authorized an additional $3.5 billion share repurchase program. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2022 and December 31, 2021, recorded amounts for the estimated fair value of these indemnifications are not significant.

33 |

New accounting standards
Recently Issued Accounting Standards Not Adopted as of March 31, 2022
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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
In particular, forward-looking statements include statements relating to the impact of the COVID-19 pandemic, our 2022 financial guidance, future actions, business plans or prospects, prospective products, product approvals or products under development, product supply disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
•the impact of the COVID-19 global pandemic on our business, global supply chain, customers and workforce;
•adverse global economic conditions, including the current crisis in Ukraine and inflation;
•a cyber-attack, information security breach or other misappropriation of our data;
•unanticipated safety, quality or efficacy concerns or issues about our products;
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
•governmental laws and regulations affecting domestic and foreign operations, including without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending or possible future proposals; and
•governmental laws and regulations affecting our interactions with veterinary healthcare providers.
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

34 |

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
For a complete discussion of our exposure to interest rate and foreign exchange risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes from the information discussed therein.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2022, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

35 |

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I— Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Statements and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2021 Annual Report on Form 10-K.
The COVID-19 pandemic has negatively affected the global economy; has disrupted our and our customers', suppliers', and vendors' operations; has negatively affected certain elements of our business and operations; and may materially adversely affect our business, financial condition, results of operations and/or cash flows.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 has had, and may continue to have, an adverse impact on our operations, sales and delivery and global supply chains. The spread of COVID-19 has resulted in authorities in various jurisdictions in which we operate implementing numerous measures since late 2019 to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns of non-essential businesses. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to continue to perform critical functions could be harmed.
The COVID-19 pandemic has and may continue to impact our global supply chain as we experience disruptions or delays in shipments of certain materials or components of our products. Any prolonged component shortages or supply chain disruption may result in manufacturing or R&D delays and could limit our ability to meet customer demand or otherwise adversely impact our revenue, and may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
The COVID-19 pandemic also has and may continue to reduce demand for some of our products as a result of the negative impact it has had and may continue to have on our customers. In particular, our livestock customers have been and may continue to be challenged by voluntary or mandatory facility closures, reduced packing plant capacity, travel bans and quarantines inhibiting consumption of protein and transportation of live animals, and labor shortages negatively impacting their operations. For example, a number of significant meat processing plants were closed temporarily in 2020 after employees tested positive for COVID-19, and plants continue to experience periodic disruptions. The resulting reduction in demand for some of our products has negatively impacted our business, financial condition, results of operations and cash flows and may have a material adverse effect on our business, financial condition, results of operations and/or cash flows, if such demand reduction accelerates or is prolonged.
Additionally, many of our workforce continue to work remotely as a result of the pandemic. Remote working arrangements could result in additional complexity or inefficiency or increase operational risks, including, but not limited to, risks associated with cybersecurity, information technology and systems which could have a material adverse effect on our business.
We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to continue to impact our business, financial condition, results of operations and/or cash flows in 2022. Weak global economic conditions also may exacerbate the ongoing impact of the pandemic. The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Risk Factors section and the Risk Factors section in our 2021 Annual Report on Form 10-K, any of which could have a material effect on us. This situation continues to change rapidly, especially as new variants of the virus are identified and additional impacts may arise that we are not aware of currently.
Our business is subject to risk based on global economic and political conditions.
Macroeconomic, business, political and financial disruptions, including the risks associated with the crisis resulting from Russia’s invasion of Ukraine and the imposition of sanctions and business disruptions as well as inflation, could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions, sanctions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns and geopolitical instability may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Moreover, customers may seek lower price alternatives to our products if they are negatively impacted by poor economic conditions. Infectious disease outbreaks, pandemics, sanctions, geopolitical instability and widespread fear of spreading disease through human contact can cause disruptions to or negatively impact our customers’ and our distributors’ business operations, which could materially adversely affect our operating results. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets and as a result of the crisis resulting from Russia’s invasion of Ukraine, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurances that such procedures and measures will effectively limit such risks and avoid losses.

36 |

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
March 31, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2022	299,132	$197.68	298,050	$621,856,546
February 1 - February 28, 2022	1,182,013	$195.89	934,767	$439,479,319
March 1 - March 31, 2022	626,074	$191.93	624,401	$319,332,297
	2,107,219	$194.96	1,857,218	$319,332,297
(a)     The company repurchased 250,001 shares during the three-month period ended March 31, 2022 that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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

37 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 5, 2022	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

May 5, 2022	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

38 |