Form 10-Q
period 2022-06-30
Zoetis Inc.
filed 2022-08-04
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 29, 2022, there were 468,138,568 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2022	2021	2022	2021
Revenue	$2,052	$1,948	$4,038	$3,819
Costs and expenses:
Cost of sales	625	568	1,194	1,117
Selling, general and administrative expenses	529	495	994	904
Research and development expenses	135	120	257	238
Amortization of intangible assets	37	41	78	81
Restructuring charges and certain acquisition-related costs	1	21	3	30
Interest expense, net of capitalized interest	53	57	106	114
Other (income)/deductions—net	2	10	9	12
Income before provision for taxes on income	670	636	1,397	1,323
Provision for taxes on income	141	125	274	254
Net income before allocation to noncontrolling interests	529	511	1,123	1,069
Less: Net loss attributable to noncontrolling interests	—	(1)	(1)	(2)
Net income attributable to Zoetis Inc.	$529	$512	$1,124	$1,071
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.13	$1.08	$2.39	$2.25
Diluted	$1.12	$1.07	$2.38	$2.24
Weighted-average common shares outstanding:
Basic	470.0	474.8	471.1	475.2
Diluted	471.5	477.0	472.8	477.5
Dividends declared per common share	$0.325	$0.250	$0.650	$0.500

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Net income before allocation to noncontrolling interests	$529	$511	$1,123	$1,069
Other comprehensive (loss)/income, net of tax(a):
Unrealized gains/(losses) on derivatives for cash flow hedges, net of tax of $7 and $(5) for the three months ended June 30, 2022 and 2021; and $14 and $6 for the six months ended June 30, 2022 and 2021, respectively	22	(19)	48	20
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $9 and $(2) for the three months ended June 30, 2022 and 2021; and $13 and $5 for the six months ended June 30, 2022 and 2021, respectively	33	(8)	45	17
Foreign currency translation adjustments	(73)	37	(52)	70
Benefit plans: Actuarial gain, net of tax(b)	—	—	1	—
Total other comprehensive (loss)/income, net of tax	(18)	10	42	107
Comprehensive income before allocation to noncontrolling interests	511	521	1,165	1,176
Less: Comprehensive loss attributable to noncontrolling interests	—	(1)	(1)	(2)
Comprehensive income attributable to Zoetis Inc.	$511	$522	$1,166	$1,178
(a) Presented net of reclassification adjustments, which are not significant in any period presented.
(b) Presented net of tax impacts, which are not significant in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$2,652	$3,485
Accounts receivable, less allowance for doubtful accounts of $24 in 2022 and $17 in 2021	1,291	1,133
Inventories	2,205	1,923
Other current assets	503	389
Total current assets	6,651	6,930
Property, plant and equipment, less accumulated depreciation of $2,193 in 2022 and $2,072 in 2021	2,559	2,422
Operating lease right of use assets	193	181
Goodwill	2,720	2,682
Identifiable intangible assets, less accumulated amortization	1,390	1,474
Noncurrent deferred tax assets	110	100
Other noncurrent assets	147	111
Total assets	$13,770	$13,900

Liabilities and Equity
Short-term borrowings	$2	$—
Current portion of long-term debt	1,350	—
Accounts payable	430	436
Dividends payable	153	154
Accrued expenses	696	710
Accrued compensation and related items	237	392
Income taxes payable	68	38
Other current liabilities	115	67
Total current liabilities	3,051	1,797
Long-term debt, net of discount and issuance costs	5,221	6,592
Noncurrent deferred tax liabilities	274	320
Operating lease liabilities	161	151
Other taxes payable	250	257
Other noncurrent liabilities	233	239
Total liabilities	9,190	9,356
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 468,613,448 and 472,574,090 shares outstanding at June 30, 2022, and December 31, 2021, respectively	5	5
Treasury stock, at cost, 33,277,795 and 29,317,153 shares of common stock at June 30, 2022 and December 31, 2021, respectively	(3,766)	(2,952)
Additional paid-in capital	1,059	1,068
Retained earnings	8,004	7,186
Accumulated other comprehensive loss	(722)	(764)
Total Zoetis Inc. equity	4,580	4,543
Equity attributable to noncontrolling interests	—	1
Total equity	4,580	4,544
Total liabilities and equity	$13,770	$13,900
(a)    As of June 30, 2022 and December 31, 2021, includes $4 million and $3 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended June 30, 2022
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2022	501.9	$5	30.7	$(3,317)	$1,046	$7,628	$(704)	$—	$4,658
Net income	—	—	—	—	—	529	—	—	529
Other comprehensive loss	—	—	—	—	—	—	(18)	—	(18)
Share-based compensation awards (b)	—	—	—	2	13	—	—	—	15
Treasury stock acquired (c)	—	—	2.6	(451)	—	—	—	—	(451)
Dividends declared	—	—	—	—	—	(153)	—	—	(153)
Balance, June 30, 2022	501.9	$5	33.3	$(3,766)	$1,059	$8,004	$(722)	$—	$4,580

Three months ended June 30, 2021
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2021	501.9	$5	26.9	$(2,412)	$1,030	$6,099	$(633)	$3	$4,092
Net income/(loss)	—	—	—	—	—	512	—	(1)	511
Other comprehensive income	—	—	—	—	—	—	10	—	10
Share-based compensation awards (b)	—	—	(0.2)	10	14	—	—	—	24
Treasury stock acquired (c)	—	—	1.0	(166)	—	—	—	—	(166)
Dividends declared	—	—	—	—	—	(119)	—	—	(119)
Balance, June 30, 2021	501.9	$5	27.7	$(2,568)	$1,044	$6,492	$(623)	$2	$4,352
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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Six months ended June 30, 2022
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—	—	—	1,124	—	(1)	1,123
Other comprehensive income	—	—	—	—	—	—	42	—	42
Share-based compensation awards (b)	—	—	(0.5)	(2)	(10)	—	—	—	(12)
Treasury stock acquired (c)	—	—	4.5	(812)	—	—	—	—	(812)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(306)	—	—	(306)
Balance, June 30, 2022	501.9	$5	33.3	$(3,766)	$1,059	$8,004	$(722)	$—	$4,580

Six months ended June 30, 2021
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income/(loss)	—	—	—	—	—	1,071	—	(2)	1,069
Other comprehensive income	—	—	—	—	—	—	107	—	107
Share-based compensation awards (b)	—	—	(1.0)	9	(22)	—	—	—	(13)
Treasury stock acquired (c)	—	—	2.1	(347)	—	—	—	—	(347)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(238)	—	—	(238)
Balance, June 30, 2021	501.9	$5	27.7	$(2,568)	$1,044	$6,492	$(623)	$2	$4,352

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(MILLIONS OF DOLLARS)	2022	2021
Operating Activities
Net income before allocation to noncontrolling interests	$1,123	$1,069
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	231	221
Share-based compensation expense	31	29
Asset write-offs and asset impairments	2	14
Net loss on sale of assets	—	3
Provision for losses on inventory	31	25
Deferred taxes	(76)	(24)
Employee benefit plan contribution from Pfizer Inc.	1	1
Other non-cash adjustments	13	7
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(182)	(149)
Inventories	(312)	(206)
Other assets	(34)	(36)
Accounts payable	(6)	(91)
Other liabilities	(206)	21
Other tax accounts, net	29	(3)
Net cash provided by operating activities	645	881
Investing Activities
Capital expenditures	(261)	(190)
Acquisitions	(93)	(14)
Purchase of investments	(7)	—
Settlement on swaps designated as net investment hedges	40	2
Net cash used in investing activities	(321)	(202)
Financing Activities
Increase in short-term borrowings, net	2	—
Payment of consideration related to previous acquisitions	—	(5)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(38)	(39)
Purchases of treasury stock	(812)	(347)
Cash dividends paid	(307)	(238)
Net cash used in financing activities	(1,155)	(629)
Effect of exchange-rate changes on cash and cash equivalents	(2)	4
Net (decrease)/increase in cash and cash equivalents	(833)	54
Cash and cash equivalents at beginning of period	3,485	3,604
Cash and cash equivalents at end of period	$2,652	$3,658

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$316	$315
Interest, net of capitalized interest	121	127
Amounts included in the measurement of lease liabilities	25	23
Non-cash transactions:
Capital expenditures	5	4
Lease obligations obtained in exchange for right-of-use assets	41	7
Dividends declared, not paid	153	119
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, other pharmaceutical products, anti-infectives, animal health diagnostics and medicated feed additives.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 31, 2022 and May 31, 2021.
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
•other pharmaceutical products: pain and sedation, antiemetic, reproductive and oncology products;
•anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;
•animal health diagnostics: blood, urine and fecal analysis testing capabilities, including point-of-care diagnostic products, instruments and reagents, rapid immunoassay tests, reference laboratory kits and services and blood glucose monitors; and
7 |

•medicated feed additives: products added to animal feed that provide medicines to livestock.
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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
United States	$1,091	$1,004	$2,111	$1,937
Australia	80	69	145	126
Brazil	86	75	163	149
Canada	67	67	116	113
Chile	34	34	75	68
China	96	94	199	217
France	31	32	63	67
Germany	46	50	89	88
Italy	32	32	62	57
Japan	41	50	100	97
Mexico	33	34	68	67
Spain	35	33	68	64
United Kingdom	51	43	115	112
Other developed markets	118	112	233	223
Other emerging markets	193	199	395	398
	2,034	1,928	4,002	3,783
Contract manufacturing & human health	18	20	36	36
Total Revenue	$2,052	$1,948	$4,038	$3,819

8 |

Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
U.S.
Companion animal	$895	$794	$1,669	$1,452
Livestock	196	210	442	485
	1,091	1,004	2,111	1,937
International
Companion animal	471	435	960	853
Livestock	472	489	931	993
	943	924	1,891	1,846
Total
Companion animal	1,366	1,229	2,629	2,305
Livestock	668	699	1,373	1,478
Contract manufacturing & human health	18	20	36	36
Total Revenue	$2,052	$1,948	$4,038	$3,819
Revenue by species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Companion Animal:
Dogs and Cats	$1,303	$1,161	$2,502	$2,177
Horses	63	68	127	128
	1,366	1,229	2,629	2,305
Livestock:
Cattle	328	342	692	741
Swine	144	161	298	351
Poultry	121	134	245	265
Fish	47	39	91	76
Sheep and other	28	23	47	45
	668	699	1,373	1,478
Contract manufacturing & human health	18	20	36	36
Total Revenue	$2,052	$1,948	$4,038	$3,819
Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Parasiticides	$536	$460	$995	$850
Vaccines	446	417	851	830
Dermatology	319	285	630	533
Other pharmaceuticals	265	248	519	474
Anti-infectives	233	259	518	580
Animal health diagnostics	87	99	185	188
Medicated feed additives	85	103	183	215
Other non-pharmaceuticals	63	57	121	113
	2,034	1,928	4,002	3,783
Contract manufacturing & human health	18	20	36	36
Total Revenue	$2,052	$1,948	$4,038	$3,819

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2021 and 2020, and subsequently recognized as revenue during the first six months of 2022 and 2021 were approximately $2 million and $8 million, respectively. Contract liabilities as of June 30, 2022 and December 31, 2021 were approximately $14 million and $12 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2022 is not material.

9 |

5. Acquisitions
During the second quarter of 2022, we completed the acquisition of Basepaws, a privately held petcare genetics company based in the U.S., which provides pet owners with genetic tests, analytics and early health risk assessments that can help manage the health, wellness and quality of care for their pets. This transaction did not have a significant impact on our consolidated financial statements.
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
6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems. In connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the consolidated company, which may include charges related to employees, assets and activities that will not continue in the consolidated company. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as enabling functions such as information technology, shared services and corporate operations.
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$2	$3	$5
Restructuring charges(b):
Employee termination costs	—	6	—	10
Asset impairment charges	—	13	—	13
Exit costs	—	—	—	2
Total Restructuring charges and certain acquisition-related costs	$1	$21	$3	$30
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the three and six months ended June 30, 2021 primarily represents asset impairment charges related to the consolidation of manufacturing sites in China and employee termination and exit costs associated with cost-reduction and productivity initiatives.

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2021(a)	$25
Utilization and other(b)	(8)
Balance, June 30, 2022(a)	$17
(a)     At June 30, 2022 and December 31, 2021, included in Accrued expenses ($6 million and $14 million, respectively) and Other noncurrent liabilities ($11 million).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Royalty-related income	$(1)	$(2)	$(2)	$(4)
Interest income	(5)	(2)	(7)	(3)
Net loss on sale of assets(a)	—	3	—	3
Foreign currency loss(b)	14	9	25	12
Other, net	(6)	2	(7)	4
Other (income)/deductions—net	$2	$10	$9	$12
(a)    For the three and six months ended June 30, 2021, represents a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
(b)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.

10 |

8. Income Taxes
A. Taxes on Income
Our effective tax rate was 21.0% for the three months ended June 30, 2022, compared with 19.7% for the three months ended June 30, 2021. The higher effective tax rate for the three months ended June 30, 2022, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items;
•a $3 million discrete tax expense recorded in the three months ended June 30, 2022 related to changes in valuation allowances; and
•a $1 million and $4 million discrete tax benefit recorded in the three months ended June 30, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments.
Our effective tax rate was 19.6% for the six months ended June 30, 2022, compared with 19.2% for the six months ended June 30, 2021. The higher effective tax rate for the six months ended June 30, 2022, was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items; and
•a $10 million and $17 million discrete tax benefit recorded in the six months ended June 30, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments, partially offset by:
•a $6 million discrete tax benefit recorded in the six months ended June 30, 2022 related to various tax items.
B. Deferred Taxes
As of June 30, 2022, the total net deferred income tax liability of $164 million is included in Noncurrent deferred tax assets ($110 million) and Noncurrent deferred tax liabilities ($274 million).
As of December 31, 2021, the total net deferred income tax liability of $220 million is included in Noncurrent deferred tax assets ($100 million) and Noncurrent deferred tax liabilities ($320 million).
C. Tax Contingencies
As of June 30, 2022, the net tax liabilities associated with uncertain tax positions of $188 million (exclusive of interest and penalties related to uncertain tax positions of $16 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($187 million).
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
We were in compliance with all financial covenants as of June 30, 2022 and December 31, 2021. There were no amounts drawn under the credit facility as of June 30, 2022 or December 31, 2021.

11 |

We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2022, we had access to $51 million of lines of credit which expire at various times through 2022 and are generally renewed annually. There were $2 million of borrowings outstanding related to these facilities as of June 30, 2022 and no borrowings outstanding related to these facilities as of December 31, 2021.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2022 and December 31, 2021, there was no commercial paper outstanding under this program.
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
The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
3.250% 2013 senior notes due 2023	$1,350	$1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(58)	(60)
Less current portion of long-term debt	1,350	—
Cumulative fair value adjustment for interest rate swap contracts	(21)	2
Long-term debt, net of discount and issuance costs	$5,221	$6,592
The fair value of our long-term debt was $4,929 million and $7,443 million as of June 30, 2022 and December 31, 2021, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).

12 |

The principal amount of long-term debt outstanding, as of June 30, 2022, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2022	2023	2024	2025	2026	2026	Total
Maturities	$—	$1,350	$—	$750	$—	$4,550	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $53 million and $106 million for the three and six months ended June 30, 2022, respectively, and $57 million and $114 million for the three and six months ended June 30, 2021, respectively. Capitalized interest expense was $6 million and $11 million for the three and six months ended June 30, 2022, respectively, and $4 million and $9 million for the three and six months ended June 30, 2021, respectively.
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
•For cross-currency interest rate swaps, which are designated as a hedge against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statement of Cash Flows. These cross-currency interest rate swap contracts have varying maturities of up to three years.
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
•As of June 30, 2022, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023, and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR or the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on three-month LIBOR or daily SOFR plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in LIBOR or SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of June 30, 2022, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.00% senior notes due 2030. The amounts recorded during the three and six months ended June 30, 2022 for changes in the fair value of these hedges are not material to our consolidated financial statements.

13 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	June 30,	December 31,
(MILLIONS)	2022	2021
Foreign currency forward-exchange contracts	$2,261	$1,749

Cross-currency interest rate swap contracts (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$650	$550

Fixed-to-floating interest rate swap contracts	$250	$200
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2022	2021
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$29	$16
Foreign currency forward-exchange contracts	Other current liabilities	(17)	(15)
Total derivatives not designated as hedging instruments		$12	$1

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other current assets	$66	$—
Forward-starting interest rate swap contracts	Other noncurrent assets	9	17
Forward-starting interest rate swap contracts	Other current liabilities	(1)	—
Forward-starting interest rate swap contracts	Other noncurrent liabilities	—	(5)
Cross-currency interest rate swap contracts	Other current assets	34	12
Cross-currency interest rate swap contracts	Other noncurrent assets	21	14
Cross-currency interest rate swap contracts	Other current liabilities	—	(3)
Cross-currency interest rate swap contracts	Other noncurrent liabilities	(1)	—
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	—	2
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(22)	—
Total derivatives designated as hedging instruments		106	37
Total derivatives		$118	$38
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At June 30, 2022, there was $43 million of collateral received and $14 million of collateral posted related to derivative contracts recorded in Other current liabilities and Other current assets, respectively. At December 31, 2021, there was $23 million of collateral received related to interest rate swap contracts and cross-currency interest rate swaps recorded in Other noncurrent assets.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Foreign currency forward-exchange contracts	$(20)	$(6)	$(26)	$(11)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

14 |

The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Forward-starting interest rate swap contracts	$21	$(20)	$47	$19
Cross-currency interest rate swap contracts	$33	$(8)	$45	$17
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Cross-currency interest rate swap contracts	$4	$3	$7	$6
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.
10. Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
Finished goods	$971	$888
Work-in-process	791	696
Raw materials and supplies	443	339
Inventories	$2,205	$1,923
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2021	$1,424	$1,258	$2,682
Additions	61	—	61
Other(a)	—	(23)	(23)
Balance, June 30, 2022	$1,485	$1,235	$2,720
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,256 million and $3,218 million as of June 30, 2022 and December 31, 2021, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of June 30, 2022 and December 31, 2021.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2022			As of December 31, 2021
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,922	$(1,007)	$915	$1,933	$(949)	$984
Brands and tradenames	430	(266)	164	426	(260)	166
Other	484	(348)	136	473	(335)	138
Total finite-lived intangible assets	2,836	(1,621)	1,215	2,832	(1,544)	1,288
Indefinite-lived intangible assets:
Brands and tradenames	91	—	91	91	—	91
In-process research and development	77	—	77	88	—	88
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	175	—	175	186	—	186
Identifiable intangible assets	$3,011	$(1,621)	$1,390	$3,018	$(1,544)	$1,474

15 |

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $47 million and $99 million for the three and six months ended June 30, 2022, respectively and $52 million and $103 million for the three and six months ended June 30, 2021, respectively.
12. Share-based Payments
The Zoetis 2013 Equity and Incentive Plan (the Equity Plan) provides long-term incentives to our employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock units (DSUs), performance-vesting restricted stock units (PSUs) and other equity-based or cash-based awards. At our 2022 Annual Shareholder Meeting on May 19, 2022, our shareholders approved our Amended and Restated Equity Plan, which, among other things, increased the number of shares approved for issuance from 25 million shares to 30 million shares.
The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Stock options / stock appreciation rights	$3	$3	$5	$5
RSUs / DSUs	8	9	17	17
PSUs	4	4	9	7
Share-based compensation expense—total(a)	$15	$16	$31	$29
(a) Amounts capitalized to inventory were not material for the three and six months ended June 30, 2022 and 2021.
During the six months ended June 30, 2022, the company granted 235,900 stock options with a weighted-average exercise price of $201.23 per stock option and a weighted-average fair value of $51.13 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.81%; expected dividend yield of 0.64%; expected stock price volatility of 27.64%; and expected term of 4.9 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2022, the company granted 201,241 RSUs, with a weighted-average grant date fair value of $201.33 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2022, the company granted 104,113 PSUs with a weighted-average grant date fair value of $235.52 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 28.4% and 38.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. This program was completed as of June 30, 2022. In December 2021, the company's Board of Directors authorized an additional $3.5 billion share repurchase program. As of June 30, 2022, there was approximately $3.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.

16 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	(Losses)/Gains	Loss
Balance, December 31, 2021	$4	$5	$(756)	$(17)	$(764)
Other comprehensive income/(loss), net of tax	48	45	(52)	1	42
Balance, June 30, 2022	$52	$50	$(808)	$(16)	$(722)

Balance, December 31, 2020	$(15)	$(37)	$(655)	$(23)	$(730)
Other comprehensive income, net of tax	20	17	70	—	107
Balance, June 30, 2021	$5	$(20)	$(585)	$(23)	$(623)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net income before allocation to noncontrolling interests	$529	$511	$1,123	$1,069
Less: Net loss attributable to noncontrolling interests	—	(1)	(1)	(2)
Net income attributable to Zoetis Inc.	$529	$512	$1,124	$1,071
Denominator
Weighted-average common shares outstanding	470.0	474.8	471.1	475.2
Common stock equivalents: stock options, RSUs, PSUs and DSUs	1.5	2.2	1.7	2.3
Weighted-average common and potential dilutive shares outstanding	471.5	477.0	472.8	477.5

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.13	$1.08	$2.39	$2.25
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.12	$1.07	$2.38	$2.24
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three and six months ended June 30, 2022 and 2021.
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

18 |

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
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. On May 24, 2022, the General Court resumed all proceedings involved with the Excess Profit Rulings cases, including Zoetis. The company has not reflected any potential benefits in its consolidated financial statements as of June 30, 2022 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2022, recorded amounts for the estimated fair value of these indemnifications were not significant.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, other pharmaceuticals, anti-infectives, animal health diagnostics and medicated feed additives, for both companion animal and livestock customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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
•    Corporate, includes enabling functions such as information technology, facilities, legal, finance, human resources, business development, certain diagnostic costs and communications, among others. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.
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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
U.S.
Revenue	$1,091	$1,004
Cost of sales	198	192
Gross profit	893	812
Gross margin	81.9%	80.9%
Operating expenses	207	170
Other (income)/deductions-net	(7)	1
U.S. Earnings	693	641	$15	$14

International
Revenue(b)	943	924
Cost of sales	288	278
Gross profit	655	646
Gross margin	69.5%	69.9%
Operating expenses	161	147
Other (income)/deductions-net	(2)	—
International Earnings	496	499	23	18

Total operating segments	1,189	1,140	38	32

Other business activities	(111)	(98)	7	7
Reconciling Items:
Corporate	(267)	(262)	31	28
Purchase accounting adjustments	(40)	(44)	40	44
Acquisition-related costs	(1)	(2)	—	—
Certain significant items(c)	(4)	(24)	—	—
Other unallocated	(96)	(74)	1	1
Total Earnings(d)	$670	$636	$117	$112
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $204 million and $209 million for the three months ended June 30, 2022 and 2021, respectively.
(c)    For the three months ended June 30, 2022, primarily represents inventory charges related to the consolidation of manufacturing sites in China.
For the three months ended June 30, 2021, primarily represents asset impairment charges related to the consolidation of manufacturing sites in China, employee termination costs related to cost-reduction and productivity initiatives and a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
(d)    Defined as income before provision for taxes on income.

20 |

	Earnings		Depreciation and Amortization(a)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
U.S.
Revenue	$2,111	$1,937
Cost of sales	383	376
Gross profit	1,728	1,561
Gross margin	81.9%	80.6%
Operating expenses	372	301
Other (income)/deductions-net	(7)	2
U.S. Earnings	1,363	1,258	$28	$27

International
Revenue(b)	1,891	1,846
Cost of sales	553	560
Gross profit	1,338	1,286
Gross margin	70.8%	69.7%
Operating expenses	306	277
Other (income)/deductions-net	(2)	—
International Earnings	1,034	1,009	41	35

Total operating segments	2,397	2,267	69	62

Other business activities	(209)	(195)	14	14
Reconciling Items:
Corporate	(526)	(492)	66	55
Purchase accounting adjustments	(80)	(88)	80	88
Acquisition-related costs	(3)	(7)	—	—
Certain significant items(c)	(4)	(32)	—	—
Other unallocated	(178)	(130)	2	2
Total Earnings(d)	$1,397	$1,323	$231	$221
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $407 million and $401 million for the six months ended June 30, 2022 and 2021, respectively.
(c)    For the six months ended June 30, 2022, primarily represents inventory charges related to the consolidation of manufacturing sites in China and product transfer costs, partially offset by other items.
For the six months ended June 30, 2021, primarily represents asset impairment charges related to the consolidation of manufacturing sites in China, employee termination costs related to cost-reduction and productivity initiatives and a net loss related to the sale of certain assets of our poultry automation business located in the U.S. and Canada.
(d)    Defined as income before provision for taxes on income.

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
A summary of our 2022 performance compared with the comparable 2021 period follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational(a)
Revenue	$2,052	$1,948	5	(3)	8
Net income attributable to Zoetis	529	512	3	(12)	15
Adjusted net income(a)	567	566	—	(9)	9

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational(a)
Revenue	$4,038	$3,819	6	(3)	9
Net income attributable to Zoetis	1,124	1,071	5	(8)	13
Adjusted net income(a)	1,192	1,169	2	(6)	8
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

22 |

Global Supply Chain Disruption
We continue to experience isolated supply chain challenges for certain products. Some of these challenges are expected to continue throughout the remainder of 2022, but are being managed by our global manufacturing network through certain supply chain optimizations, controlled launches for new products in additional markets and customer coordination.
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
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: the impact of the COVID-19 pandemic discussed above, global macroeconomic conditions, including global supply chain disruption and Russia’s invasion of Ukraine discussed above, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, inflation, competitive dynamics, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2022, approximately 43% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2022, approximately 57% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 3% from changes in foreign currency values relative to the U.S. dollar.
We have accounted for operations in Venezuela and Argentina as highly inflationary since the date the prior three-year cumulative inflation rate surpassed 100%. Effective in the second quarter of 2022, we have accounted for operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate exceeded 100%. Revenue, earnings and balances of underlying net assets of our operations in these three markets are not material to our results of operations or financial position.
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

23 |

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Revenue	$2,052	$1,948	5	$4,038	$3,819	6
Costs and expenses:
Cost of sales	625	568	10	1,194	1,117	7
% of revenue	30.5%	29.2%		29.6%	29.2%
Selling, general and administrative expenses	529	495	7	994	904	10
% of revenue	26%	25%		25%	24%
Research and development expenses	135	120	13	257	238	8
% of revenue	7%	6%		6%	6%
Amortization of intangible assets	37	41	(10)	78	81	(4)
Restructuring charges and certain acquisition-related costs	1	21	(95)	3	30	(90)
Interest expense, net of capitalized interest	53	57	(7)	106	114	(7)
Other (income)/deductions—net	2	10	(80)	9	12	(25)
Income before provision for taxes on income	670	636	5	1,397	1,323	6
% of revenue	33%	33%		35%	35%
Provision for taxes on income	141	125	13	274	254	8
Effective tax rate	21.0%	19.7%		19.6%	19.2%
Net income before allocation to noncontrolling interests	529	511	4	1,123	1,069	5
Less: Net loss attributable to noncontrolling interests	—	(1)	*	(1)	(2)	(50)
Net income attributable to Zoetis Inc.	$529	$512	3	$1,124	$1,071	5
% of revenue	26%	26%		28%	28%
*Calculation not meaningful
Revenue
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Total revenue increased by $104 million, or 5%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, an increase of $161 million, or 8%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from new products of approximately 6%;
•price growth of approximately 3%; and
•volume growth from key dermatology products of approximately 2%, partially offset by:
•volume decrease from other in-line products of approximately 3%.
Foreign exchange decreased reported revenue growth by approximately 3%.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Total revenue increased by $219 million, or 6%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, an increase of $329 million, or 9%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from new products of approximately 5%;
•price growth of approximately 3%; and
•volume growth from key dermatology products of approximately 2%, partially offset by:
•volume decrease from other in-line products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 3%.

24 |

Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Cost of sales	$625	$568	10	$1,194	$1,117	7
% of revenue	30.5%	29.2%		29.6%	29.2%
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Cost of sales as a percentage of revenue was 30.5% in the three months ended June 30, 2022, compared with 29.2% in the three months ended June 30, 2021. The increase was primarily as a result of:
•unfavorable foreign exchange;
•unfavorable manufacturing and other costs; and
•higher freight and import costs,
partially offset by:
•price increases; and
•favorable product mix.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Cost of sales as a percentage of revenue was 29.6% in the six months ended June 30, 2022, compared with 29.2% in the six months ended June 30, 2021. The increase was primarily as a result of:
•higher freight and import costs;
•unfavorable manufacturing and other costs; and
•unfavorable foreign exchange,
partially offset by:
•favorable product mix; and
•price increases.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Selling, general and administrative expenses	$529	$495	7	$994	$904	10
% of revenue	26%	25%		25%	24%
Three months ended June 30, 2022 vs. three months ended June 30, 2021
SG&A expenses increased by $34 million, or 7%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, primarily as a result of:
•an increase in investments to support revenue growth;
•higher travel and entertainment expenses;
•investments in information technology; and
•higher freight and logistics costs,
partially offset by:
•favorable foreign exchange.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
SG&A expenses increased by $90 million, or 10%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, primarily as a result of:
•an increase in investments to support revenue growth;
•higher travel and entertainment expenses;
•an increase in certain compensation-related costs primarily due to additional headcount;
•investments in information technology;
•higher freight and logistics costs; and
•higher bad debt reserves for accounts receivables,
partially offset by:
•favorable foreign exchange.

25 |

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Research and development expenses	$135	$120	13	$257	$238	8
% of revenue	7%	6%		6%	6%
Three months ended June 30, 2022 vs. three months ended June 30, 2021
R&D expenses increased by $15 million, or 13%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•increased spending driven by project investments; and
•higher other operating costs,
partially offset by:
•favorable foreign exchange.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
R&D expenses increased by $19 million, or 8%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•increased spending driven by project investments; and
•higher other operating costs,
partially offset by:
•favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Amortization of intangible assets	$37	$41	(10)	$78	$81	(4)
Amortization of intangible assets decreased in the three and six months ended June 30, 2022 versus the comparable prior year periods primarily due to assets that became fully amortized in the current year periods.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Restructuring charges and certain acquisition-related costs	$1	$21	(95)	$3	$30	(90)
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Restructuring charges and certain acquisition-related costs were $1 million and $21 million in the three months ended June 30, 2022 and 2021, respectively. Restructuring charges and certain acquisition-related costs in the three months ended June 30, 2022 primarily consisted of integration costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in the three months ended June 30, 2021 consisted of asset impairment charges related to the consolidation of manufacturing sites in China, employee termination costs associated with cost-reduction and productivity initiatives and integration costs related to recent acquisitions.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Restructuring charges and certain acquisition-related costs were $3 million and $30 million in the six months ended June 30, 2022 and 2021, respectively. Restructuring charges and certain acquisition-related costs in the six months ended June 30, 2022 primarily consisted of integration costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in the six months ended June 30, 2021 consisted of asset impairment charges related to the consolidation of manufacturing sites in China, employee termination and exit costs associated with cost-reduction and productivity initiatives and integration costs related to recent acquisitions.

26 |

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Interest expense, net of capitalized interest	$53	$57	(7)	$106	$114	(7)
Interest expense, net of capitalized interest, decreased by 7% in the three and six months ended June 30, 2022 versus the comparable prior year periods. The decreases were primarily as a result of the redemption, upon maturity, of the $300 million aggregate principal amount of our 2018 floating rate senior notes and the $300 million aggregate principal amount of our 2018 senior notes in August 2021.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Other (income)/deductions—net	$2	$10	(80)	$9	$12	(25)
*Calculation not meaningful
The change in Other (income)/deductions—net in the three and six months ended June 30, 2022 versus the comparable prior year periods is primarily as a result of higher foreign currency losses in the current year periods, partially offset by higher interest income in the current year periods.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Provision for taxes on income	$141	$125	13	$274	$254	8
Effective tax rate	21.0%	19.7%		19.6%	19.2%
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Our effective tax rate was 21.0% for the three months ended June 30, 2022, compared with 19.7% for the three months ended June 30, 2021. The higher effective tax rate for the three months ended June 30, 2022 was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items;
•a $3 million discrete tax expense recorded in the three months ended June 30, 2022 related to changes in valuation allowances; and
•a $1 million and $4 million discrete tax benefit recorded in the three months ended June 30, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Our effective tax rate was 19.6% for the six months ended June 30, 2022, compared with 19.2% for the six months ended June 30, 2021. The higher effective tax rate for the six months ended June 30, 2022 was primarily attributable to:
•changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items; and
•a $10 million and $17 million discrete tax benefit recorded in the six months ended June 30, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments, partially offset by:
•a $6 million discrete tax benefit recorded in the six months ended June 30, 2022 related to various tax items.

27 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Companion animal	$895	$794	13	—	13
Livestock	196	210	(7)	—	(7)
	1,091	1,004	9	—	9
International
Companion animal	471	435	8	(8)	16
Livestock	472	489	(3)	(5)	2
	943	924	2	(6)	8
Total
Companion animal	1,366	1,229	11	(3)	14
Livestock	668	699	(4)	(3)	(1)
Contract manufacturing & human health	18	20	(10)	4	(14)
	$2,052	$1,948	5	(3)	8

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Companion animal	$1,669	$1,452	15	—	15
Livestock	442	485	(9)	—	(9)
	2,111	1,937	9	—	9
International
Companion animal	960	853	13	(6)	19
Livestock	931	993	(6)	(5)	(1)
	1,891	1,846	2	(6)	8
Total
Companion animal	2,629	2,305	14	(2)	16
Livestock	1,373	1,478	(7)	(4)	(3)
Contract manufacturing & human health	36	36	—	1	(1)
	$4,038	$3,819	6	(3)	9

28 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Revenue	$1,091	$1,004	9	—	9
Cost of Sales	198	192	3	—	3
Gross Profit	893	812	10	—	10
Gross Margin	81.9%	80.9%
Operating Expenses	207	170	22	—	22
Other (income)/deductions-net	(7)	1	*	*	*
U.S. Earnings	693	641	8	—	8

International
Revenue	943	924	2	(6)	8
Cost of Sales	288	278	4	—	4
Gross Profit	655	646	1	(9)	10
Gross Margin	69.5%	69.9%
Operating Expenses	161	147	10	(2)	12
Other (income)/deductions-net	(2)	—	*	*	*
International Earnings	496	499	(1)	(11)	10

Total operating segments	1,189	1,140	4	(5)	9

Other business activities	(111)	(98)	13
Reconciling Items:
Corporate	(267)	(262)	2
Purchase accounting adjustments	(40)	(44)	(9)
Acquisition-related costs	(1)	(2)	(50)
Certain significant items	(4)	(24)	(83)
Other unallocated	(96)	(74)	30
Total Earnings	$670	$636	5

29 |

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Revenue	$2,111	$1,937	9	—	9
Cost of Sales	383	376	2	—	2
Gross Profit	1,728	1,561	11	—	11
Gross Margin	81.9%	80.6%
Operating Expenses	372	301	24	—	24
Other (income)/deductions-net	(7)	2	*	*	*
U.S. Earnings	1,363	1,258	8	—	8

International
Revenue	1,891	1,846	2	(6)	8
Cost of Sales	553	560	(1)	(3)	2
Gross Profit	1,338	1,286	4	(7)	11
Gross Margin	70.8%	69.7%
Operating Expenses	306	277	10	(5)	15
Other (income)/deductions-net	(2)	—	*	*	*
International Earnings	1,034	1,009	2	(8)	10

Total operating segments	2,397	2,267	6	(3)	9

Other business activities	(209)	(195)	7
Reconciling Items:
Corporate	(526)	(492)	7
Purchase accounting adjustments	(80)	(88)	(9)
Acquisition-related costs	(3)	(7)	(57)
Certain significant items	(4)	(32)	(88)
Other unallocated	(178)	(130)	37
Total Earnings	$1,397	$1,323	6
* Calculation not meaningful.
Three months ended June 30, 2022 vs. three months ended June 30, 2021
U.S. operating segment
U.S. segment revenue increased by $87 million, or 9%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, reflecting an increase of $101 million in companion animal products, partially offset by a decrease of $14 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, primarily Simparica Trio®. The key dermatology portfolio also contributed to growth across both the Apoquel® and Cytopoint® brands.
•Livestock revenue declined due to cattle and poultry, partially offset by growth in swine. Sales of cattle products declined as a result of generic competition for Draxxin® and unfavorable conditions in beef and dairy markets, including increased input costs and dry weather conditions. The poultry portfolio declined due to the expanded use of lower cost alternatives and generic competition for Zoamix®, our alternative to antibiotics in medicated feed additives. Sales of swine products grew primarily from increased disease prevalence and favorable market conditions for producers.
U.S. segment earnings increased by $52 million, or 8%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $19 million, or 2%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021. Operational revenue increased by $76 million, or 8%, driven by growth of approximately $68 million in companion animal products, partially offset by growth of approximately $8 million in livestock products. Growth in the quarter across species was impacted by lower sales due to the war in Ukraine.
•Companion animal operational revenue growth resulted from increased sales of our recently launched monoclonal antibody (mAb) products for osteoarthritis pain, Librela® and Solensia®, as well as the key dermatology portfolio across both the Apoquel and Cytopoint brands. The Simparica portfolio, including Simparica Trio, also contributed to growth in the quarter.
•Livestock operational revenue growth was driven by increased sales in fish and cattle products, partially offset by decreased sales of swine and poultry products. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, including Chile and Norway. Sales of cattle products grew due to favorable market conditions and price in key and emerging markets, including

30 |

Australia, Turkey, New Zealand, China and the U.K. Sales of sheep products grew as a result of favorable market conditions and new product launches in Australia. Sales of swine products decreased in the quarter due to lower pork prices and COVID-related lockdowns in China, which temporarily impacted our supply chain in the market, as well as an exceptionally strong comparative period versus the second quarter of last year. The poultry portfolio declined due to the unfavorable impact of producer rotational programs with certain medicated feed additives in Europe and reduced flock sizes in Latin American markets.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $57 million, or 6%, primarily driven by the euro, Turkish lira, Japanese yen and Australian dollar.
International segment earnings decreased by $3 million, or 1%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021. Operational earnings growth was $48 million, or 10%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
U.S. operating segment
U.S. segment revenue increased by $174 million, or 9%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, reflecting an increase of $217 million in companion animal products, partially offset by a decrease of $43 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, primarily Simparica Trio. In-line product growth benefited from increased sales of our key dermatology portfolio and vaccines.
•Livestock revenue declined due to cattle and poultry, partially offset by growth in swine. Sales of cattle products declined as a result of generic competition for Draxxin and unfavorable conditions in beef and dairy markets, including increased input costs and dry weather conditions. The poultry portfolio declined due to the expanded use of lower cost alternatives resulting from reduced disease pressure from smaller flock sizes and generic competition for Zoamix, the company's alternative to antibiotics in medicated feed additives. Sales of swine products grew slightly as a result of favorable market conditions for producers and increased disease prevalence.
U.S. segment earnings increased by $105 million, or 8%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $45 million, or 2%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021. Operational revenue increased by $154 million, or 8%, driven by growth of approximately $163 million in companion animal products, partially offset by a decrease of approximately $9 million in livestock products. Growth across species was impacted by lower sales due to the war in Ukraine.
•Companion animal operational revenue growth was driven primarily by increased sales of our key dermatology portfolio, the recent launches of our mAb therapies, Librela and Solensia, and growth in the Simparica franchise. Growth across the broader in-line portfolio benefited from increased pet ownership and standards of care.
•Livestock operational revenue declined due to decreased sales of swine products, partially offset by increased sales of fish and cattle products. Sales of swine products decreased due to lower pork prices and COVID-related lockdowns in China, which temporarily impacted our supply chain in the market, as well as a difficult comparative period versus the first half of last year. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, including Chile and Norway. Sales of cattle products grew due to favorable market conditions and price in key and emerging markets, including Turkey, Australia and China. Sales of sheep products grew as a result of favorable market conditions and new product launches in Australia.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $109 million, or 6%, primarily driven by the Argentine peso, euro, Turkish lira, Japanese yen and Australian dollar.
International segment earnings increased by $25 million, or 2%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021. Operational earnings growth was $103 million, or 10%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
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
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Other business activities net loss increased by $13 million in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation, an increase in project investments and facility costs, partially offset by favorable foreign exchange.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Other business activities net loss increased by $14 million in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation, an increase in project investments and facility costs, partially offset by higher earnings in our human health business and favorable foreign exchange.

31 |

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
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Corporate expenses increased by $5 million, or 2%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, primarily due to investments in information technology and unfavorable foreign exchange, partially offset by lower compensation related costs and interest expense, as well as higher interest income.
Other unallocated expenses increased by $22 million, or 30%, in the three months ended June 30, 2022, compared with the three months ended June 30, 2021, primarily due to higher freight charges, manufacturing costs and inventory obsolescence, scrap and other charges, partially offset by favorable foreign exchange.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Corporate expenses increased by $34 million, or 7%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, primarily due to investments in information technology and unfavorable foreign exchange, partially offset by lower compensation related costs and interest expense, as well as higher interest income.
Other unallocated expenses increased by $48 million, or 37%, in the six months ended June 30, 2022, compared with the six months ended June 30, 2021, primarily due to higher freight charges and manufacturing costs, partially offset by favorable foreign exchange.
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

32 |

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
Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
GAAP reported net income attributable to Zoetis	$529	$512	3	$1,124	$1,071	5
Purchase accounting adjustments—net of tax	31	34	(9)	61	68	(10)
Acquisition-related costs—net of tax	1	2	(50)	2	6	(67)
Certain significant items—net of tax	6	18	(67)	5	24	(79)
Non-GAAP adjusted net income(a)	$567	$566	—	$1,192	$1,169	2
*Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income is 20.7% and 20.0% for the three months ended June 30, 2022 and 2021, respectively. The higher effective tax rate for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items, and (ii) a $1 million and $4 million discrete tax benefit recorded in the three months ended June 30, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments.
The effective tax rate on adjusted pretax income is 19.7% and 19.5% for the six months ended June 30, 2022 and 2021, respectively. The higher effective tax rate for the six months ended June 30, 2022, compared with the six months ended June 30, 2021, was primarily attributable to (i) changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items, and (ii) a $10 million and $17 million discrete tax benefit recorded in the six months ended June 30, 2022 and 2021, respectively, related to the excess tax benefits for share-based payments, partially offset by a $7 million discrete tax benefit recorded in the six months ended June 30, 2022 related to various tax items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.12	$1.07	5	$2.38	$2.24	6
Purchase accounting adjustments—net of tax	0.07	0.08	(13)	0.13	0.15	(13)
Acquisition-related costs—net of tax	—	—	*	—	0.01	*
Certain significant items—net of tax	0.01	0.04	(75)	0.01	0.05	(80)
Non-GAAP adjusted EPS—diluted	$1.20	$1.19	1	$2.52	$2.45	3
* Calculation not meaningful.

33 |

(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Interest expense, net of capitalized interest	$53	$57	$106	$114
Interest income	5	2	7	3
Income taxes	148	141	293	283
Depreciation	68	59	129	115
Amortization	9	9	22	18
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Purchase accounting adjustments:
Amortization and depreciation	$40	$44	$80	$88
Total purchase accounting adjustments—pre-tax	40	44	80	88
Income taxes(a)	9	10	19	20
Total purchase accounting adjustments—net of tax	31	34	61	68
Acquisition-related costs:
Integration costs	1	2	3	5
Restructuring costs	—	—	—	2
Total acquisition-related costs—pre-tax	1	2	3	7
Income taxes(a)	—	—	1	1
Total acquisition-related costs—net of tax	1	2	2	6
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	1	8	3	15
Certain asset impairment charges(c)	4	13	4	14
Net loss on sale of assets	—	3	—	3
Other	(1)	—	(3)	—
Total certain significant items—pre-tax	4	24	4	32
Income taxes(a)	(2)	6	(1)	8
Total certain significant items—net of tax	6	18	5	24
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$38	$54	$68	$98
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes tax benefits related to a deferred adjustment as a result of a change in tax basis for the six months ended June 30, 2022 and a remeasurement of deferred taxes as a result of changes in statutory tax rates for the three and six months ended June 30, 2022 and 2021.
Income taxes in Certain significant items also includes tax expense related to changes in valuation allowances for the three and six months ended June 30, 2022.
(b)    For the six months ended June 30, 2022, primarily represents product transfer costs.
For the three and six months ended June 30, 2021, primarily represents employee termination costs related to cost-reduction and productivity initiatives and product transfer costs.
(c)    For the three and six months ended June 30, 2022 and 2021, primarily represents certain asset impairment charges related to the consolidation of manufacturing sites in China.

34 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Cost of sales:
Purchase accounting adjustments	$1	$1	$2	$3
Inventory write-offs	4	—	4	1
Other	—	2	3	5
Total Cost of sales	5	3	9	9

Selling, general & administrative expenses:
Purchase accounting adjustments	7	7	14	15
Total Selling, general & administrative expenses	7	7	14	15

Research & development expenses:
Purchase accounting adjustments	—	1	—	1
Total Research & development expenses	—	1	—	1

Amortization of intangible assets:
Purchase accounting adjustments	32	35	64	69
Total Amortization of intangible assets	32	35	64	69

Restructuring charges and certain acquisition-related costs:
Integration costs	1	2	3	5
Employee termination costs	—	6	—	10
Asset impairments	—	13	—	13
Exit costs	—	—	—	2
Total Restructuring charges and certain acquisition-related costs	1	21	3	30

Other (income)/deductions—net:
Net loss on sale of assets	—	3	—	3
Other	—	—	(3)	—
Total Other (income)/deductions—net	—	3	(3)	3

Provision for taxes on income	7	16	19	29

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$38	$54	$68	$98

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
Analysis of the condensed consolidated balance sheets
June 30, 2022 vs. December 31, 2021
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased primarily due to higher net sales in the period, partially offset by the impact of foreign exchange, rebate credits issued to customers and timing of customer payments.
Inventories increased primarily as a result of the build-up of certain products and materials for increased demand, new product launches and to prevent supply shortages, as well as the timing of material purchases and product shipments.
Other current assets increased primarily due to the mark-to-market adjustment of derivative instruments, collateral paid related to derivative contracts and the reclassification of derivative instruments maturing within one year from Other noncurrent assets, partially offset by the timing of income tax payments.
Property, plant and equipment increased primarily as a result of capital spending, partially offset by depreciation expense.

35 |

The increase in Operating lease right of use assets and Operating lease liabilities reflect assets and liabilities established through new and amended lease obligations, partially offset by lease amortization and payments.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense and the impact of foreign exchange, partially offset by intangible asset additions from acquisitions.
Other noncurrent assets increased primarily due to a reclassification of collateral received related to derivative contracts to Other current liabilities, partially offset by the reclassification of derivative instruments maturing within one year to Other current assets.
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
Other current liabilities increased primarily due to a reclassification of collateral received related to derivative contracts from Other noncurrent assets, as well as additional collateral received during the period.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$645	$881	(27)
Investing activities	(321)	(202)	59
Financing activities	(1,155)	(629)	84
Effect of exchange-rate changes on cash and cash equivalents	(2)	4	*
Net (decrease)/increase in cash and cash equivalents	$(833)	$54	*
*Calculation not meaningful.
Operating activities
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Net cash provided by operating activities was $645 million for the six months ended June 30, 2022, and $881 million for the six months ended June 30, 2021. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and the inventory build-up of certain products for increased demand, partially offset by higher net income as adjusted by non-cash items.
Investing activities
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Our net cash used in investing activities was $321 million for the six months ended June 30, 2022, compared with net cash used in investing activities of $202 million for the six months ended June 30, 2021. The net cash used in investing activities for 2022 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds from interest rate swaps. The net cash used in investing activities for 2021 was primarily due to capital expenditures and acquisitions.
Financing activities
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Our net cash used in financing activities was $1,155 million for the six months ended June 30, 2022, compared with net cash used in financing activities of $629 million for the six months ended June 30, 2021. The net cash used in financing activities for 2022 and 2021 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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

36 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
Cash and cash equivalents	$2,652	$3,485
Accounts receivable, net(a)	1,291	1,133
Current portion of long-term debt	1,350	—
Long-term debt, net of discount and issuance costs	5,221	6,592
Working capital	3,600	5,133
Ratio of current assets to current liabilities	2.18:1	3.86:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the six months ended June 30, 2022 compared with December 31, 2021, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of June 30, 2022 and December 31, 2021. There were no amounts drawn under the credit facility as of June 30, 2022 or December 31, 2021.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2022, we had access to $51 million of lines of credit which expire at various times through 2022 and are generally renewed annually. There were $2 million of borrowings outstanding related to these facilities as of June 30, 2022 and and no borrowings outstanding related to these facilities as of December 31, 2021.
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
Share Repurchase Program
In December 2018, our Board of Directors authorized a $2.0 billion share repurchase program. This program was completed as of June 30, 2022. In December 2021, our Board of Directors authorized an additional $3.5 billion share repurchase program. As of June 30, 2022, there was approximately $3.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first six months of 2022, approximately 4.5 million shares were repurchased for $812 million.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2022 and December 31, 2021, recorded amounts for the estimated fair value of these indemnifications are not significant.

38 |

New accounting standards
Recently Issued Accounting Standards Not Adopted as of June 30, 2022
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2022, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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

41 |

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2018, our Board of Directors authorized a $2.0 billion share repurchase program. This program was completed as of June 30, 2022. In December 2021, our Board of Directors authorized an additional $3.5 billion share repurchase program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
June 30, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2022	593,446	$186.51	592,749	$3,708,783,334
May 1 - May 31, 2022	1,392,619	$165.63	1,388,286	$3,478,887,311
June 1 - June 30, 2022	657,650	$166.95	656,281	$3,368,524,041
	2,643,715	$170.65	2,637,316	$3,368,524,041
(a)     The company repurchased 6,399 shares during the three-month period ended June 30, 2022 that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None
Item 6.    Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Zoetis Inc. (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Current Report on Form 8-K filed on May 20, 2022 (File No. 001-35797)).
Exhibit 3.2	Amended and Restated By-laws of Zoetis Inc. (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Current Report on Form 8-K filed on May 20, 2022 (File No. 001-35797)).
Exhibit 10.1	Zoetis Inc. 2013 Equity and Incentive Plan Amended and Restated as of May 19, 2022
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

42 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 4, 2022	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

August 4, 2022	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

43 |