Form 10-Q
period 2022-09-30
Zoetis Inc.
filed 2022-11-03
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 28, 2022, there were 466,071,995 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2022	2021	2022	2021
Revenue	$2,002	$1,990	$6,040	$5,809
Costs and expenses:
Cost of sales	607	586	1,801	1,703
Selling, general and administrative expenses	501	504	1,495	1,408
Research and development expenses	134	132	391	370
Amortization of intangible assets	37	40	115	121
Restructuring charges and certain acquisition-related costs	6	9	9	39
Interest expense, net of capitalized interest	53	56	159	170
Other (income)/deductions—net	(3)	4	6	16
Income before provision for taxes on income	667	659	2,064	1,982
Provision for taxes on income	139	107	413	361
Net income before allocation to noncontrolling interests	528	552	1,651	1,621
Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	(2)
Net income attributable to Zoetis Inc.	$529	$552	$1,653	$1,623
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.13	$1.16	$3.52	$3.42
Diluted	$1.13	$1.16	$3.51	$3.40
Weighted-average common shares outstanding:
Basic	467.8	474.0	470.0	474.8
Diluted	469.1	476.3	471.6	477.1
Dividends declared per common share	$—	$—	$0.650	$0.500

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Net income before allocation to noncontrolling interests	$528	$552	$1,651	$1,621
Other comprehensive (loss)/income, net of tax(a):
Unrealized gains on derivatives for cash flow hedges, net of tax of $9 and $0 for the three months ended September 30, 2022 and 2021; and $23 and $6 for the nine months ended September 30, 2022 and 2021, respectively	30	1	78	21
Unrealized gains on derivatives for net investment hedges, net of tax of $11 and $5 for the three months ended September 30, 2022 and 2021; and $24 and $10 for the nine months ended September 30, 2022 and 2021, respectively	39	16	84	33
Foreign currency translation adjustments	(156)	(61)	(208)	9
Benefit plans: Actuarial gain, net of tax(b)	—	—	1	—
Total other comprehensive (loss)/income, net of tax	(87)	(44)	(45)	63
Comprehensive income before allocation to noncontrolling interests	441	508	1,606	1,684
Less: Comprehensive loss attributable to noncontrolling interests	(1)	—	(2)	(2)
Comprehensive income attributable to Zoetis Inc.	$442	$508	$1,608	$1,686
(a) Presented net of reclassification adjustments, which are not significant in any period presented.
(b) Presented net of tax impacts, which are not significant in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$2,507	$3,485
Accounts receivable, less allowance for doubtful accounts of $21 in 2022 and $17 in 2021	1,189	1,133
Inventories	2,303	1,923
Other current assets	552	389
Total current assets	6,551	6,930
Property, plant and equipment, less accumulated depreciation of $2,232 in 2022 and $2,072 in 2021	2,623	2,422
Operating lease right of use assets	217	181
Goodwill	2,692	2,682
Identifiable intangible assets, less accumulated amortization	1,319	1,474
Noncurrent deferred tax assets	111	100
Other noncurrent assets	161	111
Total assets	$13,674	$13,900

Liabilities and Equity
Short-term borrowings	$3	$—
Current portion of long-term debt	1,350	—
Accounts payable	373	436
Dividends payable	—	154
Accrued expenses	679	710
Accrued compensation and related items	257	392
Income taxes payable	84	38
Other current liabilities	134	67
Total current liabilities	2,880	1,797
Long-term debt, net of discount and issuance costs	5,210	6,592
Noncurrent deferred tax liabilities	256	320
Operating lease liabilities	186	151
Other taxes payable	241	257
Other noncurrent liabilities	239	239
Total liabilities	9,012	9,356
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 466,442,095 and 472,574,090 shares outstanding at September 30, 2022, and December 31, 2021, respectively	5	5
Treasury stock, at cost, 35,449,148 and 29,317,153 shares of common stock at September 30, 2022 and December 31, 2021, respectively	(4,139)	(2,952)
Additional paid-in capital	1,073	1,068
Retained earnings	8,533	7,186
Accumulated other comprehensive loss	(809)	(764)
Total Zoetis Inc. equity	4,663	4,543
Noncontrolling interests	(1)	1
Total equity	4,662	4,544
Total liabilities and equity	$13,674	$13,900
(a)    As of September 30, 2022 and December 31, 2021, includes $4 million and $3 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended September 30, 2022
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2022	501.9	$5	33.3	$(3,766)	$1,059	$8,004	$(722)	$—	$4,580
Net income/(loss)	—	—	—	—	—	529	—	(1)	528
Other comprehensive loss	—	—	—	—	—	—	(87)	—	(87)
Share-based compensation awards (b)	—	—	(0.1)	4	13	—	—	—	17
Treasury stock acquired (c)	—	—	2.2	(377)	—	—	—	—	(377)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2022	501.9	$5	35.4	$(4,139)	$1,073	$8,533	$(809)	$(1)	$4,662

Three months ended September 30, 2021
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2021	501.9	$5	27.7	$(2,568)	$1,044	$6,492	$(623)	$2	$4,352
Net income	—	—	—	—	—	552	—	—	552
Other comprehensive loss	—	—	—	—	—	—	(44)	—	(44)
Share-based compensation awards (b)	—	—	(0.2)	7	11	—	—	—	18
Treasury stock acquired (c)	—	—	1.0	(198)	—	—	—	—	(198)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2021	501.9	$5	28.5	$(2,759)	$1,056	$7,044	$(667)	$2	$4,681
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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Nine months ended September 30, 2022
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—	—	—	1,653	—	(2)	1,651
Other comprehensive loss	—	—	—	—	—	—	(45)	—	(45)
Share-based compensation awards (b)	—	—	(0.6)	2	3	—	—	—	5
Treasury stock acquired (c)	—	—	6.7	(1,189)	—	—	—	—	(1,189)
Employee benefit plan contribution from Pfizer Inc. (d)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(306)	—	—	(306)
Balance, September 30, 2022	501.9	$5	35.4	$(4,139)	$1,073	$8,533	$(809)	$(1)	$4,662

Nine months ended September 30, 2021
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares (a)	Amount	Shares (a)	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income/(loss)	—	—	—	—	—	1,623	—	(2)	1,621
Other comprehensive income	—	—	—	—	—	—	63	—	63
Share-based compensation awards (b)	—	—	(1.2)	16	(11)	—	—	—	5
Treasury stock acquired (c)	—	—	3.1	(545)	—	—	—	—	(545)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(238)	—	—	(238)
Balance, September 30, 2021	501.9	$5	28.5	$(2,759)	$1,056	$7,044	$(667)	$2	$4,681

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(MILLIONS OF DOLLARS)	2022	2021
Operating Activities
Net income before allocation to noncontrolling interests	$1,651	$1,621
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	346	331
Share-based compensation expense	46	44
Asset write-offs and asset impairments	7	19
Net loss on sale of assets	—	3
Provision for losses on inventory	49	36
Deferred taxes	(110)	(121)
Employee benefit plan contribution from Pfizer Inc.	2	2
Other non-cash adjustments	3	4
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(120)	(143)
Inventories	(438)	(299)
Other assets	(20)	8
Accounts payable	(59)	(71)
Other liabilities	(227)	62
Other tax accounts, net	41	38
Net cash provided by operating activities	1,171	1,534
Investing Activities
Capital expenditures	(415)	(309)
Acquisitions	(96)	(14)
Purchase of investments	(8)	(10)
Proceeds on derivative instrument activity, net	74	17
Net cash used in investing activities	(445)	(316)
Financing Activities
Increase/(decrease) in short-term borrowings, net	3	(4)
Principal payments on long-term debt	—	(600)
Payment of consideration related to previous acquisitions	—	(5)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(38)	(37)
Purchases of treasury stock	(1,189)	(545)
Cash dividends paid	(460)	(357)
Net cash used in financing activities	(1,684)	(1,548)
Effect of exchange-rate changes on cash and cash equivalents	(20)	—
Net decrease in cash and cash equivalents	(978)	(330)
Cash and cash equivalents at beginning of period	3,485	3,604
Cash and cash equivalents at end of period	$2,507	$3,274

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$471	$412
Interest, net of capitalized interest	209	221
Amounts included in the measurement of lease liabilities	37	34
Non-cash transactions:
Capital expenditures	5	3
Lease obligations obtained in exchange for right-of-use assets	46	30
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, anti-infectives, other pharmaceutical products, animal health diagnostics and medicated feed additives.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 31, 2022 and August 31, 2021.
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
3. Accounting Standards
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, it issued a subsequent amendment to the initial guidance: ASU No. 2021-01, Reference Rate Reform (Topic 848). The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the guidance is optional and effective as of March 12, 2020, but only available through December 31, 2022. We currently have a revolving credit facility and various hedging transactions that reference LIBOR. We will make specific amendments to our affected contracts and hedge documentation to adopt these standards during the transition period and we do not expect these changes to have a material impact on our consolidated financial statements or related disclosures.
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
•other pharmaceutical products: pain and sedation, antiemetic, reproductive and oncology products;
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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
United States	$1,090	$1,065	$3,201	$3,002
Australia	80	70	225	196
Brazil	70	78	233	227
Canada	56	56	172	169
Chile	31	32	106	100
China	92	72	291	289
France	28	31	91	98
Germany	43	47	132	135
Italy	24	30	86	87
Japan	37	43	137	140
Mexico	33	31	101	98
Spain	29	33	97	97
United Kingdom	59	61	174	173
Other developed markets	121	127	354	350
Other emerging markets	186	193	581	591
	1,979	1,969	5,981	5,752
Contract manufacturing & human health	23	21	59	57
Total Revenue	$2,002	$1,990	$6,040	$5,809

8 |

Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
U.S.
Companion animal	$819	$775	$2,488	$2,227
Livestock	271	290	713	775
	1,090	1,065	3,201	3,002
International
Companion animal	452	427	1,412	1,280
Livestock	437	477	1,368	1,470
	889	904	2,780	2,750
Total
Companion animal	1,271	1,202	3,900	3,507
Livestock	708	767	2,081	2,245
Contract manufacturing & human health	23	21	59	57
Total Revenue	$2,002	$1,990	$6,040	$5,809
Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Companion Animal:
Dogs and Cats	$1,213	$1,142	$3,715	$3,319
Horses	58	60	185	188
	1,271	1,202	3,900	3,507
Livestock:
Cattle	371	403	1,063	1,144
Swine	129	153	427	504
Poultry	116	124	361	389
Fish	60	56	151	132
Sheep and other	32	31	79	76
	708	767	2,081	2,245
Contract manufacturing & human health	23	21	59	57
Total Revenue	$2,002	$1,990	$6,040	$5,809
Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Parasiticides	$422	$396	$1,417	$1,246
Vaccines	449	421	1,300	1,251
Dermatology	348	326	978	859
Anti-infectives	284	329	802	909
Other pharmaceuticals	252	243	771	717
Animal health diagnostics	83	95	268	283
Medicated feed additives	78	99	261	314
Other non-pharmaceuticals	63	60	184	173
	1,979	1,969	5,981	5,752
Contract manufacturing & human health	23	21	59	57
Total Revenue	$2,002	$1,990	$6,040	$5,809

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2021 and 2020, and subsequently recognized as revenue during the first nine months of 2022 and 2021 were approximately $3 million and $4 million, respectively. Contract liabilities as of September 30, 2022 and December 31, 2021 were approximately $16 million and $12 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2022 is not material.

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
During 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. On September 30, 2022, after satisfying all customary closing conditions, including clearance from the Australian Competition and Consumer Commission, we completed the acquisition of Jurox. We acquired 100% of the outstanding shares for an aggregate purchase price of $226 million, adjusted to reflect cash, working capital and indebtedness as of the closing date for net cash consideration transferred to the seller of $215 million.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$1	$4	$6
Restructuring charges(b):
Employee termination costs	2	7	2	17
Asset impairment charges	2	—	2	13
Exit costs	1	1	1	3
Total Restructuring charges and certain acquisition-related costs	$6	$9	$9	$39
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the three and nine months ended September 30, 2022 represents employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as asset impairment charges primarily related to the consolidation of manufacturing sites in China.
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

(MILLIONS OF DOLLARS)	Accrual(a)
Balance, December 31, 2021(a)	$25
Provision	5
Non-cash activity	(2)
Utilization and other(b)	(13)
Balance, September 30, 2022(a)	$15
(a)     At September 30, 2022 and December 31, 2021, included in Accrued expenses ($5 million and $14 million, respectively) and Other noncurrent liabilities ($10 million and $11 million, respectively).
(b)     Includes adjustments for foreign currency translation.

10 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Royalty-related income	$(1)	$(3)	$(3)	$(7)
Interest income	(13)	(1)	(20)	(4)
Identifiable intangible asset impairment charges	1	—	1	—
Other asset impairment charges	—	3	—	3
Net loss on sale of assets	—	—	—	3
Foreign currency loss(a)	11	8	36	20
Other, net	(1)	(3)	(8)	1
Other (income)/deductions—net	$(3)	$4	$6	$16
(a)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 20.8% for the three months ended September 30, 2022, compared with 16.2% for the three months ended September 30, 2021. The higher effective tax rate for the three months ended September 30, 2022, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items. In addition, the three months ended September 30, 2021 included a tax benefit related to foreign-derived intangible income.
Our effective tax rate was 20.0% for the nine months ended September 30, 2022, compared with 18.2% for the nine months ended September 30, 2021. The higher effective tax rate for the nine months ended September 30, 2022, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items. In addition, the nine months ended September 30, 2021 included a tax benefit related to foreign-derived intangible income.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the “IRA”) was enacted which, among other changes, implements a 15% alternative minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022 and the incentives to promote clean energy have various different effective dates. We do not currently expect the IRA to have a material impact on our financial results, including our annual estimated effective tax rate, when it becomes effective. We will continue to evaluate its impact as further information becomes available and as additional guidance is provided by the U.S. Department of Treasury and the Internal Revenue Service.
B. Deferred Taxes
As of September 30, 2022, the total net deferred income tax liability of $145 million is included in Noncurrent deferred tax assets ($111 million) and Noncurrent deferred tax liabilities ($256 million).
As of December 31, 2021, the total net deferred income tax liability of $220 million is included in Noncurrent deferred tax assets ($100 million) and Noncurrent deferred tax liabilities ($320 million).
C. Tax Contingencies
As of September 30, 2022, the net tax liabilities associated with uncertain tax positions of $179 million (exclusive of interest and penalties related to uncertain tax positions of $16 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($178 million).
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
We were in compliance with all financial covenants as of September 30, 2022 and December 31, 2021. There were no amounts drawn under the credit facility as of September 30, 2022 or December 31, 2021.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2022, we had access to $50 million of lines of credit which expire at various times and are generally renewed annually. There were $3 million of borrowings outstanding related to these facilities as of September 30, 2022 and no borrowings outstanding related to these facilities as of December 31, 2021.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2022 and December 31, 2021, there was no commercial paper outstanding under this program.
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

12 |

The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
3.250% 2013 senior notes due 2023	$1,350	$1,350
4.500% 2015 senior notes due 2025	750	750
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(56)	(60)
Less current portion of long-term debt	1,350	—
Cumulative fair value adjustment for interest rate swap contracts	(34)	2
Long-term debt, net of discount and issuance costs	$5,210	$6,592
The fair value of our long-term debt was $4,575 million and $7,443 million as of September 30, 2022 and December 31, 2021, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of September 30, 2022, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2022	2023	2024	2025	2026	2026	Total
Maturities	$—	$1,350	$—	$750	$—	$4,550	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $53 million and $159 million for the three and nine months ended September 30, 2022, respectively, and $56 million and $170 million for the three and nine months ended September 30, 2021, respectively. Capitalized interest expense was $5 million and $16 million for the three and nine months ended September 30, 2022, respectively, and $5 million and $14 million for the three and nine months ended September 30, 2021, respectively.
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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the Condensed Consolidated Balance Sheets. The derivative financial instruments primarily offset exposures in the British pound, Canadian dollar, Chinese yuan, euro, Japanese yen and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:
•For foreign currency forward-exchange contracts not designated as hedging instruments, we recognize the gains and losses that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement. The vast majority of the foreign currency forward-exchange contracts mature within 60 days and all mature within three years.
•For foreign exchange derivative instruments that are designated as hedging instruments against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. These instruments include cross-currency interest rate swaps and foreign currency forward-exchange contracts. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statement of Cash Flows. These contracts have varying maturities of up to three years.

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
•As of September 30, 2022, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2023, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 3.250% 2013 senior notes due 2023, and a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR or the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on three-month LIBOR or daily SOFR plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in LIBOR or SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of September 30, 2022, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.00% senior notes due 2030. The amounts recorded during the three and nine months ended September 30, 2022 for changes in the fair value of these hedges are not material to our consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	September 30,	December 31,
(MILLIONS)	2022	2021
Derivatives not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	$1,989	$1,749

Derivatives Designated as Hedging Instruments
Foreign exchange derivative instruments (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$700	$550

Fixed-to-floating interest rate swap contracts	$250	$200

14 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2022	2021
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$14	$16
Foreign currency forward-exchange contracts	Other current liabilities	(17)	(15)
Total derivatives not designated as hedging instruments		$(3)	$1

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other current assets	$102	$—
Forward-starting interest rate swap contracts	Other noncurrent assets	10	17
Forward-starting interest rate swap contracts	Other noncurrent liabilities	—	(5)
Foreign exchange derivative instruments	Other current assets	53	12
Foreign exchange derivative instruments	Other noncurrent assets	40	14
Foreign exchange derivative instruments	Other current liabilities	—	(3)
Fixed-to-floating interest rate swap contracts	Other noncurrent assets	—	2
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(34)	—
Total derivatives designated as hedging instruments		171	37
Total derivatives		$168	$38
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At September 30, 2022, there was $63 million of collateral received and $16 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2021, there was $23 million of collateral received related to derivative instruments recorded in Other noncurrent assets.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Foreign currency forward-exchange contracts	$(23)	$(2)	$(49)	$(13)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on derivative instruments designated as hedging instruments, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Forward-starting interest rate swap contracts	$30	$1	$77	$20
Foreign exchange derivative instruments	$39	$16	$84	$33
Gains on derivative instruments designated as hedging instruments, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Foreign exchange derivative instruments	$4	$3	$11	$9
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is insignificant.

15 |

10. Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
Finished goods	$1,026	$888
Work-in-process	830	696
Raw materials and supplies	447	339
Inventories	$2,303	$1,923
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2021	$1,424	$1,258	$2,682
Additions	61	—	61
Other(a)	—	(51)	(51)
Balance, September 30, 2022	$1,485	$1,207	$2,692
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,228 million and $3,218 million as of September 30, 2022 and December 31, 2021, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of September 30, 2022 and December 31, 2021.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2022			As of December 31, 2021
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,865	$(1,009)	$856	$1,933	$(949)	$984
Brands and tradenames	395	(234)	161	426	(260)	166
Other	357	(229)	128	473	(335)	138
Total finite-lived intangible assets	2,617	(1,472)	1,145	2,832	(1,544)	1,288
Indefinite-lived intangible assets:
Brands and tradenames	91	—	91	91	—	91
In-process research and development	76	—	76	88	—	88
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	174	—	174	186	—	186
Identifiable intangible assets	$2,791	$(1,472)	$1,319	$3,018	$(1,544)	$1,474
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $48 million and $147 million for the three and nine months ended September 30, 2022, respectively and $51 million and $154 million for the three and nine months ended September 30, 2021, respectively.
12. Share-based Payments
The Zoetis 2013 Equity and Incentive Plan (the Equity Plan) provides long-term incentives to our employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock units (DSUs), performance-vesting restricted stock units (PSUs) and other equity-based or cash-based awards. At our 2022 Annual Shareholder Meeting on May 19, 2022, our shareholders approved our Amended and Restated Equity Plan, which, among other things, extended the plan termination date to May 19, 2032 and increased the number of shares approved for issuance from 25 million shares to 30 million shares.

16 |

The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Stock options / stock appreciation rights	$2	$2	$7	$7
RSUs / DSUs	9	8	26	25
PSUs	4	5	13	12
Share-based compensation expense—total(a)	$15	$15	$46	$44
(a) Amounts capitalized to inventory were not material for the three and nine months ended September 30, 2022 and 2021.
During the nine months ended September 30, 2022, the company granted 235,900 stock options with a weighted-average exercise price of $201.23 per stock option and a weighted-average fair value of $51.13 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 1.81%; expected dividend yield of 0.64%; expected stock price volatility of 27.64%; and expected term of 4.9 years. In general, stock options vest after three years of continuous service and the values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2022, the company granted 205,095 RSUs, with a weighted-average grant date fair value of $200.66 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs vest after three years of continuous service from the grant date and the values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2022, the company granted 104,113 PSUs with a weighted-average grant date fair value of $235.52 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 28.4% and 38.1%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, the company's Board of Directors authorized a $2.0 billion share repurchase program. This program was completed as of June 30, 2022. In December 2021, the company's Board of Directors authorized an additional $3.5 billion share repurchase program. As of September 30, 2022, there was approximately $3.0 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	(Losses)/Gains	Loss
Balance, December 31, 2021	$4	$5	$(756)	$(17)	$(764)
Other comprehensive income/(loss), net of tax	78	84	(208)	1	(45)
Balance, September 30, 2022	$82	$89	$(964)	$(16)	$(809)

Balance, December 31, 2020	$(15)	$(37)	$(655)	$(23)	$(730)
Other comprehensive income, net of tax	21	33	9	—	63
Balance, September 30, 2021	$6	$(4)	$(646)	$(23)	$(667)

17 |

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	September 30,		September 30,
	2022	2021	2022	2021
Numerator
Net income before allocation to noncontrolling interests	$528	$552	$1,651	$1,621
Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	(2)
Net income attributable to Zoetis Inc.	$529	$552	$1,653	$1,623
Denominator
Weighted-average common shares outstanding	467.8	474.0	470.0	474.8
Common stock equivalents: stock options, RSUs, PSUs and DSUs	1.3	2.3	1.6	2.3
Weighted-average common and potential dilutive shares outstanding	469.1	476.3	471.6	477.1

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.13	$1.16	$3.52	$3.42
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.13	$1.16	$3.51	$3.40
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were de minimis for the three and nine months ended September 30, 2022 and 2021.
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

18 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Due to the ongoing issues presented by the COVID-19 pandemic, the parties have been unable to secure a start date for the Phase II testing and have no timeline at this point for when testing will begin.
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
On March 10, 2015, plaintiffs Restaurant Recycling, LLC (Restaurant Recycling) and Superior Feed Ingredients, LLC (Superior), both of whom are in the fat recycling business, filed a complaint in the Seventeenth Circuit Court for the State of Michigan against Shur-Green Farms alleging negligence and breach of warranty claims arising from their purchase of soy oil allegedly contaminated with lascadoil. Plaintiffs resold the allegedly contaminated soy oil to turkey feed mills for use in feed ingredient. Plaintiffs also named Zoetis as a defendant in the complaint alleging that Zoetis failed to properly manufacture its products and breached an implied warranty that the soy oil was fit for use at turkey and hog mills. Zoetis was served with the complaint on June 3, 2015, and we filed our answer, denying all allegations, on July 15, 2015. On August 10, 2015, several of the turkey feed mills filed a joint complaint against Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence, misrepresentation, and breach of warranty, arising out of their alleged purchase and use of the contaminated soy oil. The complaint raises only one count against Zoetis for negligence. We filed an answer to the complaint on November 2, 2015, denying the allegation. On May 16, 2016, two additional turkey producers filed a complaint in the Seventeenth Circuit Court for the State of Michigan against the company, Restaurant Recycling, Superior, Shur-Green Farms and others, alleging claims for negligence and breach of warranties. We filed an answer to the complaint on June 20, 2016, denying the allegations. The Court has consolidated all three cases in Michigan for purposes of discovery and disposition. On July 28, 2017, we filed a motion for summary disposition on the grounds that no genuine issues of material fact exist and that Zoetis is entitled to judgment as a matter of law. On October 19, 2017, the Court granted our motion and dismissed all claims against Zoetis. On October 31, 2017, the plaintiffs filed motions for reconsideration of the Court's decision granting summary disposition. The Court, denied all such motions on December 6, 2017, for the same reasons cited in the Court’s original decision. On December 27, 2017, the plaintiffs filed a request with the Michigan Court of Appeals seeking an interlocutory (or interim) appeal of the lower Court’s decision, which we opposed on January 17, 2018. On July 5, 2018, the Court of Appeals denied the plaintiffs’ request for an interlocutory appeal. The case was remanded back to the lower Court, where it was scheduled to proceed to trial by jury. We have been advised that the remaining parties have reached an agreement to settle the dispute, and on June 24, 2020, the remaining parties jointly stipulated to the dismissal of all remaining claims. On July 13, 2020, Plaintiffs filed a claim of appeal with Michigan Court of Appeals seeking

19 |

reversal of the lower Court’s decision granting Zoetis’ motion for summary disposition. Plaintiffs’ filed their appeal brief on October 29, 2020, and we filed our reply brief on December 3, 2020. The Court of Appeals heard oral arguments on December 7, 2021.
On September 15, 2022, the Court of Appeals affirmed the lower Court’s ruling in favor of Zoetis. The plaintiffs do not have an automatic right to appeal the decision of the Court of Appeals; rather, they must petition the Supreme Court of Michigan for leave to appeal further. On October 27, 2022, the plaintiffs filed an application to the Michigan Supreme Court for leave to appeal the Court of Appeals' opinion. We have until November 24, 2022, by which to oppose that application.
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. On May 24, 2022, the General Court resumed all proceedings involved with the Excess Profit Rulings cases, including Zoetis. On June 23, 2022, as requested by the General Court, the company provided observations in relations to (i) the impact of the Court of Justice’s decision that the Belgium excess profit ruling system is considered an aid scheme and (ii) the impact of recent case laws by the General Court with regards to the existence of a selective advantage. The company has not reflected any potential benefits in its consolidated financial statements as of September 30, 2022 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2022, recorded amounts for the estimated fair value of these indemnifications were not significant.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, anti-infectives, other pharmaceuticals, animal health diagnostics and medicated feed additives, for both companion animal and livestock customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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

20 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
U.S.
Revenue	$1,090	$1,065
Cost of sales	204	199
Gross profit	886	866
Gross margin	81.3%	81.3%
Operating expenses	206	183
Other (income)/deductions-net	1	—
U.S. Earnings	679	683	$12	$13

International
Revenue(b)	889	904
Cost of sales	256	273
Gross profit	633	631
Gross margin	71.2%	69.8%
Operating expenses	150	152
Other (income)/deductions-net	(3)	(4)
International Earnings	486	483	21	17

Total operating segments	1,165	1,166	33	30

Other business activities	(106)	(106)	7	6
Reconciling Items:
Corporate	(245)	(252)	33	29
Purchase accounting adjustments	(40)	(45)	40	45
Acquisition-related costs	(1)	(1)	—	—
Certain significant items(c)	(6)	(12)	—	—
Other unallocated	(100)	(91)	2	—
Total Earnings(d)	$667	$659	$115	$110
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $183 million and $204 million for the three months ended September 30, 2022 and 2021, respectively.
(c)    For the three months ended September 30, 2022, primarily represents employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as asset impairment charges related to the consolidation of manufacturing sites in China.
For the three months ended September 30, 2021, primarily represents employee termination costs associated with the realignment of our international operations and asset impairment charges related to a dairy product termination.
(d)    Defined as income before provision for taxes on income.

21 |

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
U.S.
Revenue	$3,201	$3,002
Cost of sales	587	575
Gross profit	2,614	2,427
Gross margin	81.7%	80.8%
Operating expenses	578	484
Other (income)/deductions-net	(6)	2
U.S. Earnings	2,042	1,941	$40	$40

International
Revenue(b)	2,780	2,750
Cost of sales	809	833
Gross profit	1,971	1,917
Gross margin	70.9%	69.7%
Operating expenses	456	429
Other (income)/deductions-net	(5)	(4)
International Earnings	1,520	1,492	62	52

Total operating segments	3,562	3,433	102	92

Other business activities	(315)	(301)	21	20
Reconciling Items:
Corporate	(771)	(744)	99	84
Purchase accounting adjustments	(120)	(133)	120	133
Acquisition-related costs	(4)	(8)	—	—
Certain significant items(c)	(10)	(44)	—	—
Other unallocated	(278)	(221)	4	2
Total Earnings(d)	$2,064	$1,982	$346	$331
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $590 million and $605 million for the nine months ended September 30, 2022 and 2021, respectively.
(c)    For the nine months ended September 30, 2022, primarily represents inventory and asset impairment charges related to the consolidation of manufacturing sites in China, as well as employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets.
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

17. Subsequent Events
On September 30, 2022, after satisfying all customary closing conditions, including clearance from the Australian Competition and Consumer Commission, we completed the acquisition of Jurox. The closing of the transaction occurred subsequent to the Balance Sheet date for subsidiaries operating outside the U.S., as referenced in Note 2. Basis of Presentation. See Note 5. Acquisitions for additional information regarding the terms of the transaction.

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
A summary of our 2022 performance compared with the comparable 2021 period follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational(a)
Revenue	$2,002	$1,990	1	(4)	5
Net income attributable to Zoetis	529	552	(4)	(10)	6
Adjusted net income(a)	566	597	(5)	(7)	2

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational(a)
Revenue	$6,040	$5,809	4	(3)	7
Net income attributable to Zoetis	1,653	1,623	2	(9)	11
Adjusted net income(a)	1,758	1,766	—	(6)	6
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
Global Supply Chain Disruption
We continue to experience supply chain challenges for certain products. Our global manufacturing network team remains committed to addressing specific issues with ongoing supply chain optimizations, controlled launches for new products in additional markets and customer coordination. However, some of these challenges are expected to continue throughout the remainder of 2022 and into 2023.
Russia’s Invasion of Ukraine
Russia’s invasion of Ukraine and the global response, including sanctions imposed by the United States and other countries, have increased global economic and political uncertainty. As we announced on March 16, 2022, our first concern remains the safety of our colleagues and their families in Ukraine. We have remained guided by our purpose to nurture the world and humankind by advancing care for animals. Our operations in Russia are focused on maintaining a supply of medicines and vaccines in compliance with any sanctions that are put in place. We do not directly source input materials or components from Russia and do not have any manufacturing plants in Russia or Ukraine. While we do expect sales in the affected regions to be impacted by this situation, Russia and Ukraine are not among our top 12 international markets and although we are unable to predict the

23 |

impact of this crisis on the global economy or on our results of operations, we do not expect it to have a material adverse effect to our results or financial condition.
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
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: the continuing decline in global macroeconomic conditions, global supply chain disruption, Russia’s invasion of Ukraine, the impact of the COVID-19 pandemic, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, inflation, competitive dynamics, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2022, approximately 43% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2022, approximately 57% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 3% from changes in foreign currency values relative to the U.S. dollar.
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

24 |

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Revenue	$2,002	$1,990	1	$6,040	$5,809	4
Costs and expenses:
Cost of sales	607	586	4	1,801	1,703	6
% of revenue	30.3%	29.4%		29.8%	29.3%
Selling, general and administrative expenses	501	504	(1)	1,495	1,408	6
% of revenue	25%	25%		25%	24%
Research and development expenses	134	132	2	391	370	6
% of revenue	7%	7%		6%	6%
Amortization of intangible assets	37	40	(8)	115	121	(5)
Restructuring charges and certain acquisition-related costs	6	9	(33)	9	39	(77)
Interest expense, net of capitalized interest	53	56	(5)	159	170	(6)
Other (income)/deductions—net	(3)	4	*	6	16	(63)
Income before provision for taxes on income	667	659	1	2,064	1,982	4
% of revenue	33%	33%		34%	34%
Provision for taxes on income	139	107	30	413	361	14
Effective tax rate	20.8%	16.2%		20.0%	18.2%
Net income before allocation to noncontrolling interests	528	552	(4)	1,651	1,621	2
Less: Net loss attributable to noncontrolling interests	(1)	—	*	(2)	(2)	—
Net income attributable to Zoetis Inc.	$529	$552	(4)	$1,653	$1,623	2
% of revenue	26%	28%		27%	28%
*Calculation not meaningful
Revenue
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Total revenue increased by $12 million, or 1%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021, an increase of $100 million, or 5%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from new products of approximately 4%;
•price growth of approximately 1%; and
•volume growth from key dermatology products of approximately 1%, partially offset by:
•volume decrease from other in-line products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 4%.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Total revenue increased by $231 million, or 4%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, an increase of $429 million, or 7%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•volume growth from new products of approximately 5%;
•price growth of approximately 2%; and
•volume growth from key dermatology products of approximately 2%, partially offset by:
•volume decrease from other in-line products of approximately 2%.
Foreign exchange decreased reported revenue growth by approximately 3%.

25 |

Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Cost of sales	$607	$586	4	$1,801	$1,703	6
% of revenue	30.3%	29.4%		29.8%	29.3%
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Cost of sales as a percentage of revenue was 30.3% in the three months ended September 30, 2022, compared with 29.4% in the three months ended September 30, 2021. The increase was primarily as a result of:
•unfavorable manufacturing and other costs;
•unfavorable foreign exchange;
•inventory obsolescence, scrap and other charges; and
•higher freight and import costs,
partially offset by:
•favorable product mix; and
•price increases.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Cost of sales as a percentage of revenue was 29.8% in the nine months ended September 30, 2022, compared with 29.3% in the nine months ended September 30, 2021. The increase was primarily as a result of:
•unfavorable manufacturing and other costs;
•higher freight and import costs;
•unfavorable foreign exchange; and
•inventory obsolescence, scrap and other charges,
partially offset by:
•favorable product mix; and
•price increases.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Selling, general and administrative expenses	$501	$504	(1)	$1,495	$1,408	6
% of revenue	25%	25%		25%	24%
Three months ended September 30, 2022 vs. three months ended September 30, 2021
SG&A expenses decreased by $3 million, or 1%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021, primarily as a result of:
•favorable foreign exchange; and
•charitable contributions in the prior year,
partially offset by:
•higher travel and entertainment expenses;
•higher freight and logistics costs; and
•investments in information technology.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
SG&A expenses increased by $87 million, or 6%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, primarily as a result of:
•higher travel and entertainment expenses;
•an increase in investments to support revenue growth;
•higher freight and logistics costs;
•investments in information technology;
•an increase in certain compensation-related costs primarily due to additional headcount; and
•higher bad debt reserves for accounts receivables,

26 |

partially offset by:
•favorable foreign exchange; and
•charitable contributions in the prior year.

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Research and development expenses	$134	$132	2	$391	$370	6
% of revenue	7%	7%		6%	6%
Three months ended September 30, 2022 vs. three months ended September 30, 2021
R&D expenses increased by $2 million, or 2%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•higher other operating costs; and
•higher travel and entertainment expenses,
partially offset by:
•lower spending on project investments; and
•favorable foreign exchange.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
R&D expenses increased by $21 million, or 6%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•higher other operating costs; and
•increased spending driven by project investments,
partially offset by:
•favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Amortization of intangible assets	$37	$40	(8)	$115	$121	(5)
Amortization of intangible assets decreased in the three and nine months ended September 30, 2022 versus the comparable prior year periods primarily due to assets that became fully amortized in the current year.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Restructuring charges and certain acquisition-related costs	$6	$9	(33)	$9	$39	(77)
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Restructuring charges and certain acquisition-related costs were $6 million and $9 million in the three months ended September 30, 2022 and 2021, respectively. Restructuring charges and certain acquisition-related costs in the three months ended September 30, 2022 primarily consisted of employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets and asset impairment charges related to the consolidation of manufacturing sites in China. Restructuring charges and certain acquisition-related costs in the three months ended September 30, 2021 primarily consisted of employee termination costs associated with the realignment of our international operations.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Restructuring charges and certain acquisition-related costs were $9 million and $39 million in the nine months ended September 30, 2022 and 2021, respectively. Restructuring charges and certain acquisition-related costs in the nine months ended September 30, 2022 primarily consisted of employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, integration costs related to recent acquisitions and asset impairment charges related to the consolidation of manufacturing sites in China. Restructuring charges and certain acquisition-related costs in the nine months ended September 30, 2021 primarily consisted of employee termination costs associated with our

27 |

international operations and other costs associated with cost-reduction and productivity initiatives, asset impairment charges related to the consolidation of manufacturing sites in China and integration costs related to recent acquisitions.

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Interest expense, net of capitalized interest	$53	$56	(5)	$159	$170	(6)
Interest expense, net of capitalized interest, decreased in the three and nine months ended September 30, 2022 versus the comparable prior year periods. The decreases were primarily as a result of the redemption, upon maturity, of the $300 million aggregate principal amount of our 2018 floating rate senior notes and the $300 million aggregate principal amount of our 2018 senior notes in August 2021, as well as higher gains on foreign exchange derivative instruments as compared to the prior year periods.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Other (income)/deductions—net	$(3)	$4	*	$6	$16	(63)
*Calculation not meaningful
The change in Other (income)/deductions—net in the three and nine months ended September 30, 2022 versus the comparable prior year periods was primarily as a result of higher interest income, partially offset by higher foreign currency losses in the current year periods.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
Provision for taxes on income	$139	$107	30	$413	$361	14
Effective tax rate	20.8%	16.2%		20.0%	18.2%
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Our effective tax rate was 20.8% for the three months ended September 30, 2022, compared with 16.2% for the three months ended September 30, 2021. The higher effective tax rate for the three months ended September 30, 2022 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items. In addition, the three months ended September 30, 2021 included a tax benefit related to foreign-derived intangible income.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Our effective tax rate was 20.0% for the nine months ended September 30, 2022, compared with 18.2% for the nine months ended September 30, 2021. The higher effective tax rate for the nine months ended September 30, 2022 was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings from operations and repatriation costs. The jurisdictional mix of earnings can vary as a result of repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items. In addition, the nine months ended September 30, 2021 included a tax benefit related to foreign-derived intangible income.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the “IRA”) was enacted which, among other changes, implements a 15% alternative minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022 and the incentives to promote clean energy have various different effective dates. We do not currently expect the IRA to have a material impact on our financial results, including our annual estimated effective tax rate, when it becomes effective. We will continue to evaluate its impact as further information becomes available and as additional guidance is provided by the U.S. Department of Treasury and the Internal Revenue Service.

28 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Companion animal	$819	$775	6	—	6
Livestock	271	290	(7)	—	(7)
	1,090	1,065	2	—	2
International
Companion animal	452	427	6	(11)	17
Livestock	437	477	(8)	(8)	—
	889	904	(2)	(10)	8
Total
Companion animal	1,271	1,202	6	(4)	10
Livestock	708	767	(8)	(5)	(3)
Contract manufacturing & human health	23	21	10	(5)	15
	$2,002	$1,990	1	(4)	5

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Companion animal	$2,488	$2,227	12	—	12
Livestock	713	775	(8)	—	(8)
	3,201	3,002	7	—	7
International
Companion animal	1,412	1,280	10	(8)	18
Livestock	1,368	1,470	(7)	(6)	(1)
	2,780	2,750	1	(7)	8
Total
Companion animal	3,900	3,507	11	(3)	14
Livestock	2,081	2,245	(7)	(4)	(3)
Contract manufacturing & human health	59	57	4	(1)	5
	$6,040	$5,809	4	(3)	7

29 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Revenue	$1,090	$1,065	2	—	2
Cost of Sales	204	199	3	—	3
Gross Profit	886	866	2	—	2
Gross Margin	81.3%	81.3%
Operating Expenses	206	183	13	—	13
Other (income)/deductions-net	1	—	*	*	*
U.S. Earnings	679	683	(1)	—	(1)

International
Revenue	889	904	(2)	(10)	8
Cost of Sales	256	273	(6)	(7)	1
Gross Profit	633	631	—	(11)	11
Gross Margin	71.2%	69.8%
Operating Expenses	150	152	(1)	(10)	9
Other (income)/deductions-net	(3)	(4)	(25)	(5)	(20)
International Earnings	486	483	1	(11)	12

Total operating segments	1,165	1,166	—	(5)	5

Other business activities	(106)	(106)	—
Reconciling Items:
Corporate	(245)	(252)	(3)
Purchase accounting adjustments	(40)	(45)	(11)
Acquisition-related costs	(1)	(1)	—
Certain significant items	(6)	(12)	(50)
Other unallocated	(100)	(91)	10
Total Earnings	$667	$659	1

30 |

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2022	2021	Total	Exchange	Operational
U.S.
Revenue	$3,201	$3,002	7	—	7
Cost of Sales	587	575	2	—	2
Gross Profit	2,614	2,427	8	—	8
Gross Margin	81.7%	80.8%
Operating Expenses	578	484	19	—	19
Other (income)/deductions-net	(6)	2	*	*	*
U.S. Earnings	2,042	1,941	5	—	5

International
Revenue	2,780	2,750	1	(7)	8
Cost of Sales	809	833	(3)	(5)	2
Gross Profit	1,971	1,917	3	(8)	11
Gross Margin	70.9%	69.7%
Operating Expenses	456	429	6	(7)	13
Other (income)/deductions-net	(5)	(4)	25	(12)	37
International Earnings	1,520	1,492	2	(9)	11

Total operating segments	3,562	3,433	4	(4)	8

Other business activities	(315)	(301)	5
Reconciling Items:
Corporate	(771)	(744)	4
Purchase accounting adjustments	(120)	(133)	(10)
Acquisition-related costs	(4)	(8)	(50)
Certain significant items	(10)	(44)	(77)
Other unallocated	(278)	(221)	26
Total Earnings	$2,064	$1,982	4
* Calculation not meaningful.
Three months ended September 30, 2022 vs. three months ended September 30, 2021
U.S. operating segment
U.S. segment revenue increased by $25 million, or 2%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021, reflecting an increase of $44 million in companion animal products, partially offset by a decrease of $19 million in livestock products.
•Companion animal revenue growth was driven by increased sales of parasiticides, primarily Simparica Trio®. The key dermatology portfolio also contributed to growth across both the Apoquel® and Cytopoint® brands, as well as small animal vaccines, partially offset by declines in small animal diagnostics.
•Livestock revenue declined due to cattle, poultry and swine. Sales of cattle products declined as a result of generic competition, primarily for Draxxin®. Sales of products in our poultry portfolio declined due to the expanded use of lower cost alternatives and generic competition for Zoamix®, our alternative to antibiotics in medicated feed additives. Sales of swine products decreased primarily as a result of increased competition for vaccines.
U.S. segment earnings decreased by $4 million, or 1%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021, primarily due to higher operating expenses and cost of sales, partially offset by revenue growth.
International operating segment
International segment revenue decreased by $15 million, or 2%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021. Operational revenue increased by $73 million, or 8%, driven by growth of approximately $74 million in companion animal products, partially offset by a decrease of approximately $1 million in livestock products. Growth in the quarter across species was impacted by lower sales due to the war in Ukraine.
•Companion animal operational revenue growth resulted from increased sales of our recently launched monoclonal antibody (mAb) products for osteoarthritis pain, Librela® and Solensia®, as well as the key dermatology portfolio across both the Apoquel and Cytopoint brands and small animal vaccines. Simparica Trio also contributed to growth in the quarter.
•Livestock revenue declined due to lower sales of swine and cattle products, partially offset by increased sales in fish, sheep and poultry products. Sales of swine products decreased in the quarter due to supply constraints across international markets, as well as lower sales across

31 |

Europe due to reduced exports to China and higher input costs for producers. Sales of cattle products declined primarily due to supply constraints and market conditions in Brazil, partially offset by favorable market conditions and price in key and emerging markets, including Australia, Argentina, China and Canada. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, including Norway and Chile. Sales of sheep products grew as a result of favorable market conditions and new product launches in Australia. Sales of poultry products grew due to strong results in Latin America.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $88 million, or 10%, primarily driven by the euro, British pound, Japanese yen, Turkish lira and Australian dollar.
International segment earnings increased by $3 million, or 1%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021. Operational earnings growth was $57 million, or 12%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
U.S. operating segment
U.S. segment revenue increased by $199 million, or 7%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, reflecting an increase of $261 million in companion animal products, partially offset by a decrease of $62 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, primarily Simparica Trio. In-line product growth benefited from increased sales of our key dermatology portfolio and vaccines, partially offset by declines in small animal diagnostics.
•Livestock revenue declined due to cattle and poultry, partially offset by growth in swine. Sales of cattle products declined as a result of generic competition for Draxxin and unfavorable conditions in beef and dairy markets, including increased input costs and dry weather conditions. Sales of products in our poultry portfolio declined due to the expanded use of lower cost alternatives resulting from reduced disease pressure from smaller flock sizes and generic competition for Zoamix, the company's alternative to antibiotics in medicated feed additives. Sales of swine products grew slightly as a result of favorable market conditions for producers and increased disease prevalence.
U.S. segment earnings increased by $101 million, or 5%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $30 million, or 1%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021. Operational revenue increased by $227 million, or 8%, driven by growth of approximately $237 million in companion animal products, partially offset by a decrease of approximately $10 million in livestock products. Growth across species was impacted by lower sales due to the war in Ukraine.
•Companion animal operational revenue growth was driven primarily by increased sales of our key dermatology portfolio, the recent launches of our mAb products, Librela and Solensia, and growth in the Simparica franchise. Growth across the broader in-line portfolio benefited from increased pet ownership and standards of care.
•Livestock operational revenue declined due to decreased sales of swine products, partially offset by increased sales of fish, cattle and sheep products. Sales of swine products decreased due to lower pork prices and COVID-related lockdowns in China, which temporarily impacted our supply chain in the market, as well as a difficult comparative period versus the prior year. Swine was also impacted by supply constraints across other international markets, as well as lower sales across Europe due to reduced exports to China and higher input costs for producers. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, including Chile and Norway. Sales of cattle products grew due to favorable market conditions and price in key and emerging markets, including Australia, Turkey, Argentina and China, partially offset by supply constraints and market conditions in Brazil. Sales of sheep products grew as a result of favorable market conditions and new product launches in Australia.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $197 million, or 7%, primarily driven by the euro, Turkish lira, Japanese yen, Australian dollar and British pound.
International segment earnings increased by $28 million, or 2%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021. Operational earnings growth was $160 million, or 11%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
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
Three months ended September 30, 2022 vs. three months ended September 30, 2021
In the three months ended September 30, 2022, Other business activities was flat compared with the three months ended September 30, 2021, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation and facility costs, offset by favorable foreign exchange.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Other business activities net loss increased by $14 million in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation, increase in facility costs and an increase in project investments, partially offset by favorable foreign exchange and higher earnings in our human health business.

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
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Corporate expenses decreased by $7 million, or 3%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021, primarily due to lower compensation-related costs and favorable interest expense and higher interest income, as well as charitable contributions in the prior year, partially offset by unfavorable foreign exchange and investments in information technology.
Other unallocated expenses increased by $9 million, or 10%, in the three months ended September 30, 2022, compared with the three months ended September 30, 2021, primarily due to higher manufacturing costs and freight charges, partially offset by favorable foreign exchange.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Corporate expenses increased by $27 million, or 4%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, primarily due to unfavorable foreign exchange and investments in information technology, partially offset by lower compensation-related costs and interest expense, as well as higher interest income and charitable contributions in the prior year.
Other unallocated expenses increased by $57 million, or 26%, in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, primarily due to higher manufacturing costs and freight charges, partially offset by favorable foreign exchange.
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

33 |

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
Reconciliation
A reconciliation of net income, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change	2022	2021	Change
GAAP reported net income attributable to Zoetis	$529	$552	(4)	$1,653	$1,623	2
Purchase accounting adjustments—net of tax	31	35	(11)	92	103	(11)
Acquisition-related costs—net of tax	1	1	—	3	7	(57)
Certain significant items—net of tax	5	9	(44)	10	33	(70)
Non-GAAP adjusted net income(a)	$566	$597	(5)	$1,758	$1,766	—
*Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income was 20.9% and 16.7% for the three months ended September 30, 2022 and 2021, respectively. The higher effective tax rate for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items. In addition, the three months ended September 30, 2021 included a tax benefit related to foreign-derived intangible income.
The effective tax rate on adjusted pretax income was 20.1% and 18.6% for the nine months ended September 30, 2022 and 2021, respectively. The higher effective tax rate for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items. In addition, the nine months ended September 30, 2021 included a tax benefit related to foreign-derived intangible income.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.13	$1.16	(3)	$3.51	$3.40	3
Purchase accounting adjustments—net of tax	0.07	0.07	—	0.20	0.22	(9)
Acquisition-related costs—net of tax	—	—	*	—	0.01	*
Certain significant items—net of tax	0.01	0.02	(50)	0.02	0.07	(71)
Non-GAAP adjusted EPS—diluted	$1.21	$1.25	(3)	$3.73	$3.70	1
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

34 |

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Interest expense, net of capitalized interest	$53	$56	$159	$170
Interest income	13	1	20	4
Income taxes	149	120	442	403
Depreciation	66	56	195	171
Amortization	9	9	31	27
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Purchase accounting adjustments:
Amortization and depreciation	$40	$45	$120	$133
Total purchase accounting adjustments—pre-tax	40	45	120	133
Income taxes(a)	9	10	28	30
Total purchase accounting adjustments—net of tax	31	35	92	103
Acquisition-related costs:
Integration costs	1	1	4	6
Restructuring costs	—	—	—	2
Total acquisition-related costs—pre-tax	1	1	4	8
Income taxes(a)	—	—	1	1
Total acquisition-related costs—net of tax	1	1	3	7
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	4	7	7	22
Certain asset impairment charges(c)	2	5	6	19
Net loss on sale of assets	—	—	—	3
Other	—	—	(3)	—
Total certain significant items—pre-tax	6	12	10	44
Income taxes(a)	1	3	—	11
Total certain significant items—net of tax	5	9	10	33
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$37	$45	$105	$143
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes tax benefits related to a deferred adjustment as a result of a change in tax basis for the nine months ended September 30, 2022 and a remeasurement of deferred taxes as a result of changes in statutory tax rates for the three and nine months ended September 30, 2022 and 2021.
Income taxes in Certain significant items also includes tax expense related to changes in valuation allowances for the nine months ended September 30, 2022.
(b)    For the three and nine months ended September 30, 2022, primarily represents employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as product transfer costs.
For the three months ended September 30, 2021, primarily represents employee termination costs associated with the realignment of our international operations. For the nine months ended September 30, 2021, primarily represents employee termination costs associated with our international operations and other costs associated with cost-reduction and productivity initiatives.
(c)    For the three and nine months ended September 30, 2022, represents inventory and certain asset impairment charges primarily related to the consolidation of manufacturing sites in China.
For the three months ended September 30, 2021, primarily represents asset impairment charges related to a dairy product termination. For the nine months ended September 30, 2021, primarily represents asset impairment charges related to the consolidation of manufacturing sites in China and a dairy product termination.

35 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2022	2021	2022	2021
Cost of sales:
Purchase accounting adjustments	$1	$2	$3	$5
Inventory write-offs	—	1	4	2
Other	1	—	4	5
Total Cost of sales	2	3	11	12

Selling, general & administrative expenses:
Purchase accounting adjustments	8	8	22	23
Total Selling, general & administrative expenses	8	8	22	23

Research & development expenses:
Purchase accounting adjustments	—	—	—	1
Total Research & development expenses	—	—	—	1

Amortization of intangible assets:
Purchase accounting adjustments	31	35	95	104
Total Amortization of intangible assets	31	35	95	104

Restructuring charges and certain acquisition-related costs:
Integration costs	1	1	4	6
Employee termination costs	2	7	2	17
Asset impairments	2	—	2	13
Exit costs	1	1	1	3
Total Restructuring charges and certain acquisition-related costs	6	9	9	39

Other (income)/deductions—net:
Net loss on sale of assets	—	—	—	3
Asset impairments	—	3	—	3
Other	—	—	(3)	—
Total Other (income)/deductions—net	—	3	(3)	6

Provision for taxes on income	10	13	29	42

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$37	$45	$105	$143

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
Analysis of the condensed consolidated balance sheets
September 30, 2022 vs. December 31, 2021
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Inventories increased primarily as a result of the build-up of certain products and materials for increased demand, new product launches and to mitigate potential supply constraints, as well as the timing of material purchases and product shipments.
Other current assets increased primarily due to the mark-to-market adjustment of derivative instruments, collateral posted related to derivative contracts and the reclassification of derivative instruments maturing within one year from Other noncurrent assets.
Property, plant and equipment increased primarily as a result of capital spending, partially offset by depreciation expense.
The increase in Operating lease right of use assets and Operating lease liabilities reflect assets and liabilities established through new and amended lease obligations, partially offset by lease amortization and payments.

36 |

Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense and the impact of foreign exchange, partially offset by intangible asset additions from acquisitions.
Other noncurrent assets increased primarily due to the mark-to-market adjustment of derivative instruments and the reclassification of collateral received related to derivative contracts to Other current liabilities, partially offset by the reclassification of derivative instruments maturing within one year to Other current assets.
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
Other current liabilities increased primarily due to collateral received related to derivative contracts during the period and a reclassification of collateral received from Other noncurrent assets.
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
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,		%
(MILLIONS OF DOLLARS)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$1,171	$1,534	(24)
Investing activities	(445)	(316)	41
Financing activities	(1,684)	(1,548)	9
Effect of exchange-rate changes on cash and cash equivalents	(20)	—	*
Net decrease in cash and cash equivalents	$(978)	$(330)	*
*Calculation not meaningful.
Operating activities
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Net cash provided by operating activities was $1,171 million for the nine months ended September 30, 2022, and $1,534 million for the nine months ended September 30, 2021. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and the inventory build-up of certain products for increased demand and to mitigate potential supply constraints, partially offset by higher net income as adjusted by non-cash items.
Investing activities
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Our net cash used in investing activities was $445 million for the nine months ended September 30, 2022, compared with net cash used in investing activities of $316 million for the nine months ended September 30, 2021. The net cash used in investing activities for 2022 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds from interest rate swaps. The net cash used in investing activities for 2021 was primarily due to capital expenditures and acquisitions.
Financing activities
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Our net cash used in financing activities was $1,684 million for the nine months ended September 30, 2022, compared with net cash used in financing activities of $1,548 million for the nine months ended September 30, 2021. The net cash used in financing activities for 2022 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for 2021 was primarily attributable to the repayment of the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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

37 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2022	2021
Cash and cash equivalents	$2,507	$3,485
Accounts receivable, net(a)	1,189	1,133
Short-term borrowings	3	—
Current portion of long-term debt	1,350	—
Long-term debt, net of discount and issuance costs	5,210	6,592
Working capital	3,671	5,133
Ratio of current assets to current liabilities	2.27:1	3.86:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the nine months ended September 30, 2022 compared with December 31, 2021, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of September 30, 2022 and December 31, 2021. There were no amounts drawn under the credit facility as of September 30, 2022 or December 31, 2021.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2022, we had access to $50 million of lines of credit which expire at various times and are generally renewed annually. There were $3 million of borrowings outstanding related to these facilities as of September 30, 2022 and and no borrowings outstanding related to these facilities as of December 31, 2021.
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

38 |

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
Share Repurchase Program
In December 2018, our Board of Directors authorized a $2.0 billion share repurchase program. This program was completed as of June 30, 2022. In December 2021, our Board of Directors authorized an additional $3.5 billion share repurchase program. As of September 30, 2022, there was approximately $3.0 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first nine months of 2022, approximately 6.7 million shares were repurchased for $1.2 billion.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2022 and December 31, 2021, recorded amounts for the estimated fair value of these indemnifications are not significant.

39 |

New accounting standards
Recently Issued Accounting Standards Not Adopted as of September 30, 2022
A description of recently issued accounting standards is contained in Note 3. Accounting Standards of the Notes to Condensed Consolidated Financial Statements.
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
In particular, forward-looking statements include statements relating to future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, the impact of the COVID-19 pandemic, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
•the continuing decline in global economic conditions, including the current crisis in Ukraine, and inflation;
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 30, 2022, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Macroeconomic, business, political and financial disruptions, including the risks associated with the crisis resulting from Russia’s invasion of Ukraine and the imposition of sanctions and business disruptions, as well as inflation, could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers may be affected directly by the current economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions, sanctions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns and geopolitical instability may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Moreover, customers may seek lower price alternatives to our products if they are negatively impacted by the current poor economic conditions. Infectious disease outbreaks, pandemics, sanctions, geopolitical instability and widespread fear of spreading disease through human contact can cause disruptions to or negatively impact our customers’ and our distributors’ business operations, which could materially adversely affect our operating results. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets and as a result of the crisis resulting from Russia’s invasion of Ukraine, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurances that such procedures and measures will effectively limit such risks and avoid losses.

42 |

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2018, our Board of Directors authorized a $2.0 billion share repurchase program. This program was completed as of June 30, 2022. In December 2021, our Board of Directors authorized an additional $3.5 billion share repurchase program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
September 30, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2022	531,009	$174.61	519,923	$3,277,742,630
August 1 - August 31, 2022	1,055,008	$169.57	1,050,910	$3,099,516,820
September 1 - September 30, 2022	677,636	$158.25	677,565	$2,991,816,634
	2,263,653	$167.37	2,248,398	$2,991,816,634
(a)     The company repurchased 15,255 shares during the three-month period ended September 30, 2022 that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None
Item 6.    Exhibits

Exhibit 10.1	Form of Restricted Stock Unit Award Agreement, effective as of July 27, 2022
Exhibit 10.2	Form of Stock Option Award Agreement, effective as of July 27, 2022
Exhibit 10.3	Form of Performance Restricted Stock Unit Award Agreement, effective as of July 27, 2022
Exhibit 10.4	Form of Cash Award Agreement, effective as of July 27, 2022
Exhibit 10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of July 27, 2022
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

43 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

November 3, 2022	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

November 3, 2022	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

44 |