Form 10-K
period 2022-12-31
Zoetis Inc.
filed 2023-02-14
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $80,550 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 10, 2023 was 463,386,716 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders (hereinafter referred to as the “2023 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health technology. We have a diversified business, commercializing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, anti-infectives, other pharmaceutical products, medicated feed additives and animal health diagnostics. For over 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from veterinarians and pet owners to livestock farmers and ranchers.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (2022 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2022 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
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
As a result of these differences, among other things, we organize and operate our business in two segments:
•United States (U.S.) with revenue of $4,313 million, or 53% of total revenue for the year ended December 31, 2022; and
•International with revenue of $3,681 million, or 46% of total revenue for the year ended December 31, 2022.
Within each of these operating segments, we offer a diversified product portfolio for both companion animal and livestock customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2022.

1 |

Our 2022 revenue for the U.S. and key international markets, together with the percentage of revenue attributable to companion animal and livestock products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Companion Animal	Livestock
United States	$4,313	77%	23%
Total International	$3,681	51%	49%
Australia	$289	46%	54%
Brazil	$330	36%	64%
Canada	$238	61%	39%
Chile	$141	13%	87%
China	$382	66%	34%
France	$126	60%	40%
Germany	$176	73%	27%
Italy	$111	72%	28%
Japan	$173	68%	32%
Mexico	$136	32%	68%
Spain	$118	57%	43%
United Kingdom	$235	73%	27%
Other Developed	$468	48%	52%
Other Emerging	$758	38%	62%
For additional information regarding our performance in each of our operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:
Notes to Consolidated Financial Statements—Note 4. Revenue and Note 19. Segment Information. Our 2022 reported revenue for each segment, by species, is as follows:

2022 United States Segment Revenue - By Species

Poultry
4%
Swine
3%
Cattle
16%
Horses
4%
Dogs/Cats
73%

2022 International Segment Revenue - By Species

Fish
6%
Sheep and other
2%
Poultry
8%
Swine
12%
Dogs/Cats
48%
Cattle
21%
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
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sector is driven by economic development; related increases in disposable income; and increases in pet ownership and spending on pet care. Companion animals are also living longer, deepening the human-animal bond, receiving increased medical treatment and benefiting from advances in animal health medicines, vaccines and diagnostics. Companion animal products represented approximately 64% of our revenue for the year ended December 31, 2022.
Our livestock products primarily help prevent or treat diseases and conditions that allow veterinarians and producers to care for their animals and to enable the cost-effective and sustainable production of safe, high-quality animal protein. Human population growth, increasing standards of living and a greater focus on sustainable food production are important long-term growth drivers for our livestock products in three major ways. First, population growth and increasing standards of living drive demand for improved nutrition, particularly through increased consumption of animal protein. Second, population growth leads to greater natural resource constraints driving a need for enhanced productivity. Finally, as standards of living improve and the global food chain faces increased scrutiny, there is more focus on food quality, sustainability, safety and reliability of supply. Livestock products represented approximately 35% of our revenue for the year ended December 31, 2022.
In addition, our CSS organization, which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2022.
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
•medicated feed additives: products added to animal feed that provide medicines to livestock; and
•animal health diagnostics: testing and analysis of blood, urine and other animal samples and related products and services, including point-of-care diagnostic products, instruments and reagents, rapid immunoassay tests, reference laboratory kits and services and blood glucose monitors.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals, as well as products and services in biodevices, genetic tests and precision animal health.
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
The following are examples of our first-in-class and/or best-in-class products that we have launched in recent years and products that we believe may represent platforms for future product lifecycle innovation (listed alphabetically):
•Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved in 2013 for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we have launched Apoquel in many key markets globally. In 2021, a chewable version of Apoquel was approved in the European Union (EU) and the United Kingdom (U.K.) and in 2022 was approved in other key markets globally, including Mexico, Australia, Canada and Japan;
•Core EQ Innovator™, the first and only vaccine for horses to contain all five core equine disease antigens - West Nile, Eastern and Western Equine encephalomyelitis, tetanus and rabies - in one combination, was approved in the U.S. in 2018 and in Canada in 2019;
•Cytopoint®, the first canine monoclonal antibody (mAb) to help reduce the clinical signs of atopic dermatitis (such as itching) in dogs of any age, was licensed in the U.S. in 2016 (and was later granted an expanded indication to treat allergic dermatitis in 2018). The product has since been approved in many key markets globally. An injection given once every four to eight weeks, Cytopoint neutralizes interleukin-31, a protein that has been demonstrated to trigger itching in dogs;
•Fostera® PCV MH was introduced in November 2013 in the U.S. and has since been approved in many key markets globally. It was developed to help protect pigs from porcine circovirus-associated disease (PCVAD) and enzootic pneumonia caused by M. hyopneumoniae (M. hyo). Fostera Gold PCV MH, the only vaccine to contain two PCV2 genotypes and long-lasting M. hyo coverage, was approved in the U.S. and Canada in 2018 and has since been approved in many key markets globally. The Fostera franchise also includes Fostera/Suvaxyn® PRRS, which was approved in the U.S. in 2015 and has since been approved in many key markets globally. This vaccine offers protection against both the respiratory and reproductive forms of disease caused by porcine reproductive and respiratory syndrome (PRRS) virus;
3 |

•Librela® (bedinvetmab), the first injectable mAb therapy for monthly alleviation of osteoarthritis (OA) pain in dogs, was approved in the EU and Switzerland in 2020, Canada, Brazil, and the U.K. in 2021 and Australia and Japan in 2022;
•Poulvac® Procerta™ HVT-ND, our first vector vaccine that helps protect against Marek’s disease and Newcastle disease, highly contagious viral infections affecting poultry, was approved in the U.S. in 2019. In 2020, we expanded our line of recombinant vector vaccines with the launch of Poulvac Procerta HVT-IBD, which helps protect against Marek's disease and provides early protection against the contemporary infectious bursal disease (IBD) viruses. We expanded Poulvac Procerta HVT-ND into new markets, including Brazil, Canada and the Philippines in 2021 and in 2022 expanded Poulvac Procerta HVT-IBD into Brazil. In 2022, we further expanded our line of recombinant vector vaccines with the launch of Poulvac Procerta HVT-IBD-ND in the U.S., which is an advanced trivalent vector vaccine that delivers powerful early protection against Marek's disease, infectious bursal disease and Newcastle disease in one dose;
•ProHeart® 12 (moxidectin), a once-yearly injection to prevent heartworm disease in dogs 12 months of age and older, was approved in the U.S. in 2019;
•Protivity®, a modified-live bacterial vaccine that is effective in protecting healthy beef and dairy cattle against respiratory disease caused by Mycoplasma bovis (M. bovis), was approved in the U.S. in 2022;
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
•SolensiaTM (frunevetmab), the first injectable mAb therapy for monthly alleviation of OA pain in cats, was approved in Switzerland in 2020, Canada, the EU and the U.K. in 2021 and the U.S., Australia and Japan in 2022;
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
We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first experimental coronavirus (COVID-19) vaccine to help protect the health and well-being of more than 100 mammalian species living in zoos around the world; the first equine vaccine for West Nile virus in the U.S. and EU; the first swine vaccine for pandemic H1N1 influenza virus in the U.S.; the first licensed vaccine against the pandemic H5N1 bird flu in the U.S. and EU; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the U.S.; and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the U.S. In 2019, Zoetis established a research facility with Texas A&M University to develop vaccines for transboundary and emerging diseases in animals, including Foot-and-Mouth Disease (FMD), a virus that can cause serious illness in cattle, pigs, and sheep. In 2020, the company opened a research lab at Colorado State University in a partnership to increase our understanding of the potential use of immunomodulators in livestock that could reduce the need for antibiotics, as well as advance our understanding of the biology of key diseases affecting companion animals which could lead to new therapies that can treat chronic health conditions in pets.
Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for aquatic health products. Pharmaq added to its leading Alpha Ject® vaccine line with approval of Alpha Ject Micro 1 TiLa in Brazil and Colombia, and Alpha Ject Micro 1 Si in Honduras in 2019, as well as Alpha Ject Micro 4-2 in Chile in 2020. Pharmaq also launched Alpha Flux® in Chile in 2019, a parasiticide that helps salmon farmers control sea lice infestations, one of the major challenges in the aquatic health industry. In 2020, Pharmaq received approval in Norway for Alpha ERM Salar, a water-based injectable vaccine that helps protect salmon from red mouth, a common bacterial infection. Pharmaq also established a new diagnostics lab in Norway, the country with the highest density of salmon fish farmers in the world, that serves as a hub for research and testing. In 2020, Zoetis acquired Fish Vet Group to expand the geographic reach and enhance the diagnostics expertise and testing services of the Pharmaq business for fish farmers in major aquaculture markets.
Zoetis enhanced the portfolio of its diagnostic products with the acquisition in 2018 of Abaxis, Inc. (Abaxis), a leading provider of veterinary point-of-care diagnostic instruments. With this acquisition came the VetScan® portfolio of benchtop and handheld diagnostic instruments and consumables, which serves a large customer base of veterinary practices both in the U.S. and international markets. In 2019, the company acquired Phoenix Central Laboratory for Veterinarians, Inc. and ZNLabs, LLC marking its entry into reference laboratory services and building on a strategy to develop a more comprehensive diagnostics offering with enhanced value for veterinarians. In 2020, the company acquired a third veterinary reference lab business, Ethos Diagnostic Science. The Zoetis diagnostic portfolio also includes the Witness®, Serelisa® and ProFlok® lines of immunodiagnostic kits, which provide disease detection capabilities for various species, including dogs, cats, cattle, swine and poultry. In 2020, the company launched Vetscan Imagyst™ in the U.S., Australia, Ireland, New Zealand, and the U.K. In 2021, we expanded to Canada, Spain, Germany, Italy, Netherlands, Belgium and Luxembourg. Imagyst uses a combination of image recognition technology, algorithms and cloud-based artificial intelligence (AI) to deliver rapid testing results to veterinary clinics. In 2021, the company added digital cytology testing to the Vetscan Imagyst platform and in 2022 the company added AI blood smear testing to the Vetscan Imagyst platform. As Zoetis continues to develop additional innovative applications for Vetscan Imagyst, it plans to seamlessly integrate even more new capabilities into the platform, helping veterinarians provide the best possible care for dogs and cats.
Zoetis also entered the field of animal nutritionals with the acquisition of Platinum Performance in 2019. The acquisition brings us premium nutritional product formulas and a unique approach to the field of scientific wellness for horses, dogs and cats.
4 |

In 2022, the company completed the acquisition of Jurox, an animal health company based in Australia, which brings the company a range of companion animal and livestock products and provides the company with future growth opportunities, manufacturing capacity and increased capabilities in Australia. Also in 2022, the company acquired Basepaws, a petcare genetics company that provides pet owners with genetic tests, analytics and early health risk assessments, which help pet owners and veterinarians understand an individual pet’s risk for disease and can lead to more meaningful engagements and increased likelihood of early detection and treatment of disease.
In 2022, our two top-selling products and product lines, Simparica/Simparica Trio and Apoquel, contributed approximately 12% and 10%, respectively, of our revenue. Combined with our next three top-selling products and product lines, Cytopoint, Revolution®/Revolution Plus/Stronghold and ceftiofur line, these five products and product lines contributed approximately 37% of our revenue. In 2022, our ten top-selling products and product lines contributed approximately 49% of our revenue. In 2022, we had 15 products and product lines with revenues of $100 million or more.
Our products and product lines that represented approximately 1% or more of our revenue in 2022, which comprise approximately 62% of our total revenue, are as follows (listed alphabetically by product category):
Companion animal products

Product / product line	Description	Primary species

Vaccines
Vanguard® L4 (4-way Lepto) / Vanguard® line
Helps protect against leptospirosis caused by Leptospira canicola, L. grippotyphosa, L. icterohaemorrhagiae and L. pomona. Aids in preventing canine distemper caused by canine distemper virus; infectious canine hepatitis caused by canine adenovirus type 1; respiratory disease caused by canine adenovirus type 2; canine parainfluenza caused by canine parainfluenza virus; canine parvoviral enteritis caused by canine parvovirus; Lyme disease and subclinical arthritis associated with Borrelia burgdorferi, the causative agent of Lyme disease. Vanguard Rapid Resp is a group of three vaccines combating infections in dogs caused by Bordetella bronchiseptica, canine parainfluenza and canine adenovirus; canine influenza vaccines; and an oral vaccine for Bordatella bronchiseptica
Dogs

Anti-infectives
Clavamox® / Synulox®	A broad-spectrum antibiotic and the first potentiated penicillin approved for use in dogs and cats	Cats, dogs
Convenia®	Anti-infective for the treatment of common bacterial skin infections that provides a course of treatment in a single injection	Cats, dogs

Parasiticides
ProHeart®	Prevents heartworm infestation; also for treatment of existing larval and adult hookworm infections	Dogs
Revolution® / Revolution® Plus / Stronghold® line	An antiparasitic for protection against fleas, heartworm disease and ear mites in cats and dogs; sarcoptic mites and American dog tick in dogs and roundworms and hookworms for cats	Cats, dogs
Simparica®/ Simparica Trio®	A monthly chewable tablet for dogs to control fleas and ticks; Simparica Trio, also a monthly chewable tablet, is a triple combination parasiticide that delivers all-in-one protection from fleas and ticks, as well as heartworm disease, roundworms and hookworms	Dogs

Other Pharmaceutical Products
Cerenia®	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs	Cats, dogs
Librela®	An injectable monthly antibody therapy to alleviate osteoarthritis pain in dogs	Dogs
Rimadyl®	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs

Dermatology
Apoquel®	A selective inhibitor of the Janus Kinase 1 enzyme that controls pruritus associated with allergic dermatitis and control of atopic dermatitis in dogs at least 12 months of age	Dogs
Cytopoint®	An injectable to help reduce the clinical signs such as itching of atopic dermatitis in dogs of any age	Dogs

Animal Health Diagnostics
VetScan®	A portfolio of benchtop and handheld diagnostic instruments, rapid tests and associated consumables	Cats, dogs

5 |

Livestock products

Product / product line	Description	Primary species

Vaccines
Improvac® / Improvest® / Vivax®	Reduces boar taint, as an alternative to surgical castration and suppression of estrus in gilts	Swine
Rispoval® / Bovishield® line	Aids in preventing three key viruses involved with pneumonia in cattle (BRSV, PI3 virus and BVD), as well as other respiratory diseases, depending on formulation	Cattle
Suvaxyn® / Fostera®
Aids in preventing or controlling diseases associated with major pig pathogens such as porcine circovirus type 2 (PCV2), porcine reproductive and respiratory syndrome virus (PRRSv) and Mycoplasma hyopneumoniae (M. hyo), depending on formulation
Swine

Anti-infectives
Ceftiofur injectable line	Broad-spectrum cephalosporin antibiotic active against gram-positive and gram-negative bacteria, including ß-lactamase-producing strains, with some formulations producing a single course of therapy in one injection	Cattle, sheep, swine
Draxxin® / Draxxin KP
Single-dose low-volume antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine keratoconjunctivitis and bovine foot rot. This franchise also includes Draxxin KP/Draxxin Plus, an injectable for the treatment of bovine respiratory disease that combines the antimicrobial properties of Draxxin with the anti-inflammatory, analgesic and antipyretic properties of the non-steroidal Ketoprofen to rapidly reduce fever in a single dose
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
International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the U.S. accounted for 46% of our total revenue for the year ended December 31, 2022. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, Chile, China and Mexico, emerging markets contributed 22% of our total revenue for the year ended December 31, 2022.
Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, among other things, currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. See Item 1A. Risk Factors— Risks related to operating in foreign jurisdictions.
Sales and Marketing
Our sales organization includes sales representatives and technical and veterinary operations specialists. We also contract with distributors that provide logistics and sales and marketing support for many of our products. In regions where we do not maintain a direct commercial presence, we rely solely on distributors for these services.
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to those in human health. In certain markets, including the U.S., pet owners are taking a more active role in product purchasing decisions, and as a result we are increasingly investing in direct-to-consumer marketing efforts. As of December 31, 2022, our sales organization consisted of approximately 4,200 employees.
Our companion animal and livestock products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through retail and e-commerce outlets. We also market our products by advertising to veterinarians, livestock producers and pet owners.
6 |

Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. In certain markets, we also sell certain companion animal products through retail and e-commerce outlets. We sell our livestock products primarily to veterinarians and livestock producers, including beef and dairy farmers as well as pork and poultry operations, in addition to third-party veterinary distributors and retail outlets who then typically sell the products to livestock producers. Our two largest customers, both distributors, represented approximately 14% and 9%, respectively, of our revenue for the year ended December 31, 2022, and no other customer represented more than 8% of our revenue for the same period.
Research and Development
Our R&D operations are comprised of a dedicated veterinary medicine R&D organization, external alliances and other operations focused on the development, registration and regulatory maintenance of our products. In addition, we have R&D operations focused on diagnostics, devices, data, digital and other technological innovation. We incurred R&D expenses of $539 million in 2022, $508 million in 2021 and $463 million in 2020.
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
As of December 31, 2022, we employed approximately 1,430 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Rutherford, Australia; Louvain-la-Neuve, Belgium; Campinas, Brazil; Suzhou, China; Farum, Denmark; Olot, Spain; Union City, California; Charles City, Iowa; Kalamazoo, Michigan; Durham, North Carolina; and Lincoln, Nebraska, U.S. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; São Paulo, Brazil; Beijing, China; Thane, India; Oslo, Norway; Hong Ngu, Vietnam; Con Tho, Vietnam; Torrance, California, Fort Collins, Colorado and College Station, Texas, U.S. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents, as appropriate.
Manufacturing and Supply Chain
Our products are manufactured at sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 29 sites operated by us.
7 |

Our global manufacturing network is comprised of the following sites:

Site	Location	Site	Location
Buellton	California, U.S.	Overhalla	Norway
Campinas	Brazil	Rathdrum	Ireland
Catania	Italy	Rutherford	Australia
Charles City	Iowa, U.S.	Salisbury	Maryland, U.S.
Chicago Heights	Illinois, U.S.	San Diego	California, U.S.
Durham	North Carolina, U.S.	Suzhou (Bio)	China
Eagle Grove	Iowa, U.S.	Suzhou (MFA)	China
Farum	Denmark	Tallaght	Ireland
Kalamazoo	Michigan, U.S.	Tullamore	Ireland
Klofta	Norway	Union City	California, U.S.
Lincoln	Nebraska, U.S.	Weibern	Austria
Louvain-la-Neuve	Belgium	Wellington	New Zealand
Medolla	Italy	White Hall	Illinois, U.S.
Melbourne	Australia	Willow Island	West Virginia, U.S.
Olot	Spain
We own the majority of these sites, with the exception of our facilities in Buellton, California (U.S.), Durham, North Carolina (U.S.), Klofta (Norway), Medolla (Italy), Melbourne (Australia), San Diego, California (U.S.), Tullamore (Ireland), Union City, California (U.S.) and Weibern (Austria), which are leased sites.
We regularly evaluate the adequacy of our manufacturing capabilities and are currently in the process of expanding these capabilities at certain existing sites.
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2022, this network was comprised of 132 CMOs, including those centrally-managed as well as locally-managed CMOs.
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
The level of competition from generic products varies from market to market. Unlike in the human health market, there is no large, well-capitalized company focused on generic animal health products that exists as a global competitor in the industry. Historically, the reasons for this include the relatively smaller average market size of each product opportunity, the importance of direct distribution and education to veterinarians and livestock producers and the primarily self-pay nature of the business. In addition, companion animal health products are often directly prescribed and dispensed by veterinarians. Nonetheless, we continue to face increased competition from generic products and lower cost alternatives. For more information regarding the generic competition we have and expect to encounter as patents on certain of our key products expire, see Item 1. Business - Intellectual Property.
The importance of quality and safety concerns to pet owners, veterinarians and livestock producers also contributes to animal health brand loyalty. As a result, we believe that significant brand loyalty to products often continues after the loss of patent-based and regulatory exclusivity.
8 |

Intellectual Property
Our technology, brands and other intellectual property are important elements of our business. We rely on patent, trademark, copyright, design and trade secret laws, as well as regulatory exclusivity periods and non-disclosure agreements to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, as appropriate.
Our product portfolio enjoys the protection of approximately 6,320 granted patents and 1,430 pending patent applications, filed in more than 50 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the U.S., as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and are licensed to Zoetis.
Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. Below is a summary of our recent and upcoming key patent expirations.
•Patents relating to the active ingredient (tulathromycin) and formulation of Draxxin have expired in the majority of markets. Exceptions are the active ingredient and formulation patents in Japan that expire in May 2023 and November 2025, respectively and active ingredient and formulation patents in Brazil which expire in July and December 2025, respectively. Generic or other competing tulathromycin products are now marketed in most major markets as well as in many smaller markets. Additional marketing authorizations for generic tulathromycin products may be granted in various markets in the future. Sales of Draxxin have been negatively affected by generic competition in the markets where the patents have expired.
•All patents relating to the active ingredient of Excede/Naxcel (ceftiofur crystalline free acid) have expired. The patents covering the commercial formulation of Excede in the U.S., Japan and Brazil extend to July 2024, September 2026 and August 2027, respectively, but the corresponding patents in Europe, Canada and Australia expired in September 2021. The commercial method of administration patent relevant to the product line expires in March 2023 in the U.S., Europe and Australia, and in March 2028 in Japan. Generic versions of Excede have entered the market in Brazil, Mexico and Russia. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before July 2024.
•All patents relating to Revolution/Stronghold containing selamectin as the sole active ingredient have expired. Generic versions of selamectin are now sold in markets including the U.S., Europe, Australia and Canada. Selamectin is one of the active ingredients in our combination parasiticide product, Revolution Plus/Stronghold Plus, which is separately patent protected.
•The patent for the active ingredient of Convenia (cefovecin sodium) has expired in all countries, the patents covering the commercial formulation expired in all countries in November 2022, except for the U.S., which will expire in October 2023 and Brazil which will expire in November 2025.
•The patent for the active ingredient of Cerenia has expired in all countries and the formulation patents relevant to the injectable product line expire between 2025 and 2028. Generic versions of Cerenia injectable have been registered and marketed in Europe, Canada and Australia and we are aware that regulatory approval of at least one generic version of Cerenia injectable is currently being pursued in the U.S.
•All patents covering ProHeart 6 and ProHeart 12 have expired.
Zoetis typically enforces its patents vigorously as appropriate globally, including by filing infringement claims against other parties.
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
We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 9,500 trademark applications and registrations in our market countries, identifying products and services dedicated to the care of companion animals and livestock.
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
United States
United States Food and Drug Administration (FDA). The regulatory body that is responsible for the regulation of animal health pharmaceuticals in the U.S. is the Center for Veterinary Medicine (CVM), housed within the FDA. All manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug and Cosmetic Act. The FDA's basis for approving a drug application is documented in a Freedom of Information Summary. Post-approval monitoring of products is required by law, with reports being provided to CVM's Office of Surveillance and Compliance. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the legal and agency requirements.
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
United States Department of Agriculture (USDA). The regulatory body in the U.S. for veterinary vaccines is the USDA. The USDA's Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including certain immunotherapeutics and certain diagnostic
9 |

products. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the agency requirements.
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
Foreign Trade Controls. In addition, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.
We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department, Customs and Border Protection within the Department of Homeland Security and the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). As a global animal health company, we conduct business in multiple jurisdictions throughout the world. This includes supplying medicines and medical products for use in Iran and shipment of products to Iran, and conducting related activities, in accordance with a general license issued by OFAC and in line with our corporate policies. As previously disclosed, we acquired Platinum Performance (Platinum) in August 2019. During the integration process, after the closing of the acquisition, we discovered that Platinum had initiated certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran. These sales were not conducted pursuant to a general license from OFAC and potentially violated the Iranian Transactions and Sanctions Regulations (ITSR) administered by OFAC. We submitted an initial voluntary disclosure to OFAC in February 2020 while our internal investigation was ongoing. After concluding our internal investigation, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding these transactions. In addition we are subject to a wide variety of state level regulations in the United States covering topics such as the environment, animal welfare and privacy
Outside the United States
EU. The European Medicines Agency (EMA) is the centralized regulatory agency of the EU. The agency is responsible for the scientific evaluation of medicines developed by healthcare companies seeking centralized approval for use in the EU. The agency has a veterinary review section distinct from the medical review section. The Committee for Veterinary Medicinal Products (CVMP) is responsible for scientific and technical review of the submissions for innovative pharmaceuticals, biopharmaceuticals and vaccines. After the CVMP issues a positive opinion on the approvability of a product, the EU commission reviews the opinion and, if they agree with the CVMP, they grant the product market authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. The centralized procedure is mandatory for certain types of products, such as those developed by means of recombinant DNA technology or novel therapeutic veterinary medicinal products. Products (other than those covered by the mandatory scope of the centralized procedure) can also be registered in the EU via the decentralized or the mutual recognition routes under the supervision of the Co-ordination Group for Mutual Recognition and Decentralized Procedures for Veterinary Medicinal Products (CMDv). This co-ordination group is composed of one representative per member state from each national regulatory agency, including Norway, Iceland and Liechtenstein. A series of Regulations, Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for product approval in the EU. In general, these requirements are similar to those in the U.S., requiring demonstrated evidence of, safety, efficacy, and quality/consistency of manufacturing processes. We are also subject to the EU General Data Protection Regulation (GDPR) that requires us to meet enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data.
United Kingdom. The U.K. is no longer a member of the EU and the making, updating and enforcing of U.K. legislation for Veterinary Medicinal products is the responsibility of the U.K.’s Veterinary Medicine Directorate (VMD) agency.
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
Australia. The Australian Pesticides and Veterinary Medicines Authority (APVMA) is an Australian government statutory authority established in 1993 to centralize the registration of all agricultural and veterinary products for the Australian marketplace. Previously each State and Territory government had its own system of registration. The APVMA assesses applications from companies and individuals seeking registration or a permit so they can supply their product to the marketplace. Applications undergo rigorous assessment using the expertise of the APVMA's scientific staff
10 |

and drawing on the technical knowledge of other relevant scientific organizations, Commonwealth government departments and state agriculture departments. If the product works as intended and the scientific data confirms that when used as directed on the product label it will have no harmful or unintended effects on people, animals, the environment or international trade, the APVMA will register the product. As well as registering new agricultural and veterinary products, the APVMA receives and reviews adverse event information which may be submitted by registrants or members of the public. The APVMA also reviews registered products when particular concerns are raised about their safety and effectiveness. The review of a product may result in confirmation of its registration, or it may see registration continue with some changes to the way the product can be used. In some cases the review may result in the registration of a product being canceled and the product taken off the market.
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
Human Capital Management
As of December 31, 2022, we had approximately 13,800 employees worldwide, which included approximately 6,900 employees in the U.S. and approximately 6,900 in other jurisdictions. We view the strength of our leadership team and our talented colleagues around the world as a critical component of our past and future success. We are committed to continuing to be a company our colleagues can be proud of and to attracting, retaining and developing the best talent in the industry through our focus on workplace culture and engagement, diversity, equity and inclusion (DE&I), talent recruitment, development and retention, benefits and compensation, and employee well-being, health and safety. The Human Resources Committee of our Board of Directors is responsible for overseeing talent development, DE&I, and employee engagement programs and policies, and the Quality and Innovation Committee regularly reviews employee health and safety metrics.
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
Workplace Culture and Employee Engagement
We have established Core Beliefs that are the foundation of the commitments we make to each other, our customers and our stakeholders every day:
•Our Colleagues Make the Difference
•Always Do the Right Thing
•Customer Obsessed
•Run It Like You Own It
•We are One Zoetis
We value responsibility and integrity. Our Code of Conduct contains general guidelines for conducting business with the highest standards of ethics. We are committed to an environment where open, honest communications are the expectation, not the exception. We have an Open Door Policy
11 |

where colleagues are encouraged to present ideas, concerns, questions, issues or suggestions directly to any level of leadership within Zoetis, without fear of retaliation.
We assess colleague engagement and key drivers enabling organizational performance by regularly conducting employee engagement surveys. Our engagement rate, as measured by favorable responses to qualitative questions about alignment with Zoetis objectives and employment with Zoetis, in 2022 was 88%. We are proud to continue to have an engagement rate in the high eighties for the last three years. Insights from the Company’s engagement survey are used to develop both company-wide and business function level organizational and talent development plans.
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
Our DE&I focus and commitment begins with our leadership team of diverse backgrounds, experiences and ethnicities (for example, 55% of the executive team, including our Chief Executive Officer, are women), and it is demonstrated in our support of our colleagues and industry. We are committed to accelerating inclusion, equity and more diverse representation across the company. In May 2021, we released our first Sustainability Report, which included aspirations for change to make Zoetis and our industry more inclusive, including the following specific aspirations focused on increasing the representation of underrepresented groups within our company by the end of 2025 (as compared to 2020):
•Increase representation of women at the director level and above globally from 32% to 40%;
•Increase overall representation among people of color in the U.S. from 21% to 25%;
•Increase representation of Black colleagues in the U.S. from 4% to 5%; and
•Increase representation of Latinx colleagues in the U.S. from 5% to 6%.
We continue to make great strides towards achieving these aspirations. In addition, we offer eight Colleague Resource Groups, which are an important catalyst to foster a diverse, inclusive environment, while positively impacting our business and community. In 2022, we continued to offer DE&I training globally to all our employees.
Talent Recruitment, Development and Retention
We employ a variety of career development, employee benefits, policies and compensation programs designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for diverse needs including generous parental leave policies and expanded adoption, fertility and surrogacy benefits for all colleagues equitably. We have internal programs designed to develop and retain talent, including a talent development portal, mentoring programs, career planning resources, leadership development programs, performance management and training programs. In particular, our R&D team recruits scientists and research and development personnel from universities and scientific associations and forums and leverages a variety of R&D-specific talent tools. Our voluntary attrition rate decreased from 11% in 2021 to 10% in 2022.
Compensation and Benefits
We strive to support our colleagues’ well-being and enable them to achieve their best. Our compensation and benefits programs are designed to support colleague well-being including physical and mental health, financial wellness, and family and lifestyle resources. We recognize the diverse needs of our colleagues around the world and have developed comprehensive programs that vary by country and region to best address them. In the U.S., these benefits include flexible work arrangements, educational assistance, mental health support, and inclusive family-friendly benefits like fully paid parental leave, including for adoptions, fathers and same sex partners, as well as fertility and surrogacy benefits. To support colleague well-being and work life balance, we continue to offer enhanced childcare benefits and flexible work arrangements to support our colleagues in managing their work and family responsibilities.
We are proud of our continuing record of being recognized as a top employer by esteemed publications and organizations around the world.
Employee Health and Safety
We are committed to ensuring a safe working environment for our employees and our Global Environmental Health and Safety (EHS) Policy standards define EHS performance requirements for each site, procedures and recommended practices. Our sites have injury prevention programs, and we strive to build a best-in-class safety culture. Our procedures emphasize the need for the cause of injuries to be investigated and for action plans to be implemented to mitigate potential recurrence.
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

12 |

Information about our Executive Officers
Kristin C. Peck
Age 51
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
Wetteny Joseph
Age 50
Executive Vice President and Chief Financial Officer
Mr. Joseph has served as our Executive Vice President and Chief Financial Officer since June 2021. Mr. Joseph joined Zoetis from Catalent, where he served for 13 years, most recently as Senior Vice President and Chief Financial Officer of Catalent from February 2018 to May 2021. Mr. Joseph joined Catalent in September 2008 where he served as Corporate Controller until October 2012, then as Vice President Finance across multiple business units until October 2015, when he was named President, Clinical Supply Services, one of the company's principal business units. Before joining Catalent, Mr. Joseph held a variety of senior financial positions at the industrial distribution company HD Supply, including as CFO of its plumbing and HVAC business unit. He also served as Corporate Controller for Hughes Supply, a Fortune 500, NYSE-listed company that was acquired by Home Depot and became part of HD Supply. In his early career, Mr. Joseph spent six years at PricewaterhouseCoopers as an auditor and strategic financial advisor across a variety of industries.
Nick Ashton
Age 50
Executive Vice President and President, Global Manufacturing and Supply
Mr. Ashton has served as our Executive Vice President and President, Global Manufacturing and Supply since May 2022. Mr. Ashton joined Zoetis in 2020 as Head of Global External Supply, where he led all aspects of the company’s global external manufacturing network, overseeing CMOs to keep pace with customer demand. Mr. Ashton brings more than 25 years of global experience in areas of production, supply chain, external manufacturing, procurement, network strategy and execution for major international companies including GSK, Babcock International and Merck.
Jamie Brannan
Age 50
Executive Vice President and President of International Operations and Aquaculture
Mr. Brannan has served as our Executive Vice President and President of International Operations and Aquaculture since November 2022. He served as our President of International Operations from June 2021 to November 2022. He served as our Senior Vice President of the U.K., Ireland and Nordics Cluster from 2016 to 2021. Mr. Brannan joined Zoetis from Mölnlycke Health Care where he most recently served as the Surgical Business Director and General Manager for the U.K. and Ireland.
Heidi C. Chen
Age 56
Executive Vice President, General Counsel and Corporate Secretary; Business Lead of Human Health Diagnostics
Ms. Chen has served as our Executive Vice President and General Counsel since October 2012, and as our Corporate Secretary since July 2012. Since January 2020, Ms. Chen has had oversight responsibility for our Human Health Diagnostics business. Ms. Chen joined Pfizer in 1998 and held various legal and compliance positions of increasing responsibility, including Vice President and Chief Counsel of Pfizer Animal Health, our predecessor company, and lead counsel for Pfizer’s Established Products (generics) business.
Rimma Driscoll
Age 50
Executive Vice President and Head of Global Strategy, Commercial and Business Development, and Global BioDevices
Ms. Driscoll has served as our Executive Vice President and Head of Global Strategy, Commercial and Business Development since November 2022. She also has had oversight for the company’s Global BioDevices and Pumpkin Pet Insurance businesses since February 2023. Previously, she served as our Senior Vice President, Business Development from January 2020 to November 2022. She served as our Vice President, Business Development and Commercial Alliances from 2016 to January 2020. Ms. Driscoll joined Zoetis in February 2016, from Procter & Gamble Company, where she worked for more than 20 years running Global Business Development, Mergers & Acquisitions and Alliance organizations for their consumer healthcare and pharmaceuticals businesses.
13 |

Jeannette Ferran Astorga
Age 48
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
Age 58
Executive Vice President, Chief Human Resources Officer and Global Operations
Ms. Lagano has served as our Executive Vice President and Chief Human Resources Officer since November 2012 and in January 2020 she took on responsibility for Global Operations and Security functions. She previously had oversight of the company’s Corporate Communications function from 2015 to 2019. Ms. Lagano joined Pfizer in 1997 and held various positions, including Senior Vice President, Global Compensation, Benefits and Wellness and Senior Director, Business Transactions, Pfizer Worldwide Human Resources.
Wafaa Mamilli
Age 55
Executive Vice President, Chief Digital & Technology Officer and Group President for China, Brazil and Precision Animal Health
Ms. Mamilli has served as our Executive Vice President, Chief Digital & Technology Officer and Group President for China, Brazil and Precision Animal Health since November 2022. She served as our Executive Vice President and Chief Information and Digital Officer from January 2020 to October 2022. Ms. Mamilli joined Zoetis from Eli Lilly and Company where she most recently served as Global Chief Information Officer for business units from January 2019 to January 2020. Prior to that, she was Eli Lilly’s Chief Information Security Officer from March 2016 to March 2019 and Information Officer for the Diabetes Business Unit & Real World Evidence from May 2014 to March 2016.
Robert J. Polzer
Age 54
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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2022 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:
•environmental-related capital expenditures - approximately $8 million; and
•other environmental-related expenditures - approximately $18 million.
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
14 |

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
Also available on our website is information relating to corporate governance at Zoetis and our Board of Directors, including as follows: our Corporate Governance Principles; Zoetis Code of Conduct (for all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Controller); Board Committees and Committee Charters; and ways to communicate by email with our Directors. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Zoetis Inc., 10 Sylvan Way, Parsippany, New Jersey 07054. Information relating to shareholder services is also available on our website. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards affecting our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Controller on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules.
We use our website (www.zoetis.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included in the “Investor Relations” and “News & Insights” sections of our website. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2022 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.
15 |

Item 1A. Risk Factors.
In addition to the other information set forth in this 2022 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, the impact of the COVID-19 pandemic and any recovery therefrom on our business, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
Risks related to our business and the animal health industry
Our products are subject to unanticipated safety, quality or efficacy concerns.
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
If any of our top-selling products and product lines experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects, manufacturing or supply chain disruptions, regulatory proceedings, labeling changes, negative publicity, changes to veterinarian or customer preferences, and/or disruptive innovations or the introduction of competing and/or more effective products, our revenues could be negatively impacted, perhaps significantly. For example, our five top-selling products and product lines, Simparica/Simparica Trio, Apoquel, Cytopoint, Revolution/Revolution Plus/Stronghold and ceftiofur line, contributed approximately 37% of our revenue in 2022, and any issues with these top-selling products and product lines would have a more significant impact to our results of operations.
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
16 |

Generic and other products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we face competition from lower-priced generic alternatives to many of our products that no longer have patent protection. In certain circumstances, we have been forced to lower our prices and provide discounts or rebates in order to compete with generic products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable and Draxxin products. In the years since the start of generic and other competition, sales of our Rimadyl chewable and Draxxin products have declined in the U.S., the largest market for these products, by 23% and 45%, respectively, and additional declines are expected in subsequent years.
If animal health customers increase their use of new or existing generic products, our operating results and financial condition could be materially adversely affected.
Our business is subject to risk based on global economic and political conditions.
Macroeconomic, business, political and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers may be affected directly by the current economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers or goods from our suppliers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions, sanctions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns and geopolitical instability may cause some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Moreover, customers may seek lower price alternatives to our products if they are negatively impacted by the current poor economic conditions. Russia’s invasion of Ukraine and the imposition of sanctions and business disruptions and the measures taken in China to combat the COVID-19 pandemic, as well as inflation, are examples of recent global economic conditions that could have a material adverse effect on our operating results, financial condition and liquidity.
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
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. There is no certainty that measures taken by governmental authorities, including those taken in China, will be sufficient to mitigate the risks posed by the virus, and our ability to continue to perform critical functions could be harmed.
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
Additionally, many of our workforce continue to work remotely. Remote working arrangements could result in additional complexity or inefficiency or increase operational risks, including, but not limited to, risks associated with cybersecurity, information technology and systems which could have a material adverse effect on our business.
Weak global economic conditions also may amplify the ongoing impact of the pandemic. The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Risk Factors section, any of which could have a material effect on us. This situation continues to change rapidly, especially as new variants of the virus are identified, surges occur and government mitigation plans are implemented and additional impacts may arise that we are not aware of currently. In addition, we cannot predict the impact or affect on our business of any future pandemics or disease outbreaks that may occur.
17 |

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
From time to time, we may implement new business lines or offer new products and services within existing lines of business. There may be substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation of a new line of business or a new product or service. New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.
Restrictions and bans on the use of and consumer preferences regarding antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $1.0 billion for the year ended December 31, 2022.
For example, regulations regarding antibiotic usage in animals have been introduced in certain markets, including the U.S., the EU, China, France, Germany, and Vietnam. In addition, certain jurisdictions like Italy have implemented the use of electronic prescriptions, which has caused more disciplined use of antibiotics and decreased the demand for our antibacterial products. Also, in certain markets, there has been an increase in consumer preference towards proteins produced without the use of antibiotics.
18 |

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
Our livestock business depends heavily on a healthy and growing livestock industry. If the public perceives a risk to human health from the consumption of the food derived from animals that utilize our products, there may be a decline in the production of such food products and, in turn, demand for our products. Furthermore, changing consumer preferences and increasing consumer interest in alternatives to animal-based protein and dairy products has driven the growth of plant-based substitutes. Any reputational harm to the livestock industry may also extend to companies in related industries, including our company. Adverse consumer views related to the use of one or more of our products in livestock also may result in a decrease in the use of such products and could materially adversely affect our operating results and financial condition.
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
We pursue acquisitions, technology licensing arrangements, strategic alliances or divestitures of some of our businesses as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, due to regulatory constraints or limitations or other unforeseen factors that prevent us from realizing the expected benefits. We may be unable to integrate acquisitions successfully into our existing business, and we may be unable to achieve expected sales, gross margin improvements or efficiencies. Our reported results of operations could be negatively affected by acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. We may be subject to litigation or government investigations in connection with, or as a result of, acquisitions, dispositions, licenses or other alliances. While our evaluation of any potential transaction includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions or fines resulting from an acquisition target's previous activities, inadequate controls, or costs associated with any quality issues with an acquisition target’s legacy products. Any of these events could cause us to incur significant expenses and could materially adversely affect our operating results and financial condition.
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
Weather conditions, including excessive cold or heat, natural disasters, floods, droughts and other events, could negatively impact our livestock customers by impairing the health or growth of their animals or the production or availability of feed. Such events can also interfere with our livestock customers’ operations due to power outages, fuel shortages, damage to their farms or facilities or disruption of transportation channels, among other things. For example, severe droughts can lead to a decrease in harvested corn and higher corn prices, which may impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock sizes that may result in reduced spending on animal health products. Adverse weather conditions and natural disasters may also have a material impact on the aquaculture business. In the event of a natural disaster, adverse weather conditions, or a shortage of fresh water, veterinarians or livestock producers may purchase less of our products and our operating results and financial condition could be materially adversely affected.
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
19 |

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
Modification of foreign trade policy by the U.S. or other countries or the imposition of tariffs on imported goods may harm our business.
Changes in trade laws, agreements and policies governing trade in and out of the territories and countries where our customers do business could negatively impact such customers’ businesses and adversely affect our operating results. A number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements. As well, international trade agreements or policies could harm our business and customers, and, as a result, negatively impact our financial condition and results of operations.
Additionally, in response to U.S. tariffs affecting exports, some governments, including China, have instituted and may in the future institute tariffs on certain U.S. goods. While the scope and duration of these and any future tariffs remains uncertain, tariffs imposed by the U.S. or other governments on our products or the active pharmaceutical ingredients or other components thereof could negatively impact our financial condition and results of operations.
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
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2022, we had goodwill of $2.7 billion and identifiable intangible assets, less accumulated amortization, of $1.4 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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
Risks related to our research and development
Our R&D, acquisition and licensing efforts may fail to generate new products and product lifecycle innovations.
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
20 |

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
New product R&D leverages discoveries of pharmaceutical and biotechnology R&D. We have and expect to continue to enter into collaboration or licensing arrangements with third parties to provide us with access to molecules, compounds and other technology for purposes of our business. Such agreements are typically complex and require time to negotiate and implement. If we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms or at all. In addition, any collaboration that we enter into may not be successful, and the success may depend on the efforts and actions of our collaborators, which we may not be able to control. If we are unable to access these technologies to conduct R&D on cost-effective terms, our ability to develop some types of new products could be limited.
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
The evaluation of our existing and new medicines and vaccines for animals is required in order to develop and commercialize them. Animal testing in certain countries has been the subject of increased regulation, controversy and adverse publicity. Our licenses or permits for animal testing could be revoked or put on hold due to animal welfare events that may occur. Some organizations and individuals have attempted to ban animal testing or encourage the adoption of additional regulations applicable to animal testing and animal welfare. To the extent that the activities of such organizations and individuals are successful, our R&D, and by extension our operating results and financial condition, could be materially adversely affected. In addition, negative publicity about us or our industry could impact R&D projected timelines or harm our reputation or the reputation of our contract research organizations.
Risks related to manufacturing and supply
Manufacturing problems and capacity imbalances may cause product launch delays, inventory shortages, recalls or unanticipated costs.
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2022, we had a global manufacturing network consisting of 29 manufacturing sites located in 12 countries. We also employ a network of 132 third-party CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
Minor deviations in our or our suppliers' manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including:
•the failure of us or any of our vendors or suppliers, including logistical service providers, to comply with applicable regulations and quality assurance guidelines, including any changes to Good Manufacturing Practices (GMP);
•the failure to accurately forecast demand for our products;
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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, we have experienced challenges in manufacturing certain products including Simparica Trio, and the component parts of certain products including Librela and Solensia, that have impacted our ability to meet customer demand. As a result, we have had to take certain measures including placing limits on the amounts of product veterinarians could purchase and delayed the launch of the product in certain markets.
21 |

Our manufacturing network, including our CMOs, may be unable to meet the demand for our products or we may have excess capacity if demand for our products changes. The unpredictability of a product's regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites, and shifting customer demand (including as a result of market conditions or entry of branded or generic competition) increase the potential for capacity imbalances. In addition, construction of sites is expensive, and our ability to recover costs will depend on the market acceptance and success of the products produced at the new sites, which is uncertain.
We rely on third parties to provide us with products, materials and services, and are subject to increased labor and material costs and potential disruptions in supply.
The materials used to manufacture our products may be subject to availability constraints and price volatility caused by changes in demand, weather conditions, supply conditions, government regulations, economic climate and other factors, including any impacts caused by the COVID-19 pandemic. In addition, labor costs may be subject to volatility caused by the supply of labor, governmental regulations, economic climate and other factors. Increases in the demand for, availability or the price of, materials used to manufacture our products and increases in labor costs could increase the costs to manufacture our products, result in product delivery delays or shortages, and impact our ability to launch new products on a timely basis or at all. We may not be able to pass all or a material portion of any higher product, material, transportation or labor costs on to our customers, which could materially adversely affect our operating results and financial condition.
Certain third-party suppliers are the sole or exclusive source of certain products, materials and services necessary for production of our products. We may be unable to meet demand for certain of our products if any of our third-party suppliers cease or interrupt operations, fail to renew contracts with us or otherwise fail to meet their obligations to us.
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
The OFAC at the U.S. Treasury Department and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), and similar agencies in other countries and territories outside the U.S., administer certain laws and regulations that restrict its persons and, in some instances, extraterritorial persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to economic sanctions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. For example, we sell limited humanitarian animal health products, including medicines, diagnostics and vaccines, to Russia and Iran, in compliance with economic sanctions affecting these countries. Violations of sanctions regulations may be punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment, which could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees and agents. For example, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran potentially in violation of the ITSR administered by OFAC. The sales were made by our Platinum Performance business, which we acquired in August 2019.
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
22 |

take several forms that could result in additional costs in the form of investments of capital to maintain compliance with laws and regulations and taxes. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.
Furthermore, we cannot predict the nature of future laws, regulations, or changes in tax laws and tariffs, nor can we determine the effect that additional laws or regulations or changes in existing laws or regulations could have on our business when and if promulgated. Changes in applicable federal, state, local and foreign laws and regulations could have a material adverse effect on our operating results and financial condition.
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
Third parties may illegally distribute and sell counterfeit or illegally compounded versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit or illegally compounded medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Our reputation and business could suffer harm as a result of counterfeit or illegally compounded products which are alleged to be equivalent and/or which are sold under our brand name. We are aware of at least one pharmacy in Brazil that may be engaged in the practice of illegally compounding oclacitinib, the active pharmaceutical ingredient in our Apoquel product. We are also aware of some counterfeit versions of our Simparica product in Brazil and are coordinating with the local authorities. In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit, which are not properly stored or which have an expired shelf life and which have been repackaged or relabeled and which are sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting, illegally compounding or theft could have a material adverse effect on our product sales, business and results of operations.
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
We collect and use personal data of our customers, employees and suppliers, including health information in our human health business, in a variety of ways. In addition, we have been investing in data and digital capabilities and have expanded our diagnostics portfolio. As a result, we possess and process an increasing amount of personal data. Our customers, employees and suppliers expect that we will adequately protect their data.
Our collection, use, retention, storage, and sharing of personal data is subject to a variety of data privacy laws and regulations in the United States and other regions where we operate. The legal environment surrounding data privacy is demanding with the frequent imposition of new and changing regulatory requirements.
As a global company, we are faced with the challenge of how to manage a diverse patchwork of laws, rules, regulations and industry standards, including, but not limited to, the California Consumer Privacy Act, the EU's General Data Protection Regulation, the U.K.'s General Data Protection Regulation, the Brazilian General Data Protection Law, and China’s Personal Information Protection Law. These laws and regulations vary across countries, are complex and can be subject to significant change. Any actual or perceived failure to comply with these current and future laws could result in significant consequences for Zoetis. This includes substantial fines and penalties, regulatory investigations, and civil lawsuits with damages, all of which could have a material adverse effect on our reputation and our business. In addition, the costs associated with compliance with these legal and regulatory requirements are significant and likely to increase in the future.
Our aspirations, goals and disclosures related to environmental, social and governance (“ESG”) matters expose us to numerous risks, including risks to our reputation.
Our Driven to Care sustainability program includes various ESG aspirations and goals. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation.
23 |

Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) our ability to recruit, develop and retain diverse talent in our labor markets, and (4) the impact of our organic growth and acquisitions or dispositions of businesses or operations.
The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our processes and controls may not always align with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards that may be required by the SEC, European and other regulators may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
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
•compliance with a wide variety of potentially changing and conflicting laws and regulations, such as the FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery and corruption-related laws globally, including labor laws, tax laws, tariffs and those relating to environmental, health and safety requirements;
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
•government limitations on foreign ownership or government takeover or nationalization of our business;
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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2022, we generated approximately 42% of our revenue in currencies other than the U.S. dollar, principally the euro, Chinese renminbi, Brazilian real, Australian dollar, Canadian dollar and British pound. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
24 |

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
For example, in October 2021, the Organisation for Economic Co-operation and Development (OECD) announced that its members have agreed on a two-pillar approach to address the tax challenges of the digital economy. Pillar One amends profit allocation and nexus rules to grant more taxing rights to countries where consumers are located regardless of the physical presence of the business. Pillar Two introduces common global minimum tax rules across the countries participating in the OECD Inclusive Framework. Such rules, when implemented, would operate through top-up taxes and other measures if a multinational group’s income is not subject to a sufficient level of tax in a particular jurisdiction. On December 15, 2022, the EU Council confirmed its adoption of the Pillar Two 15% global minimum tax. Under the directive, EU members have until December 31, 2023 to implement the minimum tax into their domestic law. In addition, global minimum tax legislation has been proposed and/or enacted in various other jurisdictions. These two pillars combined may represent a significant change in the international tax regime, and there is risk of an adverse impact to our effective tax rate, but the amount of such impact remains uncertain at this time.
In addition, our effective tax rate is subject to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability. The company is also subject to the examination of its tax positions, tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. There can be no assurance as to the outcome of these examinations. If the company’s effective tax rates were to increase, particularly in the U.S. or other material foreign jurisdictions, or if the company's tax positions are either not sustained upon examination or only partially sustained, the company’s operating results, cash flows and financial condition could be adversely affected.
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
Our long-term success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret, data protection, and domain name protection laws, as well as confidentiality and license agreements with our employees and others, to protect our intellectual property and proprietary rights. In addition, many of our vaccine products and other products are based on or incorporate proprietary information, including proprietary master seeds and proprietary or patented adjuvant formulations.
If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours. The validity, enforceability, scope and effective term of our intellectual property can be highly uncertain and often involve complex legal and factual questions and proceedings that differ between jurisdictions. Our ability to enforce our intellectual property rights also depends on the laws of individual countries and each country's practice with respect to enforcement of intellectual property rights. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be adversely affected.
We are regularly party to patent litigation and other intellectual property rights claims that are expensive and time consuming, and if resolved adversely, could have a significant impact on our business and financial condition.
25 |

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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2022, we had approximately $8.0 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
26 |

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
We also hold certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our senior notes due 2028 so that a portion of the interest payable on these notes is effectively variable based on the London Interbank Offered Rate (LIBOR). In November 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively, the agencies) issued a statement to encourage banks to transition away from U.S. dollar LIBOR as soon as practicable and in any event by December 31, 2021. On December 31, 2021, The U.K. Financial Conduct Authority and ICE Benchmark Administration (the administrator of LIBOR) ceased the British pound, euro, Swiss franc and Japanese yen LIBOR panels and panels for 1-week and 2-month U.S. dollar LIBOR, and the remaining U.S. dollar LIBOR panels will cease after June 30, 2023. The Alternative Reference Rates Committee in the United States has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to U.S dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR, however, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The discontinuance or modification of LIBOR, the introduction of alternative reference rates or other reforms to LIBOR could cause the interest rate calculated on our interest rate swap agreements associated with our senior notes due 2028 to be materially different than expected.
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
Risks related to our relationship with Pfizer
Pfizer's rights as licensor under the patent and know-how license could limit our ability to develop and commercialize certain products.
Under the Patent and Know-How License Agreement (Pfizer as licensor) Pfizer licenses to us certain of its intellectual property. If we fail to comply with our obligations under this license agreement and Pfizer exercises its right to terminate it, our ability to continue to research, develop and commercialize products incorporating that intellectual property will be limited. In addition, in circumstances where Pfizer has an interest in the licensed intellectual property in connection with its human health development programs, our rights to use the licensed intellectual property are restricted and/or, in limited instances, subject to Pfizer's right to terminate such license at will. These limitations and termination rights may make it more difficult, time-consuming or expensive for us to develop and commercialize certain new products, or may result in our products being later to market than those of our competitors.
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
27 |

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have 189 owned and leased properties, amounting to approximately 12.5 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.6 million square feet. None of our other non-manufacturing sites are more than 0.2 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network continues to be supplemented by 132 CMOs.
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
As of February 10, 2023, there were 463,386,716 shares of our common stock outstanding, held by 1,653 shareholders of record.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Purchases of Equity Securities by the Issuer
On December 12, 2018, our Board of Directors authorized a multi-year share repurchase program of up to $2.0 billion of our outstanding common stock. This program was completed as of June 30, 2022. On December 7, 2021, our Board of Directors authorized an additional multi-year share repurchase program of up to $3.5 billion of our outstanding common stock. As of December 31, 2022, there was $2.6 billion remaining under this authorization.
The programs do not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act), through repurchase agreements established with several brokers.
Issuer purchases of equity securities for the three months ended December 31, 2022 were as follows:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2022	385,234	$148.78	384,955	$2,934,545,331
November 1 - November 30, 2022	807,282	$143.37	806,710	$2,818,883,845
December 1 - December 31, 2022	1,523,900	$151.67	1,523,758	$2,587,042,238
Total	2,716,416	$148.80	2,715,423	$2,587,042,238
(a)     The company repurchased 993 shares during the three-month period ended December 31, 2022, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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
29 |

Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the five fiscal years beginning with the close of trading on December 31, 2017 and ending December 31, 2022. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes an investment of $100 on December 31, 2017, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, were reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Zoetis Inc.	$100	$119.45	$185.99	$233.91	$346.80	$209.79
S&P 500 Index	$100	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Pharmaceuticals Index	$100	$108.09	$124.40	$133.76	$168.21	$182.43
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
A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 15, 2022 (our “2021 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov.
Overview of our business
We are a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health technology. For over 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from veterinarians and pet owners to livestock farmers and ranchers.
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
We believe our investments in one of the industry’s largest sales organizations, including our extensive network of technical and veterinary operations specialists, our high-quality manufacturing and reliability of supply, and our long track record of developing products that meet customer needs, has led to enduring and valued relationships with our customers. Our research and development (R&D) efforts enable us to deliver innovative products to address unmet needs and evolve our product lines so that they remain relevant for our customers.
We have approximately 300 product lines that we sell in over 100 countries for the prediction, prevention, detection and treatment of diseases and conditions that affect various companion animal and livestock species. The diversity of our product portfolio and our global operations provides stability to our overall business. For instance, in livestock, impacts on our revenue that may result from disease outbreaks or weather conditions in a particular market or region are often offset by increased sales in other regions from exports and other species as consumers shift to other animal proteins.
A summary of our 2022 performance compared with the comparable 2021 and 2020 periods follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Revenue	$8,080	$7,776	$6,675	4	16
Net income attributable to Zoetis	2,114	2,037	1,638	4	24
Adjusted net income(a)	2,297	2,240	1,844	3	21
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
31 |

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
Manufacturing and supply
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites. Minor deviations in our manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions that could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our supply agreements with third parties.
In 2022, we experienced supply chain challenges for certain products including Simparica Trio, and the component parts of certain products including Librela and Solensia, and some of our other products, resulting from strong demand as well as competition for manufacturing inputs with human health vaccine development during the pandemic. Our global manufacturing network team remains committed to addressing specific issues with ongoing supply chain optimizations, controlled launches for new products in additional markets and customer coordination. However, some of these challenges are expected to continue in 2023.
Our manufacturing network may be unable to meet the demand for our products or we may have excess capacity if demand for our products changes. The unpredictability of a product's regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites, and shifting customer demand increase the potential for capacity imbalances.
The overall economic environment
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, the current economic downturn and high inflation. Growth in both the livestock and companion animal sectors is driven by overall economic development and related growth, particularly in many emerging markets. In the past, certain of our customers and suppliers have been affected directly by economic downturns or inflation, which decreased the demand for our products and, in some cases, hindered our ability to collect amounts due from customers.
The cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products is intended to improve livestock producers’ economic outcomes. As a result, demand for our products has historically been more stable than demand for other production inputs. Similarly, industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care. Each of these factors, plus our broad and innovative portfolio, contributes to our ability to incorporate inflationary challenges into our product pricing and mitigate the impact on our results. While these factors have mitigated the impact of prior downturns in the global economy, economic challenges, including the current economic downturn and inflation, could increase cost sensitivity among our customers, which may result in reduced demand for our products, which could have a material adverse effect on our operating results and financial condition.
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
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In addition, consumer preferences in some markets have impacted the use of antibacterials in food producing animals. Such restrictions and consumer preferences in some cases may negatively impact sales of our antibacterial products, but in other instances may increase sales of our products that can be used as antibacterial alternatives. Our total revenue attributable to antibacterials for livestock was approximately $1 billion for the year ended December 31, 2022.
32 |

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
Competition
The animal health industry is highly competitive. Although our business is the largest based on revenue in the animal health industry (which includes medicines, vaccines and diagnostics), we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. In recent years, there has been an increase in consolidation in the animal health industry. There are also many start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines, vaccines and diagnostics industry in the future. We also compete with companies that produce generic products, following our products’ loss of exclusivity in a given market. For example, Draxxin currently competes with generic products in key markets including the U.S., Europe, Canada, Mexico and Australia. Since 2021, the first year of generic competition, sales of Draxxin declined by 45% in the U.S., its largest market, and additional declines are expected in subsequent years. For more information regarding the generic competition we expect to encounter as patents on certain of our key products expire, see Item 1. Business – Intellectual Property.
Russia’s Invasion of Ukraine
Russia’s invasion of Ukraine and the global response, including sanctions imposed by the United States and other countries, have increased global economic and political uncertainty. As we announced on March 16, 2022, our first concern remains the safety of our colleagues and their families in Ukraine. Our operations in Russia are focused on maintaining a supply of medicines and vaccines in compliance with any sanctions that are put in place. We do not directly source input materials or components from Russia and do not have any manufacturing plants in Russia or Ukraine. This crisis did not have a material adverse effect on our results or financial condition during 2022 and we do not expect it to have a material adverse effect on our results or financial condition going forward.
COVID-19 Update
We continue to closely monitor the impact of the COVID-19 pandemic and the resulting global economic downturn on all aspects of our business across geographies, including how it has and may continue to impact our customers, workforce, suppliers and vendors. We cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors and suppliers; however, any material effect on these parties could adversely impact us. The situation surrounding COVID-19 remains fluid, and we will continue to actively monitor the situation and may take actions that alter our business operations that we determine are in the best interests of our workforce, customers, vendors, suppliers, and other stakeholders, or as required by federal, state, or local authorities. For further information regarding the impact of COVID-19 on the Company, see Item 1A, Risk Factors in this Annual Report on Form 10-K.
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
33 |

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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2022, approximately 42% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2022, approximately 58% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by 4% from changes in foreign currency values relative to the U.S. dollar.
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
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines, vaccines and diagnostic products and services used to treat and protect companion animals and livestock. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2022, our two top-selling products and product lines, Simparica/Simparica Trio and Apoquel, each contributed approximately 12% and 10% of our revenue, respectively, and combined with our next three top-selling products and product lines, Cytopoint, Revolution/Revolution Plus/Stronghold and ceftiofur line, these five products and product lines contributed approximately 37% of our revenue. Our ten top-selling products and product lines contributed 49% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2022, see Item 1. Business—Products.
Costs and expenses
Costs of sales consist primarily of cost of materials, facilities and other infrastructure used to manufacture our medicine and vaccine products, as well as costs to operate our reference labs and royalty expenses associated with the intellectual property of our products, when relevant.
34 |

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
Significant accounting policies and application of critical accounting estimates
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. For a description of our significant accounting policies, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies.
We believe that the following accounting policies are critical to an understanding of our consolidated financial statements as they require the application of the most difficult, subjective and complex judgments and, therefore, could have the greatest impact on our financial statements: (i) fair value; (ii) revenue; (iii) asset impairment reviews; and (iv) contingencies.
Below are some of our more critical accounting estimates. See also Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions.
Fair value
For a discussion about the application of fair value to our long-term debt and financial instruments, see Notes to Consolidated Financial Statements—Note 9. Financial Instruments.
For a discussion about the application of fair value to our business combinations, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Fair Value.
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
Our impairment review processes are described below and in Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets and, for deferred tax assets, in Note 3. Significant Accounting Policies: Deferred Tax Assets and Liabilities and Income Tax Contingencies.
35 |

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
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. Impairments of identifiable intangible assets other than goodwill, are recorded in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable. We did not have any material intangible asset impairment charges for the years ended December 31, 2022, 2021 and 2020.
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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets ($77 million as of December 31, 2022). IPR&D assets are higher-risk assets because R&D is an inherently risky activity.
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
We test goodwill for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or by performing a periodic quantitative assessment. In 2022 and 2021, we performed a periodic quantitative impairment assessment as of September 30, 2022 and 2021, respectively, which did not result in the impairment of goodwill associated with any of our reporting units.
For all of our reporting units, there are a number of future events and factors that may impact future results and that could potentially have an impact on the outcome of subsequent goodwill impairment testing. For a list of these factors, see Forward-looking statements and factors that may affect future results.
36 |

For a description of our accounting policy, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
Contingencies
For a discussion about income tax contingencies, see Notes to Consolidated Financial Statements—Note 8D. Tax Matters: Tax Contingencies.
For a discussion about legal contingencies, guarantees and indemnifications, see Notes to Consolidated Financial Statement—Note 18. Commitments and Contingencies.
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

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Revenue	$8,080	$7,776	$6,675	4	16
Costs and expenses:
Cost of sales(a)	2,454	2,303	2,057	7	12
% of revenue	30.4%	29.6%	30.8%
Selling, general and administrative expenses(a)	2,009	2,001	1,726	0	16
% of revenue	25%	26%	26%
Research and development expenses(a)	539	508	463	6	10
% of revenue	7%	7%	7%
Amortization of intangible assets(a)	150	161	160	(7)	1
Restructuring charges and certain acquisition-related costs	11	43	25	(74)	72
Interest expense, net of capitalized interest	221	224	231	(1)	(3)
Other (income)/deductions—net	40	48	17	(17)	*
Income before provision for taxes on income	2,656	2,488	1,996	7	25
% of revenue	33%	32%	30%
Provision for taxes on income	545	454	360	20	26
Effective tax rate	20.5%	18.2%	18.0%
Net income before allocation to noncontrolling interests	2,111	2,034	1,636	4	24
Less: Net loss attributable to noncontrolling interests	(3)	(3)	(2)	—	50
Net income attributable to Zoetis	$2,114	$2,037	$1,638	4	24
% of revenue	26%	26%	25%
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
Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
U.S.	$4,313	$4,042	$3,557	7	14
International	3,681	3,652	3,035	1	20
Total operating segments	7,994	7,694	6,592	4	17
Contract manufacturing & human health	86	82	83	5	(1)
Total Revenue	$8,080	$7,776	$6,675	4	16
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Companion animal	$5,203	$4,689	$3,652	11	28
Livestock	2,791	3,005	2,940	(7)	2
Contract manufacturing & human health	86	82	83	5	(1)
Total Revenue	$8,080	$7,776	$6,675	4	16
2022 vs. 2021
Total revenue increased by $304 million, or 4%, in 2022 compared with 2021 reflecting operational revenue growth of $609 million, or 8%. Operational revenue growth was primarily due to the following:
•volume growth from new products of approximately 4%;
•price growth of approximately 3%; and
•volume growth from key dermatology products of approximately 2%, partially offset by:
•volume decrease from other in-line products of approximately 1%.
Foreign exchange decreased our reported revenue growth by approximately 4%.
38 |

Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Cost of sales	$2,454	$2,303	$2,057	7	12
% of revenue	30.4%	29.6%	30.8%
2022 vs. 2021
Cost of sales as a percentage of revenue was 30.4% in 2022, compared with 29.6% in 2021. The increase was primarily as a result of:
•unfavorable manufacturing and other costs;
•unfavorable foreign exchange;
•higher freight and import costs; and
• inventory obsolescence, scrap and other charges,
partially offset by:
•favorable product mix; and
•price increases.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Selling, general and administrative expenses	$2,009	$2,001	$1,726	0	16
% of revenue	25%	26%	26%
2022 vs. 2021
SG&A expenses increased by $8 million, or 0%, in 2022 compared with 2021, primarily as a result of:
•an increase in certain compensation-related costs primarily due to additional headcount;
•higher travel and entertainment expenses;
•higher freight and logistics costs;
•investments in information technology; and
•higher bad debt reserves for accounts receivables,
partially offset by:
•a decrease in certain compensation-related costs due to lower bonus and incentive related expenses:
•favorable foreign exchange; and
•charitable contributions in the prior year.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Research and development expenses	$539	$508	$463	6	10
% of revenue	7%	7%	7%
2022 vs. 2021
R&D expenses increased by $31 million, or 6%, in 2022 compared with 2021, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•higher other operating costs; and
•increased spending driven by project investments,
partially offset by:
•favorable foreign exchange.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Amortization of intangible assets	$150	$161	$160	(7)	1
2022 vs. 2021
Amortization of intangible assets decreased in 2022 compared with 2021, primarily due to assets that became fully amortized in the current year.
39 |

Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Restructuring charges and certain acquisition-related costs	$11	$43	$25	(74)	72
2022 vs. 2021
Restructuring charges and certain acquisition-related costs were $11 million and $43 million in 2022 and 2021, respectively. Restructuring charges and certain acquisition-related costs in 2022 primarily consisted of integration and acquisition costs related to recent acquisitions, employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets and asset impairment charges related to the consolidation of manufacturing sites in China. Restructuring charges and certain acquisition-related costs in 2021 primarily consisted of employee termination costs associated with the realignment of our international operations and other costs associated with cost-reduction and productivity initiatives, asset impairment charges related to the consolidation of manufacturing sites in China and integration costs related to recent acquisitions.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Interest expense, net of capitalized interest	$221	$224	$231	(1)	(3)
2022 vs. 2021
Interest expense, net of capitalized interest, decreased by $3 million, or 1%, in 2022 compared with 2021, primarily as a result of the redemption, upon maturity, of the $300 million aggregate principal amount of our 2018 floating rate senior notes and the $300 million aggregate principal amount of our 2018 senior notes in August 2021, as well as higher gains on foreign exchange derivative instruments, partially offset by the issuance of $1.35 billion aggregate principal amount of our senior notes in November 2022.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Other (income)/deductions—net	$40	$48	$17	(17)	*
* Calculation not meaningful.
2022 vs. 2021
The change in Other (income)/deductions—net is primarily as a result of higher interest income and fair value adjustments of contingent consideration liabilities for certain acquisitions, partially offset by higher foreign currency losses and asset impairment charges in the current year.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Provision for taxes on income	$545	$454	$360	20	26
Effective tax rate	20.5%	18.2%	18.0%
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
2022 vs. 2021
Our effective tax rate was 20.5% for 2022, compared with 18.2% for 2021. The higher effective tax rate for 2022 was attributable to a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), a lower benefit in the U.S. related to foreign-derived intangible income and lower net discrete tax benefits in 2022. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the “IRA”) was enacted which, among other changes, implements a 15% alternative minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective for taxable years beginning after December 31, 2022 and the incentives to promote clean energy have various different effective dates. We do not currently expect the IRA to have a material impact on our financial results, including our annual estimated effective tax rate.
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
40 |

On a global basis, the mix of revenue between companion animal and livestock products was as follows:

				% Change
				22/21			21/20
					Related to			Related to
	Year Ended December 31,				Foreign Exchange			Foreign Exchange
(MILLIONS OF DOLLARS)	2022	2021	2020	Total		Operational	Total		Operational
U.S.
Companion animal	$3,341	$2,990	$2,391	12	—	12	25	—	25
Livestock	972	1,052	1,166	(8)	—	(8)	(10)	—	(10)
	4,313	4,042	3,557	7	—	7	14	—	14
International
Companion animal	1,862	1,699	1,261	10	(9)	19	35	5	30
Livestock	1,819	1,953	1,774	(7)	(7)	—	10	2	8
	3,681	3,652	3,035	1	(8)	9	20	3	17
Total
Companion animal	5,203	4,689	3,652	11	(3)	14	28	1	27
Livestock	2,791	3,005	2,940	(7)	(5)	(2)	2	1	1
Contract manufacturing & human health	86	82	83	5	(2)	7	(1)	—	(1)
	$8,080	$7,776	$6,675	4	(4)	8	16	1	15
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				22/21			21/20
					Related to			Related to
	Year Ended December 31,				Foreign Exchange			Foreign Exchange
(MILLIONS OF DOLLARS)	2022	2021	2020	Total		Operational	Total		Operational
U.S.	$2,763	$2,569	$2,239	8	—	8	15	—	15
International	1,990	1,948	1,547	2	(10)	12	26	5	21
Total reportable segments	4,753	4,517	3,786	5	(5)	10	19	2	17
Other business activities	(424)	(406)	(372)	4			9
Reconciling Items:
Corporate	(1,073)	(1,052)	(879)	2			20
Purchase accounting adjustments	(160)	(175)	(198)	(9)			(12)
Acquisition-related costs	(5)	(12)	(18)	(58)			(33)
Certain significant items	(56)	(73)	(43)	(23)			70
Other unallocated	(379)	(311)	(280)	22			11
Income before income taxes	$2,656	$2,488	$1,996	7			25
2022 vs. 2021
U.S. operating segment
U.S. segment revenue increased by $271 million, or 7%, in 2022 compared with 2021, of which $351 million resulted from growth in companion animal products, offset by a $80 million decline in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of parasiticides, primarily Simparica Trio. In-line product growth benefited from increased sales of our key dermatology portfolio and vaccines, partially offset by declines in small animal diagnostics.
•Livestock revenue declined due to cattle and poultry, partially offset by growth in swine. Sales of cattle products declined as a result of generic competition, supply constraints and unfavorable market conditions, including increased input costs and dry weather conditions. Sales of products in our poultry portfolio declined due to generic competition for Zoamix, the company's alternative to antibiotics in medicated feed additives. Sales of swine products grew as a result of favorable market conditions for producers and increased disease prevalence.
U.S. segment earnings increased by $194 million, or 8%, in 2022 compared with 2021, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $29 million, or 1%, in 2022 compared with 2021. Operational revenue growth was $332 million, or 9%, reflecting growth of $323 million in companion animal products and $9 million in livestock products.
•Companion animal operational revenue growth resulted primarily from increased sales of our key dermatology portfolio, the recent launches of our mAb products, Librela and Solensia, and growth in the Simparica franchise. Growth across the broader in-line portfolio benefited from increased pet ownership and standards of care.
41 |

•Livestock operational revenue growth was due to increased sales of fish, sheep, poultry and cattle products, partially offset by decreased sales of swine products. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, including Norway and Chile. Sales of sheep products grew as a result of favorable market conditions and new product launches in Australia. Sales of poultry products grew due to price, market growth and demand generation efforts in key poultry markets. Sales of cattle products grew due to favorable market conditions and price in key and emerging markets, including Australia, Turkey, Argentina and China, partially offset by supply constraints and unfavorable market conditions in Brazil. Sales of swine products decreased due to lower pork prices and COVID-related lockdowns in China, which temporarily impacted our supply chain in the market, as well as a difficult comparative period versus the prior year. Swine was also impacted by supply constraints across other international markets, as well as lower sales across Europe due to reduced exports to China and higher input costs for producers.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $303 million, or 8%, primarily driven by the euro, Turkish lira, Japanese yen, British pound and Australian dollar.
International segment earnings increased by $42 million, or 2%, in 2022 compared with 2021. Operational earnings growth was $239 million, or 12%, primarily due to revenue and gross margin growth, partially offset by higher operating expenses.
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
2022 vs. 2021
Other business activities net loss increased by $18 million, or 4%, in 2022 compared with 2021, reflecting an increase in R&D costs due to an increase in compensation-related costs to support innovation, increase in facility costs and an increase in project investments, partially offset by favorable foreign exchange and higher earnings in our human health business.
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
•Certain transactions and events such as (i) Purchase accounting adjustments, which includes expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition-related activities, which includes costs for acquisitions and integration; and (iii) Certain significant items, which includes non-acquisition-related restructuring charges, certain asset impairment charges, certain legal and commercial settlements, and costs associated with cost reduction/productivity initiatives; and
•Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.
2022 vs. 2021
Corporate expenses increased by $21 million, or 2%, in 2022 compared with 2021, primarily due to unfavorable foreign exchange and investments in information technology, partially offset by lower compensation-related costs and interest expense, as well as higher interest income and charitable contributions in the prior year.
Other unallocated expenses increased by $68 million, or 22%, in 2022 compared with 2021, primarily due to higher manufacturing costs and freight charges, partially offset by favorable foreign exchange.
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
42 |

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
The integration costs associated with a business combination may occur over several years, with the more significant impacts generally ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy. For example, due to the regulated nature of the animal health medicines, vaccines and diagnostic business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the FDA and/or other regulatory authorities.
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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
GAAP reported net income attributable to Zoetis	$2,114	$2,037	$1,638	4	24
Purchase accounting adjustments—net of tax	120	136	142	(12)	(4)
Acquisition-related costs—net of tax	4	10	19	(60)	(47)
Certain significant items—net of tax	59	57	45	4	27
Non-GAAP adjusted net income(a)	$2,297	$2,240	$1,844	3	21
(a)    The effective tax rate on adjusted pretax income is 20.3%, 18.6% and 18.3% in 2022, 2021 and 2020, respectively.
The higher effective tax rate for 2022, compared with 2021, was attributable to a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), a lower benefit in the U.S. related to foreign-derived intangible income and lower net discrete tax benefits in 2022. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
The higher effective tax rate for 2021, compared with 2020, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items, as well as higher net discrete tax benefits in 2020, partially offset by a benefit in the U.S. related to foreign-derived intangible income in 2021.
43 |

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2022	2021	2020	22/21	21/20
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$4.49	$4.27	$3.42	5	25
Purchase accounting adjustments—net of tax	0.26	0.29	0.30	(10)	(3)
Acquisition-related costs—net of tax	0.01	0.02	0.04	(50)	(50)
Certain significant items—net of tax	0.12	0.12	0.09	—	33
Non-GAAP adjusted EPS—diluted	$4.88	$4.70	$3.85	4	22
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Interest expense, net of capitalized interest	$221	$224	$231
Interest income	(50)	(6)	(12)
Income taxes	583	511	413
Depreciation	266	236	202
Amortization	40	37	40
Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Purchase accounting adjustments:
Amortization and depreciation	$160	$175	$198
Total purchase accounting adjustments—pre-tax	160	175	198
Income taxes(a)	40	39	56
Total purchase accounting adjustments—net of tax	120	136	142
Acquisition-related costs:
Integration costs	4	10	17
Transaction costs	1	—	—
Restructuring costs	—	2	1
Total acquisition-related costs—pre-tax	5	12	18
Income taxes(a)	1	2	(1)
Total acquisition-related costs—net of tax	4	10	19
Certain significant items:
Operational efficiency initiative(b)	—	—	(18)
Other restructuring charges and cost-reduction/productivity initiatives(c)	8	24	11
Certain asset impairment charges(d)	47	46	37
Net loss on sale of assets	—	3	—
Other(e)	1	—	13
Total certain significant items—pre-tax	56	73	43
Income taxes(a)	(3)	16	(2)
Total certain significant items—net of tax	59	57	45
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$183	$203	$206
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes:
•For 2022, tax benefits related to a deferred adjustment as a result of a change in tax basis.
•For 2020, tax benefits related to the remeasurement of deferred tax assets and liabilities resulting from the integration of acquired businesses and changes in statutory tax rates.
    Income taxes in Acquisition-related costs also includes:
•For 2020, a tax expense related to the remeasurement of deferred tax assets and liabilities resulting from the integration of acquired businesses.
    Income taxes in Certain significant items also includes:
•For 2022, a tax expense related to changes in valuation allowances related to impairment of certain assets and changes in uncertain tax positions.
•For 2020, a tax expense related to changes in valuation allowances related to impairments of acquired assets.
(b)    Represents a net gain resulting from a payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(c)    For 2022, primarily represents employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as product transfer costs.
44 |

For 2021, primarily represents employee termination costs associated with the realignment of our international operations and other costs associated with cost-reduction and productivity initiatives.
For 2020, represents employee termination costs incurred as a result of the CEO transition.
(d)    For 2022, primarily represents asset impairment charges related to:
•Customer relationships, developed technology rights and property, plant and equipment in our diagnostics, poultry, cattle and swine businesses included in Other (income)/deductions-net; and
•Inventory and other charges related to the consolidation of manufacturing sites in China, included in Cost of sales and Restructuring charges and certain acquisition related costs.
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
(e)    For 2020, primarily represents CEO transition-related costs.
The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Cost of sales:
Purchase accounting adjustments	$6	$6	$8
Inventory write-offs	4	2	15
Other	4	6	4
Total Cost of sales	14	14	27

Selling, general & administrative expenses:
Purchase accounting adjustments	29	30	54
Other	—	—	13
Total Selling, general & administrative expenses	29	30	67

Research & development expenses:
Purchase accounting adjustments	1	1	1
Total Research & development expenses	1	1	1

Amortization of intangible assets:
Purchase accounting adjustments	124	138	135
Total Amortization of intangible assets	124	138	135

Restructuring charges and certain acquisition-related costs:
Integration costs	4	10	17
Transaction costs	1	—	—
Employee termination costs	3	17	8
Asset impairments	2	13	—
Exit costs	1	3	—
Total Restructuring charges and certain acquisition-related costs	11	43	25

Other (income)/deductions—net:
Net loss/(gain) on sale of assets	—	3	(18)
Asset impairments	41	31	22
Other	1	—	—
Total Other (income)/deductions—net	42	34	4

Provision for taxes on income	38	57	53

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$183	$203	$206
45 |

Analysis of the Consolidated Statements of Comprehensive Income
Changes in other comprehensive income for the periods presented are primarily related to foreign currency translation adjustments and unrealized gains/(losses) on derivative instruments. The foreign currency translation adjustment changes result from the strengthening or weakening of the U.S. dollar as compared to the currencies in the countries in which we do business. Unrealized gains/(losses) on the changes in the fair value of derivative instruments are recorded within Accumulated other comprehensive income/(loss) and reclassified into earnings depending on the nature and purpose of the financial instrument, as described in Note 9. Financial Instruments of the Notes to Consolidated Financial Statements.
Analysis of the Consolidated Balance Sheets
December 31, 2022 vs. December 31, 2021
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased primarily as a result of higher net sales in the period and the timing of customer payments, partially offset by rebate credits issued to customers and the impact of foreign exchange.
Inventories increased primarily as a result of the build-up of certain products and materials for increased demand, new product launches and to mitigate potential supply constraints, as well as the timing of material purchases and product shipments. See Notes to Consolidated Financial Statements - Note 11. Inventories.
Other current assets decreased primarily due to the deferral of a prepaid tax benefit in connection with a prepayment from a related foreign entity in Belgium and the jurisdictional netting of income taxes receivable and income taxes payable, partially offset by collateral posted related to derivative contracts and the mark-to-market adjustment of derivative instruments.
Property, plant and equipment less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense. See Notes to Consolidated Financial Statements - Note 12. Property, Plant and Equipment
The increases in Operating lease right of use assets and Operating lease liabilities reflect assets acquired through new lease obligations, partially offset by lease amortization and payments. See Notes to Consolidated Financial Statements - Note 10. Leases.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense, the impairment of certain intangible assets and the impact of foreign exchange, partially offset by intangible asset additions from acquisitions. See Notes to Consolidated Financial Statements - Note 13. Goodwill and Other Intangible Assets.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments, the tax impact of various acquisitions and the impact of the remeasurement of deferred tax assets and liabilities as a result of changes in tax rates.
Other noncurrent assets increased primarily due to a reclassification of collateral received related to derivative contracts to Other current liabilities, the mark-to-market adjustment of derivative instruments and the purchase of investments, partially offset by the termination of certain derivative instruments in November 2022.
Accounts payable decreased as a result of the timing of vendor payments.
Dividends payable increased as a result of an increase in the dividend rate for the first quarter 2023 dividend, which was declared on December 8, 2022.
Accrued compensation and related items decreased primarily due to the payments of 2021 annual incentive bonuses and savings plan contributions to eligible employees, as well as payments for sales incentive bonuses, partially offset by the accrual of 2022 annual incentive bonuses and savings plan contributions to eligible employees, sales incentive bonus accrual and the timing of the payment of payroll taxes.
Other current liabilities increased primarily due to a reclassification of collateral received related to derivative contracts from Other noncurrent assets and the mark-to-market adjustment of derivative instruments.
Other noncurrent liabilities decreased primarily due to the fair value adjustment of contingent consideration related to certain acquisitions, a decrease in accrued pension benefits due to increases in the discount rate, a decrease in deferred compensation due to net losses from investments and the impact of foreign exchange, partially offset by the mark-to-market adjustment of derivative instruments. See Notes to Consolidated Financial Statements—Note 14. Benefit Plans.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity and Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
46 |

Analysis of the Consolidated Statements of Cash Flows

	Year Ended December 31,			$ Change
(MILLIONS OF DOLLARS)	2022	2021	2020	22/21	21/20
Net cash provided by (used in):
Operating activities	$1,912	$2,213	$2,126	$(301)	$87
Investing activities	(883)	(458)	(572)	(425)	114
Financing activities	(904)	(1,862)	123	958	(1,985)
Effect of exchange-rate changes on cash and cash equivalents	(29)	(12)	(7)	(17)	(5)
Net increase/(decrease) in cash and cash equivalents	$96	$(119)	$1,670	$215	$(1,789)
Operating activities
2022 vs. 2021
Net cash provided by operating activities was $1,912 million in 2022 compared with $2,213 million in 2021. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business, higher inventory and lower cash earnings, partially offset by proceeds from the settlement of derivative instruments.
Investing activities
2022 vs. 2021
Net cash used in investing activities was $883 million in 2022 compared with $458 million in 2021. The net cash used in investing activities for 2022 was primarily attributable to capital expenditures and acquisitions, partially offset by net proceeds from derivative instrument activity. The net cash used in investing activities for 2021 was primarily attributable to capital expenditures, acquisitions and purchase of investments, partially offset by proceeds from net proceeds from derivative instrument activity.
Financing activities
2022 vs. 2021
Net cash used in financing activities was $904 million in 2022 compared with $1,862 million in 2021. The net cash used in financing activities for 2022 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds from the issuance of senior notes in November 2022 and proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for 2021 was primarily attributable to the purchase of treasury shares, the repayment of the $300 million aggregate principal amount of our 2018 floating rate senior notes due 2021 and the $300 million aggregate principal amount of our 2018 senior notes due 2021, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,
(MILLIONS OF DOLLARS)	2022	2021
Cash and cash equivalents	$3,581	$3,485
Accounts receivable, net(a)	1,215	1,133
Short-term borrowings	2	—
Current portion of long-term debt	1,350	—
Long-term debt	6,552	6,592
Working capital	4,339	5,133
Ratio of current assets to current liabilities	2.37:1	3.86:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the years ended December 31, 2022 and 2021, the number of days that accounts receivables were outstanding have remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see the Analysis of the Consolidated Balance Sheets and Analysis of the Consolidated Statements of Cash Flows sections of this MD&A.
47 |

Credit facility and other lines of credit
In December 2022, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2027. The credit facility replaced the company’s existing revolving credit facility dated as of December 21, 2016. Subject to certain conditions, we have the right to increase the credit facility up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of December 31, 2022 and December 31, 2021. There were no amounts drawn under either credit facility as of December 31, 2022 or December 31, 2021.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2022, we had access to $51 million of lines of credit which expire at various times and are generally renewed annually. There were $2 million of borrowings outstanding related to these facilities as of December 31, 2022 and no borrowings outstanding related to these facilities as of December 31, 2021.
Domestic and international short-term funds
Many of our operations are conducted outside the U.S. The amount of funds held in the U.S. will fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of U.S. and international cash flows (both inflows and outflows). Actual repatriation of overseas funds can result in additional U.S and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. See Notes to Consolidated Financial Statements—Note 8. Tax Matters.
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
Debt securities
On November 8, 2022, we issued $1.35 billion aggregate principal amount of our senior notes (2022 senior notes), with an original issue discount of $2 million. These notes are comprised of $600 million aggregate principal amount of 5.400% senior notes due 2025 and $750 million aggregate principal amount of 5.600% senior notes due 2032. On February 1, 2023, the net proceeds were used to redeem in full, upon maturity, the $1.35 billion aggregate principal amount of our 3.250% 2013 senior notes due 2023.
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
The 2013, 2015, 2017, 2018, 2020 and 2022 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale lease-back transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the 2013, 2015, 2017, 2018, 2020 and 2022 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015, 2017, 2018, 2020 and 2022 senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015, 2017, 2018, 2020 and 2022 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015, 2017, 2018, 2020 and 2022 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017, 2018, 2020 and 2022 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
48 |

Our outstanding debt securities are as follows:

Description	Principal Amount	Interest Rate	Terms

2015 Senior Notes due 2025	$750 million	4.500%	Interest due semi annually, not subject to amortization, aggregate principal due on November 13, 2025
2022 Senior Notes due 2025	$600 million	5.400%	Interest due semi annually, not subject to amortization, aggregate principal due on November 14, 2025
2017 Senior Notes due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2018 Senior Notes due 2028	$500 million	3.900%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2028
2020 Senior Notes due 2030	$750 million	2.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2030
2022 Senior Notes due 2032	$750 million	5.600%	Interest due semi annually, not subject to amortization, aggregate principal due on November 16, 2032
2013 Senior Notes due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Notes due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
2018 Senior Notes due 2048	$400 million	4.450%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2048
2020 Senior Notes due 2050	$500 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2050
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
The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

	Commercial Paper	Long-term Debt		Date of Last Action
Name of Rating Agency	Rating	Rating	Outlook
Moody’s	P-2	Baa1	Stable	August 2017
S&P	A-2	BBB	Stable	December 2016
Pension obligations
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the separation from Pfizer, Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation ($38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2022, there are no remaining payments due to Pfizer.
As part of the separation from Pfizer, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of $5 million to these plans in 2023.
As of December 31, 2022, the supplemental savings plan liability was $43 million.
For additional information, see Notes to Consolidated Financial Statements— Note 14. Benefit Plans.
Share repurchase program
In December 2018, our Board of Directors authorized a $2.0 billion share repurchase program. This program was completed as of June 30, 2022. In December 2021, our Board of Directors authorized an additional $3.5 billion share repurchase program. As of December 31, 2022, there was $2.6 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During 2022, 9.5 million shares were repurchased for $1.6 billion.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2022 and 2021, recorded amounts for the estimated fair value of these indemnifications are not material.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, the impact of the COVID-19 pandemic, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
•unanticipated safety, quality or efficacy concerns or issues about our products;
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
•disruptive innovations and advances in medical practices and technologies;
•consolidation of our customers and distributors;
•changes in the distribution channel for companion animal products;
•an outbreak of infectious disease carried by animals;
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
•the impact of climate change on our activities and the activities of our customers and suppliers, including, for example, altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and rising heat index;
•failure of our R&D, acquisition and licensing efforts to generate new products and product lifecycle innovations;
•difficulties or delays in the development or commercialization of new products;
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
•governmental laws and regulations affecting our interactions with veterinary healthcare providers; and
•the other factors set forth under "Risk Factors" in Item 1A of Part I of this 2022 Annual Report.
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
50 |

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
We use foreign exchange derivative instruments designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. These foreign exchange derivative instruments serve to offset the foreign currency translation risk from certain of our foreign operations.
Our foreign exchange derivative instruments at December 31, 2022 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the amount recorded in cumulative translation adjustment (CTA) within Accumulated other comprehensive loss related to our net investment hedge would increase or decrease by approximately $79 million. The change in value recorded to CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations but are not designated as hedges.
Our foreign currency forward-exchange contracts at December 31, 2022 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the fair value of these contracts would increase or decrease by $5 million. The foreign currency gains and losses on the assets and liabilities are recorded in Other (income)/deductions-net. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of December 31, 2022, because we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% Senior Notes due 2028 and our 2.00% Senior Notes due 2030, a portion of the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR or SOFR. At December 31, 2022, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility.
By entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR and SOFR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of December 31, 2022, if LIBOR or SOFR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $3 million, as it relates to our fixed to floating interest rate swap agreements. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments.
In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. A 100-basis point increase or (decrease) in LIBOR or SOFR-based interest rates would have resulted in a $3 million increase or (decrease) in the fair value of our forward-starting interest rate swaps at December 31, 2022.
At December 31, 2022, our cash equivalents were primarily invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate.
51 |

Item 8. Financial Statements and Supplementary Data.

52 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 3 and 8D in the consolidated financial statements, the Company’s tax positions are subject to examination by local taxing authorities in each respective tax jurisdiction, and the resolution of such examinations may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. The Company accounts for income tax contingencies using a benefit recognition model. If a tax position is more likely than not (more than a 50% likelihood) to be sustained upon examination, based solely on the technical merits of the position, a benefit is recognized. As of December 31, 2022, the Company has recorded gross unrecognized tax benefits of $194 million.
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
53 |

Deductions from revenue related to the rebates accrual for the U.S. segment
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates as a deduction from revenue when the related revenue is recognized. Included in the rebates accrual are estimated revenue deductions for future payments to distributors, clinics, veterinarians and pet owners under various programs offered by the Company. The volume of varied rebate programs offered, each with varying terms and conditions covering how the rebate is measured and earned, requires the Company to estimate the accrual using a number of inputs from multiple sources. Accruals for deductions from revenue are recorded as either a reduction in accounts receivable or within accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in accounts receivable as of December 31, 2022 are approximately $295 million and accruals for deductions from revenue included in accrued expenses are approximately $285 million. These amounts include rebate accruals for both the U.S. and international segments.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebate accrual process for the U.S. segment. This included controls related to the identification of revenue transactions subject to a rebate and the relevance and reliability of information used in the estimated rebates accrual. We identified and considered the relevance, reliability and sufficiency of sources of data used by the Company in developing the estimate. We tested the estimate of the rebates accrual for a sample of U.S. programs, using a combination of Company internal data, historical information, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company. We evaluated the historical accuracy of the Company’s U.S. rebates accrual by comparing the previously recorded accrual as of December 31, 2021 to the actual amount that ultimately was paid by the Company during 2022.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Short Hills, New Jersey
February 14, 2023

54 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 14, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 14, 2023
55 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2022	2021	2020
Revenue	$8,080	$7,776	$6,675
Costs and expenses:
Cost of sales(a)	2,454	2,303	2,057
Selling, general and administrative expenses(a)	2,009	2,001	1,726
Research and development expenses(a)	539	508	463
Amortization of intangible assets	150	161	160
Restructuring charges and certain acquisition-related costs	11	43	25
Interest expense, net of capitalized interest	221	224	231
Other (income)/deductions––net	40	48	17
Income before provision for taxes on income	2,656	2,488	1,996
Provision for taxes on income	545	454	360
Net income before allocation to noncontrolling interests	2,111	2,034	1,636
Less: Net loss attributable to noncontrolling interests	(3)	(3)	(2)
Net income attributable to Zoetis Inc.	$2,114	$2,037	$1,638
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$4.51	$4.29	$3.44
Diluted	$4.49	$4.27	$3.42
Weighted-average common shares outstanding:
Basic	468.891	474.348	475.502
Diluted	470.385	476.717	478.569
Dividends declared per common share	$1.350	$1.075	$0.850
(a)    Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

56 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Net income before allocation to noncontrolling interests	$2,111	$2,034	$1,636
Other comprehensive loss, net of tax and reclassification adjustments:
Unrealized gains/(losses) on derivatives for cash flow hedges, net of tax of $26, $5 and $(5) for the years ended December 31, 2022, 2021 and 2020, respectively(a)	86	19	(15)
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $11, $13 and $(18) for the years ended December 31, 2022, 2021 and 2020, respectively(a)	36	42	(58)
Foreign currency translation adjustments, net	(188)	(101)	69
Benefit plans: Actuarial gain, net of tax of $6, $3 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively(a)	13	6	—
Total other comprehensive loss, net of tax	(53)	(34)	(4)
Comprehensive income before allocation to noncontrolling interests	2,058	2,000	1,632
Less: Comprehensive loss attributable to noncontrolling interests	(3)	(3)	(2)
Comprehensive income attributable to Zoetis Inc.	$2,061	$2,003	$1,634
(a)    Presented net of reclassification adjustments, which are not material in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the Consolidated Statements of Income.

57 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2022	2021
Assets
Cash and cash equivalents(a)	$3,581	$3,485
Accounts receivable, less allowance for doubtful accounts of $19 in 2022 and $17 in 2021	1,215	1,133
Inventories	2,345	1,923
Other current assets	365	389
Total current assets	7,506	6,930
Property, plant and equipment, less accumulated depreciation of $2,297 in 2022 and $2,072 in 2021	2,753	2,422
Operating lease right of use assets	220	181
Goodwill	2,746	2,682
Identifiable intangible assets, less accumulated amortization	1,380	1,474
Noncurrent deferred tax assets	173	100
Other noncurrent assets	147	111
Total assets	$14,925	$13,900

Liabilities and Equity
Short-term borrowings	$2	$—
Current portion of long-term debt	1,350	—
Accounts payable	405	436
Dividends payable	174	154
Accrued expenses	682	710
Accrued compensation and related items	300	392
Income taxes payable	157	38
Other current liabilities	97	67
Total current liabilities	3,167	1,797
Long-term debt, net of discount and issuance costs	6,552	6,592
Noncurrent deferred tax liabilities	142	320
Operating lease liabilities	186	151
Other taxes payable	258	257
Other noncurrent liabilities	217	239
Total liabilities	10,522	9,356
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 463,808,059 and 472,574,090 shares outstanding at December 31, 2022 and 2021, respectively	5	5
Treasury stock, at cost, 38,083,184 and 29,317,153 shares of common stock at December 31, 2022 and 2021, respectively	(4,539)	(2,952)
Additional paid-in capital	1,088	1,068
Retained earnings	8,668	7,186
Accumulated other comprehensive loss	(817)	(764)
Total Zoetis Inc. equity	4,405	4,543
Equity attributable to noncontrolling interests	(2)	1
Total equity	4,403	4,544
Total liabilities and equity	$14,925	$13,900
(a)    As of December 31, 2022 and 2021, includes $4 million and $3 million, respectively, of restricted cash.
58 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

		Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
(MILLIONS OF DOLLARS, EXCEPT SHARE DATA)	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2019	501.9	$5	26.4	$(2,042)	$1,044	$4,427	$(726)	$—	$2,708
Net income/(loss)	—	—	—	—	—	1,638	—	(2)	1,636
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Consolidation of a noncontrolling interest(a)	—	—	—	—	—	—	—	6	6
Share-based compensation awards(b)	—	—	(1.6)	62	18	(2)	—	—	78
Treasury stock acquired(c)	—	—	1.8	(250)	—	—	—	—	(250)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(404)	—	—	(404)
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income/(loss)	—	—	—	—	—	2,037	—	(3)	2,034
Other comprehensive loss	—	—	—	—	—	—	(34)	—	(34)
Share-based compensation awards(b)	—	—	(1.3)	21	—	(1)	—	—	20
Treasury stock acquired(c)	—	—	4.0	(743)	—	—	—	—	(743)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—		3	—	—	—	3
Dividends declared	—	—	—		—	(509)	—	—	(509)
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—	—	—	2,114	—	(3)	2,111
Other comprehensive loss	—	—	—	—	—	—	(53)	—	(53)
Share-based compensation awards(b)	—	—	(0.7)	7	17	(1)	—	—	23
Treasury stock acquired(c)	—	—	9.5	(1,594)	—	—	—	—	(1,594)
Employee benefit plan contribution from Pfizer Inc.(d)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(631)	—	—	(631)
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Shares may not add due to rounding.
(a)    Represents the consolidation of a research and development arrangement with a Belgian company, a variable interest entity of which Zoetis is the primary beneficiary.
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

59 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Operating Activities
Net income before allocation to noncontrolling interests	$2,111	$2,034	$1,636
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	465	448	441
Share-based compensation expense	62	58	59
Asset write-offs and asset impairments	53	47	43
Net loss/(gain) on sales of assets	—	2	(19)
Provision for losses on inventory	76	46	105
Deferred taxes	(286)	(80)	(62)
Settlement of derivative contracts	114	—	(6)
Employee benefit plan contribution from Pfizer Inc.	3	3	3
Other non-cash adjustments	13	(2)	11
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(137)	(155)	74
Inventories	(486)	(366)	(346)
Other assets	35	(7)	(68)
Accounts payable	(29)	(17)	147
Other liabilities	(180)	227	91
Other tax accounts, net	98	(25)	17
Net cash provided by operating activities	1,912	2,213	2,126
Investing Activities
Capital expenditures	(586)	(477)	(453)
Acquisitions, net of cash acquired	(312)	(14)	(113)
Purchase of investments	(9)	(12)	—
Proceeds from/(payments of) derivative instrument activity, net	23	44	(27)
Net proceeds from sale of assets	1	2	21
Other investing activities	—	(1)	—
Net cash used in investing activities	(883)	(458)	(572)
Financing Activities
Increase/(decrease) in short-term borrowings, net	2	(4)	4
Principal payments on long-term debt	—	(600)	(500)
Proceeds from issuance of long-term debt—senior notes, net of discount	1,348	—	1,240
Payment of debt issuance costs	(10)	—	(12)
Payment of consideration related to previous acquisitions	(1)	(6)	(2)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(38)	(35)	20
Purchases of treasury stock	(1,594)	(743)	(250)
Cash dividends paid	(611)	(474)	(380)
Acquisition of a noncontrolling interest, net of cash acquired	—	—	3
Net cash (used in)/provided by financing activities	(904)	(1,862)	123
Effect of exchange-rate changes on cash and cash equivalents	(29)	(12)	(7)
Net increase/(decrease) in cash and cash equivalents	96	(119)	1,670
Cash and cash equivalents at beginning of period	3,485	3,604	1,934
Cash and cash equivalents at end of period	$3,581	$3,485	$3,604

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$638	$548	$418
Interest, net of capitalized interest	242	253	257
Non-cash transactions:
Capital expenditures	$3	$6	$3
Dividends declared, not paid	174	154	119

60 |

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
3. Significant Accounting Policies
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021 and December 2022, it issued subsequent amendments to the initial guidance: ASU No. 2021-01 and ASU No. 2022-06, Reference Rate Reform (Topic 848). The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the guidance is optional and effective as of March 12, 2020, but only available through December 31, 2024. We currently have various hedging transactions that reference LIBOR. We will make specific amendments to our affected contracts and hedge documentation to adopt these standards during the transition period and we do not expect these changes to have a material impact on our consolidated financial statements or related disclosures.
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
61 |

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
Variable consideration is estimated and recorded at the time that related revenue is recognized. Our estimates reflect the amount by which we expect variable consideration to impact revenue recognized and are generally based on contractual terms or historical experience, adjusted as necessary to reflect our expectations about the future. Our customer payment terms generally range from 30 to 90 days.
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
Accruals for deductions from revenue are recorded as either a reduction in Accounts receivable or within Accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in Accounts receivable as of December 31, 2022 and 2021 are approximately $295 million and $216 million, respectively. As of December 31, 2022, and 2021, accruals for deductions from revenue included in Accrued expenses are approximately $285 million and $312 million, respectively.
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities, is recorded within Other current liabilities and Other noncurrent liabilities, and is recognized once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of December 31, 2021 and subsequently recognized as revenue during 2022 were approximately $5 million. Contract liabilities as of December 31, 2022 were approximately $14 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2022 is not material.
Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from Revenue. Shipping and handling costs incurred after control of the purchased product has transferred to the customer are accounted for as a fulfillment cost, within Selling, general and administrative expenses.
62 |

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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $287 million in 2022, $292 million in 2021 and $233 million in 2020.
Shipping and handling costs totaled approximately $82 million in 2022, $80 million in 2021 and $66 million in 2020.
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
•    For goodwill, we test for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a periodic quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill
63 |

by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2022 and 2021, we performed a periodic quantitative impairment assessment as of September 30, 2022 and 2021, respectively, which did not result in the impairment of goodwill associated with any of our reporting units.
Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of 5 to 10 years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $57 million and $73 million of internal-use software for the years ended December 31, 2022 and 2021, respectively. Depreciation expense for capitalized software was $69 million in 2022, $52 million in 2021 and $46 million in 2020.
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
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2022 and 2021, Accounts receivable, less allowance for doubtful accounts, of $1,215 million and $1,133 million, respectively, includes approximately $71 million and $47 million, respectively, of other receivables, such as trade notes receivable and royalty receivables, among others.
64 |

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
As of December 31, 2022 and 2021, accruals for asset retirement obligations are $25 million and are primarily included in Other noncurrent liabilities.
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
65 |

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
•medicated feed additives: products added to animal feed that provide medicines to livestock; and
•animal health diagnostics: testing and analysis of blood, urine and other animal samples and related products and services, including point-of-care diagnostic products, instruments and reagents, rapid immunoassay tests, reference laboratory kits and services and blood glucose monitors.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals, as well as products and services in biodevices, genetic tests and precision animal health.
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
66 |

The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
United States	$4,313	$4,042	$3,557
Australia	289	259	207
Brazil	330	312	258
Canada	238	232	210
Chile	141	136	100
China	382	357	266
France	126	132	118
Germany	176	183	159
Italy	111	115	90
Japan	173	186	177
Mexico	136	133	116
Spain	118	128	112
United Kingdom	235	234	178
Other developed markets	468	467	388
Other emerging markets	758	778	656
	7,994	7,694	6,592
Contract manufacturing & human health	86	82	83
Total Revenue	$8,080	$7,776	$6,675
Revenue exceeded $100 million in twelve countries outside the U.S. in 2022 and 2021 and eleven countries outside the U.S. in 2020. The U.S. was the only country to contribute more than 10% of total revenue in each year.
Revenue by major species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
U.S.
Companion animal	$3,341	$2,990	$2,391
Livestock	972	1,052	1,166
	4,313	4,042	3,557
International
Companion animal	1,862	1,699	1,261
Livestock	1,819	1,953	1,774
	3,681	3,652	3,035
Total
Companion animal	5,203	4,689	3,652
Livestock	2,791	3,005	2,940
Contract manufacturing & human health	86	82	83
Total Revenue	$8,080	$7,776	$6,675
67 |

Revenue by species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Companion Animal:
Dogs and Cats	$4,939	$4,426	$3,437
Horses	264	263	215
	5,203	4,689	3,652
Livestock:
Cattle	1,440	1,557	1,558
Swine	565	659	621
Poultry	476	507	537
Fish	212	187	148
Sheep and other	98	95	76
	2,791	3,005	2,940
Contract manufacturing & human health	86	82	83
Total Revenue	$8,080	$7,776	$6,675
Revenue by product category

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Parasiticides	$1,860	$1,635	$1,173
Vaccines	1,718	1,673	1,476
Dermatology	1,329	1,180	941
Anti-infectives	1,081	1,215	1,206
Other pharmaceuticals	1,043	966	821
Medicated feed additives	360	420	460
Animal health diagnostics	353	374	305
Other non-pharmaceuticals	250	231	210
	7,994	7,694	6,592
Contract manufacturing & human health	86	82	83
Total Revenue	$8,080	$7,776	$6,675
B. Other Revenue Information
Significant Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case, veterinarians then typically sell our products to pet owners. In certain markets, we also sell certain companion animal products through retail and e-commerce outlets. We sell our livestock products primarily to veterinarians and livestock producers, including beef and dairy farmers as well as pork and poultry operations, in addition to third-party veterinary distributors and retail outlets who then typically sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 14% of total revenue for 2022, 2021 and 2020.
5. Acquisitions and Divestitures
A. Acquisitions
During 2022, we completed the acquisition of Basepaws, a privately held petcare genetics company based in the U.S., which provides pet owners with genetic tests, analytics and early health risk assessments that can help manage the health, wellness and quality of care for their pets. We also completed the acquisition of NewMetrica, a privately held company based in Scotland, that provides scientifically-developed instruments to measure quality of life in companion animals. These transactions did not have a material impact on our consolidated financial statements.
During 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. On September 30, 2022, after satisfying all customary closing conditions, including clearance from the Australian Competition and Consumer Commission, we completed the acquisition of Jurox. We acquired 100% of the outstanding shares for an aggregate cash purchase price of $226 million, which was adjusted to $240 million for cash and working capital and other adjustments as of the closing date. Net cash consideration transferred to the seller was $215 million. As of the balance sheet date, the remaining purchase consideration of $5 million was outstanding and recorded in Other current liabilities. The transaction was accounted for as a business combination, with the assets acquired and liabilities assumed measured at their respective acquisition date fair values. The table below presents the preliminary fair values allocated to the assets and liabilities of Jurox as of the acquisition date:
68 |

(MILLIONS OF DOLLARS)	Amounts
Cash and cash equivalents	$20
Accounts receivable	8
Inventories(a)	20
Other current assets	1
Property, plant and equipment(b)	28
Identifiable intangible assets(c)	134
Other noncurrent assets	1
Accounts payable	2
Other current liabilities	12
Other noncurrent liabilities	2
Total net assets acquired	196
Goodwill(d)	44
Total consideration	$240
(a)        Acquired inventory is comprised of finished goods, work in process and raw materials. The fair value of finished goods was determined based on net realizable value adjusted for the costs of the selling effort, a reasonable profit allowance for the selling effort, and estimated holding costs. The fair value of work in process was determined based on net realizable value adjusted for costs to complete the manufacturing process, costs of the selling effort, a reasonable profit allowance for the remaining manufacturing and selling effort, and an estimate of holding costs. The fair value of raw materials was determined to approximate book value.
(b)    Property, plant and equipment is comprised of buildings, machinery and equipment, land, construction in progress and furniture and fixtures. The fair value was primarily determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.
(c)    Identifiable intangible assets consist of developed technology rights. The fair value of identifiable intangible assets was determined using the income approach, which includes a forecast of expected future cash flows. For additional information regarding identifiable intangible assets, see Note 13. Goodwill and Other Intangible Assets.
(d)        Goodwill represents the excess of consideration transferred over the fair values of the assets acquired and liabilities assumed. It is allocated to our International segment and is primarily attributable to cost and revenue synergies including market share capture, elimination of cost redundancies and gain of cost efficiencies, and intangible assets such as assembled workforce which are not separately recognizable. The primary strategic purpose of the acquisition was to enhance the company’s existing product portfolio. The goodwill recorded is not deductible for tax purposes.
All amounts recorded are subject to final valuation. Any adjustments to our preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
In 2021, we also acquired certain assets to expand our portfolio of equine care products, which did not have a material impact on our consolidated financial statements.
During 2020, we completed the acquisitions of Fish Vet Group, a diagnostics company for aquaculture, Virtual Recall, a veterinary engagement software company, Performance Livestock Analytics, a cloud-based technology company in the precision animal health business, and Ethos Diagnostic Science, a veterinary reference laboratory business with labs across the U.S. We also entered into an option purchase agreement as part of a research and development arrangement with a Belgian company, a variable interest entity of which Zoetis is the primary beneficiary and now consolidating within our results. These transactions did not have a material impact on our consolidated financial statements.
B. Divestitures
In 2020, we received cash proceeds of $20 million resulting from payments received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
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
69 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$4	$10	$17
Transaction costs(b)	1	—	—
Restructuring charges(c)(d):
Employee termination costs	3	17	8
Asset impairment charges	2	13	—
Exit costs	1	3	—
Total Restructuring charges and certain acquisition-related costs	$11	$43	$25
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    Transaction costs represent external costs directly related to acquiring businesses and primarily includes expenditures for banking, legal, accounting and other similar services.
(c)    The restructuring charges for the year ended December 31, 2022 are primarily related to employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as asset impairment charges primarily related to the consolidation of manufacturing sites in China.
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
(d)    The restructuring charges are associated with the following:
•For the year ended December 31, 2022, Manufacturing/research/corporate of $2 million and International of $4 million.
•For the year ended December 31, 2021, Manufacturing/research/corporate of $21 million and International of $12 million.
•For the year ended December 31, 2020, Manufacturing/research/corporate of $8 million.
The components of, and changes in, our restructuring accruals are as follows:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2019	$45	$—	$—	$45
Provision	8	—	—	8
Utilization and other(a)	(32)	—	—	(32)
Balance, December 31, 2020	$21	$—	$—	$21
Provision	17	13	3	33
Non-cash activity	—	(13)	—	(13)
Utilization and other(a)	(15)	—	(1)	(16)
Balance, December 31, 2021(b)	$23	$—	$2	$25
Provision	3	2	1	6
Non-cash activity	—	(2)	—	(2)
Utilization and other(a)	(12)	—	(2)	(14)
Balance, December 31, 2022(b)(c)	$14	$—	$1	$15
(a)    Includes adjustments for foreign currency translation.
(b)    At December 31, 2022 and 2021, included in Accrued Expenses ($5 million and $14 million, respectively) and Other noncurrent liabilities ($10 million and $11 million, respectively).
(c)    Includes contractual obligations of $7 million, of which payments are expected to be approximately $6 million in 2023 and $1 million thereafter.
70 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Royalty-related income	$(4)	$(10)	$(12)
Interest income	(50)	(6)	(12)
Identifiable intangible asset impairment charges(a)	39	27	26
Net loss/(gain) on sale of assets(b)	—	3	(19)
Impairment of an equity investment	—	—	4
Other asset impairment charges	7	3	4
Foreign currency loss(c)	62	27	21
Other, net	(14)	4	5
Other (income)/deductions—net	$40	$48	$17
(a)    For 2022, primarily represents asset impairment charges related to customer relationships and developed technology rights in our diagnostics, poultry, cattle and swine businesses. For 2021, primarily represents asset impairment charges related to developed technology rights and trademarks in our dairy cattle, diagnostics and aquatic health businesses. For 2020, primarily represents asset impairment charges related to developed technology rights in our precision animal health and aquatic health businesses.
(b)    For 2020, represents income resulting from payments received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites.
(c)    Primarily driven by costs related to hedging and exposures to certain developed and emerging market currencies.
8. Tax Matters
A. Taxes on Income
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
United States	$1,645	$1,308	$1,109
International	1,011	1,180	887
Income before provision for taxes on income	$2,656	$2,488	$1,996
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
United States:
Current income taxes:
Federal	$514	$311	$232
State and local	81	35	36
Deferred income taxes:
Federal	(198)	(84)	(29)
State and local	(49)	(10)	(14)
Total U.S. tax provision	348	252	225
International:
Current income taxes	235	188	154
Deferred income taxes	(38)	14	(19)
Total international tax provision	197	202	135
Provision for taxes on income	$545	$454	$360

71 |

Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory income tax rate	21%	21%	21%
State and local taxes, net of federal benefits	0.9	0.8	0.9
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(a)	0.1	0.1	0.1
Foreign Derived Intangible Income	(0.2)	(1.1)	—
U.S. Research and Development Tax Credit	(0.7)	(0.6)	(0.7)
Share-based payments	(0.6)	(0.9)	(1.3)
Non-deductible / non-taxable items	0.1	0.3	0.4
Taxation of non-U.S. operations	(0.4)	(1.3)	(1.6)
All other—net	0.3	(0.1)	(0.8)
Effective tax rate	20.5%	18.2%	18.0%
(a)    For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see D. Tax Contingencies.
Our effective income tax rate was 20.5%, 18.2% and 18.0% in 2022, 2021 and 2020, respectively.
The higher effective tax rate for 2022, compared with 2021, was attributable to a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), a lower benefit in the U.S. related to foreign-derived intangible income and lower net discrete tax benefits in 2022. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
The higher effective tax rate for 2021, compared with 2020, was primarily attributable to changes in the jurisdictional mix of earnings, which includes the impact of the location of earnings, repatriation costs, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items, as well as higher net discrete tax benefits in 2020, partially offset by a benefit in the U.S. related to foreign-derived intangible income in 2021.
In 2022, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit has been deferred for 2022 and will be recognized in future periods. This deferred benefit is included in Other current assets on our Consolidated Balance Sheets as of December 31, 2022 in the amount of $38 million.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the “IRA”) was enacted which, among other changes, implements a 15% alternative minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective for taxable years beginning after December 31, 2022 and the incentives to promote clean energy have various different effective dates. We do not currently expect the IRA to have a material impact on our financial results, including our annual estimated effective tax rate.
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
72 |

C. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2022	2021
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$192	$109
Inventories	22	10
Capitalized R&D for tax	111	—
Identifiable intangible assets	(154)	(187)
Property, plant and equipment	(204)	(183)
Employee benefits	61	58
Restructuring and other charges	1	3
Legal and product liability reserves	14	14
Net operating loss/credit carryforwards	112	132
Unremitted earnings	(4)	(7)
All other	9	5
Subtotal	160	(46)
Valuation allowance	(129)	(174)
Net deferred tax asset/(liability)(a)(b)	$31	$(220)
(a)    The change in the total net deferred tax asset/(liability) from December 31, 2021 to December 31, 2022 is primarily attributable to an increase in deferred tax assets related to prepaid/deferred items as a result of a prepayment from a related foreign entity in Belgium and an increase in deferred tax assets related to the capitalization and amortization of research & development costs for U.S. tax purposes.
(b)    In 2022, included in Noncurrent deferred tax assets ($173 million) and Noncurrent deferred tax liabilities ($142 million). In 2021, included in Noncurrent deferred tax assets ($100 million) and Noncurrent deferred tax liabilities ($320 million).
We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign, U.S. federal, and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2023 to 2042.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2022 and 2021, a valuation allowance of $129 million and $174 million, respectively, has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non-U.S. subsidiaries. As of December 31, 2022, the cumulative amount of such undistributed earnings was approximately $7.4 billion, for which we have not provided U.S. and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. Since these earnings are intended to be indefinitely reinvested overseas as of December 31, 2022, we cannot predict the time or manner of a potential repatriation. As such, other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Cuts and Jobs Act of 2017, it is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the unremitted earnings.
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
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2022, 2021 and 2020, we had approximately $192 million, $188 million and $187 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest and penalties. As of December 31, 2022, 2021 and 2020, we had approximately $11
73 |

million, $3 million and $3 million, respectively, in assets associated with uncertain tax benefits recorded in Noncurrent deferred tax assets and Other noncurrent assets.
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
The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2022	2021	2020
Balance, January 1	$(189)	$(188)	$(182)
Increases based on tax positions taken during a prior period(a)	(20)	(1)	(6)
Decreases based on tax positions taken during a prior period(a)	9	7	6
Increases based on tax positions taken during the current period(a)	(4)	(9)	(9)
Settlements	7	—	—
Lapse in statute of limitations(a)	3	2	3
Balance, December 31(b)	$(194)	$(189)	$(188)
(a)    Primarily included in Provision for taxes on income.
(b)    In 2022, included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($192 million). In 2021, included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($188 million). In 2020, included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($187 million).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our Consolidated Statements of Income. We recorded net interest expense of $4 million, $1 million and $2 million in 2022, 2021 and 2020, respectively. Gross accrued interest totaled $16 million, $12 million and $11 million as of December 31, 2022, 2021 and 2020, respectively, and were included in Other taxes payable. As of December 31, 2022, 2021 and 2020, gross accrued penalties totaled $3 million and were included in Other taxes payable.
Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the U.S. including various states, and foreign jurisdictions. The U.S. is one of our major tax jurisdictions, and we are currently under audit for tax years 2017 through 2019. The company has effectively settled its U.S. federal income tax obligations through 2016. For U.S. state tax purposes, tax years 2015 through 2022 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
In addition to the open audit years in the U.S., we have open audit years in other major foreign tax jurisdictions, such as Canada (2018-2022), Asia-Pacific (2011-2022, primarily reflecting Australia, China and Japan), Europe (2012-2022, primarily reflecting France, Germany, Italy, Spain and the U.K.) and Latin America (2006-2022, primarily reflecting Brazil and Mexico).
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
9. Financial Instruments
A. Debt
Credit Facilities
In December 2022, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2027. The credit facility replaced the company’s existing revolving credit facility dated as of December 21, 2016. Subject to certain conditions, we have the right to increase the credit facility up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of December 31, 2022 and 2021. There were no amounts drawn under either credit facility as of December 31, 2022 and 2021.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2022, we had access to $51 million of lines of credit which expire at various times and are generally renewed annually. As of December 31, 2022 we had $2 million of borrowings outstanding related to these facilities and no borrowings outstanding related to these facilities as of December 31, 2021.
74 |

Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2022 and 2021, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On November 8, 2022, we issued $1.35 billion aggregate principal amount of our senior notes (2022 senior notes), with an original issue discount of $2 million. These notes are comprised of $600 million aggregate principal amount of 5.400% senior notes due 2025 and $750 million aggregate principal amount of 5.600% senior notes due 2032. On February 1, 2023, the net proceeds were used to redeem in full, upon maturity, the $1.35 billion aggregate principal amount of our 3.250% 2013 senior notes due 2023.
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
The 2013, 2015, 2017, 2018, 2020 and 2022 senior notes are governed by an indenture and supplemental indenture (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the 2013, 2015, 2017, 2018, 2020 and 2022 senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the 2013, 2015, 2017, 2018, 2020 and 2022 senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Upon the occurrence of a change of control of us and a downgrade of the 2013, 2015, 2017, 2018, 2020 and 2022 senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding 2013, 2015, 2017, 2018, 2020 and 2022 senior notes at a price equal to 101% of the aggregate principal amount of the 2013, 2015, 2017, 2018, 2020 and 2022 senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2022	2021
3.250% 2013 senior notes due 2023	$1,350	$1,350
4.500% 2015 senior notes due 2025	750	750
5.400% 2022 senior notes due 2025	600	—
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	8,000	6,650
Unamortized debt discount / debt issuance costs	(66)	(60)
Less current portion of long-term debt	1,350	—
Cumulative fair value adjustment for interest rate swap contracts	(32)	2
Long-term debt, net of discount and issuance costs	$6,552	$6,592
The fair value of our long-term debt was $6,108 million and $7,443 million as of December 31, 2022 and 2021, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The following table provides the principal amount of debt outstanding as of December 31, 2022 by scheduled maturity date. The table also provides the expected interest payments on these borrowings as of December 31, 2022.

						After
(MILLIONS OF DOLLARS)	2023	2024	2025	2026	2027	2027	Total
Maturities	$1,350	$—	$1,350	$—	$750	$4,550	$8,000
Interest payments	$294	$272	$272	$206	$206	$2,211	$3,461
75 |

Interest Expense
Interest expense, net of capitalized interest, was $221 million, $224 million and $231 million for 2022, 2021 and 2020, respectively. Capitalized interest expense was $21 million, $20 million and $17 million for 2022, 2021 and 2020, respectively.
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
•During the period from 2019 to 2022, we entered into forward-starting interest rate swaps with an aggregate notional value of $650 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to refinance our 3.250% 2013 senior notes due 2023. Upon issuance of our 2022 senior notes, we terminated these contracts and received $114 million in cash from the counterparties for settlement, included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The settlement amount, which represented the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income over the life of the 5.600% 2022 senior notes due 2032.
•As of December 31, 2022, we had outstanding a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark LIBOR or Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on three-month LIBOR or the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in LIBOR or SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of December 31, 2022, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% senior notes due 2030. The amounts recorded during 2022 for changes in the fair value of these hedges are not material to our consolidated financial statements.
76 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	As of December 31,
(MILLIONS)	2022	2021
Derivatives not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	$1,753	$1,749

Derivatives Designated as Hedging Instruments
Foreign exchange derivative instruments (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$50	$550

Fixed-to-floating interest rate swap contracts	$250	$200
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2022	2021
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$22	$16
Foreign currency forward-exchange contracts	Other current liabilities	(21)	(15)
Total derivatives not designated as hedging instruments		1	1
Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other non-current assets	$10	$17
Forward-starting interest rate swap contracts	Other non-current liabilities	—	(5)
Foreign exchange derivative instruments	Other current assets	21	12
Foreign exchange derivative instruments	Other non-current assets	19	14
Foreign exchange derivative instruments	Other current liabilities	(9)	(3)
Foreign exchange derivative instruments	Other non-current liabilities	(4)	—
Fixed-to-floating interest rate swap contracts	Other non-current assets	—	2
Fixed-to-float interest rate swap contracts	Other non-current liabilities	(32)	—
Total derivatives designated as hedging instruments		5	37
Total derivatives		$6	$38

The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At December 31, 2022, there was $8 million of collateral received and $21 million posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2021, there was $23 million of collateral received related to derivative instruments recorded in Other noncurrent assets.
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
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions - net, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021
Foreign currency forward-exchange contracts	$(58)	$(20)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
77 |

The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021
Forward starting interest rate swap contracts	$(2)	$18
Foreign exchange derivative instruments	$36	$42
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021
Foreign exchange derivative instruments	$16	$12
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Leases
We have facilities, vehicles and equipment under various non-cancellable operating leases with third parties. These leases generally have remaining terms ranging from 1 to 15 years, inclusive of renewal options that are reasonably certain of exercise.
Supplemental information for operating leases is as follows:

		As of December 31,
(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)		2022	2021
Supplemental Balance Sheet information for operating leases
Operating lease right of use assets		$220	$181

Operating lease liabilities
Operating lease liabilities - current (in Other current liabilities)		$43	$41
Operating lease liabilities - noncurrent		186	151
Total operating lease liabilities		$229	$192

Weighted-average remaining lease term—operating leases (years)		7.72	6.55
Weighted-average discount rate—operating leases		2.78%	2.81%

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Supplemental Income Statement information for operating leases
Operating lease expense	$51	$50	$46
Variable lease payments not included in the measurement of lease liabilities	12	19	20
Short-term lease payments not included in the measurement of lease liabilities	12	9	7

Supplemental Cash Flow information for operating leases
Cash paid for amounts included in the measurement of lease liabilities	$51	$47	$42
Lease obligations obtained in exchange for right-of-use assets (non-cash)	99	39	47
Future minimum lease payments under non-cancellable operating lease contracts as of December 31, 2022 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2023	2024	2025	2026	2027	2027	Payments	Interest	Total
Maturities	$52	$45	$37	$31	$26	$89	$280	$(51)	$229
78 |

11. Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2022	2021
Finished goods	$1,090	$888
Work-in-process	825	696
Raw materials and supplies	430	339
Inventories	$2,345	$1,923
12. Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2022	2021
Land	—	$26	$22
Buildings	33 1/3 - 50	1,197	1,103
Machinery, equipment and fixtures	3 - 20	3,013	2,627
Construction-in-progress	—	814	742
		5,050	4,494
Less: Accumulated depreciation		2,297	2,072
Property, plant and equipment		$2,753	$2,422
Depreciation expense was $272 million in 2022, $244 million in 2021 and $211 million in 2020.
13. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2020	$1,425	$1,269	$2,694
Adjustments	(1)	4	3
Other(b)	—	(15)	(15)
Balance, December 31, 2021	$1,424	$1,258	$2,682
Additions(a)	61	44	105
Other(b)	—	(41)	(41)
Balance, December 31, 2022	$1,485	$1,261	$2,746
(a)     For 2022, primarily relates to the acquisitions of Basepaws and Jurox. See Note 5. Acquisitions and Divestitures.
(b)     Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,282 million as of December 31, 2022 and $3,218 million as of December 31, 2021. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of December 31, 2022 and 2021.
B. Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2022			As of December 31, 2021
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,918	$(975)	$943	$1,933	$(949)	$984
Brands and tradenames	395	(237)	158	426	(260)	166
Other	337	(233)	104	473	(335)	138
Total finite-lived intangible assets	2,650	(1,445)	1,205	2,832	(1,544)	1,288
Indefinite-lived intangible assets:
Brands and tradenames	91	—	91	91	—	91
In-process research and development	77	—	77	88	—	88
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	175	—	175	186	—	186
Identifiable intangible assets	$2,825	$(1,445)	$1,380	$3,018	$(1,544)	$1,474
79 |

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
Brands and Tradenames
Brands and tradenames represent the amortized or unamortized cost associated with product name recognition, as the products themselves do not receive patent protection and legal trademark and tradenames. The more significant finite-lived brands are Platinum Performance, Lutalyse, and Basepaws and the most significant indefinite-lived brand is the Linco family of products. The more significant finite-lived trademarks and tradenames are finite-lived trademarks and tradenames acquired from Abaxis. The more significant components of indefinite-lived trademarks and tradenames are indefinite-lived trademarks and tradenames acquired from SmithKlineBeecham.
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
C. Amortization
The weighted average life of our total finite-lived intangible assets is approximately 9 years. Total amortization expense for finite-lived intangible assets was $193 million in 2022, $204 million in 2021 and $230 million in 2020.
The annual amortization expense expected for the years 2023 through 2027 is as follows:

(MILLIONS OF DOLLARS)	2023	2024	2025	2026	2027
Amortization expense	$181	$166	$154	$147	$142
14. Benefit Plans
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012 and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with an employee matters agreement between Pfizer and Zoetis, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation ($38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost ($25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the Consolidated Statements of Equity. The balance in the contra-equity account was $0 million and $3 million as of December 31, 2022 and 2021, respectively. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and is being paid in equal installments over a period of 10 years. As of December 31, 2022, there are no remaining payments due to Pfizer. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled $6 million per year in 2022 and 2021.
Pension expense associated with the U.S. and certain significant international locations (inclusive of service cost grow-in benefits discussed above) totaled $12 million in 2022, $14 million in 2021 and $14 million in 2020.
80 |

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
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021
Change in benefit obligation:
Projected benefit obligation, beginning	$159	$164
Service cost	6	8
Interest cost	2	2
Changes in actuarial assumptions and other	(27)	(1)
Settlements and curtailments	(3)	(2)
Benefits paid	(1)	(2)
Adjustments for foreign currency translation	(13)	(9)
Other––net	(1)	(1)
Benefit obligation, ending	122	159
Change in plan assets:
Fair value of plan assets, beginning	92	85
Actual return on plan assets	(4)	11
Company contributions	4	5
Settlements and curtailments	(3)	(1)
Benefits paid	(1)	(2)
Adjustments for foreign currency translation	(9)	(5)
Other––net	(1)	(1)
Fair value of plan assets, ending	78	92
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(44)	$(67)
(a)    Included in Other noncurrent liabilities.
Changes in the benefit obligation resulted in a net gain of $27 million in 2022 and $1 million in 2021.
Actuarial gains were $6 million ($3 million, net of tax) at December 31, 2022 and actuarial losses were $21 million ($16 million, net of tax) at December 31, 2021. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive loss. The actuarial losses will be amortized into net periodic benefit costs over an average period of 6.5 years.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2022	2021
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$7	$24
Accumulated benefit obligation	40	72
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	58	84
Projected benefit obligation	103	152
Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Service cost	$6	$8	$8
Interest cost	2	2	2
Expected return on plan assets	(3)	(3)	(3)
Amortization of net losses	1	1	2
Net periodic benefit cost	$6	$8	$9
81 |

Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2022	2021	2020
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.7%	1.4%	1.2%
Rate of compensation increase	3.5%	3.4%	3.1%
Cash balance credit interest rate	1.7%	1.5%	1.5%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	1.4%	1.2%	1.3%
Expected return on plan assets	3.3%	3.8%	3.8%
Rate of compensation increase	3.4%	3.1%	3.1%
Cash balance credit interest rate	1.5%	1.5%	1.5%
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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2022	2021
Cash and cash equivalents	$2	$1
Equity securities: Equity commingled funds	29	36
Debt securities: Government bonds	38	45
Other investments	9	10
Total(a)	$78	$92
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
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2022	2022	2021
Cash and cash equivalents	0-10%	2.3%	1.5%
Equity securities	0-60%	37.7%	39.3%
Debt securities	15-100%	48.0%	48.7%
Other investments	0-100%	12.0%	10.5%
Total	100%	100%	100%
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
82 |

The investment consultants review investment performance with Zoetis on a quarterly basis in total, as well as by asset class, relative to one or more benchmarks.
Cash Flows—Dedicated Plans
Our plans are generally funded in amounts that are at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax and other laws.
We expect to contribute approximately $5 million to our dedicated pension plans in 2023. Benefit payments are expected to be approximately $4 million for 2023, $5 million for 2024, $6 million for 2025, $11 million for 2026 and $7 million for 2027. Benefit payments are expected to be approximately $49 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2023 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
B.    Postretirement Plans
Postretirement benefit expense associated with these U.S. retiree medical plans totaled $4 million per year in 2022, 2021 and 2020 (inclusive of service cost grow-in benefits discussed above).
C.    Defined Contribution Plans
Zoetis has a voluntary defined contribution plan, the Zoetis Savings Plan (ZSP) that allows participation by substantially all U.S. employees. Zoetis matches 100% of employee contributions, up to a maximum of 5% of each employee’s eligible compensation. The ZSP also includes a profit-sharing feature that provides for an additional contribution ranging between 0 and 8 percent of each employee’s eligible compensation. All eligible employees receive the profit-sharing contribution regardless of the amount they choose to contribute to the ZSP. The profit-sharing contribution is a discretionary amount provided by Zoetis and is determined on an annual basis. Employees can direct their contributions and the company's matching and profit-sharing contributions into any of the funds offered. These funds provide participants with a cross section of investing options, including the Zoetis stock fund. The matching and profit-sharing contributions are cash funded.
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the ZSP, totaled $57 million in 2022, $54 million in 2021 and $48 million in 2020.
Employees in the U.S. who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The (benefit)/cost of the supplemental savings plan was $(9) million in 2022, $12 million in 2021 and $11 million in 2020. Benefit payments for this plan are expected to be approximately $4 million in 2023 and $39 million thereafter.
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
Thirty million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2022, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 14 million shares.
A. Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020
Stock options / stock appreciation rights	$10	$9	$9
RSUs / DSUs	34	33	31
PSUs	18	16	19
Share-based compensation expense—total(a)	$62	$58	$59
Tax benefit for share-based compensation expense	(8)	(7)	(7)
Share-based compensation expense, net of tax	$54	$51	$52
(a)    For each of the years ended December 31, 2022, 2021 and 2020, we capitalized less than $1 million of share-based compensation expense to inventory.
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
83 |

The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield(a)	0.64%	0.62%	0.55%
Risk-free interest rate(b)	1.81%	0.53%	1.41%
Expected stock price volatility(c)	27.64%	27.94%	24.33%
Expected term(d) (years)	4.9	5.0	5.5
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
(d)     Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the year ended December 31, 2022:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value(a)
	Shares	Exercise Price	(Years)	(Millions)
Outstanding, December 31, 2021	2,132,567	$80.19
Granted	235,900	201.23
Exercised	(263,174)	57.10
Forfeited	(37,687)	168.69
Outstanding, December 31, 2022	2,067,606	$95.32	5.0	$122
Exercisable, December 31, 2022	1,317,387	$54.48	3.3	$121
(a)    Market price of underlying Zoetis common stock less exercise price.
As of December 31, 2022, there was approximately $10 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of one year.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2022	2021	2020
Weighted-average grant date fair value per stock option	$51.13	$37.81	$34.22
Aggregate intrinsic value on exercise	31	87	114
Cash received upon exercise	15	36	57
Tax benefits realized related to exercise	19	34	39
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
The following table provides an analysis of RSU activity for the year ended December 31, 2022:

		Weighted-Average
	RSUs	Grant Date Fair Value
Nonvested, December 31, 2021	809,884	$125.71
Granted	207,009	200.18
Vested	(364,085)	90.36
Reinvested dividend equivalents	4,981	157.96
Forfeited	(37,191)	164.12
Nonvested, December 31, 2022	620,598	$169.24
As of December 31, 2022, there was approximately $45 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of one year.
84 |

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
For the years ended December 31, 2022 and 2021, there were no DSUs granted. As of December 31, 2022 and 2021, there were 65,071 and 64,599 DSUs outstanding, respectively, including dividend equivalents.
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
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 28.4% and 38.1%, respectively, in 2022, and 28.9% and 38.1%, respectively, in 2021. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term.
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
The following table provides an analysis of PSU activity for the year ended December 31, 2022:

		Weighted-Average
	PSUs	Grant Date Fair Value
Nonvested, December 31, 2021	342,386	$160.68
Granted	104,113	235.52
Vested	(174,711)	110.75
Reinvested dividend equivalents	2,115	204.49
Forfeited	(20,859)	217.48
Nonvested, December 31, 2022	253,044	$221.59
Shares issued, December 31, 2022	342,570	$101.57
As of December 31, 2022, there was approximately $25 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 1.2 years.
F. Other Equity-Based or Cash-Based Awards
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.
16. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2018, our Board of Directors authorized a $2.0 billion share repurchase program. This program was completed as of June 30, 2022. In December 2021, our Board of Directors authorized an additional $3.5 billion share repurchase program. As of December 31, 2022, there was $2.6 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
85 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation Adjustments		Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Other Currency	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	(Losses)/Gains	Loss
Balance, December 31, 2019	$—	$21	$(724)	$(23)	$(726)
Other comprehensive (loss)/gain, net of tax	(15)	(58)	69	—	(4)
Balance, December 31, 2020	(15)	(37)	(655)	(23)	(730)
Other comprehensive gain/(loss), net of tax	19	42	(101)	6	(34)
Balance, December 31, 2021	4	5	(756)	(17)	(764)
Other comprehensive gain/(loss), net of tax	86	36	(188)	13	(53)
Balance, December 31, 2022	$90	$41	$(944)	$(4)	$(817)
17. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2022	2021	2020
Numerator
Net income before allocation to noncontrolling interests	$2,111	$2,034	$1,636
Less: net loss attributable to noncontrolling interests	(3)	(3)	(2)
Net income attributable to Zoetis Inc.	$2,114	$2,037	$1,638
Denominator
Weighted-average common shares outstanding	468.891	474.348	475.502
Common stock equivalents: stock options, RSUs, DSUs and PSUs	1.494	2.369	3.067
Weighted-average common and potential dilutive shares outstanding	470.385	476.717	478.569
Earnings per share attributable to Zoetis Inc. stockholders—basic	$4.51	$4.29	$3.44
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$4.49	$4.27	$3.42
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the years ended December 31, 2022, 2021 and 2020.
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
86 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Due to the ongoing issues presented by the coronavirus (COVID-19) pandemic, the parties have been unable to secure a start date for the Phase II testing and have no timeline at this point when testing will begin.
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
87 |

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
On September 15, 2022, the Court of Appeals affirmed the lower Court’s ruling in favor of Zoetis. The plaintiffs do not have an automatic right to appeal the decision of the Court of Appeals; rather, they must petition the Supreme Court of Michigan for leave to appeal further. On October 27, 2022, the plaintiffs filed an application to the Michigan Supreme Court for leave to appeal the Court of Appeals' opinion. We opposed the plaintiff's application for leave to file an appeal on November 22, 2022. The plaintiffs filed a reply to our opposition on December 16, 2022. On January 31, 2023, the Michigan Supreme Court denied the plaintiffs' request for leave to file an appeal, effectively ending the matter.
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. On May 24, 2022, the General Court resumed all proceedings involved with the Excess Profit Rulings cases, including Zoetis. On June 23, 2022, as requested by the General Court, the company provided observations in relations to (i) the impact of the Court of Justice’s decision that the Belgium excess profit ruling system is considered an aid scheme and (ii) the impact of recent case laws by the General Court with regards to the existence of a selective advantage. On December 16, 2022, the company submitted observations on the conclusions drawn from the November 8, 2022 Fiat Chrysler Finance Europe and Ireland v Commission judgement, as requested by the General Court. A hearing has been scheduled by the General Court for February 15, 2023. The company has not reflected any potential benefits in its consolidated financial statements as of December 31, 2022 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2022, recorded amounts for the estimated fair value of these indemnifications were not material.
C. Purchase Commitments
As of December 31, 2022, we have agreements totaling $321 million to purchase goods and services that are enforceable and legally binding and include amounts relating to contract manufacturing, information technology services and potential milestone payments deemed reasonably likely to occur. Payments for these obligations are expected to be approximately $173 million in 2023 and $148 million thereafter.
19. Segment Information
A. Segment Information
We manage our operations through two geographic regions. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, anti-infectives, other pharmaceutical products, medicated feed additives and animal health diagnostics, for both companion animal and livestock customers.
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
88 |

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
Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $14.9 billion and $13.9 billion at December 31, 2022 and 2021, respectively.
Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2022	2021	2020	2022	2021	2020
U.S.
Revenue	$4,313	$4,042	$3,557
Cost of Sales	803	788	709
Gross Profit	3,510	3,254	2,848
Gross Margin	81.4%	80.5%	80.1%
Operating Expenses	765	681	602
Other (income)/deductions-net	(18)	4	7
U.S. Earnings	2,763	2,569	2,239	$55	$54	$55
International
Revenue(b)	3,681	3,652	3,035
Cost of Sales	1,083	1,106	971
Gross Profit	2,598	2,546	2,064
Gross Margin	70.6%	69.7%	68.0%
Operating Expenses	611	602	510
Other (income)/deductions-net	(3)	(4)	7
International Earnings	1,990	1,948	1,547	86	74	56
Total operating segments	4,753	4,517	3,786	141	128	111
Other business activities	(424)	(406)	(372)	28	28	27
Reconciling Items:
Corporate	(1,073)	(1,052)	(879)	132	115	101
Purchase accounting adjustments	(160)	(175)	(198)	159	175	199
Acquisition-related costs	(5)	(12)	(18)	—	—	—
Certain significant items(c)	(56)	(73)	(43)	—	—	—
Other unallocated	(379)	(311)	(280)	5	2	3
Total Earnings(d)	$2,656	$2,488	$1,996	$465	$448	$441
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $774 million in 2022, $814 million in 2021 and $718 million in 2020.
89 |

(c)    For 2022, certain significant items primarily represents inventory and asset impairment charges related to customer relationships, developed technology rights and property, plant and equipment in our diagnostics, poultry, cattle and swine businesses and the consolidation of manufacturing sites in China of $47 million, as well as employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets of $4 million.
For 2021, certain significant items primarily included certain asset impairment charges of $46 million, as well as employee termination costs associated with our international operations and other costs associated with cost-reduction and productivity initiatives of $24 million.
For 2020, certain significant items primarily included certain asset impairment charges of $37 million and CEO transition-related costs of $16 million, partially offset by a net gain resulting from a cash payment received pursuant to an agreement related to the 2016 sale of certain U.S. manufacturing sites of $18 million.
    (d)    Defined as income before provision for taxes on income.
B. Geographic Information
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2022	2021
U.S.	$1,820	$1,638
International	933	784
Property, plant and equipment, less accumulated depreciation	$2,753	$2,422
20. Subsequent Events
On February 1, 2023, we redeemed in full, upon maturity, the $1.35 billion aggregate principal amount of our 3.250% 2013 senior notes due 2023. See Note 9. Financial Instruments for additional information.
90 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2022
Allowance for doubtful accounts	$17	$4	$(2)	$19

Year Ended December 31, 2021
Allowance for doubtful accounts	$20	$1	$(4)	$17

Year Ended December 31, 2020
Allowance for doubtful accounts	$21	$3	$(4)	$20

91 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2022, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
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
92 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2023 Proxy Statement. Information regarding our executive officers is presented in Part I, Item 1 of this report under the heading Information about our Executive Officers. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Delinquent Section 16(a) Reports in our 2023 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller, and our Board of Directors, is incorporated by reference from the discussions under the heading Corporate Governance at Zoetis in our 2023 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2023 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2023 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2023 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties and our policies and procedures in relation to such transactions is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2023 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis-Corporate Governance Principles and Practices-Director Independence in our 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2022 and 2021 is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2023 in our 2023 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2023 in our 2023 Proxy Statement.
93 |

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

94 |

EXHIBITS
The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 20, 2022 (File No. 001-35797))
Exhibit 3.2	By-laws of the Registrant, amended and restated as of December 8, 2022 (incorporated by reference to Exhibit 3.2 to Zoetis
Inc.’s Current Report on Form 8-K filed on December 8, 2022 (File No. 001-35797))
Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Zoetis Inc.'s Annual Report on Form 10-K
filed on February 15, 2022 (File No. 001-35797))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Fourth Supplemental Indenture, dated August 20, 2018, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on August 20, 2018
(File No. 001-35797))
Exhibit 4.7	Fifth Supplemental Indenture, dated May 12, 2020, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.'s Current Report on Form 8-K filed on May 12, 2020
(File No. 001-35797))
Exhibit 4.8	Sixth Supplemental Indenture, dated November 16, 2022, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on November 16, 2022
(File No. 001-35797))
Exhibit 4.9	Form of 3.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.10	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.11	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.12	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.13	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.14	Form of 3.900% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.15	Form of 4.450% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.16	Form of 2.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.17	Form of 3.000% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
95 |

Exhibit 4.18	Form of 5.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to Zoetis Inc.’s Current Report on Form 8-K
filed on November 16, 2022 (File No. 001-35797))
Exhibit 4.19	Form of 5.600% Senior Notes due 2032 (incorporated by reference to Exhibit 4.4 to Zoetis Inc.’s Current Report on Form 8-K
filed on November 16, 2022 (File No. 001-35797))
Exhibit 4.20	Description of the Registrant’s Securities †
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Tax Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.3 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.4	Pfizer Inc. 2004 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.5	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.6	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.7	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.8	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.9	Zoetis Inc. 2013 Equity and Incentive Plan, as amended and restated as of May 19, 2022 (incorporated by reference to Exhibit
10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022 (File No. 001-35797))*
Exhibit 10.10	Sale of Business Severance Plan (incorporated by reference to Exhibit 10.17 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.11	Revolving Credit Agreement, dated as of December 21, 2022, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2022 (File No. 001-35797))
Exhibit 10.12	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc's registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.14	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.15	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.16	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.17	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.18	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.19	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.20	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to
96 |

Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.21	Zoetis Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2018 (File No. 001-35797))*
Exhibit 10.22	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013 (File No. 001-35797))*
Exhibit 10.23	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.24	Amendment No. 1 to Zoetis Supplemental Savings Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.24 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.25	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.26	Amendment No. 1 to Zoetis Equity Deferral Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.26 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.27	Letter Agreement dated as of October 2, 2019, by and between Juan Ramón Alaix and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on October 3, 2019 (File No. 001-35797))
Exhibit 10.28	Letter Agreement dated as of December 9, 2019, by and between Clinton A. Lewis, Jr. and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on December 12, 2019 (File No. 001-35797))
Exhibit 10.29	Offer Letter, dated as of May 6, 2021, by and between Wetteny Joseph and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on May 11, 2021 (File No. 001-35797))*
Exhibit 10.30	Amendment No. 2 to Zoetis Supplemental Savings Plan effective May 15, 2021 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-35797))*
Exhibit 10.31	Form of Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.32	Form of Stock Option Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.33	Form of Performance Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit
10.3 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.34	Form of Cash Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.35	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.36	Form of Restricted Stock Unit Award Agreement, effective as of December 8, 2022*
Exhibit 10.37	Form of Stock Option Award Agreement, effective as of December 8, 2022*
Exhibit 10.38	Form of Performance Restricted Stock Unit Award Agreement, effective as of December 8, 2022*
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
97 |

EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith
*	Management contracts or compensatory plans or arrangements

98 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoetis Inc.
Dated: February 14, 2023	By:	/S/ KRISTIN C. PECK
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ KRISTIN C. PECK	Chief Executive Officer and Director	February 14, 2023
Kristin C. Peck	(Principal Executive Officer)

/S/ WETTENY JOSEPH	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2023
Wetteny Joseph

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 14, 2023
Michael B. McCallister

/S/ PAUL M. BISARO	Director	February 14, 2023
Paul M. Bisaro

/S/ VANESSA BROADHURST	Director	February 14, 2023
Vanessa Broadhurst

/S/ FRANK A. D'AMELIO	Director	February 14, 2023
Frank A. D’Amelio

/S/ SANJAY KHOSLA	Director	February 14, 2023
Sanjay Khosla

/S/ ANTOINETTE R. LEATHERBERRY	Director	February 14, 2023
Antoinette R. Leatherberry

/S/ GREGORY NORDEN	Director	February 14, 2023
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 14, 2023
Louise M. Parent

/S/ WILLIE M. REED	Director	February 14, 2023
Willie M. Reed

/S/ LINDA RHODES	Director	February 14, 2023
Linda Rhodes

/S/ ROBERT W. SCULLY	Director	February 14, 2023
Robert W. Scully

99 |