Form 10-Q
period 2023-03-31
Zoetis Inc.
filed 2023-05-04
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 28, 2023, there were 462,112,140 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2023	2022
Revenue	$2,000	$1,986
Costs and expenses:
Cost of sales	588	569
Selling, general and administrative expenses	505	465
Research and development expenses	142	122
Amortization of intangible assets	37	41
Restructuring charges and certain acquisition-related costs	21	2
Interest expense, net of capitalized interest	63	53
Other (income)/deductions—net	(53)	7
Income before provision for taxes on income	697	727
Provision for taxes on income	146	133
Net income before allocation to noncontrolling interests	551	594
Less: Net loss attributable to noncontrolling interests	(1)	(1)
Net income attributable to Zoetis Inc.	$552	$595
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.19	$1.26
Diluted	$1.19	$1.26
Weighted-average common shares outstanding:
Basic	463.5	472.2
Diluted	464.6	474.1
Dividends declared per common share	$0.375	$0.325

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Net income before allocation to noncontrolling interests	$551	$594
Other comprehensive (loss)/income, net of tax(a):
Unrealized (losses)/gains on derivatives for cash flow hedges, net of tax of $(1) and $7 for the three months ended March 31, 2023 and 2022, respectively	(2)	26
Unrealized (losses)/gains on derivatives for net investment hedges, net of tax of $(2) and $4 for the three months ended March 31, 2023 and 2022, respectively	(6)	12
Foreign currency translation adjustments	(7)	21
Benefit plans: Actuarial gain, net of tax of $1 and $0 for the three months ended March 31, 2023 and 2022, respectively	4	1
Total other comprehensive (loss)/income, net of tax	(11)	60
Comprehensive income before allocation to noncontrolling interests	540	654
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to Zoetis Inc.	$541	$655
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$2,109	$3,581
Accounts receivable, less allowance for doubtful accounts of $20 in 2023 and $19 in 2022	1,186	1,215
Inventories	2,563	2,345
Other current assets	411	365
Total current assets	6,269	7,506
Property, plant and equipment, less accumulated depreciation of $2,374 in 2023 and $2,297 in 2022	2,913	2,753
Operating lease right of use assets	216	220
Goodwill	2,738	2,746
Identifiable intangible assets, less accumulated amortization	1,314	1,380
Noncurrent deferred tax assets	161	173
Other noncurrent assets	143	147
Total assets	$13,754	$14,925

Liabilities and Equity
Short-term borrowings	$3	$2
Current portion of long-term debt	—	1,350
Accounts payable	424	405
Dividends payable	174	174
Accrued expenses	701	682
Accrued compensation and related items	232	300
Income taxes payable	277	157
Other current liabilities	104	97
Total current liabilities	1,915	3,167
Long-term debt, net of discount and issuance costs	6,559	6,552
Noncurrent deferred tax liabilities	131	142
Operating lease liabilities	180	186
Other taxes payable	262	258
Other noncurrent liabilities	216	217
Total liabilities	9,263	10,522
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 462,495,343 and 463,808,059 shares outstanding at March 31, 2023, and December 31, 2022, respectively	5	5
Treasury stock, at cost, 39,395,900 and 38,083,184 shares of common stock at March 31, 2023 and December 31, 2022, respectively	(4,807)	(4,539)
Additional paid-in capital	1,079	1,088
Retained earnings	9,045	8,668
Accumulated other comprehensive loss	(828)	(817)
Total Zoetis Inc. equity	4,494	4,405
Noncontrolling interests	(3)	(2)
Total equity	4,491	4,403
Total liabilities and equity	$13,754	$14,925
(a)    As of March 31, 2023 and December 31, 2022, includes $4 million of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended March 31, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—	—	—	552	—	(1)	551
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)
Share-based compensation awards (a)	—	—	(0.4)	17	(9)	(1)	—	—	7
Treasury stock acquired (b)	—	—	1.7	(285)	—	—	—	—	(285)
Dividends declared	—	—	—	—	—	(174)	—	—	(174)
Balance, March 31, 2023	501.9	$5	39.4	$(4,807)	$1,079	$9,045	$(828)	$(3)	$4,491

Three months ended March 31, 2022
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—	—	—	595	—	(1)	594
Other comprehensive income	—	—	—	—	—	—	60	—	60
Share-based compensation awards (a)	—	—	(0.5)	(4)	(23)	—	—	—	(27)
Treasury stock acquired (b)	—	—	1.9	(361)	—	—	—	—	(361)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(153)	—	—	(153)
Balance, March 31, 2022	501.9	$5	30.7	$(3,317)	$1,046	$7,628	$(704)	$—	$4,658

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
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program. For the three months ended March 31, 2023, includes excise tax accrued on net share repurchases. For additional information, see Note 13. Stockholders' Equity.
(c)    Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Operating Activities
Net income before allocation to noncontrolling interests	$551	$594
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	120	114
Share-based compensation expense	9	16
Asset write-offs and asset impairments	1	1
Provision for losses on inventory	16	9
Deferred taxes	8	(45)
Employee benefit plan contribution from Pfizer Inc.	—	1
Other non-cash adjustments	(1)	4
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	27	(102)
Inventories	(235)	(146)
Other assets	(24)	(1)
Accounts payable	22	(31)
Other liabilities	(63)	(222)
Other tax accounts, net	118	117
Net cash provided by operating activities	549	309
Investing Activities
Capital expenditures	(223)	(115)
Acquisitions	(7)	(4)
Purchase of investments	(1)	(5)
Proceeds on derivative instrument activity, net	13	6
Net proceeds from sale of assets	2	—
Net cash used in investing activities	(216)	(118)
Financing Activities
Increase in short-term borrowings, net	1	—
Principal payments on long-term debt	(1,350)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares	4	(30)
Purchases of treasury stock	(283)	(361)
Cash dividends paid	(174)	(154)
Net cash used in financing activities	(1,802)	(545)
Effect of exchange-rate changes on cash and cash equivalents	(3)	4
Net decrease in cash and cash equivalents	(1,472)	(350)
Cash and cash equivalents at beginning of period	3,581	3,485
Cash and cash equivalents at end of period	$2,109	$3,135

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$20	$26
Interest, net of capitalized interest	89	89
Amounts included in the measurement of lease liabilities	14	13
Non-cash transactions:
Capital expenditures	3	4
Excise tax accrued on net share repurchases, not paid	2	—
Lease obligations obtained in exchange for right-of-use assets	13	19
Dividends declared, not paid	174	153
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, commercializing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, other pharmaceutical products, dermatology, anti-infectives, medicated feed additives and animal health diagnostics.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three months ended February 28, 2023 and February 28, 2022.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2022 Annual Report on Form 10-K.
3. Accounting Standards
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021 and December 2022, it issued subsequent amendments to the initial guidance: ASU No. 2021-01 and ASU No. 2022-06, Reference Rate Reform (Topic 848). The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the guidance is optional and effective as of March 12, 2020, but only available through December 31, 2024. During the first quarter of 2023, we adopted the guidance by executing amendments to our affected contracts that referenced LIBOR. The adoption did not have a material impact on our condensed consolidated financial statements or related disclosures.
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
6 |

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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
United States	$1,005	$1,020
Australia	82	65
Brazil	84	77
Canada	50	49
Chile	39	41
China	102	103
France	34	32
Germany	45	43
Italy	26	30
Japan	39	59
Mexico	39	35
Spain	33	33
United Kingdom	68	64
Other developed markets	122	115
Other emerging markets	215	202
	1,983	1,968
Contract manufacturing & human health	17	18
Total Revenue	$2,000	$1,986

7 |

Revenue by major species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
U.S.
Companion animal	$721	$774
Livestock	284	246
	1,005	1,020
International
Companion animal	504	489
Livestock	474	459
	978	948
Total
Companion animal	1,225	1,263
Livestock	758	705
Contract manufacturing & human health	17	18
Total Revenue	$2,000	$1,986
Revenue by species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Companion Animal:
Dogs and Cats	$1,153	$1,199
Horses	72	64
	1,225	1,263
Livestock:
Cattle	399	364
Swine	142	154
Poultry	139	124
Fish	49	44
Sheep and other	29	19
	758	705
Contract manufacturing & human health	17	18
Total Revenue	$2,000	$1,986
Revenue by major product category

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Parasiticides	$432	$459
Vaccines	429	405
Other pharmaceuticals	294	254
Dermatology	292	311
Anti-infectives	288	285
Animal health diagnostics	93	98
Medicated feed additives	87	98
Other non-pharmaceuticals	68	58
	1,983	1,968
Contract manufacturing & human health	17	18
Total Revenue	$2,000	$1,986

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2022 and 2021, and subsequently recognized as revenue during the first three months of 2023 and 2022 were $1 million and $2 million, respectively. Contract liabilities as of March 31, 2023 and December 31, 2022 were $14 million.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2023 is not material.

8 |

5. Acquisitions
In 2022, we completed the acquisition of Basepaws, a privately held petcare genetics company based in the U.S., which provides pet owners with genetic tests, analytics and early health risk assessments that can help manage the health, wellness and quality of care for their pets. We also completed the acquisition of NewMetrica, a privately held company based in Scotland, that provides scientifically-developed instruments to measure quality of life in companion animals. These transactions did not have a material impact on our condensed consolidated financial statements.
During 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. On September 30, 2022, after satisfying all customary closing conditions, including clearance from the Australian Competition and Consumer Commission, we completed the acquisition of Jurox. We acquired 100% of the outstanding shares for an aggregate cash purchase price of $226 million, which was adjusted to $240 million for cash and working capital and other adjustments as of the closing date. Net cash consideration transferred to the seller was $215 million during 2022 and $5 million for the three months ended March 31, 2023. The transaction was accounted for as a business combination, with the assets acquired and liabilities assumed measured at their respective acquisition date fair values. The table below presents the preliminary fair values allocated to the assets and liabilities of Jurox as of the acquisition date:

(MILLIONS OF DOLLARS)	Amounts
Cash and cash equivalents	$20
Accounts receivable	8
Inventories(a)	21
Other current assets	1
Property, plant and equipment(b)	25
Identifiable intangible assets(c)	135
Other noncurrent assets	1
Accounts payable	2
Other current liabilities	12
Total net assets acquired	197
Goodwill(d)	43
Total consideration	$240
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

9 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$2
Restructuring charges(b):
Employee termination costs	20	—
Total Restructuring charges and certain acquisition-related costs	$21	$2
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the three months ended March 31, 2023 primarily consisted of employee termination costs related to organizational structure refinements.

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2022(a)	$15
Provision	20
Utilization and other(b)	(3)
Balance, March 31, 2023(a)	$32
(a)     At March 31, 2023 and December 31, 2022, included in Accrued expenses ($22 million and $5 million, respectively) and Other noncurrent liabilities ($10 million).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Royalty-related income(a)	$(34)	$(1)
Interest income	(33)	(2)
Foreign currency loss(b)	9	11
Other, net	5	(1)
Other (income)/deductions—net	$(53)	$7
(a)     For the three months ended March 31, 2023, predominantly associated with a settlement for underpayment of royalties in prior periods.
(b)     Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 20.9% for the three months ended March 31, 2023, compared with 18.3% for the three months ended March 31, 2022. The higher effective tax rate for the three months ended March 31, 2023, was attributable to lower net discrete tax benefits for the three months ended March 31, 2023 and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income for the three months ended March 31, 2023. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
In 2022, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred for 2022. A portion of this benefit was recognized during the three months ended March 31, 2023.
B. Deferred Taxes
As of March 31, 2023, the total net deferred income tax asset of $30 million is included in Noncurrent deferred tax assets ($161 million) and Noncurrent deferred tax liabilities ($131 million).
As of December 31, 2022, the total net deferred income tax asset of $31 million is included in Noncurrent deferred tax assets ($173 million) and Noncurrent deferred tax liabilities ($142 million).

10 |

C. Tax Contingencies
As of March 31, 2023, the net tax liabilities associated with uncertain tax positions of $196 million (exclusive of interest and penalties related to uncertain tax positions of $21 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($195 million).
As of December 31, 2022, the net tax liabilities associated with uncertain tax positions of $194 million (exclusive of interest and penalties related to uncertain tax positions of $19 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($192 million).
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
9. Financial Instruments
A. Debt
Credit Facilities
In December 2022, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2027. The credit facility replaced the company's existing revolving credit facility dated as of December 2016. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of March 31, 2023 and December 31, 2022. There were no amounts drawn under the credit facility as of March 31, 2023 or December 31, 2022.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2023, we had access to $51 million of lines of credit which expire at various times and are generally renewed annually. There were $3 million of borrowings outstanding related to these facilities as of March 31, 2023 and $2 million of borrowings outstanding related to these facilities as of December 31, 2022.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2023 and December 31, 2022, there was no commercial paper outstanding under this program.
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
Our senior notes are governed by an indenture and supplemental indentures (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the senior notes may be declared immediately due and payable.
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

11 |

The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
3.250% 2013 senior notes due 2023	$—	$1,350
4.500% 2015 senior notes due 2025	750	750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	8,000
Unamortized debt discount / debt issuance costs	(65)	(66)
Less current portion of long-term debt	—	1,350
Cumulative fair value adjustment for interest rate swap contracts	(26)	(32)
Long-term debt, net of discount and issuance costs	$6,559	$6,552
The fair value of our long-term debt was $6,273 million and $6,108 million as of March 31, 2023 and December 31, 2022, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of March 31, 2023, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2023	2024	2025	2026	2027	2027	Total
Maturities	$—	$—	$1,350	$—	$750	$4,550	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $63 million and $53 million for the three months ended March 31, 2023 and 2022, respectively. Capitalized interest expense was $6 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
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
•For foreign exchange derivative instruments that are designated as hedging instruments against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. These instruments include cross-currency interest rate swaps and foreign currency forward-exchange contracts. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense, net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statements of Cash Flows. These contracts have varying maturities of up to three years.
Interest Rate Risk
The company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rates and to reduce its overall cost of borrowing.

12 |

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
•During the period from 2019 to 2022, we entered into forward-starting interest rate swaps with an aggregate notional value of $650 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to refinance our 3.250% 2013 senior notes due 2023. Upon issuance of our 2022 senior notes, we terminated these contracts and received $114 million in cash from the counterparties for settlement, included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The settlement amount, which represented the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income (offset to Interest expense, net of capitalized interest) over the life of the 5.600% 2022 senior notes due 2032.
•As of March 31, 2023, we had outstanding a forward-starting interest rate swap, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of March 31, 2023, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% senior notes due 2030. The amounts recorded during the three months ended March 31, 2023 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
During the first quarter of 2023, we executed amendments to certain of our interest rate swap contracts, which changed the floating rate index from LIBOR to SOFR. These amendments did not have a material impact on our condensed consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	March 31,	December 31,
(MILLIONS)	2023	2022
Derivatives not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	$1,716	$1,753

Derivatives Designated as Hedging Instruments
Foreign exchange derivative instruments (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$50	$50

Fixed-to-floating interest rate swap contracts	$250	$250

13 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2023	2022
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$16	$22
Foreign currency forward-exchange contracts	Other current liabilities	(15)	(21)
Total derivatives not designated as hedging instruments		$1	$1

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$9	$10
Foreign exchange derivative instruments	Other current assets	11	21
Foreign exchange derivative instruments	Other noncurrent assets	17	19
Foreign exchange derivative instruments	Other current liabilities	(14)	(9)
Foreign exchange derivative instruments	Other noncurrent liabilities	(6)	(4)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(26)	(32)
Total derivatives designated as hedging instruments		(9)	5
Total derivatives		$(8)	$6
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At March 31, 2023, there was $6 million of collateral received and $21 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2022, there was $8 million of collateral received and $21 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Foreign currency forward-exchange contracts	$(16)	$(6)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Forward-starting interest rate swap contracts	$(1)	$26
Foreign exchange derivative instruments	$(6)	$12
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Foreign exchange derivative instruments	$5	$3
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.

14 |

10. Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
Finished goods	$1,065	$1,090
Work-in-process	999	825
Raw materials and supplies	499	430
Inventories	$2,563	$2,345
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2022	$1,485	$1,261	$2,746
Adjustments	—	(1)	(1)
Other(a)	—	(7)	(7)
Balance, March 31, 2023	$1,485	$1,253	$2,738
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,274 million and $3,282 million as of March 31, 2023 and December 31, 2022, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of March 31, 2023 and December 31, 2022.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2023			As of December 31, 2022
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,900	$(1,006)	$894	$1,918	$(975)	$943
Brands and tradenames	390	(239)	151	395	(237)	158
Other	332	(238)	94	337	(233)	104
Total finite-lived intangible assets	2,622	(1,483)	1,139	2,650	(1,445)	1,205
Indefinite-lived intangible assets:
Brands and tradenames	91	—	91	91	—	91
In-process research and development	77	—	77	77	—	77
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	175	—	175	175	—	175
Identifiable intangible assets	$2,797	$(1,483)	$1,314	$2,825	$(1,445)	$1,380
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $47 million and $52 million for the three months ended March 31, 2023 and 2022, respectively.
12. Share-based Payments
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

15 |

The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Stock options / stock appreciation rights	$1	$2
RSUs / DSUs	7	9
PSUs	1	5
Share-based compensation expense—total(a)	$9	$16
(a) For the three months ended March 31, 2023 and 2022, we capitalized less than $1 million of share-based compensation expense to inventory.
During the three months ended March 31, 2023, the company granted 268,008 stock options with a weighted-average exercise price of $162.07 per stock option and a weighted-average fair value of $43.56 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.84%; expected dividend yield of 0.92%; expected stock price volatility of 28.63%; and expected term of 4.2 years. In general, stock options granted prior to 2023 vest after three years of continuous service, while stock options granted in 2023 are subject to graded vesting over three years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2023, the company granted 262,508 RSUs, with a weighted-average grant date fair value of $162.08 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs granted prior to 2023 vest after three years of continuous service from the grant date while RSUs granted in 2023 are subject to graded vesting over three years. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2023, the company granted 99,626 PSUs with a weighted-average grant date fair value of $238.24 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 31.8% and 40.9%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2021, our Board of Directors authorized a $3.5 billion share repurchase program. As of March 31, 2023, there was $2.3 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	(Losses)/Gains	Loss
Balance, December 31, 2022	$90	$41	$(944)	$(4)	$(817)
Other comprehensive (loss)/income, net of tax	(2)	(6)	(7)	4	(11)
Balance, March 31, 2023	$88	$35	$(951)	$—	$(828)

Balance, December 31, 2021	$4	$5	$(756)	$(17)	$(764)
Other comprehensive income, net of tax	26	12	21	1	60
Balance, March 31, 2022	$30	$17	$(735)	$(16)	$(704)

16 |

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	March 31,
	2023	2022
Numerator
Net income before allocation to noncontrolling interests	$551	$594
Less: Net loss attributable to noncontrolling interests	(1)	(1)
Net income attributable to Zoetis Inc.	$552	$595
Denominator
Weighted-average common shares outstanding	463.5	472.2
Common stock equivalents: stock options, RSUs, PSUs and DSUs	1.1	1.9
Weighted-average common and potential dilutive shares outstanding	464.6	474.1

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.19	$1.26
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.19	$1.26
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three months ended March 31, 2023 and 2022.
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

17 |

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
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. On May 24, 2022, the General Court resumed all proceedings involved with the Excess Profit Rulings cases, including Zoetis. On June 23, 2022, as requested by the General Court, the company provided observations in relations to (i) the impact of the Court of Justice’s decision that the Belgium excess profit ruling system is considered an aid scheme and (ii) the impact of recent case laws by the General Court with regards to the existence of a selective advantage. On December 16, 2022, the company submitted observations on the conclusions drawn from the November 8, 2022 Fiat Chrysler Finance Europe and Ireland v Commission judgement, as requested by the General Court. A hearing by the General Court took place on February 15, 2023 and we are now awaiting a decision on our plea. The company has not reflected any potential benefits in its condensed consolidated financial statements as of March 31, 2023 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2023, recorded amounts for the estimated fair value of these indemnifications were not material.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, other pharmaceutical products, dermatology, anti-infectives, medicated feed additives and animal health diagnostics, for both companion animal and livestock customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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

18 |

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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
U.S.
Revenue	$1,005	$1,020
Cost of sales	203	185
Gross profit	802	835
Gross margin	79.8%	81.9%
Operating expenses	188	165
Other (income)/deductions-net	—	—
U.S. Earnings	614	670	$19	$13

International
Revenue(b)	978	948
Cost of sales	291	265
Gross profit	687	683
Gross margin	70.2%	72.0%
Operating expenses	151	145
Other (income)/deductions-net	1	—
International Earnings	535	538	21	18

Total operating segments	1,149	1,208	40	31

Other business activities	(114)	(98)	8	7
Reconciling Items:
Corporate	(208)	(259)	32	35
Purchase accounting adjustments	(42)	(40)	39	40
Acquisition-related costs	(1)	(2)	—	—
Certain significant items(c)	(22)	—	—	—
Other unallocated	(65)	(82)	1	1
Total Earnings(d)	$697	$727	$120	$114
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $204 million and $203 million for the three months ended March 31, 2023 and 2022, respectively.
(c)    For the three months ended March 31, 2023, primarily consisted of employee termination costs related to organizational structure refinements.
For the three months ended March 31, 2022, primarily consisted of product transfer costs offset by other items.
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
A summary of our 2023 performance compared with the comparable 2022 period follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational(a)
Revenue	$2,000	$1,986	1	(3)	4
Net income attributable to Zoetis	552	595	(7)	—	(7)
Adjusted net income(a)	607	625	(3)	—	(3)
(a)    Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2022 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2022 Annual Report on Form 10-K.
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: the continuing decline in global macroeconomic conditions, global supply chain disruption, Russia’s invasion of Ukraine, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, inflation, competitive dynamics, disease outbreaks, the impact of the COVID-19 pandemic, product and geographic mix, timing of price increases and timing of investment decisions.
Global Supply Chain Disruption
We are seeing improvements and recovery in supply for certain products as compared to the prior year. However, we continue to have supply chain challenges for other products and component parts, as well as competition for manufacturing inputs. Our global manufacturing team remains committed to addressing specific issues with ongoing supply chain optimizations, controlled launches for new products in additional markets and customer coordination.
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

20 |

Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2023, approximately 45% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2023, approximately 55% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 3% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Revenue	$2,000	$1,986	1
Costs and expenses:
Cost of sales	588	569	3
% of revenue	29.4%	28.7%
Selling, general and administrative expenses	505	465	9
% of revenue	25%	23%
Research and development expenses	142	122	16
% of revenue	7%	6%
Amortization of intangible assets	37	41	(10)
Restructuring charges and certain acquisition-related costs	21	2	*
Interest expense, net of capitalized interest	63	53	19
Other (income)/deductions—net	(53)	7	*
Income before provision for taxes on income	697	727	(4)
% of revenue	35%	37%
Provision for taxes on income	146	133	10
Effective tax rate	20.9%	18.3%
Net income before allocation to noncontrolling interests	551	594	(7)
Less: Net loss attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Zoetis Inc.	$552	$595	(7)
% of revenue	28%	30%
*Calculation not meaningful
Revenue
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Total revenue increased by $14 million, or 1%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022, an increase of $79 million, or 4%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 5%;
•volume growth from new products of approximately 1%,
partially offset by:
•volume decrease from key dermatology products of approximately 1%; and
•volume decrease from other in-line products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 3%.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Cost of sales	$588	$569	3
% of revenue	29.4%	28.7%
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Cost of sales as a percentage of revenue was 29.4% in the three months ended March 31, 2023, compared with 28.7% in the three months ended March 31, 2022. The increase was primarily as a result of:
•unfavorable manufacturing and other costs;
•unfavorable product mix; and
•inventory obsolescence, scrap and other charges,
partially offset by:
•favorable foreign exchange; and

22 |

•price increases.

Selling, general and administrative expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Selling, general and administrative expenses	$505	$465	9
% of revenue	25%	23%
Three months ended March 31, 2023 vs. three months ended March 31, 2022
SG&A expenses increased by $40 million, or 9%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022, primarily as a result of:
•certain compensation-related costs primarily due to timing of new hires in 2022;
•higher travel and entertainment expenses; and
•higher freight and logistics costs;
partially offset by:
•favorable foreign exchange; and
•lower bad debt reserves for accounts receivable.

Research and development expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Research and development expenses	$142	$122	16
% of revenue	7%	6%
Three months ended March 31, 2023 vs. three months ended March 31, 2022
R&D expenses increased by $20 million, or 16%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•higher other operating costs; and
•increased spending driven by project investments,
partially offset by:
•favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Amortization of intangible assets	$37	$41	(10)
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Amortization of intangible assets decreased in the three months ended March 31, 2023 versus the comparable prior year period primarily due to asset impairments taken in 2022 and assets that became fully amortized during 2022, partially offset by intangible assets acquired during 2022.

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Restructuring charges and certain acquisition-related costs	$21	$2	*
* Calculation not meaningful
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Restructuring charges and certain acquisition-related costs were $21 million and $2 million in the three months ended March 31, 2023 and 2022, respectively. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2023 primarily consisted of employee termination costs related to organizational structure refinements. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2022 primarily consisted of integration costs related to recent acquisitions.

23 |

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Interest expense, net of capitalized interest	$63	$53	19
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Interest expense, net of capitalized interest, increased by $10 million, or 19%, in the three months ended March 31, 2023 versus the comparable prior year period. The increase was primarily as a result of higher interest rates on the $1.35 billion aggregate principal amount of our 2022 senior notes issued in November 2022 as compared to the 2013 senior notes redeemed in February 2023, upon maturity, as well as a higher debt balance during a portion of the current period. This increase was partially offset by higher gains on foreign exchange derivative instruments as compared to the prior year period.

Other (income)/deductions—net
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Other (income)/deductions—net	$(53)	$7	*
*Calculation not meaningful
Three months ended March 31, 2023 vs. three months ended March 31, 2022
The change in Other (income)/deductions—net in the three months ended March 31, 2023 versus the comparable prior year period was primarily as a result of royalty-related income that was predominantly associated with a settlement for underpayment of royalties in prior periods and higher interest income in the current period due to higher interest rates on cash balances denominated in the U.S. dollar.

Provision for taxes on income
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
Provision for taxes on income	$146	$133	10
Effective tax rate	20.9%	18.3%
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Our effective tax rate was 20.9% for the three months ended March 31, 2023, compared with 18.3% for the three months ended March 31, 2022. The higher effective tax rate for the three months ended March 31, 2023 was attributable to lower net discrete tax benefits for the three months ended March 31, 2023 and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income for the three months ended March 31, 2023. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.

24 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Companion animal	$721	$774	(7)	—	(7)
Livestock	284	246	15	—	15
	1,005	1,020	(1)	—	(1)
International
Companion animal	504	489	3	(7)	10
Livestock	474	459	3	(7)	10
	978	948	3	(7)	10
Total
Companion animal	1,225	1,263	(3)	(3)	—
Livestock	758	705	8	(4)	12
Contract manufacturing & human health	17	18	(6)	(2)	(4)
	$2,000	$1,986	1	(3)	4
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Revenue	$1,005	$1,020	(1)	—	(1)
Cost of Sales	203	185	10	—	10
Gross Profit	802	835	(4)	—	(4)
Gross Margin	79.8%	81.9%
Operating Expenses	188	165	14	—	14
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	614	670	(8)	—	(8)

International
Revenue	978	948	3	(7)	10
Cost of Sales	291	265	10	(10)	20
Gross Profit	687	683	1	(5)	6
Gross Margin	70.2%	72.0%
Operating Expenses	151	145	4	(7)	11
Other (income)/deductions-net	1	—	*	*	*
International Earnings	535	538	(1)	(5)	4

Total operating segments	1,149	1,208	(5)	(2)	(3)

Other business activities	(114)	(98)	16
Reconciling Items:
Corporate	(208)	(259)	(20)
Purchase accounting adjustments	(42)	(40)	5
Acquisition-related costs	(1)	(2)	(50)
Certain significant items	(22)	—	*
Other unallocated	(65)	(82)	(21)
Total Earnings	$697	$727	(4)
* Calculation not meaningful

25 |

Three months ended March 31, 2023 vs. three months ended March 31, 2022
U.S. operating segment
U.S. segment revenue decreased by $15 million, or 1%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022, reflecting a decrease of $53 million in companion animal products, partially offset by an increase of $38 million in livestock products.
•Companion animal revenue in the quarter was impacted by distributor de-stocking across the portfolio, as well as purchases in the fourth quarter of 2022 ahead of expected price increases and based on promotional activities. Revenue declined due to small animal parasiticides, anti-infectives and key dermatology, partially offset by our mAb product, Solensia.
•Livestock revenue grew due to cattle and poultry, partially offset by a decline in swine. Sales of cattle products grew due to improved supply of key products and higher distributor inventory levels. Sales of products in our poultry portfolio grew due to increases in vaccines and biodevices. Sales of swine products declined due to decreased disease prevalence.
U.S. segment earnings decreased by $56 million, or 8%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022, primarily due to higher operating expenses and cost of sales, as well as lower revenue.
International operating segment
International segment revenue increased by $30 million, or 3%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022. Operational revenue increased by $95 million, or 10%, driven by growth of $49 million in companion animal products and growth of $46 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the recent launches of our mAb products, Librela and Solensia, as well as growth in the Simparica franchise.
•Livestock operational revenue growth was due to increased sales of cattle, sheep, poultry and fish products. Sales of cattle products grew due to price and favorable market conditions in key and emerging markets. Sales of sheep products grew as a result of favorable market conditions in Australia and the acquisition of Jurox. Sales of poultry products grew due to market growth, demand generation efforts and price in key poultry markets. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, primarily Norway.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $65 million, or 7%, primarily driven by the euro, Argentinian peso, Chinese renminbi, British pound and Japanese yen.
International segment earnings decreased by $3 million, or 1%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022. Operational earnings growth was $24 million, or 4%, primarily due to revenue, partially offset by higher cost of sales and operating expenses.
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
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Other business activities net loss increased by $16 million in the three months ended March 31, 2023, compared with the three months ended March 31, 2022, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation, an increase in operating costs and an increase in project investments, as well as lower earnings in our human health business, partially offset by favorable foreign exchange.
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
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Corporate expenses decreased by $51 million, or 20%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022, primarily associated with a settlement for underpayment of royalties in prior periods, favorable interest income and favorable foreign exchange, partially offset by higher interest expense, increases in professional services and investments in information technology.
Other unallocated expenses decreased by $17 million, or 21%, in the three months ended March 31, 2023, compared with the three months ended March 31, 2022, primarily due to favorable foreign exchange and lower freight charges, partially offset by inventory obsolescence and scrap.
See Notes to Condensed Consolidated Financial Statements—Note 16. Segment Information for further information.

26 |

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

27 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2023	2022	Change
GAAP reported net income attributable to Zoetis	$552	$595	(7)
Purchase accounting adjustments—net of tax	34	30	13
Acquisition-related costs—net of tax	1	1	—
Certain significant items—net of tax	20	(1)	*
Non-GAAP adjusted net income(a)	$607	$625	(3)
*Calculation not meaningful
(a)    The effective tax rate on adjusted pretax income was 20.5% and 18.9% for the three months ended March 31, 2023 and 2022, respectively.
The higher effective tax rate for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was attributable to lower net discrete tax benefits for the three months ended March 31, 2023 and less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income for the three months ended March 31, 2023. Jurisdictional mix of earning can vary depending on repatriation decision, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,		%
	2023	2022	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.19	$1.26	(6)
Purchase accounting adjustments—net of tax	0.07	0.06	17
Acquisition-related costs—net of tax	—	—	*
Certain significant items—net of tax	0.05	—	*
Non-GAAP adjusted EPS—diluted	$1.31	$1.32	(1)
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Interest expense, net of capitalized interest	$63	$53
Interest income	33	2
Income taxes	156	145
Depreciation	72	61
Amortization	9	13

28 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Purchase accounting adjustments:
Amortization and depreciation	$39	$40
Cost of sales	3	—
Total purchase accounting adjustments—pre-tax	42	40
Income taxes(a)	8	10
Total purchase accounting adjustments—net of tax	34	30
Acquisition-related costs:
Integration costs	1	2
Total acquisition-related costs—pre-tax	1	2
Income taxes(a)	—	1
Total acquisition-related costs—net of tax	1	1
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	20	2
Other	2	(2)
Total certain significant items—pre-tax	22	—
Income taxes(a)	2	1
Total certain significant items—net of tax	20	(1)
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$55	$30
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes tax benefits related to a deferred adjustment as a result of a change in tax basis for the three months ended March 31, 2022.
(b)    For the three months ended March 31, 2023, primarily consisted of employee termination costs related to organizational structure refinements.
For the three months ended March 31, 2022, primarily consisted of product transfer costs.

29 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2023	2022
Cost of sales:
Purchase accounting adjustments	$4	$1
Other	—	3
Total Cost of sales	4	4

Selling, general & administrative expenses:
Purchase accounting adjustments	7	7
Total Selling, general & administrative expenses	7	7

Amortization of intangible assets:
Purchase accounting adjustments	31	32
Total Amortization of intangible assets	31	32

Restructuring charges and certain acquisition-related costs:
Integration costs	1	2
Employee termination costs	20	—
Total Restructuring charges and certain acquisition-related costs	21	2

Other (income)/deductions—net:
Other	2	(3)
Total Other (income)/deductions—net	2	(3)

Provision for taxes on income	10	12

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$55	$30

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
Analysis of the condensed consolidated balance sheets
March 31, 2023 vs. December 31, 2022
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Inventories increased primarily as a result of the increase in demand and build-up of certain products, as well as lower sales than anticipated for certain products.
Other current assets increased primarily due to the reclassification of certain assets from long-term to short-term, as well as the timing of tax benefits recognized, partially offset by the mark-to-market adjustment of derivative instruments.
Property, plant and equipment increased primarily as a result of capital spending, partially offset by depreciation expense .
Accrued compensation and related items decreased due to the payments of 2022 annual incentive bonuses, savings plan contributions to eligible employees and payments for sales incentive bonuses, as well as the timing of the bi-weekly payroll, partially offset by the accrual of 2023 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
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

30 |

Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,		$
(MILLIONS OF DOLLARS)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$549	$309	$240
Investing activities	(216)	(118)	(98)
Financing activities	(1,802)	(545)	(1,257)
Effect of exchange-rate changes on cash and cash equivalents	(3)	4	(7)
Net decrease in cash and cash equivalents	$(1,472)	$(350)	$(1,122)
Operating activities
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Net cash provided by operating activities was $549 million for the three months ended March 31, 2023, and $309 million for the three months ended March 31, 2022. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and higher net income as adjusted by non-cash items, partially offset by the inventory build-up of certain products for increased demand and to mitigate potential supply constraints.
Investing activities
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Our net cash used in investing activities was $216 million for the three months ended March 31, 2023, compared with net cash used in investing activities of $118 million for the three months ended March 31, 2022. The net cash used in investing activities for the three months ended March 31, 2023 and 2022 was primarily due to capital expenditures.
Financing activities
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Our net cash used in financing activities was $1,802 million for the three months ended March 31, 2023, compared with net cash used in financing activities of $545 million for the three months ended March 31, 2022. The net cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to the repayment of the $1.35 billion aggregate principal amount of our 2013 senior notes due 2023 in February 2023, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for the three months ended March 31, 2022 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
Cash and cash equivalents	$2,109	$3,581
Accounts receivable, net(a)	1,186	1,215
Short-term borrowings	3	2
Current portion of long-term debt	—	1,350
Long-term debt	6,559	6,552
Working capital	4,354	4,339
Ratio of current assets to current liabilities	3.27:1	2.37:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the three months ended March 31, 2023 compared with December 31, 2022, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.

31 |

Credit facility and other lines of credit
In December 2022, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2027. The credit facility replaced the company's existing revolving credit facility dated as of December 2016. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of March 31, 2023 and December 31, 2022. There were no amounts drawn under the credit facility as of March 31, 2023 or December 31, 2022.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2023, we had access to $51 million of lines of credit which expire at various times and are generally renewed annually. There were $3 million of borrowings outstanding related to these facilities as of March 31, 2023 and $2 million of borrowings outstanding related to these facilities as of December 31, 2022.
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
Our senior notes are governed by an indenture and supplemental indentures (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale lease-back transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the senior notes may be declared immediately due and payable.
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

32 |

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
Share repurchase program
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of March 31, 2023, there was $2.3 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2023, 1.7 million shares were repurchased for $283 million, which excludes a $2 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2023 and December 31, 2022, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
There were no accounting standards that were recently issued but not adopted as of March 31, 2023 that the Company expects to have a material impact on its condensed consolidated financial statements.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, the impact of the COVID-19 pandemic, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

33 |

•unanticipated safety, quality or efficacy concerns or issues about our products,
•the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;
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
•governmental laws and regulations affecting our interactions with veterinary healthcare providers; and
•the other factors set forth under "Risk Factors" in Item 1A. of Part I of our 2022 Annual Report on Form 10-K.
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
For a complete discussion of our exposure to interest rate and foreign exchange risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the information discussed therein.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2023, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our Operating Environment" and "Forward-Looking Statements and Factors That May Affect Future Results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. There have been no material changes from the risk factors disclosed in our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of March 31, 2023 there was $2.3 billion remaining under this program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
March 31, 2023:

	Issuer Purchases of Equity Securities(b)
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2023	358,928	$160.29	358,212	$2,529,622,653
February 1 - February 28, 2023	653,804	$164.83	575,956	$2,434,189,959
March 1 - March 31, 2023	795,412	$165.08	787,494	$2,303,728,782
	1,808,144	$164.04	1,721,662	$2,303,728,782
(a)     The company repurchased 86,482 shares during the three-month period ended March 31, 2023 that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)    Amounts exclude the impact of excise tax on net share repurchases.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None
Item 6.    Exhibits

Exhibit 10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of February 8, 2023*
Exhibit 10.2	Form of Cash Restricted Stock Unit Award Agreement, effective as of February 8, 2023*
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contracts or compensatory plans or arrangements

36 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 4, 2023	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

May 4, 2023	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

37 |