Form 10-Q
period 2023-06-30
Zoetis Inc.
filed 2023-08-08
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2023, there were 460,316,905 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2023	2022	2023	2022
Revenue	$2,180	$2,052	$4,180	$4,038
Costs and expenses:
Cost of sales	607	625	1,195	1,194
Selling, general and administrative expenses	556	529	1,061	994
Research and development expenses	146	135	288	257
Amortization of intangible assets	37	37	74	78
Restructuring charges and certain acquisition-related costs	8	1	29	3
Interest expense, net of capitalized interest	58	53	121	106
Other (income)/deductions—net	(104)	2	(157)	9
Income before provision for taxes on income	872	670	1,569	1,397
Provision for taxes on income	202	141	348	274
Net income before allocation to noncontrolling interests	670	529	1,221	1,123
Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	(1)
Net income attributable to Zoetis Inc.	$671	$529	$1,223	$1,124
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.45	$1.13	$2.64	$2.39
Diluted	$1.45	$1.12	$2.64	$2.38
Weighted-average common shares outstanding:
Basic	461.9	470.0	462.7	471.1
Diluted	462.9	471.5	463.8	472.8
Dividends declared per common share	$0.375	$0.325	$0.750	$0.650

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Net income before allocation to noncontrolling interests	$670	$529	$1,221	$1,123
Other comprehensive (loss)/income, net of tax(a):
Unrealized (losses)/gains on derivatives for cash flow hedges, net of tax of $0 and $7 for the three months ended June 30, 2023 and 2022, respectively, and $(1) and $14 for the six months ended June 30, 2023 and 2022, respectively	(1)	22	(3)	48
Unrealized (losses)/gains on derivatives for net investment hedges, net of tax of $(2) and $9 for the three months ended June 30, 2023 and 2022, respectively, and $(4) and $13 for the six months ended June 30, 2023 and 2022, respectively	(7)	33	(13)	45
Foreign currency translation adjustments	(59)	(73)	(66)	(52)
Benefit plans: Actuarial gains, net of tax of $0 for the three months ended June 30, 2023 and 2022, and $1 and $0 for the six months ended June 30, 2023 and 2022, respectively	—	—	4	1
Total other comprehensive (loss)/income, net of tax	(67)	(18)	(78)	42
Comprehensive income before allocation to noncontrolling interests	603	511	1,143	1,165
Less: Comprehensive loss attributable to noncontrolling interests	(1)	—	(2)	(1)
Comprehensive income attributable to Zoetis Inc.	$604	$511	$1,145	$1,166
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,717	$3,581
Accounts receivable, less allowance for doubtful accounts of $20 in 2023 and $19 in 2022	1,322	1,215
Inventories	2,701	2,345
Other current assets	443	365
Total current assets	6,183	7,506
Property, plant and equipment, less accumulated depreciation of $2,447 in 2023 and $2,297 in 2022	3,011	2,753
Operating lease right of use assets	224	220
Goodwill	2,714	2,746
Identifiable intangible assets, less accumulated amortization	1,252	1,380
Noncurrent deferred tax assets	192	173
Other noncurrent assets	173	147
Total assets	$13,749	$14,925

Liabilities and Equity
Short-term borrowings	$2	$2
Current portion of long-term debt	—	1,350
Accounts payable	464	405
Dividends payable	173	174
Accrued expenses	689	682
Accrued compensation and related items	247	300
Income taxes payable	87	157
Other current liabilities	107	97
Total current liabilities	1,769	3,167
Long-term debt, net of discount and issuance costs	6,555	6,552
Noncurrent deferred tax liabilities	121	142
Operating lease liabilities	188	186
Other taxes payable	278	258
Other noncurrent liabilities	217	217
Total liabilities	9,128	10,522
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 460,750,652 and 463,808,059 shares outstanding at June 30, 2023, and December 31, 2022, respectively	5	5
Treasury stock, at cost, 41,140,591 and 38,083,184 shares of common stock at June 30, 2023 and December 31, 2022, respectively	(5,126)	(4,539)
Additional paid-in capital	1,098	1,088
Retained earnings	9,543	8,668
Accumulated other comprehensive loss	(895)	(817)
Total Zoetis Inc. equity	4,625	4,405
Noncontrolling interests	(4)	(2)
Total equity	4,621	4,403
Total liabilities and equity	$13,749	$14,925
(a)    As of June 30, 2023 and December 31, 2022, includes $3 million and $4 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended June 30, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2023	501.9	$5	39.4	$(4,807)	$1,079	$9,045	$(828)	$(3)	$4,491
Net income/(loss)	—	—	—	—	—	671	—	(1)	670
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Share-based compensation awards (a)	—	—	(0.1)	8	19	(1)	—	—	26
Treasury stock acquired (b)	—	—	1.9	(327)	—	—	—	—	(327)
Dividends declared	—	—	—	—	—	(172)	—	—	(172)
Balance, June 30, 2023	501.9	$5	41.2	$(5,126)	$1,098	$9,543	$(895)	$(4)	$4,621

Three months ended June 30, 2022
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2022	501.9	$5	30.7	$(3,317)	$1,046	$7,628	$(704)	$—	$4,658
Net income	—	—	—	—	—	529	—	—	529
Other comprehensive loss	—	—	—	—	—	—	(18)	—	(18)
Share-based compensation awards (a)	—	—	—	2	13	—	—	—	15
Treasury stock acquired (b)	—	—	2.6	(451)	—	—	—	—	(451)
Dividends declared	—	—	—	—	—	(153)	—	—	(153)
Balance, June 30, 2022	501.9	$5	33.3	$(3,766)	$1,059	$8,004	$(722)	$—	$4,580
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
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program. For the three months ended June 30, 2023, includes excise tax accrued on net share repurchases. For additional information, see Note 13. Stockholders' Equity.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Six months ended June 30, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—	—	—	1,223	—	(2)	1,221
Other comprehensive loss	—	—	—	—	—	—	(78)	—	(78)
Share-based compensation awards (a)	—	—	(0.5)	25	10	(2)	—	—	33
Treasury stock acquired (b)	—	—	3.6	(612)	—	—	—	—	(612)
Dividends declared	—	—	—	—	—	(346)	—	—	(346)
Balance, June 30, 2023	501.9	$5	41.2	$(5,126)	$1,098	$9,543	$(895)	$(4)	$4,621

Six months ended June 30, 2022
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—	—	—	1,124	—	(1)	1,123
Other comprehensive income	—	—	—	—	—	—	42	—	42
Share-based compensation awards (a)	—	—	(0.5)	(2)	(10)	—	—	—	(12)
Treasury stock acquired (b)	—	—	4.5	(812)	—	—	—	—	(812)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—	—	1	—	—	—	1
Dividends declared	—	—	—	—	—	(306)	—	—	(306)
Balance, June 30, 2022	501.9	$5	33.3	$(3,766)	$1,059	$8,004	$(722)	$—	$4,580

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
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program. For the six months ended June 30, 2023, includes excise tax accrued on net share repurchases. For additional information, see Note 13. Stockholders' Equity.
(c)    Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans.

See notes to condensed consolidated financial statements.
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(MILLIONS OF DOLLARS)	2023	2022
Operating Activities
Net income before allocation to noncontrolling interests	$1,221	$1,123
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	241	231
Share-based compensation expense	26	31
Asset write-offs and asset impairments	13	2
Gain on sale of business, excluding transaction costs	(118)	—
Provision for losses on inventory	47	31
Deferred taxes	(26)	(76)
Employee benefit plan contribution from Pfizer Inc.	—	1
Other non-cash adjustments	(6)	13
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(116)	(182)
Inventories	(424)	(312)
Other assets	(82)	(34)
Accounts payable	65	(6)
Other liabilities	(59)	(206)
Other tax accounts, net	(50)	29
Net cash provided by operating activities	732	645
Investing Activities
Capital expenditures	(389)	(261)
Acquisitions	(7)	(93)
Purchase of investments	(2)	(7)
Proceeds on derivative instrument activity, net	3	40
Proceeds from sale of business, net of cash sold	93	—
Net proceeds from sale of assets	3	—
Other investing activities	3	—
Net cash used in investing activities	(296)	(321)
Financing Activities
Increase in short-term borrowings, net	—	2
Principal payments on long-term debt	(1,350)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares	8	(38)
Purchases of treasury stock	(607)	(812)
Cash dividends paid	(347)	(307)
Net cash used in financing activities	(2,296)	(1,155)
Effect of exchange-rate changes on cash and cash equivalents	(4)	(2)
Net decrease in cash and cash equivalents	(1,864)	(833)
Cash and cash equivalents at beginning of period	3,581	3,485
Cash and cash equivalents at end of period	$1,717	$2,652

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$458	$316
Interest, net of capitalized interest	158	121
Amounts included in the measurement of lease liabilities	28	25
Non-cash transactions:
Capital expenditures	3	5
Excise tax accrued on net share repurchases, not paid	5	—
Lease obligations obtained in exchange for right-of-use assets	33	41
Dividends declared, not paid	173	153
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 31, 2023 and May 31, 2022.
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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
United States	$1,165	$1,091	$2,170	$2,111
Australia	82	80	164	145
Brazil	91	86	175	163
Canada	70	67	120	116
Chile	39	34	78	75
China	84	96	186	199
France	34	31	68	63
Germany	53	46	98	89
Italy	35	32	61	62
Japan	47	41	86	100
Mexico	38	33	77	68
Spain	31	35	64	68
United Kingdom	63	51	131	115
Other developed markets	125	118	247	233
Other emerging markets	203	193	418	395
	2,160	2,034	4,143	4,002
Contract manufacturing & human health	20	18	37	36
Total Revenue	$2,180	$2,052	$4,180	$4,038

8 |

Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
U.S.
Companion animal	$959	$895	$1,680	$1,669
Livestock	206	196	490	442
	1,165	1,091	2,170	2,111
International
Companion animal	530	471	1,034	960
Livestock	465	472	939	931
	995	943	1,973	1,891
Total
Companion animal	1,489	1,366	2,714	2,629
Livestock	671	668	1,429	1,373
Contract manufacturing & human health	20	18	37	36
Total Revenue	$2,180	$2,052	$4,180	$4,038
Revenue by species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Companion Animal:
Dogs and Cats	$1,424	$1,303	$2,577	$2,502
Horses	65	63	137	127
	1,489	1,366	2,714	2,629
Livestock:
Cattle	329	328	728	692
Swine	133	144	275	298
Poultry	131	121	270	245
Fish	52	47	101	91
Sheep and other	26	28	55	47
	671	668	1,429	1,373
Contract manufacturing & human health	20	18	37	36
Total Revenue	$2,180	$2,052	$4,180	$4,038
Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Parasiticides	$568	$536	$1,000	$995
Vaccines	430	446	859	851
Dermatology	359	319	651	630
Other pharmaceuticals	315	265	609	519
Anti-infectives	244	233	532	518
Animal health diagnostics	96	87	189	185
Medicated feed additives	84	85	171	183
Other non-pharmaceuticals	64	63	132	121
	2,160	2,034	4,143	4,002
Contract manufacturing & human health	20	18	37	36
Total Revenue	$2,180	$2,052	$4,180	$4,038

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2022 and 2021, and subsequently recognized as revenue during the first six months of 2023 and 2022 were $3 million and $2 million, respectively. Contract liabilities as of June 30, 2023 and December 31, 2022 were $15 million and $14 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2023 is not material.

9 |

5. Acquisitions and Divestitures
A. Acquisitions
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
During 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. On September 30, 2022, after satisfying all customary closing conditions, including clearance from the Australian Competition and Consumer Commission, we completed the acquisition of Jurox. We acquired 100% of the outstanding shares for an aggregate cash purchase price of $226 million, which was adjusted to $240 million for cash and working capital and other adjustments as of the closing date. Net cash consideration transferred to the seller was $215 million during 2022 and $5 million for the six months ended June 30, 2023. The transaction was accounted for as a business combination, with the assets acquired and liabilities assumed measured at their respective acquisition date fair values. The table below presents the preliminary fair values allocated to the assets and liabilities of Jurox as of the acquisition date:

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
B. Divestitures
During the second quarter of 2023, we received net cash proceeds of $93 million ($99 million sales proceeds, net of cash sold of $6 million) for the sale of a majority interest in our pet insurance business, Pumpkin Insurance Services. For the three months ended June 30, 2023, we recorded a net pre-tax gain of $101 million within Other (income)/deductions—net, which includes $24 million related to the remeasurement of our retained noncontrolling investment to fair value.
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

10 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$1	$2	$3
Transaction costs(b)	2	—	2	—
Restructuring charges(c):
Employee termination costs	5	—	25	—
Total Restructuring charges and certain acquisition-related costs	$8	$1	$29	$3
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
(c)    The restructuring charges for the three and six months ended June 30, 2023 primarily consisted of employee termination costs related to organizational structure refinements.

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2022(a)	$15
Provision	25
Utilization and other(b)	(7)
Balance, June 30, 2023(a)	$33
(a)     At June 30, 2023 and December 31, 2022, included in Accrued expenses ($24 million and $5 million, respectively) and Other noncurrent liabilities ($9 million and $10 million, respectively).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Royalty-related income(a)	$(1)	$(1)	$(35)	$(2)
Interest income	(23)	(5)	(56)	(7)
Identifiable intangible asset impairment charges(b)	10	—	11	—
Net gain on sale of business(c)	(101)	—	(101)	—
Foreign currency loss(d)	13	14	22	25
Other, net	(2)	(6)	2	(7)
Other (income)/deductions—net	$(104)	$2	$(157)	$9
(a)     For the six months ended June 30, 2023, predominantly associated with a settlement for underpayment of royalties in prior periods.
(b)     Primarily represents asset impairment charges related to our precision animal health business.
(c)    Relates to the gain on sale of a majority interest in our pet insurance business. For additional information, see Note 5. Acquisitions and Divestitures.
(d)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 23.2% and 21.0% for the three months ended June 30, 2023 and 2022, respectively, and 22.2% and 19.6% for the six months ended June 30, 2023 and 2022, respectively. The higher effective tax rates for the three and six months ended June 30, 2023, compared with the three and six months ended June 30, 2022, were attributable to a higher net discrete tax expense mainly related to changes to prior years' tax positions and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
In 2022, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2023 and 2024. A portion of this benefit was recognized during the three and six months ended June 30, 2023.

11 |

B. Deferred Taxes
As of June 30, 2023, the total net deferred income tax asset of $71 million is included in Noncurrent deferred tax assets ($192 million) and Noncurrent deferred tax liabilities ($121 million).
As of December 31, 2022, the total net deferred income tax asset of $31 million is included in Noncurrent deferred tax assets ($173 million) and Noncurrent deferred tax liabilities ($142 million).
C. Tax Contingencies
As of June 30, 2023, the net tax liabilities associated with uncertain tax positions of $217 million (exclusive of interest and penalties related to uncertain tax positions of $27 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($216 million).
As of December 31, 2022, the net tax liabilities associated with uncertain tax positions of $194 million (exclusive of interest and penalties related to uncertain tax positions of $19 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($192 million).
The increase in net tax liabilities associated with uncertain tax positions, as well as the increase in interest and penalties, is mainly attributable to a net discrete tax expense related to changes in prior years' uncertain tax positions recognized in the three and six months ended June 30, 2023.
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
We were in compliance with all financial covenants as of June 30, 2023 and December 31, 2022. There were no amounts drawn under the credit facility as of June 30, 2023 or December 31, 2022.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2023, we had access to $52 million of lines of credit which expire at various times and are generally renewed annually. There was $2 million of borrowings outstanding related to these facilities as of June 30, 2023 and December 31, 2022.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2023 and December 31, 2022, there was no commercial paper outstanding under this program.
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

12 |

circumstances, required to make an offer to repurchase all of the outstanding senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
3.250% 2013 senior notes due 2023	$—	$1,350
4.500% 2015 senior notes due 2025	750	750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	8,000
Unamortized debt discount / debt issuance costs	(63)	(66)
Less current portion of long-term debt	—	1,350
Cumulative fair value adjustment for interest rate swap contracts	(32)	(32)
Long-term debt, net of discount and issuance costs	$6,555	$6,552
The fair value of our long-term debt was $6,153 million and $6,108 million as of June 30, 2023 and December 31, 2022, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of June 30, 2023, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2023	2024	2025	2026	2027	2027	Total
Maturities	$—	$—	$1,350	$—	$750	$4,550	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $58 million and $121 million for the three and six months ended June 30, 2023, respectively, and $53 million and $106 million for the three and six months ended June 30, 2022, respectively. Capitalized interest expense was $6 million and $12 million for the three and six months ended June 30, 2023, respectively, and $6 million and $11 million for the three and six months ended June 30, 2022, respectively.
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
•For foreign exchange derivative instruments that are designated as hedging instruments against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. These instruments include cross-currency interest rate swaps and foreign currency forward-exchange contracts. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense, net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statements of Cash Flows. These contracts have varying maturities of

13 |

up to two years.
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
•As of June 30, 2023, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of June 30, 2023, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% senior notes due 2030. The amounts recorded during the three and six months ended June 30, 2023 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
During the first quarter of 2023, we executed amendments to certain of our interest rate swap contracts, which changed the floating rate index from LIBOR to SOFR. These amendments did not have a material impact on our condensed consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	June 30,	December 31,
(MILLIONS)	2023	2022
Derivatives not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	$1,970	$1,753

Derivatives Designated as Hedging Instruments
Foreign exchange derivative instruments (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$100	$50

Fixed-to-floating interest rate swap contracts	$250	$250

14 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2023	2022
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$18	$22
Foreign currency forward-exchange contracts	Other current liabilities	(23)	(21)
Total derivatives not designated as hedging instruments		$(5)	$1

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$11	$10
Foreign exchange derivative instruments	Other current assets	5	21
Foreign exchange derivative instruments	Other noncurrent assets	14	19
Foreign exchange derivative instruments	Other current liabilities	(25)	(9)
Foreign exchange derivative instruments	Other noncurrent liabilities	—	(4)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(32)	(32)
Total derivatives designated as hedging instruments		(27)	5
Total derivatives		$(32)	$6
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At June 30, 2023, there was $2 million of collateral received and $37 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2022, there was $8 million of collateral received and $21 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Foreign currency forward-exchange contracts	$(20)	$(20)	$(36)	$(26)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Forward-starting interest rate swap contracts	$1	$21	$—	$47
Foreign exchange derivative instruments	$(7)	$33	$(13)	$45
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Foreign exchange derivative instruments	$5	$4	$10	$7
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.

15 |

10. Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
Finished goods	$1,129	$1,090
Work-in-process	1,074	825
Raw materials and supplies	498	430
Inventories	$2,701	$2,345
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2022	$1,485	$1,261	$2,746
Transfers/Adjustments(a)	27	(28)	(1)
Other(b)	(2)	(29)	(31)
Balance, June 30, 2023	$1,510	$1,204	$2,714
(a) Primarily related to asset transfers from international markets to the U.S.
(b) Includes adjustments for foreign currency translation and the sale of a majority interest in our pet insurance business within our U.S. segment.
The gross goodwill balance was $3,250 million and $3,282 million as of June 30, 2023 and December 31, 2022, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of June 30, 2023 and December 31, 2022.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2023			As of December 31, 2022
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,936	$(1,027)	$909	$1,918	$(975)	$943
Brands and tradenames	391	(242)	149	395	(237)	158
Other	331	(244)	87	337	(233)	104
Total finite-lived intangible assets	2,658	(1,513)	1,145	2,650	(1,445)	1,205
Indefinite-lived intangible assets:
Brands and tradenames	91	—	91	91	—	91
In-process research and development	9	—	9	77	—	77
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	107	—	107	175	—	175
Identifiable intangible assets	$2,765	$(1,513)	$1,252	$2,825	$(1,445)	$1,380
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $48 million and $95 million for the three and six months ended June 30, 2023, respectively, and $47 million and $99 million for the three and six months ended June 30, 2022, respectively.
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

16 |

The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Stock options / stock appreciation rights	$2	$3	$3	$5
RSUs / DSUs	10	8	17	17
PSUs	5	4	6	9
Share-based compensation expense—total(a)	$17	$15	$26	$31
(a) For the three and six months ended June 30, 2023 and 2022, we capitalized less than $1 million of share-based compensation expense to inventory.
During the six months ended June 30, 2023, the company granted 271,150 stock options with a weighted-average exercise price of $162.12 per stock option and a weighted-average fair value of $43.56 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.84%; expected dividend yield of 0.92%; expected stock price volatility of 28.63%; and expected term of 4.2 years. In general, stock options granted prior to 2023 vest after three years of continuous service, while stock options granted in 2023 are subject to graded vesting over three years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2023, the company granted 267,535 RSUs, with a weighted-average grant date fair value of $162.18 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs granted prior to 2023 vest after three years of continuous service from the grant date while RSUs granted in 2023 are subject to graded vesting over three years. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2023, the company granted 99,626 PSUs with a weighted-average grant date fair value of $238.24 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 31.8% and 40.9%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2021, our Board of Directors authorized a $3.5 billion share repurchase program. As of June 30, 2023, there was $2.0 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	(Losses)/Gains	Loss
Balance, December 31, 2022	$90	$41	$(944)	$(4)	$(817)
Other comprehensive (loss)/income, net of tax	(3)	(13)	(66)	4	(78)
Balance, June 30, 2023	$87	$28	$(1,010)	$—	$(895)

Balance, December 31, 2021	$4	$5	$(756)	$(17)	$(764)
Other comprehensive income/(loss), net of tax	48	45	(52)	1	42
Balance, June 30, 2022	$52	$50	$(808)	$(16)	$(722)

17 |

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net income before allocation to noncontrolling interests	$670	$529	$1,221	$1,123
Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	(1)
Net income attributable to Zoetis Inc.	$671	$529	$1,223	$1,124
Denominator
Weighted-average common shares outstanding	461.9	470.0	462.7	471.1
Common stock equivalents: stock options, RSUs, PSUs and DSUs	1.0	1.5	1.1	1.7
Weighted-average common and potential dilutive shares outstanding	462.9	471.5	463.8	472.8

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.45	$1.13	$2.64	$2.39
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.45	$1.12	$2.64	$2.38
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three and six months ended June 30, 2023 and 2022.
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

18 |

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
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its "excess profit" tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. On May 24, 2022, the General Court resumed all proceedings involved with the Excess Profit Rulings cases, including Zoetis. On June 23, 2022, as requested by the General Court, the company provided observations in relations to (i) the impact of the Court of Justice’s decision that the Belgium excess profit ruling system is considered an aid scheme and (ii) the impact of recent case laws by the General Court with regards to the existence of a selective advantage. On December 16, 2022, the company submitted observations on the conclusions drawn from the November 8, 2022 Fiat Chrysler Finance Europe and Ireland v Commission judgement, as requested by the General Court. A hearing by the General Court took place on February 15, 2023 and we are now awaiting a decision on our plea. The company has not reflected any potential benefits in its condensed consolidated financial statements as of June 30, 2023 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2023, recorded amounts for the estimated fair value of these indemnifications were not material.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, other pharmaceutical products, anti-infectives, animal health diagnostics and medicated feed additives, for both companion animal and livestock customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
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

19 |

•    Corporate, includes enabling functions such as information technology, facilities, legal, finance, human resources, business development, certain diagnostic costs and communications, among others. These costs also include certain compensation costs, certain procurement costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.
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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
U.S.
Revenue	$1,165	$1,091
Cost of sales	214	198
Gross profit	951	893
Gross margin	81.6%	81.9%
Operating expenses	212	207
Other (income)/deductions-net	—	(7)
U.S. Earnings	739	693	$20	$15

International
Revenue(b)	995	943
Cost of sales	315	288
Gross profit	680	655
Gross margin	68.3%	69.5%
Operating expenses	166	161
Other (income)/deductions-net	(1)	(2)
International Earnings	515	496	22	23

Total operating segments	1,254	1,189	42	38

Other business activities	(116)	(111)	7	7
Reconciling Items:
Corporate	(256)	(267)	30	31
Purchase accounting adjustments	(43)	(40)	40	40
Acquisition-related costs	(4)	(1)	—	—
Certain significant items(c)	90	(4)	—	—
Other unallocated	(53)	(96)	2	1
Total Earnings(d)	$872	$670	$121	$117
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $217 million and $204 million for the three months ended June 30, 2023 and 2022, respectively.
(c)    For the three months ended June 30, 2023, primarily consisted of a gain on the sale of a majority interest in our pet insurance business, partially offset by certain asset impairment charges related to our precision animal health business and employee termination costs related to organizational structure refinements.
For the three months ended June 30, 2022, primarily represents inventory charges related to the consolidation of manufacturing sites in China.
(d)    Defined as income before provision for taxes on income.

20 |

	Earnings		Depreciation and Amortization(a)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
U.S.
Revenue	$2,170	$2,111
Cost of sales	417	383
Gross profit	1,753	1,728
Gross margin	80.8%	81.9%
Operating expenses	400	372
Other (income)/deductions-net	—	(7)
U.S. Earnings	1,353	1,363	$39	$28

International
Revenue(b)	1,973	1,891
Cost of sales	606	553
Gross profit	1,367	1,338
Gross margin	69.3%	70.8%
Operating expenses	317	306
Other (income)/deductions-net	—	(2)
International Earnings	1,050	1,034	43	41

Total operating segments	2,403	2,397	82	69

Other business activities	(230)	(209)	15	14
Reconciling Items:
Corporate	(464)	(526)	62	66
Purchase accounting adjustments	(85)	(80)	79	80
Acquisition-related costs	(5)	(3)	—	—
Certain significant items(c)	68	(4)	—	—
Other unallocated	(118)	(178)	3	2
Total Earnings(d)	$1,569	$1,397	$241	$231
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $421 million and $407 million for the six months ended June 30, 2023 and 2022, respectively.
(c)    For the six months ended June 30, 2023, primarily consisted of a gain on the sale of a majority interest in our pet insurance business, partially offset by employee termination costs related to organizational structure refinements and certain asset impairment charges related to our precision animal health business.
For the six months ended June 30, 2022, primarily represents inventory charges related to the consolidation of manufacturing sites in China and product transfer costs, partially offset by other items.
(d)    Defined as income before provision for taxes on income.
17. Subsequent Events
On August 3, 2023, we acquired 100% of the issued share capital of PetMedix Ltd (PetMedix), a privately held research and development stage animal health biopharmaceutical company based in the United Kingdom, which develops antibody-based therapeutics for companion animals. The purchase price includes upfront cash consideration of approximately $111 million, excluding $19 million of cash acquired, $5 million in cash withheld for customary post-closing adjustments, and contingent consideration up to $100 million based on the achievement of certain milestones. There are additional contingent payments to be made to the seller upon receipt of payments from a third party related to a preexisting collaboration arrangement between PetMedix and the third party. The initial accounting for this acquisition is incomplete, pending valuation of contingent consideration, and identification and measurement of the assets acquired and liabilities assumed.

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
A summary of our 2023 performance compared with the comparable 2022 period follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational(a)
Revenue	$2,180	$2,052	6	(3)	9
Net income attributable to Zoetis	671	529	27	5	22
Adjusted net income(a)	652	567	15	3	12

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational(a)
Revenue	$4,180	$4,038	4	(2)	6
Net income attributable to Zoetis	1,223	1,124	9	3	6
Adjusted net income(a)	1,259	1,192	6	2	4
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
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: the decline in global macroeconomic conditions, inflation, global supply chain disruption, Russia’s invasion of Ukraine, geopolitical tensions with and economic uncertainty in China, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, competitive dynamics, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
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

22 |

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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2023, approximately 44% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2023, approximately 56% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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

23 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Revenue	$2,180	$2,052	6	$4,180	$4,038	4
Costs and expenses:
Cost of sales	607	625	(3)	1,195	1,194	—
% of revenue	27.8%	30.5%		28.6%	29.6%
Selling, general and administrative expenses	556	529	5	1,061	994	7
% of revenue	26%	26%		25%	25%
Research and development expenses	146	135	8	288	257	12
% of revenue	7%	7%		7%	6%
Amortization of intangible assets	37	37	—	74	78	(5)
Restructuring charges and certain acquisition-related costs	8	1	*	29	3	*
Interest expense, net of capitalized interest	58	53	9	121	106	14
Other (income)/deductions—net	(104)	2	*	(157)	9	*
Income before provision for taxes on income	872	670	30	1,569	1,397	12
% of revenue	40%	33%		38%	35%
Provision for taxes on income	202	141	43	348	274	27
Effective tax rate	23.2%	21.0%		22.2%	19.6%
Net income before allocation to noncontrolling interests	670	529	27	1,221	1,123	9
Less: Net loss attributable to noncontrolling interests	(1)	—	*	(2)	(1)	*
Net income attributable to Zoetis Inc.	$671	$529	27	$1,223	$1,124	9
% of revenue	31%	26%		29%	28%
*Calculation not meaningful
Revenue
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Total revenue increased by $128 million, or 6%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022, an increase of $176 million, or 9%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 4%;
•volume growth from other in-line products of approximately 2%;
•volume growth from new products of approximately 2%; and
•volume growth from key dermatology products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 3%.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Total revenue increased by $142 million, or 4%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022, an increase of $255 million, or 6%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 4%;
•volume growth from new products of approximately 1%; and
•volume growth from other in-line products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 2%.

24 |

Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Cost of sales	$607	$625	(3)	$1,195	$1,194	—
% of revenue	27.8%	30.5%		28.6%	29.6%
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Cost of sales as a percentage of revenue was 27.8% in the three months ended June 30, 2023, compared with 30.5% in the three months ended June 30, 2022. The decrease was primarily as a result of:
•favorable foreign exchange;
•price increases;
•favorable product mix; and
•lower freight costs,
partially offset by:
•unfavorable manufacturing and other costs; and
•inventory obsolescence, scrap and other charges.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Cost of sales as a percentage of revenue was 28.6% in the six months ended June 30, 2023, compared with 29.6% in the six months ended June 30, 2022. The decrease was primarily as a result of:
•favorable foreign exchange;
•price increases; and
•lower freight costs,
partially offset by:
•unfavorable manufacturing and other costs;
•inventory obsolescence, scrap and other charges; and
•unfavorable product mix.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Selling, general and administrative expenses	$556	$529	5	$1,061	$994	7
% of revenue	26%	26%		25%	25%
Three months ended June 30, 2023 vs. three months ended June 30, 2022
SG&A expenses increased by $27 million, or 5%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022, primarily as a result of:
•certain compensation-related costs primarily due to timing of new hires in 2022;
•higher freight and logistics costs; and
•higher bad debt reserves for accounts receivable,
partially offset by:
•favorable foreign exchange.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
SG&A expenses increased by $67 million, or 7%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022, primarily as a result of:
•certain compensation-related costs primarily due to timing of new hires in 2022;
•higher freight and logistics costs; and
•higher travel and entertainment expenses,
partially offset by:
•favorable foreign exchange; and
•lower bad debt reserves for accounts receivable.

25 |

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Research and development expenses	$146	$135	8	$288	$257	12
% of revenue	7%	7%		7%	6%
Three months ended June 30, 2023 vs. three months ended June 30, 2022
R&D expenses increased by $11 million, or 8%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022, primarily as a result of:
•an increase in certain compensation-related costs to support innovation; and
•higher other operating costs,
partially offset by:
•timing of spend in project investments; and
•favorable foreign exchange.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
R&D expenses increased by $31 million, or 12%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022, primarily as a result of:
•an increase in certain compensation-related costs to support innovation; and
•higher other operating costs,
partially offset by:
•favorable foreign exchange.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Amortization of intangible assets	$37	$37	—	$74	$78	(5)
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Amortization of intangible assets was $37 million in the three months ended June 30, 2023 and 2022. An increase in amortization due to intangible assets acquired during 2022 was offset by the effect of asset impairments taken in 2022 and assets that became fully amortized during 2022.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Amortization of intangible assets decreased in the six months ended June 30, 2023 versus the comparable prior year period primarily due to asset impairments taken in 2022 and assets that became fully amortized during 2022, partially offset by intangible assets acquired during 2022.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Restructuring charges and certain acquisition-related costs	$8	$1	*	$29	$3	*
* Calculation not meaningful
Restructuring charges and certain acquisition-related costs were $8 million and $29 million in the three and six months ended June 30, 2023, respectively, and primarily consisted of employee termination costs related to organizational structure refinements and costs related to the acquisition of Jurox. Restructuring charges and certain acquisition-related costs were $1 million and $3 million in the three and six months ended June 30, 2022, respectively, and primarily consisted of integration costs related to recent acquisitions.

26 |

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Interest expense, net of capitalized interest	$58	$53	9	$121	$106	14
Interest expense, net of capitalized interest, increased in the three and six months ended June 30, 2023 versus the comparable prior year periods. The increases were primarily as a result of higher interest rates on the $1.35 billion aggregate principal amount of our 2022 senior notes issued in November 2022 as compared to the 2013 senior notes redeemed in February 2023, upon maturity. The six months ended June 30, 2023 also included a higher debt balance during a portion of the current period. These increases were partially offset by higher gains on foreign exchange derivative instruments as compared to the prior year periods.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Other (income)/deductions—net	$(104)	$2	*	$(157)	$9	*
*Calculation not meaningful
Three months ended June 30, 2023 vs. three months ended June 30, 2022
The change in Other (income)/deductions—net in the three months ended June 30, 2023 versus the comparable prior year period was primarily as a result of a gain on the sale of a majority interest in our pet insurance business and higher interest income in the current period due to higher interest rates on cash balances denominated in the U.S. dollar, partially offset by certain asset impairment charges related to our precision animal health business.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
The change in Other (income)/deductions—net in the six months ended June 30, 2023 versus the comparable prior year period was primarily as a result of a gain on the sale of a majority interest in our pet insurance business, higher interest income in the current period due to higher interest rates on cash balances denominated in the U.S. dollar and royalty-related income that was predominantly associated with a settlement for underpayment of royalties in prior periods, partially offset by certain asset impairment charges related to our precision animal health business.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Provision for taxes on income	$202	$141	43	$348	$274	27
Effective tax rate	23.2%	21.0%		22.2%	19.6%
Our effective tax rate was 23.2% and 21.0% for the three months ended June 30, 2023 and 2022, respectively, and 22.2% and 19.6% for the six months ended June 30, 2023 and 2022, respectively. The higher effective tax rates for the three and six months ended June 30, 2023, compared with the three and six months ended June 30, 2022, were attributable to a higher net discrete tax expense mainly related to changes to prior years' tax positions and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.

27 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Companion animal	$959	$895	7	—	7
Livestock	206	196	5	—	5
	1,165	1,091	7	—	7
International
Companion animal	530	471	13	(4)	17
Livestock	465	472	(1)	(5)	4
	995	943	6	(5)	11
Total
Companion animal	1,489	1,366	9	(2)	11
Livestock	671	668	—	(4)	4
Contract manufacturing & human health	20	18	11	(1)	12
	$2,180	$2,052	6	(3)	9

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Companion animal	$1,680	$1,669	1	—	1
Livestock	490	442	11	—	11
	2,170	2,111	3	—	3
International
Companion animal	1,034	960	8	(5)	13
Livestock	939	931	1	(6)	7
	1,973	1,891	4	(6)	10
Total
Companion animal	2,714	2,629	3	(2)	5
Livestock	1,429	1,373	4	(4)	8
Contract manufacturing & human health	37	36	3	(1)	4
	$4,180	$4,038	4	(2)	6

28 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Revenue	$1,165	$1,091	7	—	7
Cost of Sales	214	198	8	—	8
Gross Profit	951	893	6	—	6
Gross Margin	81.6%	81.9%
Operating Expenses	212	207	2	—	2
Other (income)/deductions-net	—	(7)	*	*	*
U.S. Earnings	739	693	7	—	7

International
Revenue	995	943	6	(5)	11
Cost of Sales	315	288	9	(11)	20
Gross Profit	680	655	4	(2)	6
Gross Margin	68.3%	69.5%
Operating Expenses	166	161	3	(8)	11
Other (income)/deductions-net	(1)	(2)	(50)	49	(99)
International Earnings	515	496	4	(1)	5

Total operating segments	1,254	1,189	5	(1)	6

Other business activities	(116)	(111)	5
Reconciling Items:
Corporate	(256)	(267)	(4)
Purchase accounting adjustments	(43)	(40)	8
Acquisition-related costs	(4)	(1)	*
Certain significant items	90	(4)	*
Other unallocated	(53)	(96)	(45)
Total Earnings	$872	$670	30

29 |

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Revenue	$2,170	$2,111	3	—	3
Cost of Sales	417	383	9	—	9
Gross Profit	1,753	1,728	1	—	1
Gross Margin	80.8%	81.9%
Operating Expenses	400	372	8	—	8
Other (income)/deductions-net	—	(7)	*	*	*
U.S. Earnings	1,353	1,363	(1)	—	(1)

International
Revenue	1,973	1,891	4	(6)	10
Cost of Sales	606	553	10	(10)	20
Gross Profit	1,367	1,338	2	(4)	6
Gross Margin	69.3%	70.8%
Operating Expenses	317	306	4	(7)	11
Other (income)/deductions-net	—	(2)	*	*	*
International Earnings	1,050	1,034	2	(3)	5

Total operating segments	2,403	2,397	—	(2)	2

Other business activities	(230)	(209)	10
Reconciling Items:
Corporate	(464)	(526)	(12)
Purchase accounting adjustments	(85)	(80)	6
Acquisition-related costs	(5)	(3)	67
Certain significant items	68	(4)	*
Other unallocated	(118)	(178)	(34)
Total Earnings	$1,569	$1,397	12
* Calculation not meaningful
Three months ended June 30, 2023 vs. three months ended June 30, 2022
U.S. operating segment
U.S. segment revenue increased by $74 million, or 7%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022, reflecting an increase of $64 million in companion animal products and $10 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of our key dermatology portfolio, small animal vaccines, our monoclonal antibody (mAb) product for osteoarthritis (OA) pain, Solensia, and small animal diagnostics.
•Livestock revenue grew due to cattle and poultry, partially offset by a decline in swine. Sales of cattle products grew mainly due to increased sales of Draxxin resulting from a favorable comparable quarter versus the prior year. Sales of products in our poultry portfolio grew primarily due to increases in vaccines and medicated feed additives. Sales of swine products declined due to decreased disease prevalence.
U.S. segment earnings increased by $46 million, or 7%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
International operating segment
International segment revenue increased by $52 million, or 6%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022. Operational revenue increased by $100 million, or 11%, driven by growth of $80 million in companion animal products and $20 million in livestock products.
•Companion animal operational revenue growth was driven primarily by growth in small animal parasiticides, the recent launches of our mAb products for OA pain, Librela and Solensia, as well as key dermatology, partially offset by lower sales of vaccine products.
•Livestock operational revenue growth was due to increased sales of poultry, fish and cattle products, partially offset by a decline in swine. Sales of poultry products grew due to market growth, demand generation efforts and price in key poultry markets. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, primarily Norway and Chile. Sales of cattle products grew due to price and supply recovery, partially offset by unfavorable market conditions in key and emerging markets. Sales of swine products declined due to supply constraints.

30 |

•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $48 million, or 5%, primarily driven by the Argentinian peso, Australian dollar, Chinese renminbi, Canadian dollar and Turkish lira.
International segment earnings increased by $19 million, or 4%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022. Operational earnings growth was $23 million, or 5%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
U.S. operating segment
U.S. segment revenue increased by $59 million, or 3%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022, reflecting an increase of $11 million in companion animal products and $48 million in livestock products.
•Companion animal revenue increased due to our mAb product for OA pain, Solensia, small animal vaccines, key dermatology and small animal diagnostics, partially offset by lower sales of small animal parasiticides and anti-infection products. Strong growth in the second quarter was primarily offset by the first quarter impacts of distributor de-stocking across the portfolio, as well as purchases in the fourth quarter of 2022 ahead of expected price increases and promotional activities.
•Livestock revenue grew due to cattle and poultry, partially offset by a decline in swine. Sales of cattle products grew due to improved supply of key products and higher volume of anti-infective products. Sales of products in our poultry portfolio grew due to increases in vaccines, medicated feed additives and biodevices. Sales of swine products declined due to decreased disease prevalence.
U.S. segment earnings decreased by $10 million, or 1%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022, primarily due to higher cost of sales and operating expenses, partially offset by higher revenue, which was tempered by the first quarter impacts detailed above.
International operating segment
International segment revenue increased by $82 million, or 4%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022. Operational revenue increased by $195 million, or 10%, driven by growth of $129 million in companion animal products and $66 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the recent launches of our mAb products for OA pain, Librela and Solensia, as well as growth in small animal parasiticides and key dermatology, partially offset by lower sales of vaccine products.
•Livestock operational revenue growth was due to increased sales of poultry, cattle, fish and sheep products, partially offset by a decline in swine. Sales of poultry products grew due to market growth, demand generation efforts and price in key poultry markets. Sales of cattle products grew due to price and improved supply of key products. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, primarily Norway and Chile. Sales of sheep products grew as a result of the acquisition of Jurox. Sales of swine products declined due to supply constraints.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $113 million, or 6%, primarily driven by the Argentinian peso, Chinese renminbi, euro, Australian dollar and British pound.
International segment earnings increased by $16 million, or 2%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022. Operational earnings growth was $47 million, or 5%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
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
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Other business activities net loss increased by $5 million in the three months ended June 30, 2023, compared with the three months ended June 30, 2022, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation and an increase in operating costs, as well as lower earnings in our human health business, partially offset by timing of spend in project investments and favorable foreign exchange.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Other business activities net loss increased by $21 million in the six months ended June 30, 2023, compared with the six months ended June 30, 2022, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation and an increase in operating costs, as well as lower earnings in our human health business, partially offset by favorable foreign exchange.
Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:
•Corporate, which includes certain costs associated with information technology, facilities, legal, finance, human resources, business development, certain diagnostic costs and communications, among others. These costs also include certain compensation costs, certain procurement costs, and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;
•Certain transactions and events such as Purchase accounting adjustments, Acquisition-related activities and Certain significant items, which are defined below; and

31 |

•Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Corporate expenses decreased by $11 million, or 4%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022, primarily due to favorable foreign exchange and higher interest income, partially offset by higher compensation-related costs, higher interest expense, increases in professional services and investments in information technology.
Other unallocated expenses decreased by $43 million, or 45%, in the three months ended June 30, 2023, compared with the three months ended June 30, 2022, primarily due to lower manufacturing costs and freight charges, partially offset by unfavorable foreign exchange.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Corporate expenses decreased by $62 million, or 12%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022, primarily associated with higher interest income, favorable foreign exchange and a settlement for underpayment of royalties in prior periods, partially offset by higher compensation-related costs, higher interest expense, increases in professional services and investments in information technology.
Other unallocated expenses decreased by $60 million, or 34%, in the six months ended June 30, 2023, compared with the six months ended June 30, 2022, primarily due to lower manufacturing costs and freight charges, as well as favorable foreign exchange, partially offset by inventory obsolescence and scrap.
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

32 |

diagnostic business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the U.S. Food and Drug Administration and/or other regulatory authorities.
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain asset impairment charges; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
GAAP reported net income attributable to Zoetis	$671	$529	27	$1,223	$1,124	9
Purchase accounting adjustments—net of tax	34	31	10	68	61	11
Acquisition-related costs—net of tax	3	1	*	4	2	*
Certain significant items—net of tax	(56)	6	*	(36)	5	*
Non-GAAP adjusted net income(a)	$652	$567	15	$1,259	$1,192	6
*Calculation not meaningful
(a)    The effective tax rate on adjusted pretax income was 21.5% and 20.7% for the three months ended June 30, 2023 and 2022, respectively, and 21.0% and 19.7% for the six months ended June 30, 2023 and 2022, respectively.
The higher effective tax rates for the three and six months ended June 30, 2023, compared with the three and six months ended June 30, 2022, were attributable to a higher net discrete tax expense mainly related to changes to prior years' tax positions and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earning can vary depending on repatriation decision, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.45	$1.12	29	$2.64	$2.38	11
Purchase accounting adjustments—net of tax	0.07	0.07	—	0.14	0.13	8
Acquisition-related costs—net of tax	0.01	—	*	0.01	—	*
Certain significant items—net of tax	(0.12)	0.01	*	(0.08)	0.01	*
Non-GAAP adjusted EPS—diluted	$1.41	$1.20	18	$2.71	$2.52	8
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Interest expense, net of capitalized interest	$58	$53	$121	$106
Interest income	21	5	54	7
Income taxes	178	148	334	293
Depreciation	72	68	144	129
Amortization	9	9	18	22

33 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Purchase accounting adjustments:
Amortization and depreciation	$40	$40	$79	$80
Cost of sales	3	—	6	—
Total purchase accounting adjustments—pre-tax	43	40	85	80
Income taxes(a)	9	9	17	19
Total purchase accounting adjustments—net of tax	34	31	68	61
Acquisition-related costs:
Transaction costs	2	—	2	—
Integration costs	1	1	2	3
Restructuring costs	1	—	1	—
Total acquisition-related costs—pre-tax	4	1	5	3
Income taxes(a)	1	—	1	1
Total acquisition-related costs—net of tax	3	1	4	2
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	4	1	24	3
Certain asset impairment charges(c)	10	4	10	4
Net gain on sale of business(d)	(101)	—	(101)	—
Other	(3)	(1)	(1)	(3)
Total certain significant items—pre-tax	(90)	4	(68)	4
Income taxes(a)	(34)	(2)	(32)	(1)
Total certain significant items—net of tax	(56)	6	(36)	5
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$(19)	$38	$36	$68
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction's applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes:
•For the six months ended June 30, 2022, tax benefits related to a deferred adjustment as a result of a change in tax basis.
Income taxes in Certain significant items also includes:
•For the three and six months ended June 30, 2023, tax expense related to changes to prior years' tax positions with regard to the one-time mandatory deemed repatriation tax under the Tax Cuts and Jobs Act.
•For the three and six months ended June 30, 2022, changes in valuation allowances.
(b)    For the three and six months ended June 30, 2023, primarily consisted of employee termination costs related to organizational structure refinements.
For the three and six months ended June 30, 2022, primarily consisted of product transfer costs.
(c)    For the three and six months ended June 30, 2023, represents certain asset impairment charges related to our precision animal health business.
For the three and six months ended June 30, 2022, primarily represents certain asset impairment charges related to the consolidation of manufacturing sites in China.
(d)    Represents a net gain on the sale of a majority interest in our pet insurance business.

34 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Cost of sales:
Purchase accounting adjustments	$5	$1	$9	$2
Inventory write-offs	—	4	—	4
Other	—	—	—	3
Total Cost of sales	5	5	9	9

Selling, general & administrative expenses:
Purchase accounting adjustments	7	7	14	14
Total Selling, general & administrative expenses	7	7	14	14

Amortization of intangible assets:
Purchase accounting adjustments	31	32	62	64
Total Amortization of intangible assets	31	32	62	64

Restructuring charges and certain acquisition-related costs:
Transaction costs	2	—	2	—
Integration costs	1	1	2	3
Employee termination costs	5	—	25	—
Total Restructuring charges and certain acquisition-related costs	8	1	29	3

Other (income)/deductions—net:
Net gain on sale of business	(101)	—	(101)	—
Asset impairment charges	10	—	10	—
Other	(3)	—	(1)	(3)
Total Other (income)/deductions—net	(94)	—	(92)	(3)

Provision for taxes on income	(24)	7	(14)	19

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$(19)	$38	$36	$68

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
Analysis of the condensed consolidated balance sheets
June 30, 2023 vs. December 31, 2022
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased primarily as a result of higher net sales in the period.
Inventories increased primarily as a result of the increase in demand and build-up of certain products, as well as lower sales than anticipated for certain products.
Other current assets increased primarily due to higher value-added tax receivables for our international markets, the timing of tax benefits recognized and an increase in collateral posted related to derivative contracts, partially offset by the mark-to-market adjustment of derivative instruments.
Property, plant and equipment increased primarily as a result of capital spending, partially offset by depreciation expense.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense, the impact of foreign exchange and the impairment of certain intangible assets. See Notes to Consolidated Financial Statements - Note 11. Goodwill and Other Intangible Assets.
Other noncurrent assets increased primarily due to the retained noncontrolling investment following the sale of a majority interest in our pet insurance business. See Notes to Consolidated Financial Statements - Note 5. Acquisitions and Divestitures.
Accounts payable increased as a result of the timing of vendor and value-added tax payments.

35 |

Accrued compensation and related items decreased due to the payments of 2022 annual incentive bonuses, savings plan contributions to eligible employees and payments for sales incentive bonuses, partially offset by the accrual of 2023 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
Other current liabilities increased primarily due to the mark-to-market adjustment of derivative instruments, partially offset by a decrease in collateral received related to derivative contracts.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments and the tax impact of various acquisitions.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders' Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,		$
(MILLIONS OF DOLLARS)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$732	$645	$87
Investing activities	(296)	(321)	25
Financing activities	(2,296)	(1,155)	(1,141)
Effect of exchange-rate changes on cash and cash equivalents	(4)	(2)	(2)
Net decrease in cash and cash equivalents	$(1,864)	$(833)	$(1,031)
Operating activities
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Net cash provided by operating activities was $732 million for the six months ended June 30, 2023, compared with $645 million for the six months ended June 30, 2022. The increase in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and higher net income as adjusted by non-cash items, partially offset by the inventory build-up of certain products for increased demand and to mitigate potential supply constraints.
Investing activities
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Our net cash used in investing activities was $296 million for the six months ended June 30, 2023, compared with net cash used in investing activities of $321 million for the six months ended June 30, 2022. The net cash used in investing activities for the six months ended June 30, 2023 was primarily due to capital expenditures, partially offset by net proceeds on the sale of a majority interest in our pet insurance business. The net cash used in investing activities for the six months ended June 30, 2022 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds from derivative instrument activity.
Financing activities
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Our net cash used in financing activities was $2,296 million for the six months ended June 30, 2023, compared with net cash used in financing activities of $1,155 million for the six months ended June 30, 2022. The net cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to the repayment of the $1.35 billion aggregate principal amount of our 2013 senior notes due 2023 in February 2023, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for the six months ended June 30, 2022 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
Analysis of financial condition, liquidity and capital resources
While we believe our cash and cash equivalents on hand, our operating cash flows and our existing financing arrangements will be sufficient to support our cash needs for the next twelve months and beyond, this may be subject to the environment in which we operate. Risks to our meeting future funding requirements are described in Global economic conditions below.

36 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
Cash and cash equivalents	$1,717	$3,581
Accounts receivable, net(a)	1,322	1,215
Short-term borrowings	2	2
Current portion of long-term debt	—	1,350
Long-term debt	6,555	6,552
Working capital	4,414	4,339
Ratio of current assets to current liabilities	3.50:1	2.37:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the six months ended June 30, 2023 compared with December 31, 2022, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of June 30, 2023 and December 31, 2022. There were no amounts drawn under the credit facility as of June 30, 2023 or December 31, 2022.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2023, we had access to $52 million of lines of credit which expire at various times and are generally renewed annually. There was $2 million of borrowings outstanding related to these facilities as of June 30, 2023 and December 31, 2022.
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
Global economic conditions
Global financial markets may be impacted by macroeconomic, business and financial volatility. Challenging economic conditions in recent years have not had, nor do we anticipate that it will have, a significant impact on our liquidity. Due to our operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As markets change, we will continue to monitor our liquidity position. There can be no assurance that a challenging economic environment or an economic downturn will not impact our liquidity or our ability to obtain future financing.
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

37 |

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
Share repurchase program
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of June 30, 2023, there was $2.0 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first six months of 2023, 3.6 million shares were repurchased for $607 million, which excludes a $5 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2023 and December 31, 2022, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
There were no accounting standards that were recently issued but not adopted as of June 30, 2023 that the Company expects to have a material impact on its condensed consolidated financial statements.
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
•unanticipated safety, quality or efficacy concerns or issues about our products,

38 |

•the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;
•the decline in global economic conditions, including Russia's invasion of Ukraine, and inflation;
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2023, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of June 30, 2023 there was $2.0 billion remaining under this program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
June 30, 2023:

	Issuer Purchases of Equity Securities(b)
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2023	409,412	$171.81	407,184	$2,233,752,162
May 1 - May 31, 2023	760,200	$176.77	759,092	$2,099,559,198
June 1 - June 30, 2023	714,550	$166.32	713,942	$1,980,500,683
	1,884,162	$171.73	1,880,218	$1,980,500,683
(a)     The company repurchased 3,944 shares during the three-month period ended June 30, 2023 that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)    Amounts exclude the impact of excise tax on net share repurchases.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
Roxanne Lagano, Executive Vice President, Chief Human Resources Officer and Global Operations, adopted a pre-arranged trading plan on June 1, 2023, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Ms. Lagano’s plan provides for the sale of up to 10,807 shares of Zoetis common stock between September 1, 2023 and May 20, 2024.
Heidi Chen, Executive Vice President, General Counsel and Corporate Secretary; Business Lead of Human Health Diagnostics, adopted a pre-arranged trading plan on June 15, 2023, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Ms. Chen’s plan provides for the sale of up to 9,905 shares of Zoetis common stock between September 15, 2023 and September 15, 2025.

41 |

Item 6.    Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Zoetis Inc. (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 19, 2023 (File No. 001-35797))
Exhibit 3.2	Amended and Restated By-laws of Zoetis Inc. (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 19, 2023 (File No. 001-35797))
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

42 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 8, 2023	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

August 8, 2023	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

43 |