Form 10-Q
period 2023-09-30
Zoetis Inc.
filed 2023-11-02
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 27, 2023, there were 459,113,691 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2023	2022	2023	2022
Revenue	$2,151	$2,002	$6,331	$6,040
Costs and expenses:
Cost of sales	638	607	1,833	1,801
Selling, general and administrative expenses	525	501	1,586	1,495
Research and development expenses	152	134	440	391
Amortization of intangible assets	38	37	112	115
Restructuring charges and certain acquisition-related costs	16	6	45	9
Interest expense, net of capitalized interest	59	53	180	159
Other (income)/deductions—net	6	(3)	(151)	6
Income before provision for taxes on income	717	667	2,286	2,064
Provision for taxes on income	121	139	469	413
Net income before allocation to noncontrolling interests	596	528	1,817	1,651
Less: Net loss attributable to noncontrolling interests	—	(1)	(2)	(2)
Net income attributable to Zoetis Inc.	$596	$529	$1,819	$1,653
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.29	$1.13	$3.94	$3.52
Diluted	$1.29	$1.13	$3.93	$3.51
Weighted-average common shares outstanding:
Basic	460.3	467.8	461.9	470.0
Diluted	461.4	469.1	463.0	471.6
Dividends declared per common share	$—	$—	$0.750	$0.650

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Net income before allocation to noncontrolling interests	$596	$528	$1,817	$1,651
Other comprehensive income/(loss), net of tax(a):
Unrealized gains on derivatives for cash flow hedges, net of tax of $1 and $9 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $23 for the nine months ended September 30, 2023 and 2022, respectively	3	30	—	78
Unrealized gains on derivatives for net investment hedges, net of tax of $5 and $11 for the three months ended September 30, 2023 and 2022, respectively, and $1 and $24 for the nine months ended September 30, 2023 and 2022, respectively	18	39	5	84
Foreign currency translation adjustments	60	(156)	(6)	(208)
Benefit plans: Actuarial gains, net of tax of $0 and $1 for the three months ended September 30, 2023 and 2022, respectively, and $1 and $1 for the nine months ended September 30, 2023 and 2022, respectively	—	—	4	1
Total other comprehensive income/(loss), net of tax	81	(87)	3	(45)
Comprehensive income before allocation to noncontrolling interests	677	441	1,820	1,606
Less: Comprehensive loss attributable to noncontrolling interests	—	(1)	(2)	(2)
Comprehensive income attributable to Zoetis Inc.	$677	$442	$1,822	$1,608
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,754	$3,581
Accounts receivable, less allowance for doubtful accounts of $18 in 2023 and $19 in 2022	1,257	1,215
Inventories	2,744	2,345
Other current assets	467	365
Total current assets	6,222	7,506
Property, plant and equipment, less accumulated depreciation of $2,529 in 2023 and $2,297 in 2022	3,092	2,753
Operating lease right of use assets	226	220
Goodwill	2,762	2,746
Identifiable intangible assets, less accumulated amortization	1,398	1,380
Noncurrent deferred tax assets	190	173
Other noncurrent assets	216	147
Total assets	$14,106	$14,925

Liabilities and Equity
Short-term borrowings	$2	$2
Current portion of long-term debt	—	1,350
Accounts payable	388	405
Dividends payable	—	174
Accrued expenses	693	682
Accrued compensation and related items	284	300
Income taxes payable	144	157
Other current liabilities	97	97
Total current liabilities	1,608	3,167
Long-term debt, net of discount and issuance costs	6,552	6,552
Noncurrent deferred tax liabilities	160	142
Operating lease liabilities	191	186
Other taxes payable	262	258
Other noncurrent liabilities	259	217
Total liabilities	9,032	10,522
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 459,524,713 and 463,808,059 shares outstanding at September 30, 2023, and December 31, 2022, respectively	5	5
Treasury stock, at cost, 42,366,530 and 38,083,184 shares of common stock at September 30, 2023 and December 31, 2022, respectively	(5,369)	(4,539)
Additional paid-in capital	1,116	1,088
Retained earnings	10,140	8,668
Accumulated other comprehensive loss	(814)	(817)
Total Zoetis Inc. equity	5,078	4,405
Noncontrolling interests	(4)	(2)
Total equity	5,074	4,403
Total liabilities and equity	$14,106	$14,925
(a)    As of September 30, 2023 and December 31, 2022, includes $3 million and $4 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended September 30, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2023	501.9	$5	41.2	$(5,126)	$1,098	$9,543	$(895)	$(4)	$4,621
Net income	—	—	—	—	—	596	—	—	596
Other comprehensive income	—	—	—	—	—	—	81	—	81
Share-based compensation awards (a)	—	—	(0.2)	9	18	1	—	—	28
Treasury stock acquired (b)	—	—	1.4	(252)	—	—	—	—	(252)
Balance, September 30, 2023	501.9	$5	42.4	$(5,369)	$1,116	$10,140	$(814)	$(4)	$5,074

Three months ended September 30, 2022
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2022	501.9	$5	33.3	$(3,766)	$1,059	$8,004	$(722)	$—	$4,580
Net income/(loss)	—	—	—	—	—	529	—	(1)	528
Other comprehensive loss	—	—	—	—	—	—	(87)	—	(87)
Share-based compensation awards (a)	—	—	(0.1)	4	13	—	—	—	17
Treasury stock acquired (b)	—	—	2.2	(377)	—	—	—	—	(377)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—	—	1	—	—	—	1
Balance, September 30, 2022	501.9	$5	35.4	$(4,139)	$1,073	$8,533	$(809)	$(1)	$4,662
Shares may not add due to rounding.
(a)    Includes the issuance of shares of Zoetis Inc. common stock and the reacquisition of shares of treasury stock associated with exercises of employee share-based awards. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information, see Note 12. Share-based Payments and Note 13. Stockholders’ Equity.
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program. For the three months ended September 30, 2023, includes excise tax accrued on net share repurchases. For additional information, see Note 13. Stockholders’ Equity.
(c)    Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.’s U.S. qualified defined benefit and U.S. retiree medical plans.
See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - Continued
(UNAUDITED)

Nine months ended September 30, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—	—	—	1,819	—	(2)	1,817
Other comprehensive income	—	—	—	—	—	—	3	—	3
Share-based compensation awards (a)	—	—	(0.7)	34	28	(1)	—	—	61
Treasury stock acquired (b)	—	—	5.0	(864)	—	—	—	—	(864)
Dividends declared	—	—	—	—	—	(346)	—	—	(346)
Balance, September 30, 2023	501.9	$5	42.4	$(5,369)	$1,116	$10,140	$(814)	$(4)	$5,074

Nine months ended September 30, 2022
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—	—	—	1,653	—	(2)	1,651
Other comprehensive loss	—	—	—	—	—	—	(45)	—	(45)
Share-based compensation awards (a)	—	—	(0.6)	2	3	—	—	—	5
Treasury stock acquired (b)	—	—	6.7	(1,189)	—	—	—	—	(1,189)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—	—	2	—	—	—	2
Dividends declared	—	—	—	—	—	(306)	—	—	(306)
Balance, September 30, 2022	501.9	$5	35.4	$(4,139)	$1,073	$8,533	$(809)	$(1)	$4,662

Shares may not add due to rounding.
(a)    Includes the issuance of shares of Zoetis Inc. common stock and the reacquisition of shares of treasury stock associated with exercises of employee share-based awards. Also includes the reacquisition of shares of treasury stock associated with the vesting of employee share-based awards to satisfy tax withholding requirements. For additional information, see Note 12. Share-based Payments and Note 13. Stockholders’ Equity.
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program. For the nine months ended September 30, 2023, includes excise tax accrued on net share repurchases. For additional information, see Note 13. Stockholders’ Equity.
(c)    Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans.

See notes to condensed consolidated financial statements.
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(MILLIONS OF DOLLARS)	2023	2022
Operating Activities
Net income before allocation to noncontrolling interests	$1,817	$1,651
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	365	346
Share-based compensation expense	43	46
Asset write-offs and asset impairments	27	7
Gain on sale of business, excluding transaction costs	(118)	—
Provision for losses on inventory	82	49
Deferred taxes	(40)	(110)
Employee benefit plan contribution from Pfizer Inc.	—	2
Other non-cash adjustments	(6)	3
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(54)	(120)
Inventories	(497)	(438)
Other assets	(119)	(20)
Accounts payable	(9)	(59)
Other liabilities	(27)	(227)
Other tax accounts, net	(8)	41
Net cash provided by operating activities	1,456	1,171
Investing Activities
Capital expenditures	(534)	(415)
Acquisitions	(155)	(96)
Purchase of investments	(3)	(8)
Proceeds on derivative instrument activity, net	23	74
Proceeds from sale of business, net of cash sold	96	—
Net proceeds from sale of assets	4	—
Other investing activities	2	—
Net cash used in investing activities	(567)	(445)
Financing Activities
Increase in short-term borrowings, net	—	3
Principal payments on long-term debt	(1,350)	—
Payment of consideration related to previous acquisitions	(3)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares	18	(38)
Purchases of treasury stock	(857)	(1,189)
Cash dividends paid	(520)	(460)
Net cash used in financing activities	(2,712)	(1,684)
Effect of exchange-rate changes on cash and cash equivalents	(4)	(20)
Net decrease in cash and cash equivalents	(1,827)	(978)
Cash and cash equivalents at beginning of period	3,581	3,485
Cash and cash equivalents at end of period	$1,754	$2,507

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$586	$471
Interest, net of capitalized interest	225	209
Amounts included in the measurement of lease liabilities	42	37
Non-cash transactions:
Capital expenditures	4	5
Excise tax accrued on net share repurchases, not paid	7	—
Lease obligations obtained in exchange for right-of-use assets	74	46
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 31, 2023 and August 31, 2022.
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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
United States	$1,174	$1,090	$3,344	$3,201
Australia	84	80	248	225
Brazil	101	70	276	233
Canada	63	56	183	172
Chile	31	31	109	106
China	69	92	255	291
France	34	28	102	91
Germany	50	43	148	132
Italy	26	24	87	86
Japan	34	37	120	137
Mexico	42	33	119	101
Spain	30	29	94	97
United Kingdom	78	59	209	174
Other developed markets	127	121	374	354
Other emerging markets	187	186	605	581
	2,130	1,979	6,273	5,981
Contract manufacturing & human health	21	23	58	59
Total Revenue	$2,151	$2,002	$6,331	$6,040

8 |

Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
U.S.
Companion animal	$908	$819	$2,588	$2,488
Livestock	266	271	756	713
	1,174	1,090	3,344	3,201
International
Companion animal	506	452	1,540	1,412
Livestock	450	437	1,389	1,368
	956	889	2,929	2,780
Total
Companion animal	1,414	1,271	4,128	3,900
Livestock	716	708	2,145	2,081
Contract manufacturing & human health	21	23	58	59
Total Revenue	$2,151	$2,002	$6,331	$6,040
Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Companion Animal:
Dogs and Cats	$1,354	$1,213	$3,931	$3,715
Horses	60	58	197	185
	1,414	1,271	4,128	3,900
Livestock:
Cattle	374	371	1,102	1,063
Swine	129	129	404	427
Poultry	127	116	397	361
Fish	57	60	158	151
Sheep and other	29	32	84	79
	716	708	2,145	2,081
Contract manufacturing & human health	21	23	58	59
Total Revenue	$2,151	$2,002	$6,331	$6,040
Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Parasiticides	$465	$422	$1,465	$1,417
Vaccines	449	449	1,308	1,300
Dermatology	397	348	1,048	978
Other pharmaceuticals	313	252	922	771
Anti-infectives	264	284	796	802
Animal health diagnostics	95	83	284	268
Medicated feed additives	86	78	257	261
Other non-pharmaceuticals	61	63	193	184
	2,130	1,979	6,273	5,981
Contract manufacturing & human health	21	23	58	59
Total Revenue	$2,151	$2,002	$6,331	$6,040

B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2022 and 2021, and subsequently recognized as revenue during the first nine months of 2023 and 2022 were $4 million and $3 million, respectively. Contract liabilities as of September 30, 2023 and December 31, 2022 were $13 million and $14 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2023 is not material.

9 |

5. Acquisitions and Divestitures
A. Acquisitions
During the third quarter of 2023, we acquired 100% of the issued share capital of PetMedix Ltd. (PetMedix), a privately held research and development stage animal health biopharmaceutical company based in the United Kingdom, which develops antibody-based therapeutics for companion animals. The purchase price included upfront cash consideration of $111 million, excluding $19 million of cash acquired, $5 million in cash withheld for customary post-closing adjustments, and contingent consideration up to $100 million based on the achievement of certain milestones. There are additional contingent payments to be made to the seller upon receipt of payments from a third party related to a preexisting collaboration arrangement between PetMedix and the third party. The initial fair value assessment of the contingent consideration and additional contingent payments is not material and the transaction did not have a material impact on our condensed consolidated financial statements.
During the third quarter of 2023, we also completed the acquisition of adivo GmbH (adivo), a privately held research and development stage animal health biopharmaceutical company based in Germany. The transaction did not have a material impact on our condensed consolidated financial statements.
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
During 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. On September 30, 2022, after satisfying all customary closing conditions, including clearance from the Australian Competition and Consumer Commission, we completed the acquisition of Jurox. We acquired 100% of the outstanding shares for an aggregate cash purchase price of $226 million, which was adjusted to $240 million for cash and working capital and other adjustments as of the closing date. Net cash consideration transferred to the seller was $215 million during 2022 and $5 million for the nine months ended September 30, 2023. The transaction was accounted for as a business combination, with the assets acquired and liabilities assumed measured at their respective acquisition date fair values. The valuation was finalized during the third quarter of 2023. The table below presents the final fair values allocated to the assets and liabilities of Jurox as of the acquisition date:

(MILLIONS OF DOLLARS)	Amounts
Cash and cash equivalents	$20
Accounts receivable	8
Inventories(a)	21
Other current assets	1
Property, plant and equipment(b)	25
Identifiable intangible assets(c)	135
Other noncurrent assets	7
Accounts payable	2
Other current liabilities	12
Other noncurrent liabilities	1
Total net assets acquired	202
Goodwill(d)	38
Total consideration	$240
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
B. Divestitures
During the third quarter of 2023, we completed the divestiture of Performance Livestock Analytics, part of our precision animal health business. The transaction did not have a material impact on our condensed consolidated financial statements.
During the nine months ended September 30, 2023, we received net cash proceeds of $93 million ($99 million sales proceeds, net of cash sold of $6 million) for the sale of a majority interest in our pet insurance business, Pumpkin Insurance Services. For the nine months ended September 30, 2023, we recorded a net pre-tax gain of $101 million within Other (income)/deductions—net, which includes $24 million related to the remeasurement of our retained noncontrolling investment to fair value.

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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$1	$1	$3	$4
Transaction costs(b)	2	—	4	—
Restructuring charges(c):
Employee termination costs	8	2	33	2
Asset impairment charges	1	2	1	2
Exit costs	4	1	4	1
Total Restructuring charges and certain acquisition-related costs	$16	$6	$45	$9
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
(c)    The restructuring charges for the three and nine months ended September 30, 2023 primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
The restructuring charges for the three and nine months ended September 30, 2022, represent employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as asset impairment charges primarily related to the consolidation of manufacturing sites in China.

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2022(a)	$15
Provision	38
Non-cash activity	(1)
Utilization and other(b)	(18)
Balance, September 30, 2023(a)	$34
(a)     At September 30, 2023 and December 31, 2022, included in Accrued expenses ($25 million and $5 million, respectively) and Other noncurrent liabilities ($9 million and $10 million, respectively).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Royalty-related income(a)	$(1)	$(1)	$(36)	$(3)
Interest income	(23)	(13)	(79)	(20)
Identifiable intangible asset impairment charges(b)	6	1	17	1
Other asset impairment charges	1	—	1	—
Net gain on sale of business(c)	—	—	(101)	—
Foreign currency loss(d)	19	11	41	36
Other, net	4	(1)	6	(8)
Other (income)/deductions—net	$6	$(3)	$(151)	$6
(a)     For the nine months ended September 30, 2023, predominantly associated with a settlement for underpayment of royalties in prior periods.
(b)     For the three months ended September 30, 2023, primarily represents certain asset impairment charges related to our diagnostics business.

11 |

For the nine months ended September 30, 2023, primarily represents certain asset impairment charges related to our precision animal health and diagnostics businesses.
(c)    Primarily relates to the gain on sale of a majority interest in our pet insurance business. For additional information, see Note 5. Acquisitions and Divestitures.
(d)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 16.9% and 20.8% for the three months ended September 30, 2023 and 2022, respectively. The lower effective tax rate for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was primarily attributable to a benefit from the tax loss on the divestiture of Performance Livestock Analytics, a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs) and a higher benefit in the U.S. related to foreign-derived income, partially offset by lower net discrete tax benefits. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Our effective tax rate was 20.5% and 20.0% for the nine months ended September 30, 2023 and 2022, respectively. The higher effective tax rate for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was primarily attributable to a higher net discrete tax expense mainly related to changes to prior years’ tax positions and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income and a benefit from the tax loss on the divestiture of Performance Livestock Analytics. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
In 2022, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2023 and 2024. A portion of this benefit was recognized during the three and nine months ended September 30, 2023.
B. Deferred Taxes
As of September 30, 2023, the total net deferred income tax asset of $30 million is included in Noncurrent deferred tax assets ($190 million) and Noncurrent deferred tax liabilities ($160 million).
As of December 31, 2022, the total net deferred income tax asset of $31 million is included in Noncurrent deferred tax assets ($173 million) and Noncurrent deferred tax liabilities ($142 million).
C. Tax Contingencies
As of September 30, 2023, the net tax liabilities associated with uncertain tax positions of $202 million (exclusive of interest and penalties related to uncertain tax positions of $27 million) are included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($200 million).
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
9. Financial Instruments
A. Debt
Credit Facilities
In December 2022, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2027. The credit facility replaced the company’s existing revolving credit facility dated as of December 2016. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of September 30, 2023 and December 31, 2022. There were no amounts drawn under the credit facility as of September 30, 2023 or December 31, 2022.

12 |

We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2023, we had access to $50 million of lines of credit which expire at various times and are generally renewed annually. There was $2 million of borrowings outstanding related to these facilities as of September 30, 2023 and December 31, 2022.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2023 and December 31, 2022, there was no commercial paper outstanding under this program.
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
Our senior notes are governed by an indenture and supplemental indentures (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries’ ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Upon the occurrence of a change of control of us and a downgrade of the senior notes below an investment grade rating by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.
The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
3.250% 2013 senior notes due 2023	$—	$1,350
4.500% 2015 senior notes due 2025	750	750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	8,000
Unamortized debt discount / debt issuance costs	(62)	(66)
Less current portion of long-term debt	—	1,350
Cumulative fair value adjustment for interest rate swap contracts	(36)	(32)
Long-term debt, net of discount and issuance costs	$6,552	$6,552
The fair value of our long-term debt was $5,893 million and $6,108 million as of September 30, 2023 and December 31, 2022, respectively, and has been determined using a third-party matrix-pricing model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs).
The principal amount of long-term debt outstanding, as of September 30, 2023, matures in the following years:

						After
(MILLIONS OF DOLLARS)	2023	2024	2025	2026	2027	2027	Total
Maturities	$—	$—	$1,350	$—	$750	$4,550	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $59 million and $180 million for the three and nine months ended September 30, 2023, respectively, and $53 million and $159 million for the three and nine months ended September 30, 2022, respectively. Capitalized interest expense was $7 million and $19 million for the three and nine months ended September 30, 2023, respectively, and $5 million and $16 million for the three and nine months ended September 30, 2022, respectively.

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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the Condensed Consolidated Balance Sheets. The derivative financial instruments primarily offset exposures in the Australian dollar, British pound, Canadian dollar, Chinese yuan, euro and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive income/(loss), depending on the nature and purpose of the financial instrument, as follows:
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
•For foreign exchange derivative instruments that are designated as hedging instruments against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive income/(loss) and reclassified into earnings when the foreign investment is sold or substantially liquidated. These instruments include cross-currency interest rate swaps and foreign currency forward-exchange contracts. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense, net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statements of Cash Flows. These contracts have varying maturities of up to two years.
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
•As of September 30, 2023, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of September 30, 2023, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% senior notes due 2030. The amounts recorded during the three and nine months ended September 30, 2023 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
During the first quarter of 2023, we executed amendments to certain of our interest rate swap contracts, which changed the floating rate index from LIBOR to SOFR. These amendments did not have a material impact on our condensed consolidated financial statements.

14 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	September 30,	December 31,
(MILLIONS)	2023	2022
Derivatives not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	$1,984	$1,753

Derivatives Designated as Hedging Instruments
Foreign exchange derivative instruments (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$100	$50

Fixed-to-floating interest rate swap contracts	$250	$250
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2023	2022
Derivatives Not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	Other current assets	$12	$22
Foreign currency forward-exchange contracts	Other current liabilities	(11)	(21)
Total derivatives not designated as hedging instruments		$1	$1

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$17	$10
Foreign exchange derivative instruments	Other current assets	15	21
Foreign exchange derivative instruments	Other noncurrent assets	19	19
Foreign exchange derivative instruments	Other current liabilities	(5)	(9)
Foreign exchange derivative instruments	Other noncurrent liabilities	—	(4)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(36)	(32)
Total derivatives designated as hedging instruments		10	5
Total derivatives		$11	$6
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At September 30, 2023, there was $25 million of collateral received and $32 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2022, there was $8 million of collateral received and $21 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Foreign currency forward-exchange contracts	$16	$(23)	$(20)	$(49)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

15 |

The amounts of unrecognized net gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Forward-starting interest rate swap contracts	$5	$30	$5	$77
Foreign exchange derivative instruments	$18	$39	$5	$84
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Foreign exchange derivative instruments	$4	$4	$14	$11
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
Finished goods	$1,185	$1,090
Work-in-process	1,062	825
Raw materials and supplies	497	430
Inventories	$2,744	$2,345
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2022	$1,485	$1,261	$2,746
Additions	24	14	38
Transfers/Adjustments(a)	27	(34)	(7)
Other(b)	(2)	(13)	(15)
Balance, September 30, 2023	$1,534	$1,228	$2,762
(a) Primarily related to asset transfers from international markets to the U.S.
(b) Includes adjustments for foreign currency translation and the sale of a majority interest in our pet insurance business within our U.S. segment.
The gross goodwill balance was $3,298 million and $3,282 million as of September 30, 2023 and December 31, 2022, respectively. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of September 30, 2023 and December 31, 2022.

16 |

B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2023			As of December 31, 2022
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,994	$(1,065)	$929	$1,918	$(975)	$943
Brands and tradenames	391	(245)	146	395	(237)	158
Other	333	(250)	83	337	(233)	104
Total finite-lived intangible assets	2,718	(1,560)	1,158	2,650	(1,445)	1,205
Indefinite-lived intangible assets:
Brands and tradenames	91	—	91	91	—	91
In-process research and development(a)(b)	142	—	142	77	—	77
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	240	—	240	175	—	175
Identifiable intangible assets	$2,958	$(1,560)	$1,398	$2,825	$(1,445)	$1,380
(a) During the nine months ended September 30, 2023, certain intangible assets related to the acquisition of an Irish biologic therapeutics company, acquired in 2017, were placed into service.
(b) As of September 30, 2023, primarily includes intangible assets related to the acquisitions of PetMedix and adivo in the third quarter of 2023.
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $46 million and $141 million for the three and nine months ended September 30, 2023, respectively, and $48 million and $147 million for the three and nine months ended September 30, 2022, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Stock options / stock appreciation rights	$3	$2	$6	$7
RSUs / DSUs	10	9	27	26
PSUs	4	4	10	13
Share-based compensation expense—total(a)	$17	$15	$43	$46
(a) For the three and nine months ended September 30, 2023 and 2022, we capitalized less than $1 million of share-based compensation expense to inventory.
During the nine months ended September 30, 2023, the company granted 271,150 stock options with a weighted-average exercise price of $162.12 per stock option and a weighted-average fair value of $43.56 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.84%; expected dividend yield of 0.92%; expected stock price volatility of 28.63%; and expected term of 4.2 years. In general, stock options granted prior to 2023 vest after three years of continuous service, while stock options granted in 2023 are subject to graded vesting over three years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2023, the company granted 270,960 RSUs, with a weighted-average grant date fair value of $162.53 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. In general, RSUs granted prior to 2023 vest after three years of continuous service from the grant date while RSUs granted in 2023 are subject to graded vesting over three years. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2023, the company granted 99,626 PSUs with a weighted-average grant date fair value of $238.24 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year

17 |

performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 31.8% and 40.9%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2021, our Board of Directors authorized a $3.5 billion share repurchase program. As of September 30, 2023, there was $1.7 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	(Losses)/Gains	Loss
Balance, December 31, 2022	$90	$41	$(944)	$(4)	$(817)
Other comprehensive income/(loss), net of tax	—	5	(6)	4	3
Balance, September 30, 2023	$90	$46	$(950)	$—	$(814)

Balance, December 31, 2021	$4	$5	$(756)	$(17)	$(764)
Other comprehensive income/(loss), net of tax	78	84	(208)	1	(45)
Balance, September 30, 2022	$82	$89	$(964)	$(16)	$(809)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	September 30,		September 30,
	2023	2022	2023	2022
Numerator
Net income before allocation to noncontrolling interests	$596	$528	$1,817	$1,651
Less: Net loss attributable to noncontrolling interests	—	(1)	(2)	(2)
Net income attributable to Zoetis Inc.	$596	$529	$1,819	$1,653
Denominator
Weighted-average common shares outstanding	460.3	467.8	461.9	470.0
Common stock equivalents: stock options, RSUs, PSUs and DSUs	1.1	1.3	1.1	1.6
Weighted-average common and potential dilutive shares outstanding	461.4	469.1	463.0	471.6

Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.29	$1.13	$3.94	$3.52
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.29	$1.13	$3.93	$3.51
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three and nine months ended September 30, 2023 and 2022.
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

18 |

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
The Municipality is seeking recovery of cleanup costs purportedly related to FDSAL’s share of all waste accumulated at the incineration facility awaiting destruction, and compensatory damages to be allocated among the six defendants. We believe we have strong arguments against the claim, including defense strategies against any claim of joint and several liability.
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

19 |

Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its “excess profit” tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. On May 8, 2019, the EC filed an appeal to the decision of the General Court. On September 16, 2019, the EC opened separate in-depth investigations to assess whether Belgium excess profit rulings granted to 39 multinational companies, including Zoetis, constituted state aid for those companies. On September 16, 2021, the European Court of Justice upheld the EC’s decision that the Belgium excess profit ruling system is considered an aid scheme and referred the case back to the General Court to rule on open questions. On September 20, 2023, the General Court confirmed the decision of the EC that the Belgium excess profit tax scheme constitutes illegal state aid. We are in the process of preparing an appeal of the General Court’s decision. The company has not reflected any potential benefits in its condensed consolidated financial statements as of September 30, 2023 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2023, recorded amounts for the estimated fair value of these indemnifications were not material.
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

20 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
U.S.
Revenue	$1,174	$1,090
Cost of sales	228	204
Gross profit	946	886
Gross margin	80.6%	81.3%
Operating expenses	202	206
Other (income)/deductions-net	—	1
U.S. Earnings	744	679	$19	$12

International
Revenue(b)	956	889
Cost of sales	306	256
Gross profit	650	633
Gross margin	68.0%	71.2%
Operating expenses	156	150
Other (income)/deductions-net	1	(3)
International Earnings	493	486	24	21

Total operating segments	1,237	1,165	43	33

Other business activities	(124)	(106)	9	7
Reconciling Items:
Corporate	(258)	(245)	33	33
Purchase accounting adjustments	(39)	(40)	39	40
Acquisition-related costs	(3)	(1)	—	—
Certain significant items(c)	(23)	(6)	—	—
Other unallocated	(73)	(100)	—	2
Total Earnings(d)	$717	$667	$124	$115
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $206 million and $183 million for the three months ended September 30, 2023 and 2022, respectively.
(c)    For the three months ended September 30, 2023, primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives, as well as certain asset impairment charges related to our diagnostics and precision animal health businesses.
For the three months ended September 30, 2022, primarily represents employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as asset impairment charges related to the consolidation of manufacturing sites in China.
(d)    Defined as income before provision for taxes on income.

21 |

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
U.S.
Revenue	$3,344	$3,201
Cost of sales	645	587
Gross profit	2,699	2,614
Gross margin	80.7%	81.7%
Operating expenses	602	578
Other (income)/deductions-net	—	(6)
U.S. Earnings	2,097	2,042	$58	$40

International
Revenue(b)	2,929	2,780
Cost of sales	912	809
Gross profit	2,017	1,971
Gross margin	68.9%	70.9%
Operating expenses	473	456
Other (income)/deductions-net	1	(5)
International Earnings	1,543	1,520	67	62

Total operating segments	3,640	3,562	125	102

Other business activities	(354)	(315)	24	21
Reconciling Items:
Corporate	(722)	(771)	95	99
Purchase accounting adjustments	(124)	(120)	118	120
Acquisition-related costs	(8)	(4)	—	—
Certain significant items(c)	45	(10)	—	—
Other unallocated	(191)	(278)	3	4
Total Earnings(d)	$2,286	$2,064	$365	$346
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $627 million and $590 million for the nine months ended September 30, 2023 and 2022, respectively.
(c)    For the nine months ended September 30, 2023, primarily consisted of a gain on the sale of a majority interest in our pet insurance business, partially offset by employee termination costs related to organizational structure refinements and certain asset impairment charges related to our precision animal health and diagnostics businesses.
For the nine months ended September 30, 2022, primarily represents inventory and asset impairment charges related to the consolidation of manufacturing sites in China as well as employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets.
(d)    Defined as income before provision for taxes on income.

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
A summary of our 2023 performance compared with the comparable 2022 period follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational(a)
Revenue	$2,151	$2,002	7	(1)	8
Net income attributable to Zoetis	596	529	13	(3)	16
Adjusted net income(a)	629	566	11	(2)	13

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational(a)
Revenue	$6,331	$6,040	5	(2)	7
Net income attributable to Zoetis	1,819	1,653	10	1	9
Adjusted net income(a)	1,888	1,758	7	—	7
(a)    Operational growth and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for more information.
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

23 |

disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere. Alternatively, sales of products that treat specific disease outbreaks may increase.
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2023, approximately 43% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2023, approximately 57% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Revenue	$2,151	$2,002	7	$6,331	$6,040	5
Costs and expenses:
Cost of sales	638	607	5	1,833	1,801	2
% of revenue	29.7%	30.3%		29.0%	29.8%
Selling, general and administrative expenses	525	501	5	1,586	1,495	6
% of revenue	24%	25%		25%	25%
Research and development expenses	152	134	13	440	391	13
% of revenue	7%	7%		7%	6%
Amortization of intangible assets	38	37	3	112	115	(3)
Restructuring charges and certain acquisition-related costs	16	6	*	45	9	*
Interest expense, net of capitalized interest	59	53	11	180	159	13
Other (income)/deductions—net	6	(3)	*	(151)	6	*
Income before provision for taxes on income	717	667	7	2,286	2,064	11
% of revenue	33%	33%		36%	34%
Provision for taxes on income	121	139	(13)	469	413	14
Effective tax rate	16.9%	20.8%		20.5%	20.0%
Net income before allocation to noncontrolling interests	596	528	13	1,817	1,651	10
Less: Net loss attributable to noncontrolling interests	—	(1)	*	(2)	(2)	*
Net income attributable to Zoetis Inc.	$596	$529	13	$1,819	$1,653	10
% of revenue	28%	26%		29%	27%
*Calculation not meaningful
Revenue
Three months ended September 30, 2023 vs. three months ended September 30, 2022
Total revenue increased by $149 million, or 7%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022, an increase of $156 million, or 8%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 5%;
•volume growth from new products of approximately 2%; and
•volume growth from key dermatology products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 1%.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Total revenue increased by $291 million, or 5%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, an increase of $411 million, or 7%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 5%;
•volume growth from new products of approximately 1%; and
•volume growth from key dermatology products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 2%.

25 |

Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Cost of sales	$638	$607	5	$1,833	$1,801	2
% of revenue	29.7%	30.3%		29.0%	29.8%
Three months ended September 30, 2023 vs. three months ended September 30, 2022
Cost of sales as a percentage of revenue was 29.7% in the three months ended September 30, 2023, compared with 30.3% in the three months ended September 30, 2022. The decrease was primarily as a result of:
•price increases; and
•lower freight costs,
partially offset by:
•unfavorable manufacturing and other costs;
•inventory obsolescence, scrap and other charges; and
•unfavorable product mix.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Cost of sales as a percentage of revenue was 29.0% in the nine months ended September 30, 2023, compared with 29.8% in the nine months ended September 30, 2022. The decrease was primarily as a result of:
•price increases;
•favorable foreign exchange; and
•lower freight costs,
partially offset by:
•unfavorable manufacturing and other costs;
•inventory obsolescence, scrap and other charges; and
•unfavorable product mix.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Selling, general and administrative expenses	$525	$501	5	$1,586	$1,495	6
% of revenue	24%	25%		25%	25%
Three months ended September 30, 2023 vs. three months ended September 30, 2022
SG&A expenses increased by $24 million, or 5%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022, primarily as a result of:
•certain compensation-related costs;
•an increase in technology costs; and
•higher freight and logistics costs,
partially offset by:
•lower travel and entertainment expenses.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
SG&A expenses increased by $91 million, or 6%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, primarily as a result of:
•certain compensation-related costs, primarily due to the timing of new hires in 2022;
•higher freight and logistics costs; and
•an increase in technology costs,
partially offset by:
•favorable foreign exchange; and
•lower bad debt expenses.

26 |

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Research and development expenses	$152	$134	13	$440	$391	13
% of revenue	7%	7%		7%	6%
Three months ended September 30, 2023 vs. three months ended September 30, 2022
R&D expenses increased by $18 million, or 13%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•higher spend in project investments; and
•higher other operating costs.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
R&D expenses increased by $49 million, or 13%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, primarily as a result of:
•an increase in certain compensation-related costs to support innovation;
•higher other operating costs; and
•higher spend in project investments.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Amortization of intangible assets	$38	$37	3	$112	$115	(3)
Three months ended September 30, 2023 vs. three months ended September 30, 2022
Amortization of intangible assets was $38 million in the three months ended September 30, 2023 and $37 million in the three months ended September 30, 2022. An increase in amortization due to intangible assets acquired during 2022 was partially offset by the effect of asset impairments taken in 2022 and assets that became fully amortized during 2022.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Amortization of intangible assets decreased in the nine months ended September 30, 2023 versus the comparable prior year period primarily due to asset impairments taken in 2022 and assets that became fully amortized during 2022, partially offset by intangible assets acquired during 2022.

Restructuring charges and certain acquisition-related costs
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Restructuring charges and certain acquisition-related costs	$16	$6	*	$45	$9	*
* Calculation not meaningful
Restructuring charges and certain acquisition-related costs were $16 million and $45 million in the three and nine months ended September 30, 2023, respectively, and primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives, as well as costs related to recent acquisitions.
Restructuring charges and certain acquisition-related costs were $6 million and $9 million in the three and nine months ended September 30, 2022, and primarily consisted of employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, integration costs related to acquisitions and asset impairment charges related to the consolidation of manufacturing sites in China.

27 |

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Interest expense, net of capitalized interest	$59	$53	11	$180	$159	13
Interest expense, net of capitalized interest, increased in the three and nine months ended September 30, 2023 versus the comparable prior year periods. The increases were primarily as a result of higher interest rates on the $1.35 billion aggregate principal amount of our 2022 senior notes issued in November 2022 as compared to the 2013 senior notes redeemed in February 2023, upon maturity, partially offset by an increase in capitalized interest as compared to the prior year periods. The nine months ended September 30, 2023 also included a higher debt balance during a portion of the current period, partially offset by higher gains on foreign exchange derivative instruments as compared to the prior year period.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Other (income)/deductions—net	$6	$(3)	*	$(151)	$6	*
*Calculation not meaningful
Three months ended September 30, 2023 vs. three months ended September 30, 2022
The change in Other (income)/deductions—net in the three months ended September 30, 2023 versus the comparable prior year period was primarily as a result of higher foreign currency losses and certain asset impairment charges primarily related to our diagnostics and precision animal health businesses, partially offset by higher interest income in the current period due to higher interest rates on cash balances denominated in the U.S. dollar.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
The change in Other (income)/deductions—net in the nine months ended September 30, 2023 versus the comparable prior year period was primarily as a result of a gain on the sale of a majority interest in our pet insurance business, higher interest income in the current period due to higher interest rates on cash balances denominated in the U.S. dollar and royalty-related income that was predominantly associated with a settlement for underpayment of royalties in prior periods, partially offset by higher foreign currency losses and certain asset impairment charges primarily related to our precision animal health and diagnostics businesses.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
Provision for taxes on income	$121	$139	(13)	$469	$413	14
Effective tax rate	16.9%	20.8%		20.5%	20.0%
Our effective tax rate was 16.9% and 20.8% for the three months ended September 30, 2023 and 2022, respectively. The lower effective tax rate for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily attributable to a benefit from the tax loss on the divestiture of Performance Livestock Analytics, a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs) and a higher benefit in the U.S. related to foreign-derived intangible income, partially offset by lower net discrete tax benefits. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Our effective tax rate was 20.5% and 20.0% for the nine months ended September 30, 2023 and 2022, respectively. The higher effective tax rate for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was primarily attributable to a higher net discrete tax expense mainly related to changes to prior years’ tax positions and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income and a benefit from the tax loss on the divestiture of Performance Livestock Analytics. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.

28 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Companion animal	$908	$819	11	—	11
Livestock	266	271	(2)	—	(2)
	1,174	1,090	8	—	8
International
Companion animal	506	452	12	—	12
Livestock	450	437	3	(2)	5
	956	889	8	—	8
Total
Companion animal	1,414	1,271	11	—	11
Livestock	716	708	1	(2)	3
Contract manufacturing & human health	21	23	(9)	3	(12)
	$2,151	$2,002	7	(1)	8

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Companion animal	$2,588	$2,488	4	—	4
Livestock	756	713	6	—	6
	3,344	3,201	4	—	4
International
Companion animal	1,540	1,412	9	(4)	13
Livestock	1,389	1,368	2	(4)	6
	2,929	2,780	5	(5)	10
Total
Companion animal	4,128	3,900	6	(1)	7
Livestock	2,145	2,081	3	(3)	6
Contract manufacturing & human health	58	59	(2)	—	(2)
	$6,331	$6,040	5	(2)	7

29 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Revenue	$1,174	$1,090	8	—	8
Cost of Sales	228	204	12	—	12
Gross Profit	946	886	7	—	7
Gross Margin	80.6%	81.3%
Operating Expenses	202	206	(2)	—	(2)
Other (income)/deductions-net	—	1	*	*	*
U.S. Earnings	744	679	10	—	10

International
Revenue	956	889	8	—	8
Cost of Sales	306	256	20	1	19
Gross Profit	650	633	3	(1)	4
Gross Margin	68.0%	71.2%
Operating Expenses	156	150	4	—	4
Other (income)/deductions-net	1	(3)	*	*	*
International Earnings	493	486	1	(3)	4

Total operating segments	1,237	1,165	6	(1)	7

Other business activities	(124)	(106)	17
Reconciling Items:
Corporate	(258)	(245)	5
Purchase accounting adjustments	(39)	(40)	(3)
Acquisition-related costs	(3)	(1)	*
Certain significant items	(23)	(6)	*
Other unallocated	(73)	(100)	(27)
Total Earnings	$717	$667	7

30 |

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2023	2022	Total	Exchange	Operational
U.S.
Revenue	$3,344	$3,201	4	—	4
Cost of Sales	645	587	10	—	10
Gross Profit	2,699	2,614	3	—	3
Gross Margin	80.7%	81.7%
Operating Expenses	602	578	4	—	4
Other (income)/deductions-net	—	(6)	*	*	*
U.S. Earnings	2,097	2,042	3	—	3

International
Revenue	2,929	2,780	5	(5)	10
Cost of Sales	912	809	13	(7)	20
Gross Profit	2,017	1,971	2	(4)	6
Gross Margin	68.9%	70.9%
Operating Expenses	473	456	4	(5)	9
Other (income)/deductions-net	1	(5)	*	*	*
International Earnings	1,543	1,520	2	(2)	4

Total operating segments	3,640	3,562	2	(1)	3

Other business activities	(354)	(315)	12
Reconciling Items:
Corporate	(722)	(771)	(6)
Purchase accounting adjustments	(124)	(120)	3
Acquisition-related costs	(8)	(4)	*
Certain significant items	45	(10)	*
Other unallocated	(191)	(278)	(31)
Total Earnings	$2,286	$2,064	11
* Calculation not meaningful
Three months ended September 30, 2023 vs. three months ended September 30, 2022
U.S. operating segment
U.S. segment revenue increased by $84 million, or 8%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022, reflecting an increase of $89 million in companion animal products, partially offset by a decrease of $5 million in livestock products.
•Companion animal revenue growth was driven primarily by increased sales of our key dermatology portfolio, small animal parasiticides, our monoclonal antibody (mAb) product for osteoarthritis (OA) pain, Solensia, and small animal diagnostics.
•Livestock revenue declined due to cattle and swine, partially offset by growth in poultry. Sales of cattle products declined mainly due to timing of supply in the prior year, partially offset by increased sales of cattle implants. Sales of swine products declined due to decreased disease prevalence. Sales of products in our poultry portfolio grew primarily due to increases in vaccines and medicated feed additives.
U.S. segment earnings increased by $65 million, or 10%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
International operating segment
International segment revenue increased by $67 million, or 8%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022. Operational revenue increased by $75 million, or 8%, driven by growth of $52 million in companion animal products and $23 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the growth in our mAb products for OA pain, Librela and Solensia, growth in key dermatology and growth in small animal parasiticides, partially offset by lower sales of vaccine products.
•Livestock operational revenue growth was due to increased sales of cattle, poultry and swine products. Sales of cattle products grew due to price and supply recovery, partially offset by unfavorable market conditions in key and emerging markets. Sales of poultry products grew due to price and demand generation efforts in key poultry markets. Sales of swine products grew due to demand generation efforts in key and emerging markets.

31 |

•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $8 million, or 0%, primarily driven by the Argentinian peso, Chinese renminbi, Russian ruble, Australian dollar and Turkish lira.
International segment earnings increased by $7 million, or 1%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022. Operational earnings growth was $17 million, or 4%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
U.S. operating segment
U.S. segment revenue increased by $143 million, or 4%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, reflecting an increase of $100 million in companion animal products and $43 million in livestock products.
•Companion animal revenue increased due to key dermatology, our mAb product for OA pain, Solensia, our small animal antiemetic product, Cerenia, small animal vaccines and small animal diagnostics, partially offset by lower sales of anti-infective products and small animal parasiticides. Strong growth in the second and third quarters was partially offset by the first quarter impacts of distributor de-stocking across the portfolio, as well as purchases in the fourth quarter of 2022 ahead of expected price increases and promotional activities.
•Livestock revenue grew due to cattle and poultry, partially offset by a decline in swine. Sales of cattle products grew due to increased sales of cattle implants, higher volume of anti-infective products and improved supply of key products. Sales of products in our poultry portfolio grew due to increases in vaccines, medicated feed additives and biodevices. Sales of swine products declined due to decreased disease prevalence.
U.S. segment earnings increased by $55 million, or 3%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
International operating segment
International segment revenue increased by $149 million, or 5%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022. Operational revenue increased by $270 million, or 10%, driven by growth of $181 million in companion animal products and $89 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the growth in our mAb products for OA pain, Librela and Solensia, as well as growth in small animal parasiticides and key dermatology, partially offset by lower sales of vaccine products.
•Livestock operational revenue growth was due to increased sales of cattle, poultry, fish and sheep products. Sales of cattle products grew due to price and improved supply of key products. Sales of poultry products grew due to market growth, demand generation efforts and price in key poultry markets. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, primarily Norway. Sales of sheep products grew primarily as a result of the acquisition of Jurox.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $121 million, or 5%, primarily driven by the Argentinian peso, Chinese renminbi, Australian dollar, Turkish lira and Japanese yen.
International segment earnings increased by $23 million, or 2%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022. Operational earnings growth was $64 million, or 4%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
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
Three months ended September 30, 2023 vs. three months ended September 30, 2022
Other business activities net loss increased by $18 million in the three months ended September 30, 2023, compared with the three months ended September 30, 2022, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation, higher project investments and an increase in operating costs, as well as lower earnings in our human health business.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Other business activities net loss increased by $39 million in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation, an increase in operating costs and higher project investments, as well as lower earnings in our human health business, partially offset by favorable foreign exchange.
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

32 |

Three months ended September 30, 2023 vs. three months ended September 30, 2022
Corporate expenses increased by $13 million, or 5%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022, primarily due to higher compensation-related costs, higher interest expense, increases in professional services and investments in information technology, partially offset by favorable foreign exchange and higher interest income.
Other unallocated expenses decreased by $27 million, or 27%, in the three months ended September 30, 2023, compared with the three months ended September 30, 2022, primarily due to lower manufacturing costs and freight charges, as well as favorable foreign exchange, partially offset by higher inventory obsolescence, scrap and other charges.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Corporate expenses decreased by $49 million, or 6%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, primarily associated with higher interest income, favorable foreign exchange and a settlement for underpayment of royalties in prior periods, partially offset by higher compensation-related costs, higher interest expense, increases in professional services and investments in information technology.
Other unallocated expenses decreased by $87 million, or 31%, in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, primarily due to lower manufacturing costs and freight charges, as well as favorable foreign exchange, partially offset by inventory obsolescence, scrap and other charges.
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

33 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2023	2022	Change	2023	2022	Change
GAAP reported net income attributable to Zoetis	$596	$529	13	$1,819	$1,653	10
Purchase accounting adjustments—net of tax	30	31	(3)	98	92	7
Acquisition-related costs—net of tax	3	1	*	7	3	*
Certain significant items—net of tax	—	5	*	(36)	10	*
Non-GAAP adjusted net income(a)	$629	$566	11	$1,888	$1,758	7
*Calculation not meaningful
(a)    The effective tax rate on adjusted pretax income was 19.6% and 20.9% for the three months ended September 30, 2023 and 2022, respectively.
The lower effective tax rate for the three months ended September 30, 2023, compared with the the three months ended September 30, 2022, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs) and a higher benefit in the U.S. related to foreign-derived intangible income, partially offset by a lower net discrete tax benefit mainly related to changes to prior years’ tax positions. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
The effective tax rate on adjusted pretax income was 20.5% and 20.1% for the nine months ended September 30, 2023 and 2022, respectively.
The higher effective tax rate for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was primarily attributable to a higher net discrete tax expense mainly related to changes to prior years’ tax positions, partially offset by a higher benefit in the U.S. related to foreign-derived intangible income and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.29	$1.13	14	$3.93	$3.51	12
Purchase accounting adjustments—net of tax	0.06	0.07	(14)	0.21	0.20	5
Acquisition-related costs—net of tax	0.01	—	*	0.02	—	*
Certain significant items—net of tax	—	0.01	*	(0.08)	0.02	*
Non-GAAP adjusted EPS—diluted	$1.36	$1.21	12	$4.08	$3.73	9
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Interest expense, net of capitalized interest	$59	$53	$180	$159
Interest income	23	13	77	20
Income taxes	153	149	487	442
Depreciation	76	66	220	195
Amortization	9	9	27	31

34 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Purchase accounting adjustments:
Amortization and depreciation	$39	$40	$118	$120
Cost of sales	—	—	6	—
Total purchase accounting adjustments—pre-tax	39	40	124	120
Income taxes(a)	9	9	26	28
Total purchase accounting adjustments—net of tax	30	31	98	92
Acquisition-related costs:
Transaction costs	2	—	4	—
Integration costs	1	1	3	4
Restructuring costs	—	—	1	—
Total acquisition-related costs—pre-tax	3	1	8	4
Income taxes(a)	—	—	1	1
Total acquisition-related costs—net of tax	3	1	7	3
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	12	4	36	7
Certain asset impairment charges(c)	11	2	21	6
Net gain on sale of business(d)	—	—	(101)	—
Other	—	—	(1)	(3)
Total certain significant items—pre-tax	23	6	(45)	10
Income taxes(a)	23	1	(9)	—
Total certain significant items—net of tax	—	5	(36)	10
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$33	$37	$69	$105
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.
    Income taxes in Purchase accounting adjustments also includes:
•For the nine months ended September 30, 2022, tax benefits related to a deferred adjustment as a result of a change in tax basis.
Income taxes in Certain significant items also includes:
•For the three and nine months ended September 30, 2023, a benefit from the tax loss on the divestiture of Performance Livestock Analytics, partially offset by a tax expense related to changes to prior years’ tax positions with regard to the one-time mandatory deemed repatriation tax under the Tax Cuts and Jobs Act.
•For the nine months ended September 30, 2022, changes in valuation allowances.
(b)    For the three and nine months ended September 30, 2023, primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
For the three and nine months ended September 30, 2022, primarily represents employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as product transfer costs.
(c)    For the three and nine months ended September 30, 2023, primarily represents certain asset impairment charges related to our precision animal health and diagnostics businesses.
For the three and nine months ended September 30, 2022, represents inventory and certain asset impairment charges primarily related to the consolidation of manufacturing sites in China.
(d)    Primarily represents a net gain on the sale of a majority interest in our pet insurance business.

35 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2023	2022	2023	2022
Cost of sales:
Purchase accounting adjustments	$1	$1	$10	$3
Inventory write-offs	2	—	2	4
Other	—	1	—	4
Total Cost of sales	3	2	12	11

Selling, general & administrative expenses:
Purchase accounting adjustments	4	8	18	22
Total Selling, general & administrative expenses	4	8	18	22

Research & development expenses:
Purchase accounting adjustments	1	—	1	—
Total Research & development expenses	1	—	1	—

Amortization of intangible assets:
Purchase accounting adjustments	33	31	95	95
Total Amortization of intangible assets	33	31	95	95

Restructuring charges and certain acquisition-related costs:
Transaction costs	2	—	4	—
Integration costs	1	1	3	4
Employee termination costs	8	2	33	2
Asset impairments	1	2	1	2
Exit costs	4	1	4	1
Total Restructuring charges and certain acquisition-related costs	16	6	45	9

Other (income)/deductions—net:
Net gain on sale of business	—	—	(101)	—
Asset impairment charges	8	—	18	—
Other	—	—	(1)	(3)
Total Other (income)/deductions—net	8	—	(84)	(3)

Provision for taxes on income	32	10	18	29

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$33	$37	$69	$105

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
Analysis of the condensed consolidated balance sheets
September 30, 2023 vs. December 31, 2022
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
Other current assets increased primarily due to the timing of tax benefits recognized and higher value-added tax receivables for our international markets.
Property, plant and equipment increased primarily as a result of capital spending, partially offset by depreciation expense.

36 |

Other noncurrent assets increased primarily due to the retained noncontrolling investment following the sale of a majority interest in our pet insurance business and the addition of a financing lease. See Notes to Consolidated Financial Statements - Note 5. Acquisitions and Divestitures.
Accrued compensation and related items decreased primarily due to the payments of 2022 annual incentive bonuses, savings plan contributions to eligible employees and payments for sales incentive bonuses, as well as the timing of the bi-weekly payroll, partially offset by the accrual of 2023 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
Other noncurrent liabilities increased primarily due to the contingent purchase price consideration associated with the acquisition of PetMedix during the third quarter of 2023 and the addition of a financing lease obligation.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments and the tax impact of various acquisitions.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders’ Equity.
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,		$
(MILLIONS OF DOLLARS)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$1,456	$1,171	$285
Investing activities	(567)	(445)	(122)
Financing activities	(2,712)	(1,684)	(1,028)
Effect of exchange-rate changes on cash and cash equivalents	(4)	(20)	16
Net decrease in cash and cash equivalents	$(1,827)	$(978)	$(849)
Operating activities
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Net cash provided by operating activities was $1,456 million for the nine months ended September 30, 2023, compared with $1,171 million for the nine months ended September 30, 2022. The increase in operating cash flows was primarily attributable to higher net income as adjusted by non-cash items and the timing of receipts and payments in the ordinary course of business, partially offset by the inventory build-up of certain products for increased demand and to mitigate potential supply constraints.
Investing activities
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Our net cash used in investing activities was $567 million for the nine months ended September 30, 2023, compared with net cash used in investing activities of $445 million for the nine months ended September 30, 2022. The net cash used in investing activities for the nine months ended September 30, 2023 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds on the sale of a majority interest in our pet insurance business and net proceeds from derivative instrument activity. The net cash used in investing activities for the nine months ended September 30, 2022 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds from derivative instrument activity.
Financing activities
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Our net cash used in financing activities was $2,712 million for the nine months ended September 30, 2023, compared with net cash used in financing activities of $1,684 million for the nine months ended September 30, 2022. The net cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to the repayment of the $1.35 billion aggregate principal amount of our 2013 senior notes due 2023 in February 2023, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for the nine months ended September 30, 2022 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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

37 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2023	2022
Cash and cash equivalents	$1,754	$3,581
Accounts receivable, net(a)	1,257	1,215
Short-term borrowings	2	2
Current portion of long-term debt	—	1,350
Long-term debt	6,552	6,552
Working capital	4,614	4,339
Ratio of current assets to current liabilities	3.87:1	2.37:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the nine months ended September 30, 2023 compared with December 31, 2022, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In December 2022, we entered into an amended and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.0 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2027. The credit facility replaced the company’s existing revolving credit facility dated as of December 2016. Subject to certain conditions, we have the right to increase the credit facility to up to $1.5 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of September 30, 2023 and December 31, 2022. There were no amounts drawn under the credit facility as of September 30, 2023 or December 31, 2022.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2023, we had access to $50 million of lines of credit which expire at various times and are generally renewed annually. There was $2 million of borrowings outstanding related to these facilities as of September 30, 2023 and December 31, 2022.
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
Our senior notes are governed by an indenture and supplemental indentures (collectively, the indenture) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries’ ability to incur liens or engage in sale lease-back transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the senior notes may be declared immediately due and payable.
Pursuant to the indenture, we are able to redeem the senior notes of any series, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the date of redemption. Upon the occurrence of a change of control of us and a downgrade of the senior notes below an investment grade rating by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, we are, in certain circumstances, required to make an offer to repurchase all of the outstanding senior notes at a price equal to 101% of the aggregate principal amount of the senior notes together with accrued and unpaid interest to, but excluding, the date of repurchase.

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
Credit ratings
Two major corporate debt-rating organizations, Moody’s and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

	Commercial Paper	Long-term Debt		Date of Last Action
Name of Rating Agency	Rating	Rating	Outlook
Moody’s	P-2	Baa1	Stable	August 2017
S&P	A-2	BBB	Stable	December 2016
Share repurchase program
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of September 30, 2023, there was $1.7 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first nine months of 2023, 5.0 million shares were repurchased for $857 million, which excludes a $7 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2023 and December 31, 2022, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
There were no accounting standards that were recently issued but not adopted as of September 30, 2023 that the Company expects to have a material impact on its condensed consolidated financial statements.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, product and supply chain disruptions, the impact of the COVID-19 pandemic, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

39 |

•unanticipated safety, quality or efficacy concerns or issues about our products,
•the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;
•the decline in global economic conditions, including Russia’s invasion of Ukraine, and inflation;
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
•governmental laws and regulations affecting our interactions with veterinary healthcare providers; and
•the other factors set forth under “Risk Factors” in Item 1A. of Part I of our 2022 Annual Report on Form 10-K.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 30, 2023, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the “Our Operating Environment” and “Forward-Looking Statements and Factors That May Affect Future Results” sections of the MD&A and in Part I, Item 1A. “Risk Factors,” of our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. There have been no material changes from the risk factors disclosed in our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of September 30, 2023 there was $1.7 billion remaining under this program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
September 30, 2023:

	Issuer Purchases of Equity Securities(b)
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2023	468,327	$174.84	467,884	$1,898,695,435
August 1 - August 31, 2023	478,575	$185.58	478,383	$1,809,916,160
September 1 - September 30, 2023	430,197	$184.77	429,667	$1,730,302,057
	1,377,099	$181.68	1,375,934	$1,730,302,057
(a)     The company repurchased 1,165 shares during the three-month period ended September 30, 2023 that were not part of the publicly announced share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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

Zoetis Inc.

November 2, 2023	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

November 2, 2023	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

43 |