Form 10-K
period 2023-12-31
Zoetis Inc.
filed 2024-02-13
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any     of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $79,346 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 9, 2024 was 457,867,115 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders (hereinafter referred to as the “2024 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health. We have a diversified business, commercializing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, other pharmaceutical, anti-infectives, animal health diagnostics and medicated feed additives. For over 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from veterinarians and pet owners to livestock farmers and ranchers.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (2023 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2023 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
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
As a result of these differences, among other things, we organize and operate our business in two segments:
•United States (U.S.) with revenue of $4,555 million, or 53% of total revenue for the year ended December 31, 2023; and
•International with revenue of $3,911 million, or 46% of total revenue for the year ended December 31, 2023.
Within each of these operating segments, we offer a diversified product portfolio for both companion animal and livestock customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2023.

1 |

Our 2023 revenue for the U.S. and key international markets, together with the percentage of revenue attributable to companion animal and livestock products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Companion Animal	Livestock
United States	$4,555	77%	23%
Total International	$3,911	52%	48%
Australia	$323	50%	50%
Brazil	$393	38%	62%
Canada	$255	62%	38%
Chile	$140	17%	83%
China	$320	63%	37%
France	$142	62%	38%
Germany	$202	77%	23%
Italy	$121	77%	23%
Japan	$158	70%	30%
Mexico	$162	34%	66%
Spain	$122	62%	38%
United Kingdom	$277	76%	24%
Other Developed	$512	50%	50%
Other Emerging	$784	39%	61%
For additional information regarding our performance in each of our operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:
Notes to Consolidated Financial Statements—Note 4. Revenue and Note 19. Segment Information. Our 2023 reported revenue for each segment, by species, is as follows:

2023 United States Segment Revenue - By Species

Poultry
4%
Swine
3%
Cattle
16%
Horses
4%
Dogs/Cats
73%

2023 International Segment Revenue - By Species

Fish
6%
Sheep and other
2%
Poultry
9%
Swine
11%
Dogs/Cats
49%
Cattle
20%
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
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sectors is driven by economic development; related increases in disposable income; and increases in pet ownership and spending on pet care. Companion animals are also living longer, deepening the human-animal bond, receiving increased medical treatment and benefiting from advances in animal health medicines, vaccines and diagnostics. Companion animal products represented approximately 65% of our revenue for the year ended December 31, 2023.
Our livestock products focus on predicting, preventing, detecting and treating diseases, with the understanding that veterinarians and farmers must have the tools at their disposal to treat disease expeditiously, which in turn enables the sustainable production of safe, high-quality animal protein. Human population growth and increased standards of living continue to drive demand for increased production of quality animal protein. Population growth leads to greater consumption of natural resources, driving a need for innovative solutions to increase sustainability and productivity. As global food security takes on heightened importance, producers are tasked with facilitating a high quality, safe and reliable food supply. Livestock products represented approximately 34% of our revenue for the year ended December 31, 2023.
In addition, our CSS organization, which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2023.
Our major product categories are:
•parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;
•vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;
•dermatology: products that relieve itch associated with allergic conditions and atopic dermatitis;
•other pharmaceutical: pain and sedation, antiemetic, reproductive, and oncology products;
•anti-infectives: products that kill or slow the growth of bacteria, fungi or protozoa;
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
The following are examples of our first-in-class and/or best-in-class products that we have launched in recent years and products that we believe may represent platforms for future product lifecycle innovation (listed alphabetically):
•Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved in 2013 for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we have launched Apoquel in many key markets globally. In 2021, a chewable version of Apoquel was approved in the European Union (EU) and the United Kingdom (U.K.), and has since been approved in other key markets globally, including the U.S. in 2023;
•Core EQ Innovator®, the first and only vaccine for horses to contain all five core equine disease antigens - West Nile, Eastern and Western Equine encephalomyelitis, tetanus and rabies - in one combination, was approved in the U.S. in 2018 and in Canada in 2019;
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
•Librela™ (bedinvetmab), the first and only injectable mAb therapy for monthly alleviation of osteoarthritis (OA) pain in dogs, was approved in the EU in 2020 and has since been approved in other key markets globally, including the U.S. in 2023;
3 |

•Poulvac® Procerta® HVT-ND, our first vector vaccine that helps protect against Marek’s disease and Newcastle disease, highly contagious viral infections affecting poultry, was approved in the U.S. in 2019. In 2020, we expanded our line of recombinant vector vaccines with the launch of Poulvac Procerta HVT-IBD, which helps protect against Marek's disease and provides early protection against the contemporary infectious bursal disease (IBD) viruses. We have since expanded Poulvac Procerta HVT-ND into other key markets globally. In 2022, we further expanded our line of recombinant vector vaccines with the launch of Poulvac Procerta HVT-IBD-ND in the U.S., which is an advanced trivalent vector vaccine that delivers powerful early protection against Marek's disease, infectious bursal disease and Newcastle disease in one dose;
•ProHeart® 12 (moxidectin), a once-yearly injection to prevent heartworm disease in dogs 12 months of age and older, was approved in the U.S. in 2019;
•Protivity®, a modified-live bacterial vaccine that is effective in protecting healthy beef and dairy cattle against respiratory disease caused by Mycoplasma bovis (M. bovis), was approved in the U.S. and Canada in 2022 and in the EU and Mexico in 2023;
•Simparica® (sarolaner) Chewables, a monthly chewable tablet for dogs to control fleas and ticks, was approved in the EU in 2015 and has since been approved in other key markets globally, including the U.S. Simparica Trio®, a triple combination parasiticide for dogs, was approved in the EU and Canada in 2019 and has since been approved in other key markets globally, including the U.S., and received approval in 2023 in other key markets globally for new claims related to the prevention of eyeworms, Otodectes cynotis, flea tapeworms and efficacy against sarcoptic and demodectic manges. This product is a key internal lifecycle innovation that combines flea and tick treatment (sarolaner) with the prevention of heartworm disease and treatment of gastrointestinal parasites;
•Solensia® (frunevetmab), the first injectable mAb therapy for monthly alleviation of OA pain in cats, was approved in Switzerland in 2020 and has since been approved in other key markets globally, including the EU and the U.S.;
•Stronghold Plus® (selamectin/sarolaner), also referred to as Revolution® Plus in certain jurisdictions, a topical combination product that treats ticks, fleas, ear mites, lice and gastrointestinal worms and prevents heartworm disease in cats, received EU approval in 2017 and has since been approved in other key markets globally, including the U.S.; and
•Vanguard®/Versican® is a market leading vaccine line for dogs intended to help prevent a range of diseases. Since 2016, Zoetis has added new and innovative enhancements to its Vanguard line in the U.S. with Vanguard crLyme, Vanguard Rapid Resp Intranasal, Vanguard B Oral, Vanguard CIV H3N2/H3N8 and Versican Plus Bb Oral.
We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first SARS-CoV-2 (COVID-19) vaccine to help protect the health and well-being of more than 300 mammalian species living in zoos, aquariums, conservatories and other animal organizations around the world; the first equine vaccine for West Nile virus in the U.S. and EU; the first swine vaccine for pandemic H1N1 influenza virus in the U.S.; the first licensed vaccine against the pandemic H5N1 bird flu in the U.S. and EU, which we provided to the U.S. Department of Agriculture when it recommended our vaccine be used by the U.S. Fish and Wildlife Service to help protect California condors; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the U.S.; and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the U.S. In 2019, Zoetis established a research facility with Texas A&M University to develop vaccines for transboundary and emerging diseases in animals, including Foot-and-Mouth Disease (FMD), a virus that can cause serious illness in cattle, pigs, and sheep. In 2020, the company opened a research lab at Colorado State University in a partnership to increase our understanding of the potential use of immunomodulators in livestock that could reduce the need for antibiotics, as well as advance our understanding of the biology of key diseases affecting companion animals which could lead to new therapies that can treat chronic health conditions in pets.
Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for aquatic health products, with its leading Alpha Ject® vaccine line, Alpha Flux®, a parasiticide that helps salmon farmers in Chile control sea lice infestations, one of the major challenges in the aquatic health industry and Alpha ERM Salar, a water-based injectable vaccine that helps protect salmon from red mouth, a common bacterial infection.
Zoetis enhanced the portfolio of its diagnostic products with the acquisition in 2018 of Abaxis, Inc. (Abaxis), a leading provider of veterinary point-of-care diagnostic instruments. With this acquisition came the VetScan® portfolio of benchtop and handheld diagnostic instruments and consumables, which serves a large customer base of veterinary practices both in the U.S. and international markets. In 2019, the company acquired Phoenix Central Laboratory for Veterinarians, Inc. and ZNLabs, LLC marking its entry into reference laboratory services and building on a strategy to develop a more comprehensive diagnostics offering with enhanced value for veterinarians. In 2020, the company acquired a third veterinary reference lab business, Ethos Diagnostic Science. The Zoetis diagnostic portfolio also includes the Witness®, Serelisa® and ProFlok® lines of immunodiagnostic kits, which provide disease detection capabilities for various species, including dogs, cats, cattle, swine and poultry. In 2020, the company launched Vetscan Imagyst®, which uses a combination of image recognition technology, algorithms and cloud-based artificial intelligence (AI) to deliver rapid testing results to veterinary clinics. In 2021, the company added digital cytology testing to the Vetscan Imagyst platform and in 2022 the company added AI blood smear testing to the Vetscan Imagyst platform. In 2023, the company added AI dermatology and AI fecal for equine to the Vetscan Imagyst platform. As Zoetis continues to develop additional innovative applications for Vetscan Imagyst, it plans to seamlessly integrate even more new capabilities into the platform, helping veterinarians provide the best possible care for animals. Also in 2023, the company added Vetscan Mastigram+ for rapid, on-farm mastitis diagnosis for dairy cows.
Zoetis also entered the field of animal nutritionals with the acquisition of Platinum Performance in 2019. The acquisition brings us premium nutritional product formulas and a unique approach to the field of scientific wellness for horses, dogs and cats.
In 2022, the company completed the acquisition of Jurox, an animal health company based in Australia, which brings the company a range of companion animal and livestock products and provides the company with future growth opportunities, manufacturing capacity and increased capabilities in Australia. Also in 2022, the company acquired Basepaws, a petcare genetics company that provides pet owners with genetic tests, analytics and early health risk assessments, which help pet owners and veterinarians understand an individual pet’s risk for disease and helps Zoetis identify solutions to complex diseases by informing our research and innovation.
4 |

In 2023, the company completed the acquisition of PetMedix Ltd, a privately held research and development stage animal health biopharmaceutical company based in the U.K., which develops antibody-based therapeutics for companion animals. Also in 2023, the company completed the acquisition of adivo GmbH, a privately held research and development stage animal health biopharmaceutical company based in Germany.
In 2023, our two top-selling products and product lines, Simparica/Simparica Trio and Apoquel/Apoquel Chewable, contributed approximately 13% and 10%, respectively, of our revenue. Combined with our next three top-selling products and product lines, Cytopoint, Revolution/Revolution Plus/Stronghold and ceftiofur line, these five products and product lines contributed approximately 37% of our revenue. In 2023, our ten top-selling products and product lines contributed approximately 49% of our revenue. In 2023, we had 15 products and product lines with revenues of $100 million or more.
Our products and product lines that represented approximately 1% or more of our revenue in 2023, which comprise approximately 62% of our total revenue, are as follows (listed alphabetically by product category):
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
Dogs

Anti-infectives
Clavamox® / Synulox®	A broad-spectrum antibiotic and the first potentiated penicillin approved for use in dogs and cats	Cats, dogs
Convenia®	Anti-infective for the treatment of common bacterial skin infections that provides a course of treatment in a single injection	Cats, dogs

Parasiticides
ProHeart®	Prevents heartworm infestation; also for treatment of existing larval and adult hookworm infections	Dogs
Revolution® / Revolution® Plus / Stronghold® line	An antiparasitic for protection against fleas, heartworm disease and ear mites in cats and dogs; sarcoptic mites and American dog tick in dogs and roundworms and hookworms for cats	Cats, dogs
Simparica®/ Simparica Trio®	A monthly chewable tablet for dogs to control fleas and ticks; Simparica Trio, also a monthly chewable tablet, is a triple combination parasiticide that delivers all-in-one protection from fleas and ticks, as well as heartworm disease, roundworms and hookworms	Dogs

Other Pharmaceutical
Cerenia®	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs	Cats, dogs
LibrelaTM	An injectable monthly antibody therapy to alleviate osteoarthritis pain in dogs	Dogs
Rimadyl®	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs
Solensia®	An injectable monthly antibody therapy to alleviate osteoarthritis pain in cats	Cats

Dermatology
Apoquel® / Apoquel® Chewable	A selective inhibitor of the Janus Kinase 1 enzyme that controls pruritus associated with allergic dermatitis and control of atopic dermatitis in dogs at least 12 months of age	Dogs
Cytopoint®	An injectable to help reduce the clinical signs such as itching of atopic dermatitis in dogs of any age	Dogs

Animal Health Diagnostics
VetScan®	A portfolio of benchtop and handheld diagnostic instruments, rapid tests and associated consumables	Cats, dogs

5 |

Livestock products

Product / product line	Description	Primary species

Vaccines
Improvac® / Improvest® / Vivax®	Reduces boar taint, as an alternative to surgical castration and suppression of estrus in gilts	Swine
Rispoval® / Bovishield® line	Aids in preventing three key viruses involved with pneumonia in cattle (BRSV, PI3 virus and BVD), as well as other respiratory diseases, depending on formulation	Cattle
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

International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the U.S. accounted for 46% of our total revenue for the year ended December 31, 2023. Through our efforts to establish an early and direct presence in many emerging markets, such as Brazil, Chile, China and Mexico, emerging markets contributed 21% of our total revenue for the year ended December 31, 2023.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on diverse topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to those in human health. In certain markets, including the U.S., pet owners are taking a more active role in product purchasing decisions, and as a result we are increasingly investing in direct-to-consumer marketing efforts. As of December 31, 2023, our sales organization consisted of approximately 4,100 employees.
Our companion animal and livestock products are primarily available by prescription through a veterinarian. On a more limited basis, in certain markets, we sell certain products through retail and e-commerce outlets. We also market our products by advertising to veterinarians, livestock producers and pet owners.
Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. In certain markets, we also sell certain companion animal products through retail and e-commerce outlets. We sell our livestock products primarily to veterinarians and livestock producers, including beef and dairy farmers as well as pork and poultry operators, in addition to third-party veterinary distributors and retail outlets who then typically sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 15% of total revenue for 2023.
6 |

Research and Development
Our R&D operations are comprised of a dedicated veterinary medicine R&D organization, external alliances and other operations focused on the development, registration and regulatory maintenance of our products. In addition, we have R&D operations focused on diagnostics, devices, data, digital and other technological innovation. We incurred R&D expenses of $614 million in 2023, $539 million in 2022 and $508 million in 2021.
Our R&D efforts are comprised of more than 300 programs and reflect our commitment to develop solutions for unmet needs and advance the current standards of care. We create new insights for predicting, preventing, detecting and treating health conditions that result in the development of new platforms of knowledge which become the basis for continuous innovation. Leveraging internal discoveries, complemented by diverse external research collaborations, results in the delivery of novel vaccine, pharmaceutical, biopharmaceutical, biodevice and diagnostic products and services to help our customers face their toughest challenges. While the development of new chemical, biopharmaceutical and biological entities through new product R&D plays a critical role in our growth strategies, a significant share of our R&D investment (including regulatory functions) is focused on product lifecycle innovation. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations, routes of administration and combinations, and by expanding usage into more countries. We also create opportunities by integrating product offerings to optimize solutions based on the totality of customer need.
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
As of December 31, 2023, we employed approximately 1,600 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Rutherford, Australia; Louvain-la-Neuve, Belgium; Campinas, Brazil; Suzhou, China; Farum, Denmark; Olot, Spain; and in the following U.S. locations: Union City, California; Charles City, Iowa; Kalamazoo, Michigan; Durham, North Carolina; and Lincoln, Nebraska. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; São Paulo, Brazil; Beijing, China; Puchheim, Germany; Thane, India; Oslo, Norway; Hong Ngu, Vietnam; Con Tho, Vietnam; Cambridge, U.K.; Torrance, California, Fort Collins, Colorado and College Station, Texas, U.S. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents, as appropriate.
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
We own the majority of these sites, with the exception of our facilities in Buellton, California (U.S.), Durham, North Carolina (U.S.), Klofta (Norway), Medolla (Italy), Melbourne (Australia), San Diego, California (U.S.), Union City, California (U.S.), Weibern (Austria) and Willow Island, West Virginia (U.S.), which are leased sites. In addition, a portion of our facilities in Tullamore (Ireland) are leased.
We regularly evaluate the adequacy of our manufacturing capabilities. We are currently in the process of expanding these capabilities at certain existing sites. Additionally, the company purchased a manufacturing site outside Atlanta, Georgia in 2023, where we plan to begin commercial production in the future.
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2023, this network was comprised of 109 CMOs, including those centrally-managed as well as locally-managed CMOs.
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
Our product portfolio enjoys the protection of approximately 5,880 granted patents and 1,490 pending patent applications, filed in more than 50 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the U.S., as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and are licensed to Zoetis.
Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. Below is a summary of our recent and upcoming key patent expirations.
•Patents relating to the active ingredient (tulathromycin) and formulation of Draxxin have expired in the majority of markets. Exceptions are the formulation patent that expires in November 2025 in Japan, and formulation and active ingredient patents in Brazil which expire in July and December 2025, respectively. Generic or other competing tulathromycin products are now marketed in most major markets as well as in many smaller markets. Additional marketing authorizations for generic tulathromycin products may be granted in various markets in the future. Sales of Draxxin have been negatively affected by generic competition in the markets where the patents have expired.
•All patents relating to the active ingredient of Excede/Naxcel (ceftiofur crystalline free acid) have expired. The patents covering the commercial formulation of Excede in the U.S., Japan and Brazil extend to July 2024, September 2026 and August 2027, respectively, but the corresponding patents in Europe, Canada and Australia expired in September 2021. The commercial method of administration patent relevant to the product line expired in March 2023 in the U.S., Europe and Australia, and will expire in March 2028 in Japan. Generic versions of Excede have entered the market in Brazil, Mexico and Russia. At this time, the market entry of a generic version of Excede in the U.S. is not anticipated before July 2024.
•All patents relating to Revolution/Stronghold containing selamectin as the sole active ingredient have expired. Generic versions of selamectin are now sold in markets including the U.S., Europe, Australia and Canada. Selamectin is one of the active ingredients in our combination parasiticide product, Revolution Plus/Stronghold Plus, which is separately patent protected.
•The patent for the active ingredient of Convenia (cefovecin sodium) has expired in all countries, the patents covering the commercial formulation expired in all countries in November 2022, except for the U.S., which expired in October 2023 and Brazil which will expire in November 2025.
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
We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 10,500 trademark applications and registrations in our market countries, identifying products and services dedicated to the care of companion animals and livestock.
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
United States Department of Agriculture (USDA). The regulatory body in the U.S. for veterinary vaccines is the USDA. The USDA's Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including certain immunotherapeutics and certain diagnostic products. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of
9 |

manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the agency requirements.
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
Zoetis is also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department, Customs and Border Protection within the Department of Homeland Security and the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). As a global animal health company, we conduct business in multiple jurisdictions throughout the world. This includes supplying medicines and medical products for use in Iran and shipment of products to Iran, and conducting related activities, in accordance with a general license issued by OFAC and in line with our corporate policies. As previously disclosed, we acquired Platinum Performance (Platinum) in August 2019. During the integration process, after the closing of the acquisition, we discovered that Platinum had initiated certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran. These sales were not conducted pursuant to a general license from OFAC and potentially violated the Iranian Transactions and Sanctions Regulations (ITSR) administered by OFAC. We submitted an initial voluntary disclosure to OFAC in February 2020 while our internal investigation was ongoing. After concluding our internal investigation, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding these transactions. In July 2023, OFAC provided a No Action letter confirming a final determination that no further action would be taken in the matter. To date, the Department of Justice has not responded. In addition, we are subject to a wide variety of state level regulations in the United States covering topics such as the environment, animal welfare and privacy.
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
Rest of world. Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy, and manufacturers' quality control procedures (to assure the consistency of the products), as well as company records and reports. With the exception of the EU, most other countries' regulatory agencies will generally refer to the FDA, USDA, EU and other international animal health entities, including the World Organization for Animal Health and Codex Alimentarius, in establishing standards and regulations for veterinary pharmaceuticals, immunotherapies and vaccines.
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
Human Capital Management
As of December 31, 2023, we had approximately 14,100 employees worldwide, which included approximately 6,900 employees in the U.S. and approximately 7,200 in other jurisdictions. We view the strength of our leadership team and our talented colleagues around the world as critical components of our past and future success. We remain committed to being a company our colleagues can be proud of and one where they can thrive. We achieve this by attracting, retaining and developing the best talent in the industry through our focus on workplace culture and engagement, diversity, equity and inclusion (DE&I), talent recruitment, development and retention, benefits and compensation, and employee well-being, health and safety. The Human Resources Committee of our Board of Directors is responsible for overseeing talent development, DE&I, and employee engagement programs and policies, and the Quality and Innovation Committee regularly reviews employee health and safety metrics.
Some of our employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in particular jurisdictions, including a small number of employees in the U.S.
Workplace Culture and Employee Engagement
We have established the following Core Beliefs that are the foundation of the commitments we make to each other, our customers and our stakeholders every day:
•Our Colleagues Make the Difference
•Always Do the Right Thing
•Customer Obsessed
•Run It Like You Own It
•We are One Zoetis
11 |

We value responsibility and integrity. Our Code of Conduct contains general guidelines for conducting business with the highest ethical standards. We are committed to an environment where open, honest communications are the expectation, not the exception. We have an Open Door Policy where colleagues are encouraged to present ideas, concerns, questions, issues or suggestions directly to any level of leadership within Zoetis, without fear of retaliation.
We assess colleague engagement and key drivers enabling organizational performance by regularly conducting employee engagement surveys. Our engagement rate, as measured by favorable responses to qualitative questions about alignment with Zoetis objectives and employment with Zoetis, was 86% in 2023. We are proud to continue to have an engagement rate in the high eighties for the last three years. Insights from the Company’s engagement survey are used to develop both company-wide and business function level organizational and talent development plans.
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
Our DE&I focus and commitment begins with our leadership team of diverse backgrounds, experiences and ethnicities (for example, 64% of the executive team, including our Chief Executive Officer, are women), and it is demonstrated in our support of our colleagues and industry. We are committed to accelerating inclusion, equity and more diverse representation across the company. In May 2021, we released our first Sustainability Report, which included aspirations for change to make Zoetis and our industry more inclusive, including the following specific aspirations focused on increasing the representation of underrepresented groups within our company by the end of 2025 (as compared to 2020):
•Increase representation of women at the director level and above globally from 32% to 40%;
•Increase overall representation among people of color in the U.S. from 21% to 25%;
•Increase representation of Black colleagues in the U.S. from 4% to 5%; and
•Increase representation of Latinx colleagues in the U.S. from 5% to 6%.
We continue to make great strides towards achieving these aspirations. In addition, we offer nine Colleague Resource Groups, which are an important catalyst to foster a diverse, inclusive environment, while positively impacting our business and community. In 2023, we continued to offer DE&I training globally to all our employees.
Talent Recruitment, Development and Retention
We employ a variety of career development, employee benefits, policies and compensation programs designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for diverse needs including generous parental leave policies and expanded adoption, fertility and surrogacy benefits for all colleagues equitably. We have internal programs designed to develop and retain talent, including a talent development portal, mentoring programs, career planning resources, leadership development programs, and performance management and training programs. In particular, our R&D team recruits scientists and research and development personnel from universities and scientific associations and forums and leverages a variety of R&D-specific talent tools. Our global voluntary attrition rate decreased from 10% in 2022 to 8% in 2023.
Compensation and Benefits
We strive to support our colleagues’ well-being and enable them to achieve their best. Our compensation and benefits programs are designed to support colleague well-being including physical and mental health, financial wellness, and family and lifestyle resources. We recognize the diverse needs of our colleagues around the world and have developed comprehensive programs that vary by country and region to best address them. In the U.S., these benefits include flexible work arrangements, educational assistance, mental health support, and inclusive family-friendly benefits like fully paid parental leave, including for adoptions, parents of all genders and same sex partners, as well as fertility and surrogacy benefits. To support colleague well-being and work life balance, we continue to offer enhanced childcare benefits and flexible work arrangements to aid our colleagues in managing their work and family responsibilities.
We are proud of our continuing record as a top employer, as recognized by esteemed publications and organizations around the world.
Employee Health and Safety
We are committed to ensuring a safe working environment for our employees and our Global Environmental Health and Safety (EHS) Policy standards define EHS performance requirements for all sites, procedures and recommended practices. Our sites have injury prevention programs, and we strive to build a best-in-class safety culture. Our procedures emphasize the importance of investigating causes of injuries and action plans to be implemented to mitigate potential recurrence.
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
Age 52
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
Age 51
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
Age 51
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
Ester Banque
Age 54
Executive Vice President and President, U.S. Operations
Ms. Banque has served as our Executive Vice President and President, U.S. Operations since July 2023. Ms. Banque joined Zoetis from Bristol-Meyers Squibb (BMS) where she most recently served as Senior Vice President and General Manager of U.S. Hematology and Cell Therapy. Prior to that she was Senior Vice President and Head of International Markets. Before joining BMS, Ms. Banque spent 25 years at Novartis where she held a variety of roles with increasing responsibility.
Jamie Brannan
Age 51
Executive Vice President and Group President International Operations, Aquaculture and Global Diagnostics
Mr. Brannan has served as our Executive Vice President and Group President International Operations, Aquaculture and Global Diagnostics since November 2022. He served as our President of International Operations from June 2021 to November 2022. He served as our Senior Vice President of the U.K., Ireland and Nordics Cluster from 2016 to 2021. Mr. Brannan joined Zoetis from Mölnlycke Health Care where he most recently served as the Surgical Business Director and General Manager for the U.K. and Ireland.
Heidi C. Chen
Age 57
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
Rimma Driscoll
Age 51
Executive Vice President and Head of Global Strategy, Commercial and Business Development, and Global BioDevices
Ms. Driscoll has served as our Executive Vice President and Head of Global Strategy, Commercial and Business Development since November 2022. She also has had oversight for the company’s Global BioDevices business since February 2023. Previously, she served as our Senior Vice President, Business Development from January 2020 to November 2022. She served as our Vice President, Business Development and Commercial Alliances from 2016 to January 2020. Ms. Driscoll joined Zoetis in February 2016, from Procter & Gamble Company, where she worked for more than 20 years running Global Business Development, Mergers & Acquisitions and Alliance organizations for their consumer healthcare and pharmaceuticals businesses.
13 |

Jeannette Ferran Astorga
Age 49
Executive Vice President, Corporate Affairs, Communications and Chief Sustainability Officer
Ms. Ferran Astorga has served as our Executive Vice President, Corporate Affairs, Communications and Chief Sustainability Officer since January 2022 and also serves as President of the Zoetis Foundation. She joined Zoetis in September 2020 as Vice President, Head of Sustainability. Prior to joining Zoetis, Ms. Ferran Astorga was Vice President of Corporate Responsibility at the Ascena Retail Group where she served since 2015 leading the global team responsible for strategic enterprise initiatives, including supply chain compliance, sustainability, diversity and inclusion, and corporate philanthropy. Ms. Ferran Astorga held a variety of leadership roles with increasing responsibility at ANN INC., a women’s fashion retail company that was acquired by Ascena Retail Group.
Roxanne Lagano
Age 59
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
Age 56
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
Age 55
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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2023 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:
•environmental-related capital expenditures - approximately $15 million; and
•other environmental-related expenditures - approximately $19 million.
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
Also available on our website is information relating to corporate governance at Zoetis and our Board of Directors, including as follows: our Corporate Governance Principles; Zoetis Code of Conduct (for all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Controller); Board Committees membership and Committee Charters; and ways to communicate by email with our Directors. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Zoetis Inc., 10 Sylvan Way, Parsippany, New Jersey 07054. Information relating to shareholder services is also available on our website. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards affecting our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Controller on our website as promptly as practicable, as may be required under applicable SEC and New York Stock Exchange (NYSE) rules.
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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2023 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.
15 |

Item 1A. Risk Factors.
In addition to the other information set forth in this 2023 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include standalone animal health businesses, start-up companies working in the animal health area and the animal health businesses of large pharmaceutical companies. These competitors may have access to greater financial, marketing, technical and other resources or have significant market share in particular areas. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. In recent years, there has been an increase in consolidation in the animal health industry, which could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to a decrease in our revenue and profitability and an increase in competition.
To the extent that any of our competitors are more successful with respect to any key competitive factor or we are forced to reduce, or are unable to raise, the price of any of our products in order to remain competitive, our operating results and financial condition could be materially adversely affected.
Our results of operations are dependent upon the success of our top-selling products.
If any of our top-selling products or product lines experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects, manufacturing or supply chain disruptions, regulatory proceedings, labeling changes, negative publicity, changes to veterinarian or customer preferences, and/or disruptive innovations or the introduction of competing and/or more effective products, our revenues could be negatively impacted, perhaps significantly. For example, our five top-selling products and product lines, Simparica/Simparica Trio, Apoquel/Apoquel Chewable, Cytopoint, Revolution/Revolution Plus/Stronghold and ceftiofur line, contributed approximately 37% of our revenue in 2023, and any issues with these top-selling products and product lines would have a more significant impact to our results of operations.
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
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed
16 |

subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country. As a result, we face competition from lower-priced generic alternatives to many of our products that no longer have patent protection. In certain circumstances, we have been forced to lower our prices and provide discounts or rebates in order to compete with generic products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable and Draxxin products. In the years since the start of generic and other competition, sales of our Rimadyl chewable and Draxxin products have declined in the U.S., the largest market for these products, by 33% and 47%, respectively, and additional declines are expected in subsequent years.
If animal health customers increase their use of new or existing generic products, our operating results and financial condition could be materially adversely affected.
Our business is subject to risk based on global economic and political conditions.
Macroeconomic, business, political and financial disruptions, including public health crises or pandemics, such as COVID-19, could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers may be affected directly by economic downturns and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers or goods from our suppliers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions, public health conditions, sanctions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns and geopolitical instability may cause shortages in veterinary healthcare workers or some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Moreover, customers may seek lower price alternatives to our products if they are negatively impacted by the current poor economic conditions. Russia’s invasion of Ukraine, the conflict between Israel and Hamas (including any escalation or expansion), economic weakness in China, the COVID-19 pandemic, as well as inflation, are examples of recent global economic conditions that could have an adverse effect on our operating results, financial condition and liquidity.
Infectious disease outbreaks, pandemics, sanctions, geopolitical instability and widespread fear of spreading disease through human contact can cause disruptions to or negatively impact our customers’ and our distributors’ business operations, which could materially adversely affect our operating results. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurances that such procedures and measures will effectively limit such risks and avoid losses.
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
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. Companion animal owners increasingly have the option to purchase animal health products and, in some cases, veterinary services from sources other than veterinarians, such as internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years and has been accelerated by the increase in e-commerce during the COVID-19 pandemic. Companion animal owners also could decrease their reliance on, and visits to, veterinarians as they rely more on internet-based animal health information. Because we primarily market our companion animal products through the veterinarian distribution channel, any decrease in visits to veterinarians by companion animal owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, companion animal owners may substitute human health products for animal health products if human health products are deemed to be lower-cost alternatives.
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
17 |

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
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was less than $950 million for the year ended December 31, 2023.
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
18 |

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
Weather conditions, including excessive cold or heat, natural disasters, floods, droughts and other events, could negatively impact our livestock customers by impairing the health or growth of their animals or the production or availability of feed. Such events could also interfere with our livestock customers’ operations due to power outages, fuel shortages, damage to their farms or facilities or disruption of transportation channels, among other things. For example, severe droughts can lead to a decrease in harvested corn and higher corn prices, which may impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices may contribute to reductions in herd or flock sizes that may result in reduced spending on animal health products. Adverse weather conditions and natural disasters may also have a material adverse impact on the aquaculture business. In the event of a natural disaster, adverse weather conditions, or a shortage of fresh water, veterinarians or livestock producers may purchase less of our products and our operating results and financial condition could be materially adversely affected.
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
We operate in many regions, countries and communities around the world where our businesses, and our activities and the activities of our customers and suppliers, could be disrupted by climate change. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our and our customers’ and suppliers’ businesses. Increased temperatures and rising water levels may negatively impact our livestock customers by increasing the prevalence of parasites and diseases that affect food animals. In addition, changes in water temperatures could affect the timing of reproduction and growth of various fish species, and trigger the outbreak of certain water borne diseases. The physical changes caused by climate change may also prompt changes in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations, particularly those in the livestock industry, through climate-related impacts such as increased air and water temperatures, rising water levels and increased incidence of disease in livestock. In addition, concerns regarding greenhouse gas emissions and other potential environmental impacts of livestock production have led to some consumers opting to limit or avoid consuming animal products. If such events affect our customers’ businesses, they may purchase fewer Zoetis products, and our revenues may be negatively impacted. Such climate driven changes could have a material adverse impact on the financial performance of our business, and on our customers.
The impacts from climate change may also impact Zoetis’ and our suppliers’ manufacturing processes. For example, ample amounts of clean water are needed to produce our products, and the effects from climate change could result in water supply interruptions and low water quality. In addition, increased frequency of natural disasters and adverse weather conditions as a result of climate change may disrupt our manufacturing processes or our supply chain. These disruptions may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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
We depend on the efforts of our executive officers and certain key personnel, including research, technical, sales, security, marketing, manufacturing and administrative personnel. Our ability to recruit and retain such talent will depend on a number of factors, including compensation and benefits, work location and work environment. From time to time there may be shortages of skilled labor, which may make it more difficult for us to attract and retain qualified employees or lead to increased labor costs. In addition, we generally do not enter into employment agreements with our executive officers and other key personnel. If we cannot effectively recruit and retain qualified executives and employees, we may not be able to maintain or expand our operations, or our business could be otherwise adversely affected and could, at least temporarily, have a material adverse effect on our operating results and financial condition.
We may be required to write down goodwill or identifiable intangible assets.
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2023, we had goodwill of $2.8 billion and identifiable intangible assets, less accumulated amortization, of $1.3 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2023, we had a global manufacturing network consisting of 29 manufacturing sites located in 12 countries. We also employ a network of 109 third-party CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, during the COVID-19 pandemic we have experienced challenges in manufacturing certain products including Simparica Trio, and the component parts of certain products including Librela and Solensia, that have impacted our ability to meet customer demand. As a result, we have had to take certain measures including placing limits on the amounts of product veterinarians could purchase and delayed the launch of the product in certain markets.
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
20 |

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
21 |

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
The OFAC at the U.S. Treasury Department and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), and similar agencies in other countries and territories outside the U.S., administer certain laws and regulations that restrict its persons and, in some instances, extraterritorial persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to economic sanctions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. For example, we sell limited humanitarian animal health products, including medicines, diagnostics and vaccines, to Russia and Iran, in compliance with economic sanctions affecting these countries. Violations of sanctions regulations may be punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment, which could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees and agents. For example, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran potentially in violation of the ITSR administered by OFAC. The sales were made by our Platinum Performance business, which we acquired in August 2019. In July 2023, OFAC provided a No Action letter confirming a final determination that no further action would be taken in the matter. The U.S. Department of Justice has not responded to date.
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
There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. The EU recently adopted the European Sustainability Reporting Standards (ESRS) and the Corporate Sustainability Reporting Directive (CSRD) that will require disclosure by EU entities, including certain EU subsidiaries of non-EU entities, regarding the risks and opportunities arising from environmental, social and corporate governance issues, and on the impact of companies' activities on people and the environment. Similarly, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. In the U.S., there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change, including the climate change disclosure rules from the SEC that are expected to be finalized in 2024. Such regulation could take several forms that could result in additional costs in the form of investments of capital to maintain compliance with laws and regulations and taxes. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.
We are also subject to chemical regulation in the United States and internationally. For example, governmental authorities in the United States are increasingly focused on preventing environmental contamination from per and polyfluoroalkyl substances (PFAS), which may be contained in certain of our products. For example, the state of Maine requires reporting of intentionally added PFAS in products, and the sale in Maine of any products containing intentionally added PFAS will be prohibited after January 1, 2030 (subject to certain exceptions to be promulgated by the Maine Department of Environmental Protection). In addition, federal and state governments and agencies are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction and/or phase-out of PFAS products.
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
Our products have been approved for use under specific circumstances for the treatment of certain diseases and conditions in specific species. There may be increased risk of product liability claims and other liability if veterinarians, livestock producers, pet owners or others attempt to use our products off-label, including the use of our products in species (including humans) for which they have not been approved. In addition, certain of our products are regulated by the U.S. Drug Enforcement Administration as controlled substances because of their potential to be misused or abused by humans, which could expose us to liability. For example, Ketamine, the active pharmaceutical ingredient in our Ketaset product (a nonnarcotic, nonbarbiturate agent for anesthetic use in cats), is classified as a Schedule III drug under the Controlled Substances Act due to its moderate to low potential for physical and psychological dependence. Furthermore, the use of our products for indications other than those indications for which our products have been approved may not be effective, which could harm our reputation and lead to an increased risk of litigation. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any of our products for off-label use, such agency could request that we modify our training or promotional materials and practices and we could be subject to significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Additionally, if we fail to maintain effective controls against diversion of our products that are classified as controlled substances, we could be subject to significant fines and penalties as well as reputational damage. Any of these events could materially adversely affect our operating results and financial condition.
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
Our Driven to Care sustainability program includes various ESG aspirations and goals. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation. Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements and rulings affecting ESG and diversity standards or disclosures, (3) our ability to recruit, develop and retain diverse talent in our labor markets, and (4) the impact of our organic growth and acquisitions or dispositions of businesses or operations.
The standards for tracking and reporting on ESG matters and continue to evolve. Our processes and controls may not always align with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards that may be required by the SEC, European Union and other regulators may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
23 |

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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2023, we generated approximately 43% of our revenue in currencies other than the U.S. dollar, principally the euro, Brazilian real, Australian dollar, Chinese renminbi, British pound and Canadian dollar. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates, including changes in countries with highly inflationary economies, between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
24 |

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
For example, the Organisation for Economic Co-operation and Development (OECD) is continuing to work on fundamental changes in the allocation of profits among tax jurisdictions in which companies do business (Pillar One), as well as the implementation of a global minimum tax (Pillar Two). Global minimum tax legislation has been proposed and/or enacted in various jurisdictions. These two pillars combined represent a significant change in the international tax regime, and there is risk of an adverse impact to our effective tax rate, but the amount of such impact remains uncertain at this time.
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
Risks related to information technology
We may be unable to adequately protect our information technology systems from cyberattacks, breaches of security or misappropriation of data, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
Our reputation as a global leader in animal health and our reliance on complex information systems and digital solutions make us inherently vulnerable to malicious cyber intrusion and attack. In addition, we have been investing in data and digital capabilities and have expanded our diagnostics portfolio, and as a result, there could be an increased likelihood of a cyberattack or breach of security that could negatively impact us or our customers. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware, denial-of-service attacks, and other means to threaten data confidentiality, integrity and availability. In addition, despite our efforts to protect sensitive, confidential or personal data or information, we (or our third party partners) may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or
25 |

destruction of information (including confidential business information, trade secrets, intellectual property and corporate strategic plans), defective products, production downtimes and operational disruptions.
In support of our flexible work environment, many of our workforce work either part-time or full-time remotely, which could increase risks associated with cybersecurity, information technology and systems which could have a material adverse effect on our business.
The costs imposed on us as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cybersecurity measures, litigation, regulatory investigations, fines, and sanctions, lost revenues from business interruption, damage to the public’s perception regarding our ability to keep our information secure and significant remediation costs. As a result, a cyberattack or network disruption could have a material adverse effect on our business, financial condition, and operating results.
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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2023, we had approximately $6.7 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
26 |

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
27 |

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
As a global leader in animal health, we are reliant on complex information systems and digital solutions that make us inherently vulnerable to malicious cyber intrusion and attack. In addition, we have been expanding our data and digital capabilities including in our diagnostics portfolio, and as a result, there could be an increased likelihood of a cyberattack or breach of security that could negatively impact us or our customers. Despite the presence of these risks, to date, the identified risks of cybersecurity threats (including as a result of any previous cybersecurity incidents) have not materially affected, and are not reasonably likely to materially affect, us or our business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Cybersecurity Program
As part of our risk management processes, we have an enterprise-wide cybersecurity program aligned to the NIST Cybersecurity Framework. Our program is a risk-based program designed to protect our information systems through multiple defenses and layers of security, commonly referred to as a “Defense in Depth” approach. Key elements of our program include:
Independent Third-Party Assessments
We engage an independent third party to conduct assessments of our cybersecurity program approximately every 18 months. This independent third-party assessment includes an evaluation of our cybersecurity controls based on the NIST Cybersecurity Framework.
Training
We have an information security training program that includes: monthly awareness articles, a phishing training program (with reports reviewed by the Executive Team), a Security Ambassador program for additional training and awareness for individuals in high risk roles, required and optional training modules in our Learning Management System, and quarterly security-focused podcasts.
Incident Response Procedure
We have a 24/7 managed Security Operations Center (SOC) for escalation of any critical events, including cybersecurity incidents. In the event of an incident, we use an Incident Response procedure leveraging NIST Standard 800-61 standards that we have customized for Zoetis. Additionally, we have in place disaster recovery and business continuity practices designed to provide for continuous business operations for our customers in the event of a cybersecurity incident. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured.
Third Party Onboarding
We depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information systems and have a third-party risk management program and assessment process for onboarding third parties.
Management’s Role in Risk Oversight
Our information security team includes our Executive Vice President, Chief Digital & Technology Officer; our Vice President, Chief Information Officer; and our Head of Technology Risk, Compliance and Chief Information Security Officer. Our Executive Vice President, Chief Digital and Technology Officer has over 20 years of information technology experience. She was the Chief Information Officer for key business units at an S&P 500 healthcare company, and was that company’s first Chief Information Security Officer, where she led the strategy and execution to secure products, devices, manufacturing systems and information across businesses. She holds a master’s degree in computer science and a master’s degree in business applications of information and technology. Our Vice President, Chief Information Officer has over 20 years of experience in technology and digital leadership roles at large public companies and holds a bachelor’s degree in information systems. Our Head of Technology Risk, Compliance and Chief Information Security Officer has over 20 years of experience in information security, and holds a bachelor’s degrees in computer science and biology.
We have established a cybersecurity governance program with clear roles for the executive management team as well as oversight by the Board of Directors and the Audit Committee. The Zoetis information security team provides regular cyber threat intelligence briefings to management and provides updates to our senior executives on the status of the Company’s security measures and our efforts to identify and mitigate risks from cybersecurity threats. The Zoetis information security team also works closely with the Zoetis Legal team, including the Chief Privacy Officer, to further enhance incident response procedures. For example, we have a corporate crisis management plan in place to govern our response to corporate crises, which could include cyber incidents, and we conduct periodic simulated programs to ensure readiness. This plan also includes a standard framework for categorization of incidents based on risk level and severity, and requires escalation to Zoetis senior management and/or the Audit Committee of the Board of Directors if certain severity levels are met.
Role of the Board of Directors and Committees
The Board of Directors maintains an active role in the oversight of material risks. The Board of Directors utilizes its various Committees to oversee certain key risks, and has delegated responsibility to the Audit Committee for oversight of the Company’s enterprise risk management process and information security risk management program. Management, with oversight from the Zoetis Board of Directors, is responsible for the Company’s assessment and management of exposure to risk. The Audit Committee of the Board of Directors is also responsible for oversight of compliance with disclosure requirements under applicable laws and regulations, and would be consulted prior to the disclosure of any material cybersecurity incident.
The Zoetis information security team regularly provides an information security dashboard to the Audit Committee, covering the most active and relevant threats to Zoetis, relevant trends, and any notable events. At least twice annually, the Zoetis information security team presents updates to the Audit Committee with respect to the information security program, including the status of our security measures and our efforts to identify and mitigate information security risks. The Audit Committee also regularly reviews certain data privacy and cybersecurity metrics as part of the compliance update presented to the Audit Committee.
28 |

In addition, the Chief Information Security Officer presents updates at least annually to the Board of Directors with respect to the information security program, including the results of our independent, third-party assessment. The Board of Directors also participates in annual table-top exercises involving simulated data security incidents and the Company’s responses to those incidents.
Item 2. Properties.
We have approximately 190 owned and leased properties, amounting to approximately 13.5 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D facility is our owned U.S. research and development site located in Kalamazoo, Michigan, which represents approximately 1.6 million square feet. None of our other non-manufacturing sites are more than 0.3 million square feet. The largest manufacturing site in our global manufacturing network is our manufacturing site located in Kalamazoo, Michigan, which represents approximately 0.6 million square feet. No other site in our global manufacturing network is more than 0.6 million square feet. In addition, our global manufacturing network continues to be supplemented by 109 CMOs.
Our corporate headquarters are located at 10 Sylvan Way, Parsippany, New Jersey 07054. Our operations extend internationally to 57 countries.
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
29 |

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock have been listed on the NYSE (symbol ZTS) since February 1, 2013. Prior to that time, there was no public market for our stock.
As of February 9, 2024, there were 457,867,115 shares of our common stock outstanding, held by 1,574 shareholders of record.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Purchases of Equity Securities by the Issuer
On December 7, 2021, our Board of Directors authorized a multi-year share repurchase program of up to $3.5 billion of our outstanding common stock. As of December 31, 2023, there was $1.5 billion remaining under this authorization.
The program does not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act), through repurchase agreements established with several brokers.
Issuer purchases of equity securities for the three months ended December 31, 2023 were as follows:

	Issuer Purchases of Equity Securities(b)
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2023	621,480	$167.90	619,842	$1,626,212,036
November 1 - November 30, 2023	312,415	$165.78	311,950	$1,574,494,738
December 1 - December 31, 2023	419,971	$189.76	418,966	$1,494,864,468
Total	1,353,866	$174.19	1,350,758	$1,494,864,468
(a)     The company repurchased 3,108 shares during the three-month period ended December 31, 2023, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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
30 |

Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the five fiscal years beginning with the close of trading on December 31, 2018 and ending December 31, 2023. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes an investment of $100 on December 31, 2018, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, were reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Zoetis Inc.	$100	$155.71	$195.83	$290.34	$175.64	$238.70
S&P 500 Index	$100	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Pharmaceuticals Index	$100	$115.09	$123.75	$155.62	$168.77	$169.33
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
A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 14, 2023 (our “2022 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov.
Overview of our business
We are a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health. For over 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from veterinarians and pet owners to livestock farmers and ranchers.
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
A summary of our 2023 performance compared with the comparable 2022 and 2021 periods follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Revenue	$8,544	$8,080	$7,776	6	4
Net income attributable to Zoetis	2,344	2,114	2,037	11	4
Adjusted net income(a)	2,457	2,297	2,240	7	3
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
32 |

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
The overall economic environment
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, an economic downturn and high inflation. Growth in both the livestock and companion animal sectors is driven by overall economic development and related growth, particularly in many emerging markets. In the past, certain of our customers and suppliers have been affected directly by shortages in veterinary healthcare workers and economic downturns or inflation, which decreased the demand for our products and, in some cases, hindered our ability to collect amounts due from customers.
The cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products is intended to improve livestock producers’ economic outcomes. As a result, demand for our products has historically been more stable than demand for other production inputs. Similarly, industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care. Each of these factors, plus our broad and innovative portfolio, contributes to our ability to incorporate inflationary challenges into our product pricing and mitigate the impact on our results. While these factors have mitigated the impact of prior downturns in the global economy, economic challenges, including an economic downturn and inflation, could increase cost sensitivity among our customers, which may result in reduced demand for our products, which could have a material adverse effect on our operating results and financial condition.
Competition
The animal health industry is highly competitive. Although our business is the largest based on revenue in the animal health industry (which includes medicines, vaccines and diagnostics), we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. In recent years, there has been an increase in consolidation in the animal health industry. There are also many start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines, vaccines and diagnostics industry in the future. We also compete with companies that produce generic products, following our products’ loss of exclusivity in a given market. For example, Draxxin currently competes with generic products in key markets including the U.S., Europe, Canada, Mexico and Australia. Since 2021, the first year of generic competition, sales of Draxxin declined by 47% in the U.S., its largest market, and additional declines are expected in subsequent years. For more information regarding the generic competition we expect to encounter as patents on certain of our key products expire, see Item 1. Business – Intellectual Property.
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
Product development initiatives
Our future success depends on both our existing product portfolio and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We believe we are an industry leader in animal health R&D, with a track record of generating new products and product lifecycle innovation. The majority of our R&D programs focus on new products. However, we also continue to invest in lifecycle innovation, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new combinations and reformulations. In addition to traditional medicines and vaccines, we develop products across additional categories to address the needs of veterinarians and producers to predict, prevent, detect and treat conditions in both companion animals and livestock, including products and services in diagnostics, genetics, precision animal health and digital and data analytics.
Changing distribution channels for companion animal products
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. However, in the U.S. and certain other markets, companion animal owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years and has been accelerated by the increase in e-commerce during the COVID-19 pandemic. We believe the ability of pet owners to purchase our products online and from retail
33 |

stores may increase pet owner compliance and result in increased sales. However, over time, we may be unable to sustain our current margins due to the increased purchasing power of such retailers as compared to traditional veterinary practices.
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
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. Antibacterials refer to small molecules that can be used to treat or prevent bacterial infections and are a sub-categorization of the products that make up our anti-infectives and medicated feed additives portfolios. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. In addition, consumer preferences in some markets have impacted the use of antibacterials in food producing animals. Such restrictions and consumer preferences in some cases may negatively impact sales of our antibacterial products, but in other instances may increase sales of our products that can be used as antibacterial alternatives. Our total revenue attributable to antibacterials for livestock was less than $950 million for the year ended December 31, 2023.
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
For example, drought conditions could negatively impact, among other things, the supply of corn and the availability of grazing pastures. A decrease in harvested corn results in higher corn prices, which could negatively impact the profitability of livestock producers of cattle, pork and poultry. Higher corn prices and reduced availability of grazing pastures contribute to reductions in herd or flock sizes that in turn result in less spending on animal health products. As such, a prolonged drought could have an adverse impact on our operating results and financial condition.
Adverse weather conditions, natural disasters and climate change may also impact the aquaculture business. Changes in water temperatures could affect the timing of reproduction and growth of various fish species, as well as trigger the outbreak of certain waterborne diseases.
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2023, approximately 43% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2023, approximately 57% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
34 |

Our strategic pillars
Our vision is to be the most trusted and valued animal health company, shaping the future of animal care through our innovation, customer obsession and purpose-driven colleagues. We have a global presence in both developed and emerging markets and across eight core species. We intend to grow our business by pursuing the following core strategies:
•Lead through innovation across our diverse portfolio - We seek to define the future of animal health by delivering new products and solutions as well as lifecycle innovations across the continuum of care that spans from disease prediction and prevention to detection and treatment. We are focused on innovating across vaccines, pharmaceuticals, diagnostics, genetics, biodevices, and other product segments, and across all core species. Our internal R&D capabilities are differentiators, but we also collaborate across both academia and industry to ensure we are bringing the best possible innovations to our customers;
•Deliver an exceptional experience to delight our customers - We believe that our customers' success is our success and that the best way to realize that success is by enabling veterinarians, livestock producers and pet owners to provide the best possible care for animals. We are focused on providing greater value to our customers through the integration and connectedness of our portfolio and by reducing frictions in the way they engage with us and our products and solutions;
•Power our business through digital solutions and data insights - We believe that digital and data have surpassed the stage of enablement and are now core decision drivers for the future of animal health. We are leaders in the translation of digital solutions and data insights to positive outcomes for our customers and for the animals they care for, whether for better identification of health care solutions in pets or improved production capabilities in livestock;
•Support a workplace where our colleagues can thrive - We view the strength of our leadership team and our talented colleagues around the world as a critical component of our past and future success. We believe that by focusing on colleague well-being and inclusion and providing all of our colleagues with supportive tools, training and environment that we are best positioned to succeed. With that, our colleagues are committed to our purpose, our customers and each other. We are committed to maintaining a workplace culture that attracts, retains and develops the best talent in the industry;
•Advance sustainability in animal health for a better future - As the world’s leading animal health company, our business purpose is well aligned with our social purpose. We strive to make a meaningful difference in society through the three pillars of our sustainability approach: (1) by caring and collaborating with our customers, colleagues, and communities, and the animals that depend on them by improving access to care for animals and by supporting the veterinary profession; (2) by leveraging our innovation capabilities to develop solutions that improve productivity, keep animals healthy, and fight emerging infectious diseases; and (3) by taking actions to protect our planet that reduce our footprint on the environment; and
•Perform with excellence and agility - We recognize the increasing uncertainty in our industry and more broadly across the world. While we aim to improve our ability to predict, we more importantly aim to be proactive in how effectively we manage our resources and how quickly we can redeploy focus to emerging themes or priorities. We actively: (1) review and manage our resource; (2) continuously improve key operational processes; and (3) ensure strategic focus on our core business.
Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for operations outside the U.S., for which the financial information is included in our consolidated financial statements for the fiscal year ended November 30 for each year presented.
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines, vaccines and diagnostic products and services used to treat and protect companion animals and livestock. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2023, our two top-selling products and product lines, Simparica/Simparica Trio and Apoquel/Apoquel Chewable, each contributed approximately 13% and 10% of our revenue, respectively, and combined with our next three top-selling products and product lines, Cytopoint, Revolution/Revolution Plus/Stronghold and ceftiofur line, these five products and product lines contributed approximately 37% of our revenue. Our ten top-selling products and product lines contributed 49% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2023, see Item 1. Business—Products.
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
Restructuring charges and certain acquisition-related costs consist of all restructuring charges (those associated with cost reduction/productivity initiatives and those associated with acquisition activity), as well as costs associated with acquiring and integrating businesses. Restructuring charges
35 |

are associated with employees, assets and activities that will not continue in the company. Acquisition-related costs are associated with acquiring and integrating acquired businesses and may include transaction costs and expenditures for consulting and the integration of systems and processes.
Other (income)/deductions—net consists of various items, primarily net (gains)/losses on business sales and divestitures, as well as asset disposals, interest income, royalty-related income, foreign exchange translation (gains)/losses and certain asset impairment charges.
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
36 |

uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Estimates and Assumptions.
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. Impairments of identifiable intangible assets other than goodwill, are recorded in Restructuring charges and certain acquisition-related costs and Other (income)/deductions—net, as applicable. We did not have any material intangible asset impairment charges for the years ended December 31, 2023, 2022 and 2021.
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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets ($141 million as of December 31, 2023). IPR&D assets are higher-risk assets given the uncertain nature of R&D activity.
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
We test goodwill for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or by performing a periodic quantitative assessment. In 2023, we performed a qualitative impairment assessment as of September 30, 2023, which did not result in the impairment of goodwill associated with any of our reporting units. In 2022, we performed a periodic quantitative impairment assessment as of September 30, 2022, which did not result in the impairment of goodwill associated with any of our reporting units.
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
37 |

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

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Revenue	$8,544	$8,080	$7,776	6	4
Costs and expenses:
Cost of sales(a)	2,561	2,454	2,303	4	7
% of revenue	30.0%	30.4%	29.6%
Selling, general and administrative expenses(a)	2,151	2,009	2,001	7	—
% of revenue	25%	25%	26%
Research and development expenses(a)	614	539	508	14	6
% of revenue	7%	7%	7%
Amortization of intangible assets(a)	149	150	161	(1)	(7)
Restructuring charges and certain acquisition-related costs	53	11	43	*	(74)
Interest expense, net of capitalized interest	239	221	224	8	(1)
Other (income)/deductions—net	(159)	40	48	*	(17)
Income before provision for taxes on income	2,936	2,656	2,488	11	7
% of revenue	34%	33%	32%
Provision for taxes on income	596	545	454	9	20
Effective tax rate	20.3%	20.5%	18.2%
Net income before allocation to noncontrolling interests	2,340	2,111	2,034	11	4
Less: Net loss attributable to noncontrolling interests	(4)	(3)	(3)	33	—
Net income attributable to Zoetis	$2,344	$2,114	$2,037	11	4
% of revenue	27%	26%	26%
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
38 |

Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
U.S.	$4,555	$4,313	$4,042	6	7
International	3,911	3,681	3,652	6	1
Total operating segments	8,466	7,994	7,694	6	4
Contract manufacturing & human health	78	86	82	(9)	5
Total Revenue	$8,544	$8,080	$7,776	6	4
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Companion animal	$5,576	$5,203	$4,689	7	11
Livestock	2,890	2,791	3,005	4	(7)
Contract manufacturing & human health	78	86	82	(9)	5
Total Revenue	$8,544	$8,080	$7,776	6	4
2023 vs. 2022
Total revenue increased by $464 million, or 6%, in 2023 compared with 2022 reflecting operational revenue growth of $579 million, or 7%. Operational revenue growth was primarily due to the following:
•price growth of approximately 5%; and
•volume growth from new products of approximately 2%.
Foreign exchange decreased our reported revenue growth by approximately 1%.
Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Cost of sales	$2,561	$2,454	$2,303	4	7
% of revenue	30.0%	30.4%	29.6%
2023 vs. 2022
Cost of sales as a percentage of revenue was 30.0% in 2023, compared with 30.4% in 2022. The decrease was primarily as a result of:
•price increases;
•lower freight costs; and
•favorable foreign exchange,
partially offset by:
•unfavorable manufacturing and other costs;
•inventory obsolescence, scrap and other charges; and
•unfavorable product mix.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Selling, general and administrative expenses	$2,151	$2,009	$2,001	7	—
% of revenue	25%	25%	26%
2023 vs. 2022
SG&A expenses increased by $142 million, or 7%, in 2023 compared with 2022, primarily as a result of:
•compensation-related costs and the resulting increases in office expenses and travel and entertainment expenses;
•higher charitable contributions;
•higher freight and logistics costs due to increased sales volume; and
•technology project investments,
partially offset by:
•favorable foreign exchange; and
•the reduced impact of purchase accounting adjustments.
39 |

Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Research and development expenses	$614	$539	$508	14	6
% of revenue	7%	7%	7%
2023 vs. 2022
R&D expenses increased by $75 million, or 14%, in 2023 compared with 2022, primarily as a result of:
•an increase in certain compensation-related costs to support innovation and portfolio progression;
•higher other operating costs; and
•higher spend in project investments.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Amortization of intangible assets	$149	$150	$161	(1)	(7)
2023 vs. 2022
Amortization of intangible assets decreased in 2023 compared with 2022 primarily due to asset impairments taken in 2023 and 2022, as well as assets that became fully amortized in the current year, partially offset by intangible assets acquired during 2023 and 2022.
Restructuring charges and certain acquisition-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Restructuring charges and certain acquisition-related costs	$53	$11	$43	*	(74)
* Calculation not meaningful.
2023 vs. 2022
Restructuring charges and certain acquisition-related costs were $53 million and $11 million in 2023 and 2022, respectively. Restructuring charges and certain acquisition-related costs in 2023 primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives, as well as costs related to recent acquisitions. Restructuring charges and certain acquisition-related costs in 2022 primarily consisted of integration and acquisition costs related to recent acquisitions, employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets and asset impairment charges related to the consolidation of manufacturing sites in China.
For additional information regarding restructuring charges and acquisition-related costs, see Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Interest expense, net of capitalized interest	$239	$221	$224	8	(1)
2023 vs. 2022
Interest expense, net of capitalized interest, increased by $18 million, or 8%, in 2023 compared with 2022, primarily as a result of higher interest rates on the $1.35 billion aggregate principal amount of our 2022 senior notes issued in November 2022 as compared to the $1.35 billion aggregate principal amount of our 2013 senior notes redeemed in February 2023, upon maturity, partially offset by lower average debt balances in 2023 compared to 2022, as well as an increase in capitalized interest and higher gains on foreign exchange derivative instruments.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Other (income)/deductions—net	$(159)	$40	$48	*	(17)
* Calculation not meaningful.
2023 vs. 2022
The change in Other (income)/deductions—net is primarily as a result of higher interest income in the current period due to higher interest rates on cash balances denominated in the U.S. dollar, a gain on the sale of a majority interest in our pet insurance business and royalty-related income that was predominantly associated with a settlement received from a third-party for underpayment of royalties related to prior periods, partially offset by higher foreign currency losses and certain asset impairment charges primarily related to our precision animal health and diagnostics businesses.
40 |

Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Provision for taxes on income	$596	$545	$454	9	20
Effective tax rate	20.3%	20.5%	18.2%
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
2023 vs. 2022
Our effective tax rate was 20.3% for 2023, compared with 20.5% for 2022. The lower effective tax rate for 2023 was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income, a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher net discrete tax expense in 2023, mainly related to changes to prior years' tax positions. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Operating Segment Results
The mix of revenue between companion animal and livestock products was as follows:

				% Change
				23/22			22/21
					Related to			Related to
	Year Ended December 31,				Foreign Exchange			Foreign Exchange
(MILLIONS OF DOLLARS)	2023	2022	2021	Total		Operational	Total		Operational
U.S.
Companion animal	$3,529	$3,341	$2,990	6	—	6	12	—	12
Livestock	1,026	972	1,052	6	—	6	(8)	—	(8)
	4,555	4,313	4,042	6	—	6	7	—	7
International
Companion animal	2,047	1,862	1,699	10	(2)	12	10	(9)	19
Livestock	1,864	1,819	1,953	2	(5)	7	(7)	(7)	—
	3,911	3,681	3,652	6	(3)	9	1	(8)	9
Total
Companion animal	5,576	5,203	4,689	7	(1)	8	11	(3)	14
Livestock	2,890	2,791	3,005	4	(2)	6	(7)	(5)	(2)
Contract manufacturing & human health	78	86	82	(9)	1	(10)	5	(2)	7
	$8,544	$8,080	$7,776	6	(1)	7	4	(4)	8
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				23/22			22/21
					Related to			Related to
	Year Ended December 31,				Foreign Exchange			Foreign Exchange
(MILLIONS OF DOLLARS)	2023	2022	2021	Total		Operational	Total		Operational
U.S.	$2,863	$2,763	$2,569	4	—	4	8	—	8
International	2,037	1,990	1,948	2	(2)	4	2	(10)	12
Total reportable segments	4,900	4,753	4,517	3	(1)	4	5	(5)	10
Other business activities	(496)	(424)	(406)	17			4
Reconciling Items:
Corporate	(1,042)	(1,073)	(1,052)	(3)			2
Purchase accounting adjustments	(159)	(160)	(175)	(1)			(9)
Acquisition-related costs	(9)	(5)	(12)	80			(58)
Certain significant items	33	(56)	(73)	*			(23)
Other unallocated	(291)	(379)	(311)	(23)			22
Income before income taxes	$2,936	$2,656	$2,488	11			7
* Calculation not meaningful.
2023 vs. 2022
U.S. operating segment
U.S. segment revenue increased by $242 million, or 6%, in 2023 compared with 2022, of which $188 million resulted from growth in companion animal products and $54 million growth in livestock products.
41 |

•Companion animal revenue growth was primarily due to our mAb products for OA pain, Librela and Solensia, as well as increased sales of key dermatology, small animal parasiticides, small animal vaccines and small animal diagnostics, partially offset by lower sales of anti-infective products. Strong growth in the second, third and fourth quarters was partially offset by the first quarter impacts of distributor de-stocking across the portfolio, as well as purchases in the fourth quarter of 2022 ahead of expected price increases and promotional activities.
•Livestock revenue growth was due to cattle and poultry, partially offset by a decline in swine. Sales of cattle products grew due to increased sales of cattle implants, higher volume of anti-infective products and improved supply of key products. Sales of products in our poultry portfolio grew due to increases in vaccines, medicated feed additives and biodevices. Sales of swine products declined due to decreased disease prevalence.
U.S. segment earnings increased by $100 million, or 4%, in 2023 compared with 2022, primarily due to higher revenue, partially offset by higher cost of sales, operating expense growth and certain asset impairment charges related to acquired intangible assets.
International operating segment
International segment revenue increased by $230 million, or 6%, in 2023 compared with 2022. Operational revenue growth was $346 million, or 9%, reflecting growth of $228 million in companion animal products and $118 million in livestock products.
•Companion animal operational revenue growth was primarily due to increased sales of our mAb products for OA pain, Librela and Solensia, as well as small animal parasiticides and key dermatology, partially offset by lower sales of vaccine products.
•Livestock operational revenue growth was due to increased sales of cattle, poultry, fish and sheep products. Sales of cattle products grew due to price and improved supply of key products. Sales of poultry products grew due to market growth, demand generation efforts and price in key poultry markets. Growth in our fish portfolio was primarily the result of increased sales of vaccines across key salmon markets, primarily Norway, partially offset by lower sales in Chile. Sales of sheep products grew primarily as a result of the acquisition of Jurox.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $116 million, or 3%, primarily driven by fluctuations in the Argentine peso, Chinese renminbi, Australian dollar, Turkish lira and Japanese yen.
International segment earnings increased by $47 million, or 2%, in 2023 compared with 2022. Operational earnings growth was $88 million, or 4%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
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
2023 vs. 2022
Other business activities net loss increased by $72 million, or 17%, in 2023 compared with 2022, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation, an increase in operating costs and higher project investments, as well as lower earnings in our human health business, partially offset by favorable foreign exchange.
Reconciling items
Reconciling items include certain costs that are not allocated to our operating segments results, such as costs associated with the following:
•Corporate, which includes certain costs associated with information technology, facilities, legal, finance, human resources, business development, certain diagnostics costs and communications, among others. These costs also include certain compensation costs, certain procurement costs, and other miscellaneous operating expenses that are not charged to our operating segments, as well as interest income and expense;
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
2023 vs. 2022
Corporate expenses decreased by $31 million, or 3%, in 2023 compared with 2022, primarily associated with favorable foreign exchange, higher interest income and a settlement received from a third-party for underpayment of royalties related to prior periods, partially offset by higher compensation-related costs, investments in information technology and higher interest expense.
Other unallocated expenses decreased by $88 million, or 23%, in 2023 compared with 2022, primarily due to lower manufacturing costs and freight charges, partially offset by unfavorable foreign exchange, as well as inventory obsolescence, scrap and other charges.
See Notes to Consolidated Financial Statements— Note 19. Segment Information for further information.
42 |

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
43 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
GAAP reported net income attributable to Zoetis	$2,344	$2,114	$2,037	11	4
Purchase accounting adjustments—net of tax	127	120	136	6	(12)
Acquisition-related costs—net of tax	7	4	10	75	(60)
Certain significant items—net of tax	(21)	59	57	*	4
Non-GAAP adjusted net income(a)	$2,457	$2,297	$2,240	7	3
* Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income was 20.1%, 20.3% and 18.6% in 2023, 2022 and 2021, respectively.
The lower effective tax rate for 2023, compared with 2022, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income, a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher net discrete tax expense in 2023, mainly related to changes to prior years’ tax positions. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
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
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2023	2022	2021	23/22	22/21
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$5.07	$4.49	$4.27	13	5
Purchase accounting adjustments—net of tax	0.28	0.26	0.29	8	(10)
Acquisition-related costs—net of tax	0.02	0.01	0.02	*	(50)
Certain significant items—net of tax	(0.05)	0.12	0.12	*	—
Non-GAAP adjusted EPS—diluted	$5.32	$4.88	$4.70	9	4
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Interest expense, net of capitalized interest	$239	$221	$224
Interest income	(103)	(50)	(6)
Income taxes	618	583	511
Depreciation	302	266	236
Amortization	36	40	37
44 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Purchase accounting adjustments:
Amortization and depreciation	$153	$160	$175
Cost of sales	6	—	—
Total purchase accounting adjustments—pre-tax	159	160	175
Income taxes(a)	32	40	39
Total purchase accounting adjustments—net of tax	127	120	136
Acquisition-related costs:
Integration costs	3	4	10
Transaction costs	4	1	—
Restructuring costs	2	—	2
Total acquisition-related costs—pre-tax	9	5	12
Income taxes(a)	2	1	2
Total acquisition-related costs—net of tax	7	4	10
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	44	8	24
Certain asset impairment charges(c)	24	47	46
Net loss on sale of assets	—	—	3
Net gain on sale of businesses(d)	(101)	—	—
Other	—	1	—
Total certain significant items—pre-tax	(33)	56	73
Income taxes(a)	(12)	(3)	16
Total certain significant items—net of tax	(21)	59	57
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$113	$183	$203
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
    Income taxes in Certain significant items also includes:
•For 2023, a benefit from the tax loss on the divestiture of Performance Livestock Analytics, partially offset by a tax expense related to changes to prior years’ tax positions with regard to the one-time mandatory deemed repatriation tax under the Tax Cuts and Jobs Act.
•For 2022, a tax expense related to changes in valuation allowances related to impairments of certain assets and changes in uncertain tax positions.
(b)    For 2023, primarily represents employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
For 2022, primarily represents employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as product transfer costs.
For 2021, primarily represents employee termination costs associated with the realignment of our international operations and other costs associated with cost-reduction and productivity initiatives.
(c)    For 2023, primarily represents certain asset impairment charges related to our precision animal health and diagnostics businesses included in Other (income)/deductions-net, Cost of sales and Restructuring charges and certain acquisition related costs.
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
45 |

The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Cost of sales:
Purchase accounting adjustments	$10	$6	$6
Inventory write-offs	2	4	2
Other	1	4	6
Total Cost of sales	13	14	14

Selling, general & administrative expenses:
Purchase accounting adjustments	21	29	30
Total Selling, general & administrative expenses	21	29	30

Research & development expenses:
Purchase accounting adjustments	1	1	1
Total Research & development expenses	1	1	1

Amortization of intangible assets:
Purchase accounting adjustments	127	124	138
Total Amortization of intangible assets	127	124	138

Restructuring charges and certain acquisition-related costs:
Integration costs	3	4	10
Transaction costs	4	1	—
Employee termination costs	41	3	17
Asset impairments	1	2	13
Exit costs	4	1	3
Total Restructuring charges and certain acquisition-related costs	53	11	43

Other (income)/deductions—net:
Net loss on sale of assets	—	—	3
Asset impairments	21	41	31
Net gain on sale of businesses	(101)	—	—
Other	—	1	—
Total Other (income)/deductions—net	(80)	42	34

Provision for taxes on income	22	38	57

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$113	$183	$203
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
Analysis of the Consolidated Balance Sheets
December 31, 2023 vs. December 31, 2022
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts Receivable, less allowance for doubtful accounts increased primarily as a result of higher net sales in the period, partially offset by the timing of customer payments.
Inventories increased primarily as a result of inventory build-up to support production for the forecasted demand of certain products, including new product launches. See Notes to Consolidated Financial Statements - Note 11. Inventories.
Other current assets increased primarily due to the recognition of the deferral of a prepaid tax benefit in connection with a prepayment from a related foreign entity in Belgium, the jurisdictional netting of income taxes receivable and income taxes payable, as well as an increase in collateral posted related to derivative contracts, partially offset by the mark-to-market adjustment of derivative instruments.
46 |

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
Other noncurrent assets increased primarily due to the retained noncontrolling investment following the sale of a majority interest in our pet insurance business, capitalized cloud computing arrangements implementation costs and the addition of a financing lease.
Dividends payable increased as a result of an increase in the dividend rate for the first quarter 2024 dividend, which was declared on December 7, 2023.
Accrued compensation and related items increased primarily due to the accrual of 2023 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees, as well as the timing of the bi-weekly payroll, partially offset by the payments of 2022 annual incentive bonuses and sales incentive bonuses, as well as savings plan contributions to eligible employees.
Other noncurrent liabilities increased primarily due to the net increase in purchase price liabilities associated with acquisitions and the addition of a financing lease obligation, partially offset by the mark-to-market adjustment of derivative instruments.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity and Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Analysis of the Consolidated Statements of Cash Flows

	Year Ended December 31,			$ Change
(MILLIONS OF DOLLARS)	2023	2022	2021	23/22	22/21
Net cash provided by (used in):
Operating activities	$2,353	$1,912	$2,213	$441	$(301)
Investing activities	(777)	(883)	(458)	106	(425)
Financing activities	(3,109)	(904)	(1,862)	(2,205)	958
Effect of exchange-rate changes on cash and cash equivalents	(7)	(29)	(12)	22	(17)
Net (decrease)/increase in cash and cash equivalents	$(1,540)	$96	$(119)	$(1,636)	$215
Operating activities
2023 vs. 2022
Net cash provided by operating activities was $2,353 million in 2023 compared with $1,912 million in 2022. The increase in operating cash flows was primarily attributable to higher net income as adjusted by non-cash items, higher inventory build-up of certain products in the prior year period for increased demand and to mitigate potential supply constraints and the timing of receipts and payments in the ordinary course of business.
Investing activities
2023 vs. 2022
Net cash used in investing activities was $777 million in 2023 compared with $883 million in 2022. The net cash used in investing activities for 2023 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds on the sale of a majority interest in our pet insurance business and net proceeds from derivative instrument activity. The net cash used in investing activities for 2022 was primarily attributable to capital expenditures and acquisitions partially offset by net proceeds from derivative instrument activity.
Financing activities
2023 vs. 2022
Net cash used in financing activities was $3,109 million in 2023 compared with $904 million in 2022. The net cash used in financing activities for 2023 was primarily attributable to the repayment at maturity of the $1.35 billion aggregate principal amount of our 2013 senior notes due 2023 in February 2023, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for 2022 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds from the issuance of senior notes in November 2022 and proceeds in connection with the issuance of common stock under our equity incentive plan.
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
47 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,
(MILLIONS OF DOLLARS)	2023	2022
Cash and cash equivalents	$2,041	$3,581
Accounts receivable, net(a)	1,304	1,215
Short-term borrowings	3	2
Current portion of long-term debt	—	1,350
Long-term debt	6,564	6,552
Working capital	4,454	4,339
Ratio of current assets to current liabilities	3.36:1	2.37:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the years ended December 31, 2023 and 2022, the number of days that accounts receivables were outstanding have remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of December 31, 2023 and December 31, 2022. There were no amounts drawn under the credit facility as of December 31, 2023 or December 31, 2022.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2023, we had access to $56 million of lines of credit which expire at various times and are generally renewed annually. There were $3 million of borrowings outstanding related to these facilities as of December 31, 2023 and $2 million borrowings outstanding related to these facilities as of December 31, 2022.
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
Contractual obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include long-term debt, including interest obligations, purchase obligations, lease commitments, other liabilities, benefit plan obligations and uncertain tax positions. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments, Note 18. Commitments and Contingencies, Note 10. Leases, Note 6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives, Note 14. Benefit Plans and Note 8. Tax Matters for further information on material cash requirements from known contractual and other obligations.
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
48 |

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
Pension obligations
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012, and liabilities associated with our employees under these plans were retained by Pfizer. As part of the separation from Pfizer, Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier), for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with the employee matters agreement, Zoetis was responsible for payment of three-fifths of the total cost of the service credit continuation ($38 million) for these plans. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and will be paid in equal installments over a period of 10 years. As of December 31, 2023, there are no remaining payments due to Pfizer.
As part of the separation from Pfizer, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of $7 million to these plans in 2024.
As of December 31, 2023, the supplemental savings plan liability was $51 million.
For additional information, see Notes to Consolidated Financial Statements— Note 14. Benefit Plans.
Share repurchase program
In December 2021, our Board of Directors authorized a $3.5 billion share repurchase program. As of December 31, 2023, there was $1.5 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During 2023, 6.3 million shares were repurchased for $1.1 billion, which excludes a $10 million accrual for excise tax on net share repurchases.
49 |

Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2023 and 2022, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
See Note 3. Significant Accounting Policies in the Notes to Consolidated Financial Statements for discussion of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects or expected effects on our consolidated financial position, results of operations and cash flows.
50 |

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
•unanticipated safety, quality or efficacy concerns or issues about our products;
•the decline in global economic conditions, including the conflict between Israel and Hamas (including any escalation or expansion), economic weakness in China and inflation;
•the economic, political, legal and business environment of the foreign jurisdictions in which we do business;
•consolidation of our customers and distributors;
•changes in the distribution channel for companion animal products;
•disruptive innovations and advances in medical practices and technologies;
•an outbreak of infectious disease carried by animals;
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
•illegal distribution and/or sale of our products or the misuse or off-label use of our products;
•legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns, laws and regulations regarding data privacy, commercial disputes and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products;
•fluctuations in foreign exchange rates and potential currency controls;
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
•a cyberattack, information security breach or other misappropriation of our data;
•failure to generate sufficient cash to service our substantial indebtedness; and
•the other factors set forth under “Risk Factors” in Item 1A of Part I of this 2023 Annual Report.
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
Foreign exchange risk
Our primary net foreign currency translation exposures are the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi and euro. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities.
We use foreign exchange derivative instruments designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. These foreign exchange derivative instruments serve to offset the foreign currency translation risk from certain of our foreign operations.
Our foreign exchange derivative instruments at December 31, 2023 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the amount recorded in cumulative translation adjustment (CTA) within Accumulated other comprehensive loss related to our net investment hedge would increase or decrease, respectively, by approximately $82 million. The change in value recorded to CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations but are not designated as hedges.
Our foreign currency forward-exchange contracts at December 31, 2023 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the fair value of these contracts would decrease or increase, respectively, by $11 million. The foreign currency gains and losses on the assets and liabilities are recorded in Other (income)/deductions-net. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of December 31, 2023, because we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% Senior Notes due 2028 and our 2.00% Senior Notes due 2030, a portion of the fixed-rate interest payable on these senior notes effectively became variable based on SOFR. At December 31, 2023, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility.
By entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon SOFR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of December 31, 2023, if SOFR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $3 million, as it relates to our fixed to floating interest rate swap agreements. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments.
In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. A 100-basis point increase or (decrease) in SOFR-based interest rates would have resulted in a increase or (decrease) in the fair value of our forward-starting interest rate swaps by $6 million and $(7) million, respectively at December 31, 2023.
At December 31, 2023, our cash equivalents were primarily invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate.
52 |

Item 8. Financial Statements and Supplementary Data.

53 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 3 and 8D in the consolidated financial statements, the Company’s tax positions are subject to examination by local taxing authorities in each respective tax jurisdiction, and the resolution of such examinations may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. The Company accounts for income tax contingencies using a benefit recognition model. If a tax position is more likely than not (more than a 50% likelihood) to be sustained upon examination, based solely on the technical merits of the position, a benefit is recognized. As of December 31, 2023, the Company has recorded gross unrecognized tax benefits of $209 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process. This included controls related to (a) interpretation of relevant tax law, (b) evaluation of which of the Company’s tax positions may not be sustained upon examination, and (c) estimation of the gross unrecognized tax benefits. We involved tax professionals, with specialized skills and knowledge, who assisted in:
■evaluating the Company’s interpretation of relevant tax laws and the potential impact on the unrecognized tax benefits by developing an independent assessment of the tax position’s more likely than not to be sustained under examination determination as well as the estimate of the amount of the gross unrecognized tax benefit, if any, based on our understanding and interpretation of tax laws,
■reading and evaluating the tax opinion, and
■assessing the Company’s transfer pricing policies for compliance with applicable laws and regulations.
54 |

Deductions from revenue related to the rebates accrual for the U.S. segment
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates as a deduction from revenue when the related revenue is recognized. Included in the rebates accrual are estimated revenue deductions for future payments to distributors, clinics, veterinarians and pet owners under various programs offered by the Company. The volume of varied rebate programs offered, each with varying terms and conditions covering how the rebate is measured and earned, requires the Company to estimate the accrual using a number of inputs from multiple sources. Accruals for deductions from revenue are recorded as either a reduction in accounts receivable or within accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in accounts receivable as of December 31, 2023 are approximately $301 million and accruals for deductions from revenue included in accrued expenses are approximately $323 million. These amounts include rebate accruals for both the U.S. and international segments.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebate accrual process for the U.S. segment. This included controls related to the identification of revenue transactions subject to a rebate and the relevance and reliability of information used in the estimated rebates accrual. We identified and considered the relevance, reliability and sufficiency of sources of data used by the Company in developing the estimate. We tested the estimate of the rebates accrual for a sample of U.S. programs, using a combination of Company internal data, historical information, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company. We evaluated the historical accuracy of the Company’s U.S. rebates accrual by comparing the previously recorded accrual as of December 31, 2022 to the actual amount that ultimately was paid by the Company during 2023.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Short Hills, New Jersey
February 13, 2024

55 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 13, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 13, 2024
56 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2023	2022	2021
Revenue	$8,544	$8,080	$7,776
Costs and expenses:
Cost of sales(a)	2,561	2,454	2,303
Selling, general and administrative expenses(a)	2,151	2,009	2,001
Research and development expenses(a)	614	539	508
Amortization of intangible assets	149	150	161
Restructuring charges and certain acquisition-related costs	53	11	43
Interest expense, net of capitalized interest	239	221	224
Other (income)/deductions––net	(159)	40	48
Income before provision for taxes on income	2,936	2,656	2,488
Provision for taxes on income	596	545	454
Net income before allocation to noncontrolling interests	2,340	2,111	2,034
Less: Net loss attributable to noncontrolling interests	(4)	(3)	(3)
Net income attributable to Zoetis Inc.	$2,344	$2,114	$2,037
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$5.08	$4.51	$4.29
Diluted	$5.07	$4.49	$4.27
Weighted-average common shares outstanding:
Basic	461.172	468.891	474.348
Diluted	462.269	470.385	476.717
Dividends declared per common share	$1.557	$1.350	$1.075
(a)    Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.

57 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Net income before allocation to noncontrolling interests	$2,340	$2,111	$2,034
Other comprehensive loss, net of tax(a):
Unrealized (losses)/gains on derivatives for cash flow hedges, net of tax of $(2), $26 and $5 for the years ended December 31, 2023, 2022 and 2021, respectively	(5)	86	19
Unrealized (losses)/gains on derivatives for net investment hedges, net of tax of $(7), $11 and $13 for the years ended December 31, 2023, 2022 and 2021, respectively	(23)	36	42
Foreign currency translation adjustments, net	—	(188)	(101)
Benefit plans: Actuarial gains, net of tax of $2, $6 and $3 for the years ended December 31, 2023, 2022 and 2021, respectively	6	13	6
Total other comprehensive loss, net of tax	(22)	(53)	(34)
Comprehensive income before allocation to noncontrolling interests	2,318	2,058	2,000
Less: Comprehensive loss attributable to noncontrolling interests	(4)	(3)	(3)
Comprehensive income attributable to Zoetis Inc.	$2,322	$2,061	$2,003
(a)    Presented net of reclassification adjustments, which are not material in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the Consolidated Statements of Income.

58 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2023	2022
Assets
Cash and cash equivalents(a)	$2,041	$3,581
Accounts receivable, less allowance for doubtful accounts of $18 in 2023 and $19 in 2022	1,304	1,215
Inventories	2,564	2,345
Other current assets	434	365
Total current assets	6,343	7,506
Property, plant and equipment, less accumulated depreciation of $2,594 in 2023 and $2,297 in 2022	3,204	2,753
Operating lease right of use assets	230	220
Goodwill	2,759	2,746
Identifiable intangible assets, less accumulated amortization	1,338	1,380
Noncurrent deferred tax assets	206	173
Other noncurrent assets	206	147
Total assets	$14,286	$14,925

Liabilities and Equity
Short-term borrowings	$3	$2
Current portion of long-term debt	—	1,350
Accounts payable	411	405
Dividends payable	198	174
Accrued expenses	683	682
Accrued compensation and related items	382	300
Income taxes payable	110	157
Other current liabilities	102	97
Total current liabilities	1,889	3,167
Long-term debt, net of discount and issuance costs	6,564	6,552
Noncurrent deferred tax liabilities	146	142
Operating lease liabilities	188	186
Other taxes payable	271	258
Other noncurrent liabilities	237	217
Total liabilities	9,295	10,522
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 458,367,358 and 463,808,059 shares outstanding at December 31, 2023 and 2022, respectively	5	5
Treasury stock, at cost, 43,523,885 and 38,083,184 shares of common stock at December 31, 2023 and 2022, respectively	(5,597)	(4,539)
Additional paid-in capital	1,133	1,088
Retained earnings	10,295	8,668
Accumulated other comprehensive loss	(839)	(817)
Total Zoetis Inc. equity	4,997	4,405
Equity attributable to noncontrolling interests	(6)	(2)
Total equity	4,991	4,403
Total liabilities and equity	$14,286	$14,925
(a)    As of December 31, 2023 and 2022, includes $2 million and $4 million, respectively, of restricted cash.
59 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

		Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
(MILLIONS OF DOLLARS, EXCEPT SHARE DATA)	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2020	501.9	$5	26.6	$(2,230)	$1,065	$5,659	$(730)	$4	$3,773
Net income/(loss)	—	—	—	—	—	2,037	—	(3)	2,034
Other comprehensive loss	—	—	—	—	—	—	(34)	—	(34)
Share-based compensation awards(a)	—	—	(1.3)	21	—	(1)	—	—	20
Treasury stock acquired(b)	—	—	4.0	(743)	—	—	—	—	(743)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(509)	—	—	(509)
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—			2,114	—	(3)	2,111
Other comprehensive loss	—	—	—		—	—	(53)	—	(53)
Share-based compensation awards(a)	—	—	(0.7)	7	17	(1)	—	—	23
Treasury stock acquired(b)	—	—	9.5	(1,594)	—	—	—	—	(1,594)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—		3	—	—	—	3
Dividends declared	—	—	—		—	(631)	—	—	(631)
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—	—	—	2,344	—	(4)	2,340
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Share-based compensation awards(a)	—	—	(0.9)	44	45	(1)	—	—	88
Treasury stock acquired(b)	—	—	6.3	(1,102)	—	—	—	—	(1,102)
Dividends declared	—	—	—	—	—	(716)	—	—	(716)
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
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
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program. For 2023, includes excise tax accrued on net share repurchases. For additional information, see Note 16. Stockholders' Equity.
(c)    Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 14. Benefit Plans.

60 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Operating Activities
Net income before allocation to noncontrolling interests	$2,340	$2,111	$2,034
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	491	465	448
Share-based compensation expense	60	62	58
Asset write-offs and asset impairments	46	53	47
Net gain on sale of businesses, excluding transaction costs	(118)	—	—
Provision for losses on inventory	115	76	46
Deferred taxes	(61)	(286)	(80)
Settlement of derivative contracts	—	114	—
Employee benefit plan contribution from Pfizer Inc.	—	3	3
Other non-cash adjustments	(8)	13	—
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(102)	(137)	(155)
Inventories	(361)	(486)	(366)
Other assets	(95)	35	(7)
Accounts payable	13	(29)	(17)
Other liabilities	67	(180)	227
Other tax accounts, net	(34)	98	(25)
Net cash provided by operating activities	2,353	1,912	2,213
Investing Activities
Capital expenditures	(732)	(586)	(477)
Acquisitions, net of cash acquired	(155)	(312)	(14)
Purchase of investments	(4)	(9)	(12)
Proceeds from derivative instrument activity, net	12	23	44
Proceeds from sale of businesses, net of cash sold	96	—	—
Net proceeds from sale of assets	4	1	2
Other investing activities	2	—	(1)
Net cash used in investing activities	(777)	(883)	(458)
Financing Activities
Increase/(decrease) in short-term borrowings, net	1	2	(4)
Principal payments on long-term debt	(1,350)	—	(600)
Proceeds from issuance of long-term debt—senior notes, net of discount	—	1,348	—
Payment of debt issuance costs	—	(10)	—
Payment of consideration related to previous acquisitions	(3)	(1)	(6)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	27	(38)	(35)
Purchases of treasury stock	(1,092)	(1,594)	(743)
Cash dividends paid	(692)	(611)	(474)
Net cash used in financing activities	(3,109)	(904)	(1,862)
Effect of exchange-rate changes on cash and cash equivalents	(7)	(29)	(12)
Net (decrease)/increase in cash and cash equivalents	(1,540)	96	(119)
Cash and cash equivalents at beginning of period	3,581	3,485	3,604
Cash and cash equivalents at end of period	$2,041	$3,581	$3,485

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$754	$638	$548
Interest, net of capitalized interest	295	242	253
Non-cash transactions:
Capital expenditures	$2	$3	$6
Dividends declared, not paid	198	174	154
Excise tax accrued on net share repurchases, not paid	10	—	—

61 |

ZOETIS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
Zoetis Inc. (including its subsidiaries, collectively, Zoetis, the company, we, us or our) is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health. We organize and operate our business in two geographic regions: the United States (U.S.) and International.
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, other pharmaceutical, anti-infectives, animal health diagnostics and medicated feed additives.
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
3. Significant Accounting Policies
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021 and December 2022, it issued subsequent amendments to the initial guidance: ASU No. 2021-01 and ASU No. 2022-06, Reference Rate Reform (Topic 848). The new guidance provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Adoption of the guidance is optional and effective as of March 12, 2020, but only available through December 31, 2024. During the first quarter of 2023, we adopted the guidance by executing amendments to our affected contracts that referenced LIBOR. The adoption did not have a material impact on our consolidated financial statements or related disclosures.
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
62 |

Leases
We determine if a contract contains a lease at inception. Leases are recorded as a right of use asset, as of the lease commencement date, in an amount equal to the present value of future payments over the lease term. A corresponding lease liability is also recorded. We have elected not to recognize right of use assets and lease liabilities for short-term leases of vehicles and equipment with a lease term of twelve months or less.
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
Our lease portfolio primarily consists of operating leases, in which fixed lease payments are recognized on a straight-line basis over the lease term. Operating lease assets are recorded within Operating lease right of use assets with the corresponding operating lease liabilities recorded within Other current liabilities and Operating lease liabilities on the Consolidated Balance Sheets. Finance lease assets are recorded within Other noncurrent assets with the corresponding finance lease liabilities recorded within Other current liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets. Variable payments are recognized in the period incurred. Variable lease payments include real estate taxes and charges for other non-lease services due to lessors that are not dependent on an index or rate and utilization based charges associated with fleet vehicles.
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
Accruals for deductions from revenue are recorded as either a reduction in Accounts receivable or within Accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in Accounts receivable as of December 31, 2023 and 2022 are approximately $301 million and $295 million, respectively. As of December 31, 2023, and 2022, accruals for deductions from revenue included in Accrued expenses are approximately $323 million and $285 million, respectively.
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities is recorded within Other current liabilities and Other noncurrent liabilities. Recognition of revenue occurs once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of December 31, 2022 and subsequently recognized as revenue during 2023 were approximately $5 million. Contract liabilities as of December 31, 2023 were approximately $11 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2023 is not material.
63 |

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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $281 million in 2023, $287 million in 2022 and $292 million in 2021.
Shipping and handling costs totaled approximately $101 million in 2023, $82 million in 2022 and $80 million in 2021.
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
64 |

•    For goodwill, we test for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a periodic quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2023 we performed a qualitative impairment assessment as of September 30, 2023, which did not result in the impairment of goodwill associated with any of our reporting units. In 2022, we performed a periodic quantitative impairment assessment as of September 30, 2022, which did not result in the impairment of goodwill associated with any of our reporting units.
Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of 5 to 10 years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $35 million and $57 million of internal-use software for the years ended December 31, 2023 and 2022, respectively. Depreciation expense for capitalized software was $75 million in 2023, $69 million in 2022 and $52 million in 2021.
In addition, we capitalize qualifying implementation costs under cloud computing arrangements (“CCA”). The capitalized CCA implementation costs are allocated between Other current assets and Other noncurrent assets on the accompanying Consolidated Balance Sheets based on the expected period that amortization will be recognized. CCA implementation costs are amortized using the straight-line method over the expected term of the related service contract.
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
65 |

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2023 and 2022, Accounts receivable, less allowance for doubtful accounts, of $1,304 million and $1,215 million, respectively, includes approximately $58 million and $71 million, respectively, of other receivables, such as trade notes receivable and royalty receivables, among others.
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
As of December 31, 2023 and 2022, accruals for asset retirement obligations are $28 million and $25 million, respectively, and are included in Other noncurrent liabilities.
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
66 |

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
•dermatology: products that relieve itch associated with allergic conditions and atopic dermatitis;
•other pharmaceutical: pain and sedation, antiemetic, reproductive, and oncology products;
•anti-infectives: products that kill or slow the growth of bacteria, fungi or protozoa;
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
67 |

The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
United States	$4,555	$4,313	$4,042
Australia	323	289	259
Brazil	393	330	312
Canada	255	238	232
Chile	140	141	136
China	320	382	357
France	142	126	132
Germany	202	176	183
Italy	121	111	115
Japan	158	173	186
Mexico	162	136	133
Spain	122	118	128
United Kingdom	277	235	234
Other developed markets	512	468	467
Other emerging markets	784	758	778
	8,466	7,994	7,694
Contract manufacturing & human health	78	86	82
Total Revenue	$8,544	$8,080	$7,776
Revenue exceeded $100 million in twelve countries outside the U.S. in 2023, 2022 and 2021. The U.S. was the only country to contribute more than 10% of total revenue in each year.
Revenue by major species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
U.S.
Companion animal	$3,529	$3,341	$2,990
Livestock	1,026	972	1,052
	4,555	4,313	4,042
International
Companion animal	2,047	1,862	1,699
Livestock	1,864	1,819	1,953
	3,911	3,681	3,652
Total
Companion animal	5,576	5,203	4,689
Livestock	2,890	2,791	3,005
Contract manufacturing & human health	78	86	82
Total Revenue	$8,544	$8,080	$7,776
68 |

Revenue by species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Companion Animal:
Dogs and Cats	$5,291	$4,939	$4,426
Horses	285	264	263
	5,576	5,203	4,689
Livestock:
Cattle	1,503	1,440	1,557
Swine	543	565	659
Poultry	524	476	507
Fish	220	212	187
Sheep and other	100	98	95
	2,890	2,791	3,005
Contract manufacturing & human health	78	86	82
Total Revenue	$8,544	$8,080	$7,776
Revenue by product category

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Parasiticides	$1,947	$1,860	$1,635
Vaccines	1,771	1,718	1,673
Dermatology	1,427	1,329	1,180
Other pharmaceuticals	1,280	1,043	966
Anti-infectives	1,057	1,081	1,215
Animal health diagnostics	376	353	374
Medicated feed additives	354	360	420
Other non-pharmaceuticals	254	250	231
	8,466	7,994	7,694
Contract manufacturing & human health	78	86	82
Total Revenue	$8,544	$8,080	$7,776
B. Other Revenue Information
Significant Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case, veterinarians then typically sell our products to pet owners. In certain markets, we also sell certain companion animal products through retail and e-commerce outlets. We sell our livestock products primarily to veterinarians and livestock producers, including beef and dairy farmers as well as pork and poultry operations, in addition to third-party veterinary distributors and retail outlets who then typically sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 15% of total revenue for 2023, and 14% of total revenue for 2022 and 2021.
5. Acquisitions and Divestitures
A. Acquisitions
During 2023, we acquired 100% of the issued share capital of PetMedix Ltd (PetMedix), a privately held research and development stage animal health biopharmaceutical company based in the U.K., which develops antibody-based therapeutics for companion animals. The purchase price included upfront cash consideration of $111 million, excluding $19 million of cash acquired, $5 million in cash withheld for customary post-closing adjustments, and contingent consideration up to $100 million based on the achievement of certain milestones. There are additional contingent payments to be made to the seller upon receipt of payments from a third party related to a preexisting collaboration arrangement between PetMedix and the third party. The initial fair value assessment of the contingent consideration and additional contingent payments is not material and the transaction did not have a material impact on our consolidated financial statements. We also completed the acquisition of adivo GmbH (adivo), a privately held research and development stage animal health biopharmaceutical company based in Germany. The transaction did not have a material impact on our consolidated financial statements.
During 2022, we completed the acquisition of Basepaws, a privately held petcare genetics company based in the U.S., which provides pet owners with genetic tests, analytics and early health risk assessments that can help manage the health, wellness and quality of care for their pets and helps Zoetis identify solutions to complex diseases by informing our research and innovation. We also completed the acquisition of NewMetrica, a privately held company based in Scotland, that provides scientifically-developed instruments to measure quality of life in companion animals. These transactions did not have a material impact on our consolidated financial statements.
69 |

During 2021, we entered into an agreement to acquire Jurox, a privately held animal health company based in Australia, which develops, manufactures and markets a wide range of veterinary medicines for treating companion animals and livestock. On September 30, 2022, after satisfying all customary closing conditions, including clearance from the Australian Competition and Consumer Commission, we completed the acquisition of Jurox. We acquired 100% of the outstanding shares for an aggregate cash purchase price of $226 million, which was adjusted to $240 million for cash and working capital and other adjustments as of the closing date. Net cash consideration transferred to the seller was $215 million during 2022 and $5 million during 2023. The transaction was accounted for as a business combination, with the assets acquired and liabilities assumed measured at their respective acquisition date fair values. The valuation was finalized during 2023. The table below presents the final fair values allocated to the assets and liabilities of Jurox as of the acquisition date:

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
B. Divestitures
During 2023, we received net cash proceeds of $93 million ($99 million sales proceeds, net of cash sold of $6 million) for the sale of a majority interest in our pet insurance business, Pumpkin Insurance Services. We recorded a net pre-tax gain of $101 million within Other (income)/deductions—net, which includes $24 million related to the remeasurement of our retained noncontrolling investment to fair value. We also completed the divestiture of Performance Livestock Analytics, part of our precision animal health business. This transaction did not have a material impact on our consolidated financial statements.
6. Restructuring Charges and Other Costs Associated with Acquisitions, Cost-Reduction and Productivity Initiatives
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with workforce reductions and site closings. In connection with our acquisition activity, we typically incur costs and charges associated with executing the transactions, integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the company, which may include charges related to employees, assets and activities that will not continue in the company. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as functions such as business technology, shared services and corporate operations.
70 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$3	$4	$10
Transaction costs(b)	4	1	—
Restructuring charges(c)(d):
Employee termination costs	41	3	17
Asset impairment charges	1	2	13
Exit costs	4	1	3
Total Restructuring charges and certain acquisition-related costs	$53	$11	$43
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
(c)    The restructuring charges for the year ended December 31, 2023 primarily relates to employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
    The restructuring charges for the year ended December 31, 2022 primarily relates to employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as asset impairment charges primarily related to the consolidation of manufacturing sites in China.
    The restructuring charges for the year ended December 31, 2021 primarily relates to the realignment of our international operations and other cost-reduction and productivity initiatives.
(d)    The restructuring charges are associated with the following:
•For the year ended December 31, 2023, Manufacturing/research/corporate of $22 million, U.S. of $3 million and International of $21 million.
•For the year ended December 31, 2022, Manufacturing/research/corporate of $2 million and International of $4 million.
•For the year ended December 31, 2021, Manufacturing/research/corporate of $21 million and International of $12 million.
The components of, and changes in, our restructuring accruals are as follows:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2020	$21	$—	$—	$21
Provision	17	13	3	33
Non-cash activity	—	(13)	—	(13)
Utilization and other(a)	(15)	—	(1)	(16)
Balance, December 31, 2021	$23	$—	$2	$25
Provision	3	2	1	6
Non-cash activity	—	(2)	—	(2)
Utilization and other(a)	(12)	—	(2)	(14)
Balance, December 31, 2022(b)	$14	$—	$1	$15
Provision	41	1	4	46
Non-cash activity	—	(1)	—	(1)
Utilization and other(a)	(23)	—	(2)	(25)
Balance, December 31, 2023(b)(c)	$32	$—	$3	$35
(a)    Includes adjustments for foreign currency translation.
(b)    At December 31, 2023 and 2022, included in Accrued Expenses ($26 million and $5 million, respectively) and Other noncurrent liabilities ($9 million and $10 million, respectively).
(c)    Includes contractual obligations of $26 million, of which payments are expected to be approximately $25 million in 2024 and $1 million thereafter.
71 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Royalty-related income(a)	$(37)	$(4)	$(10)
Interest income	(105)	(50)	(6)
Identifiable intangible asset impairment charges(b)	35	39	27
Other asset impairment charges	1	7	3
Net gain on sale of businesses(c)	(101)	—	—
Net loss on sale of assets	—	—	3
Foreign currency loss(d)	47	62	27
Other, net	1	(14)	4
Other (income)/deductions—net	$(159)	$40	$48
(a)    For 2023, predominantly associated with a settlement received from a third-party for underpayment of royalties related to prior periods.
(b)    For 2023, primarily represents certain asset impairment charges related to our precision animal health and diagnostics businesses. For 2022, primarily represents asset impairment charges related to customer relationships and developed technology rights in our diagnostics, poultry, cattle and swine businesses. For 2021, primarily represents asset impairment charges related to developed technology rights and trademarks in our dairy cattle, diagnostics and aquatic health businesses.
(c)    Primarily relates to the gain on sale of a majority interest in our pet insurance business.
(d)    Primarily driven by costs related to hedging and exposures to certain developed and emerging market currencies.
8. Tax Matters
A. Taxes on Income
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
United States	$1,636	$1,645	$1,308
International	1,300	1,011	1,180
Income before provision for taxes on income	$2,936	$2,656	$2,488
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
United States:
Current income taxes:
Federal	$341	$514	$311
State and local	35	81	35
Deferred income taxes:
Federal	(40)	(198)	(84)
State and local	25	(49)	(10)
Total U.S. tax provision	361	348	252
International:
Current income taxes	281	235	188
Deferred income taxes	(46)	(38)	14
Total international tax provision	235	197	202
Provision for taxes on income	$596	$545	$454

72 |

Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory income tax rate	21%	21%	21%
State and local taxes, net of federal benefits	1.6	0.9	0.8
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(a)	0.9	0.1	0.1
Foreign Derived Intangible Income	(0.7)	(0.2)	(1.1)
U.S. Research and Development Tax Credit	(0.7)	(0.7)	(0.6)
Share-based payments	(0.3)	(0.6)	(0.9)
Non-deductible / non-taxable items	0.2	0.1	0.3
Taxation of non-U.S. operations	(0.8)	(0.4)	(1.3)
All other—net	(0.9)	0.3	(0.1)
Effective tax rate	20.3%	20.5%	18.2%
(a)    For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see D. Tax Contingencies.
Our effective income tax rate was 20.3%, 20.5% and 18.2% in 2023, 2022 and 2021, respectively.
The lower effective tax rate for 2023, compared with 2022, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income, a more favorable jurisdictional mix of earning (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher net discrete tax expense in 2023, mainly related to changes to prior years’ tax positions. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
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
In 2022, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2023 and 2024. A portion of this benefit was recognized during 2023. The remaining deferred benefit is included in Other current assets on our Consolidated Balance Sheets as of December 31, 2023 in the amount of $12 million.
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
73 |

C. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2023	2022
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$72	$192
Inventories	30	22
Capitalized R&D for tax	224	111
Identifiable intangible assets	(154)	(154)
Property, plant and equipment	(199)	(204)
Employee benefits	62	61
Restructuring and other charges	(1)	1
Legal and product liability reserves	12	14
Net operating loss/credit carryforwards	133	112
Unremitted earnings	(4)	(4)
All other	16	9
Subtotal	191	160
Valuation allowance	(131)	(129)
Net deferred tax asset/(liability)(a)(b)	$60	$31
(a)    The change in the total net deferred tax asset/(liability) from December 31, 2022 to December 31, 2023 is primarily attributable to an increase in deferred tax assets related to the capitalization and amortization of research & development costs for U.S. tax purposes and an increase in net operating loss/credit carryforwards, partially offset by a decrease in deferred tax assets related to prepaid/deferred items as a result of a prepayment from a related foreign entity in Belgium.
(b)    In 2023, included in Noncurrent deferred tax assets ($206 million) and Noncurrent deferred tax liabilities ($146 million). In 2022, included in Noncurrent deferred tax assets ($173 million) and Noncurrent deferred tax liabilities ($142 million).
We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign, U.S. federal, and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2024 to 2043.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2023 and 2022, a valuation allowance of $131 million and $129 million, respectively, has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non-U.S. subsidiaries. As of December 31, 2023, the cumulative amount of such undistributed earnings was approximately $7.6 billion, for which we have not provided U.S. and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. Since these earnings are intended to be indefinitely reinvested overseas as of December 31, 2023, we cannot predict the time or manner of a potential repatriation. As such, other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Cuts and Jobs Act of 2017, it is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the unremitted earnings.
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
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2023, 2022 and 2021, we had approximately $209 million, $192 million and $188 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest and penalties. As of December 31, 2023, 2022 and 2021, we had approximately $0 million,
74 |

$11 million and $3 million, respectively, in assets associated with uncertain tax benefits recorded in Noncurrent deferred tax assets and Other noncurrent assets.
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
The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2023	2022	2021
Balance, January 1	$(194)	$(189)	$(188)
Increases based on tax positions taken during a prior period(a)	(27)	(20)	(1)
Decreases based on tax positions taken during a prior period(a)	20	9	7
Increases based on tax positions taken during the current period(a)	(13)	(4)	(9)
Settlements	—	7	—
Lapse in statute of limitations(a)	5	3	2
Balance, December 31(b)	$(209)	$(194)	$(189)
(a)    Primarily included in Provision for taxes on income.
(b)    In 2023, included in Other taxes payable ($209 million). In 2022, included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($192 million). In 2021, included in Noncurrent deferred tax assets and Other noncurrent assets ($1 million) and Other taxes payable ($188 million).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our Consolidated Statements of Income. We recorded net interest expense of $10 million, $4 million and $1 million in 2023, 2022 and 2021, respectively. Gross accrued interest totaled $26 million, $16 million and $12 million as of December 31, 2023, 2022 and 2021, respectively, and were included in Other taxes payable. As of December 31, 2023, 2022 and 2021, gross accrued penalties totaled $1 million, $3 million and $3 million, respectively, and were included in Other taxes payable.
Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the U.S. including various states, and foreign jurisdictions. The U.S. is one of our major tax jurisdictions, and we are currently under audit for tax years 2017 through 2018. For U.S. state tax purposes, tax years 2014 through 2023 are open for examination (see B. Tax Matters Agreement for years prior to 2013).
In addition to the open audit years in the U.S., we have open audit years in other major foreign tax jurisdictions, such as Canada (2021-2023), Asia-Pacific (2015-2023, primarily reflecting Australia, China and Japan), Europe (2012-2023, primarily reflecting France, Germany, Italy, Spain and the U.K.) and Latin America (2016-2023, primarily reflecting Brazil and Mexico).
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
We were in compliance with all financial covenants as of December 31, 2023 and 2022. There were no amounts drawn under the credit facility as of December 31, 2023 and 2022.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2023, we had access to $56 million of lines of credit which expire at various times and are generally renewed annually. As of December 31, 2023 we had $3 million of borrowings outstanding related to these facilities and $2 million borrowings outstanding related to these facilities as of December 31, 2022.
75 |

Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2023 and 2022, there was no commercial paper outstanding under this program.
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
The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2023	2022
3.250% 2013 senior notes due 2023	$—	$1,350
4.500% 2015 senior notes due 2025	750	750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	8,000
Unamortized debt discount / debt issuance costs	(60)	(66)
Less current portion of long-term debt	—	1,350
Cumulative fair value adjustment for interest rate swap contracts	(26)	(32)
Long-term debt, net of discount and issuance costs	$6,564	$6,552
The fair value of our long-term debt was $6,319 million and $6,108 million as of December 31, 2023 and 2022, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The following table provides the principal amount of debt outstanding as of December 31, 2023 by scheduled maturity date. The table also provides the expected interest payments on these borrowings as of December 31, 2023.

						After
(MILLIONS OF DOLLARS)	2024	2025	2026	2027	2028	2028	Total
Maturities	$—	$1,350	$—	$750	$500	$4,050	$6,650
Interest payments	$272	$272	$206	$206	$183	$2,027	$3,166
Interest Expense
Interest expense, net of capitalized interest, was $239 million, $221 million and $224 million for 2023, 2022 and 2021, respectively. Capitalized interest expense was $27 million, $21 million and $20 million for 2023, 2022 and 2021, respectively.
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
76 |

All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the Consolidated Balance Sheets. The derivative financial instruments primarily offset exposures in the Australian dollar, British pound, Canadian dollar, Chinese renminbi, euro and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive loss, depending on the nature and purpose of the financial instrument, as follows:
•For foreign currency forward-exchange contracts not designated as hedging instruments, we recognize the gains and losses that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement. The vast majority of the foreign currency forward-exchange contracts mature within 60 days and all mature within four years.
•For foreign exchange derivative instruments that are designated as hedging instruments against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive loss and reclassified into earnings when the foreign investment is sold or substantially liquidated. These instruments include cross-currency interest rate swaps and foreign currency forward-exchange contracts. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense—net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Consolidated Statements of Cash Flows. These contracts have varying maturities of up to 2 years.
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
•As of December 31, 2023, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of December 31, 2023, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during 2023 for changes in the fair value of these hedges are not material to our consolidated financial statements.
During the first quarter of 2023, we executed amendments to certain of our interest rate swap contract, which changed the floating rate index from LIBOR to SOFR. These amendments did not have a material impact on our consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	As of December 31,
(MILLIONS)	2023	2022
Derivatives not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	$1,948	$1,753

Derivatives Designated as Hedging Instruments
Foreign exchange derivative instruments (in foreign currency):
Euro	650	650
Danish krone	600	600
Swiss franc	25	25

Forward-starting interest rate swaps	$100	$50

Fixed-to-floating interest rate swap contracts	$250	$250
77 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2023	2022
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$11	$22
Foreign currency forward-exchange contracts	Other current liabilities	(11)	(21)
Total derivatives not designated as hedging instruments		—	1
Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other non-current assets	$12	$10
Foreign exchange derivative instruments	Other current assets	5	21
Foreign exchange derivative instruments	Other non-current assets	11	19
Foreign exchange derivative instruments	Other current liabilities	(20)	(9)
Foreign exchange derivative instruments	Other non-current liabilities	(1)	(4)
Fixed-to-floating interest rate swap contracts	Other non-current liabilities	(26)	(32)
Total derivatives designated as hedging instruments		(19)	5
Total derivatives		$(19)	$6

The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At December 31, 2023, there was $13 million of collateral received and $33 million posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2022, there was $8 million of collateral received and $21 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
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
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions - net, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022
Foreign currency forward-exchange contracts	$(25)	$(58)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022
Forward starting interest rate swap contracts	$2	$(2)
Foreign exchange derivative instruments	$(23)	$36
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022
Foreign exchange derivative instruments	$19	$16
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Leases
We have facilities and vehicles under various non-cancellable operating leases with third parties and an equipment finance lease with a third party. The operating leases generally have remaining terms ranging from 1 to 15 years, inclusive of renewal options that are reasonably certain of exercise. The finance lease has a remaining term of 30 years.
78 |

Supplemental information for our lease portfolio is as follows:

		As of December 31,
(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)		2023	2022
Supplemental Balance Sheet information:
Operating lease right of use assets		$230	$220
Finance lease right of use assets (in Other noncurrent assets)		9	—
Total lease assets		$239	$220

Lease liabilities:
Operating lease liabilities - current (in Other current liabilities)		$48	$43
Finance lease liabilities - current (in Other current liabilities)		1	—
Operating lease liabilities - noncurrent		188	186
Finance lease liabilities - noncurrent (in Other noncurrent liabilities)		8	—
Total lease liabilities		$245	$229

Weighted-average remaining lease term—operating leases (years)		7.26	7.72
Weighted-average remaining lease term—finance leases (years)		30.27	0.00
Weighted-average discount rate—operating leases		3.41%	2.78%
Weighted-average discount rate—finance leases		4.99%	—%

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Supplemental Income Statement information for operating leases:
Operating lease expense	$56	$51	$50
Variable lease costs	20	12	19
Short-term lease costs not included in the measurement of lease liabilities	11	12	9

Supplemental Income Statement information for finance leases:
Amortization of right-of-use assets	1	—	—
Total lease costs	$88	$75	$78

Supplemental Cash Flow information for leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$57	$51	$47
Lease obligations obtained in exchange for right-of-use assets - operating (non-cash)	73	99	39
Lease obligations obtained in exchange for right-of-use assets – finance (non-cash)	9	—	—
Future minimum lease payments under non-cancellable lease contracts as of December 31, 2023 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2024	2025	2026	2027	2028	2028	Payments	Interest	Total
Operating leases	$57	$48	$38	$30	$25	$73	$271	$(35)	$236
Finance leases	$2	$1	$1	$1	$1	$6	$12	$(3)	$9
11. Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2023	2022
Finished goods	$1,147	$1,090
Work-in-process	966	825
Raw materials and supplies	451	430
Inventories	$2,564	$2,345
79 |

12. Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2023	2022
Land	—	$25	$26
Buildings	33.3 - 50	1,316	1,197
Machinery, equipment and fixtures	3 - 20	3,372	3,013
Construction-in-progress	—	1,085	814
		5,798	5,050
Less: Accumulated depreciation		2,594	2,297
Property, plant and equipment		$3,204	$2,753
Depreciation expense was $306 million in 2023, $272 million in 2022 and $244 million in 2021.
13. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2021	$1,424	$1,258	$2,682
Additions(a)	61	44	105
Other(c)	—	(41)	(41)
Balance, December 31, 2022	$1,485	$1,261	$2,746
Additions(a)	24	14	38
Transfers/Adjustments(b)	25	(34)	(9)
Other(c)	(2)	(14)	(16)
Balance, December 31, 2023	$1,532	$1,227	$2,759
(a)     For 2023, primarily relates to the acquisitions of PetMedix and adivo. See Note 5. Acquisitions and Divestitures.
For 2022, primarily relates to the acquisitions of Basepaws and Jurox. See Note 5. Acquisitions and Divestitures.
(b)     For 2023, primarily relates to asset transfers from international markets to the U.S.
(c)     Includes adjustments for foreign currency translation. In 2023, also includes the sale of a majority interest in our pet insurance business within our U.S. segment.
The gross goodwill balance was $3,295 million as of December 31, 2023 and $3,282 million as of December 31, 2022. Accumulated goodwill impairment losses (generated entirely in fiscal 2002) were $536 million as of December 31, 2023 and 2022.
B. Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2023			As of December 31, 2022
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,986	$(1,101)	$885	$1,918	$(975)	$943
Brands and tradenames	383	(246)	137	395	(237)	158
Other	270	(190)	80	337	(233)	104
Total finite-lived intangible assets	2,639	(1,537)	1,102	2,650	(1,445)	1,205
Indefinite-lived intangible assets:
Brands and tradenames	88	—	88	91	—	91
In-process research and development(a)(b)	141	—	141	77	—	77
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	236	—	236	175	—	175
Identifiable intangible assets	$2,875	$(1,537)	$1,338	$2,825	$(1,445)	$1,380
(a)     During 2023, certain intangible assets related to the acquisition of an Irish biologic therapeutics company, acquired in 2017, were placed into service.
(b)     As of December 31, 2023, primarily includes intangible assets related to the acquisitions of PetMedix and adivo in 2023.
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
80 |

Brands and Tradenames
Brands and tradenames represent the amortized or unamortized cost associated with product name recognition, as the products themselves do not receive patent protection. The most significant finite-lived brands and tradenames are related to Abaxis, Platinum Performance, and Lutalyse. The most significant indefinite-lived brands and tradenames were acquired from SmithKlineBeecham and the Linco family of products.
In-Process Research and Development
IPR&D assets represent R&D assets that have not yet received regulatory approval in a major market. The majority of these IPR&D assets were acquired in connection with our acquisition of two research and development stage animal health biopharmaceutical companies, PetMedix and adivo.
IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until approval is obtained in a major market, typically either the U.S., U.K. or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will be written-off and we will record an impairment charge.
There can be no certainty that IPR&D assets ultimately will yield a successful product.
Product Rights
Product rights represent product registration and application rights that were acquired from Pfizer in 2014.
C. Amortization
The weighted average life of our total finite-lived intangible assets is approximately 9 years. Total amortization expense for finite-lived intangible assets was $185 million in 2023, $193 million in 2022 and $204 million in 2021.
The annual amortization expense expected for the years 2024 through 2028 is as follows:

(MILLIONS OF DOLLARS)	2024	2025	2026	2027	2028
Amortization expense	$171	$159	$153	$148	$119
14. Benefit Plans
Our employees ceased to participate in the Pfizer U.S. qualified defined benefit and U.S. retiree medical plans effective December 31, 2012 and liabilities associated with our employees under these plans were retained by Pfizer. Pfizer continued to credit certain employees' service with Zoetis generally through December 31, 2017 (or termination of employment from Zoetis, if earlier) for certain early retirement benefits with respect to Pfizer's U.S. defined benefit pension and retiree medical plans. In connection with an employee matters agreement between Pfizer and Zoetis, Zoetis is responsible for payment of three-fifths of the total cost of the service credit continuation ($38 million) for these plans and Pfizer is responsible for the remaining two-fifths of the total cost ($25 million). The $25 million capital contribution from Pfizer and corresponding contra-equity account (which is being reduced as the service credit continuation is incurred) is included in Employee benefit plan contribution from Pfizer Inc. in the Consolidated Statements of Equity. The balance in the contra-equity account was $0 million as of December 31, 2023 and 2022. The amount of the service cost continuation payment to be paid by Zoetis to Pfizer was determined and fixed based on an actuarial assessment of the value of the grow-in benefits and was being paid in equal installments over a period of 10 years. As of December 31, 2023, there are no remaining payments due to Pfizer. Pension and postretirement benefit expense associated with the extended service for certain employees in the U.S. plans totaled $0 million in 2023 and $6 million in 2022.
Pension expense associated with the U.S. and certain significant international locations (inclusive of service cost grow-in benefits discussed above) totaled $6 million in 2023, $12 million in 2022 and $14 million in 2021.
81 |

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
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022
Change in benefit obligation:
Projected benefit obligation, beginning	$122	$159
Service cost	5	6
Interest cost	5	2
Changes in actuarial assumptions and other	(4)	(27)
Settlements and curtailments	—	(3)
Benefits paid	(3)	(1)
Adjustments for foreign currency translation	5	(13)
Other––net	(1)	(1)
Benefit obligation, ending	129	122
Change in plan assets:
Fair value of plan assets, beginning	78	92
Actual return on plan assets	3	(4)
Company contributions	6	4
Settlements and curtailments	—	(3)
Benefits paid	(3)	(1)
Adjustments for foreign currency translation	2	(9)
Other––net	—	(1)
Fair value of plan assets, ending	86	78
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(43)	$(44)
(a)    Included in Other noncurrent liabilities.
Changes in the benefit obligation resulted in a net gain of $4 million in 2023 and $27 million in 2022.
Actuarial gains were $4 million ($4 million, net of tax) at December 31, 2023 and $6 million ($3 million, net of tax) at December 31, 2022. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive loss. The actuarial losses will be amortized into net periodic benefit costs over an average period of 10.1 years.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2023	2022
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$8	$7
Accumulated benefit obligation	45	40
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	64	58
Projected benefit obligation	109	103
Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Service cost	$5	$6	$8
Interest cost	5	2	2
Expected return on plan assets	(4)	(3)	(3)
Amortization of net losses	—	1	1
Net periodic benefit cost	$6	$6	$8
82 |

Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2023	2022	2021
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.2%	3.7%	1.4%
Rate of compensation increase	3.6%	3.5%	3.4%
Cash balance credit interest rate	1.6%	1.7%	1.5%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	3.7%	1.4%	1.2%
Expected return on plan assets	4.7%	3.3%	3.8%
Rate of compensation increase	3.5%	3.4%	3.1%
Cash balance credit interest rate	1.7%	1.5%	1.5%
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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2023	2022
Cash and cash equivalents	$1	$2
Equity securities: Equity commingled funds	34	29
Debt securities: Government bonds	40	38
Other investments	11	9
Total(a)	$86	$78
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
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2023	2023	2022
Cash and cash equivalents	0-10%	1.7%	2.3%
Equity securities	0-60%	39.4%	37.7%
Debt securities	15-100%	46.9%	48.0%
Other investments	0-100%	12.0%	12.0%
Total	100%	100%	100%
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
83 |

The investment consultants review investment performance with Zoetis on a quarterly basis in total, as well as by asset class, relative to one or more benchmarks.
Cash Flows—Dedicated Plans
Our plans are generally funded in amounts that are at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax and other laws.
We expect to contribute approximately $7 million to our dedicated pension plans in 2024. Benefit payments are expected to be approximately $7 million for 2024, $6 million for 2025, $11 million for 2026, $7 million for 2027 and $7 million for 2028. Benefit payments are expected to be approximately $53 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2024 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
B.    Postretirement Plans
Postretirement benefit expense associated with these U.S. retiree medical plans totaled $0 million in 2023, and $4 million per year in 2022 and 2021 (inclusive of service cost grow-in benefits discussed above).
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
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the ZSP, totaled $69 million in 2023, $57 million in 2022 and $54 million in 2021.
Employees in the U.S. who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost/(benefit) of the supplemental savings plan was $11 million in 2023, $(9) million in 2022 and $12 million in 2021. Benefit payments for this plan are expected to be approximately $5 million in 2024 and $46 million thereafter.
15. Share-based Payments
The Zoetis 2013 Equity and Incentive Plan, Amended and Restated as of May 19, 2022 (Equity Plan), provides long-term incentives to our employees and non-employee directors. The principal types of share-based awards available under the Equity Plan may include, but are not limited to, stock options, restricted stock and restricted stock units (RSUs), deferred stock units (DSUs), performance-vesting restricted stock units (PSUs), and other equity-based or cash-based awards.
Thirty million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2023, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 14 million shares.
A. Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021
Stock options / stock appreciation rights	$8	$10	$9
RSUs / DSUs	37	34	33
PSUs	15	18	16
Share-based compensation expense—total(a)	$60	$62	$58
Tax benefit for share-based compensation expense	(8)	(8)	(7)
Share-based compensation expense, net of tax	$52	$54	$51
(a)    For each of the years ended December 31, 2023, 2022 and 2021, we capitalized up to $1 million of share-based compensation expense to inventory.
B. Stock Options
Stock options represent the right to purchase shares of our common stock within a specified period of time at a specified price. The exercise price for a stock option will be not less than 100% of the fair market value of the common stock as of the NYSE market close on the date of grant. Stock options granted may include those intended to be “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986 (the Code).
Stock options are accounted for using a fair-value-based method at the date of grant in the Consolidated Statements of Income. The values determined through this fair-value-based method generally are amortized on a straight-line basis over the vesting term.
84 |

Eligible employees may receive Zoetis stock option awards. Zoetis stock option awards granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years while stock option awards granted in 2023 are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years.
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield(a)	0.92%	0.64%	0.62%
Risk-free interest rate(b)	3.84%	1.81%	0.53%
Expected stock price volatility(c)	28.63%	27.64%	27.94%
Expected term(d) (years)	4.2	4.9	5.0
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
(d)     Determined using expected exercise and post-vesting termination patterns.
The following table provides an analysis of stock option activity for the year ended December 31, 2023:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value(a)
	Shares	Exercise Price	(Years)	(Millions)
Outstanding, December 31, 2022	2,067,606	$95.32
Granted	271,150	162.12
Exercised	(695,987)	59.89
Forfeited	(116,267)	150.66
Outstanding, December 31, 2023	1,526,502	$119.13	5.5	$120
Exercisable, December 31, 2023	858,314	$77.31	3.5	$103
(a)    Market price of underlying Zoetis common stock less exercise price.
As of December 31, 2023, there was approximately $10 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of nine months.
The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2023	2022	2021
Weighted-average grant date fair value per stock option	$43.56	$51.13	$37.81
Aggregate intrinsic value on exercise	81	31	87
Cash received upon exercise	42	15	36
Tax benefits realized related to exercise	17	19	34
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
RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. Zoetis RSUs granted prior to 2023 generally vest after three years of continuous service from the grant date while RSUs granted in 2023 are subject to graded vesting over three years. These values are amortized on a straight-line basis over the vest terms.
The following table provides an analysis of RSU activity for the year ended December 31, 2023:

		Weighted-Average
	RSUs	Grant Date Fair Value
Nonvested, December 31, 2022	620,598	$169.24
Granted	275,664	162.63
Vested	(201,011)	145.80
Reinvested dividend equivalents	6,036	171.21
Forfeited	(45,436)	171.72
Nonvested, December 31, 2023	655,851	$173.49
As of December 31, 2023, there was approximately $45 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of ten months.
85 |

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
For the years ended December 31, 2023 and 2022, there were no DSUs granted. As of December 31, 2023 and 2022, there were 65,654 and 65,071 DSUs outstanding, respectively, including dividend equivalents.
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
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 38.1% and 40.9%, respectively, in 2023, and 28.4% and 38.1%, respectively, in 2022. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term.
The following table provides an analysis of PSU activity for the year ended December 31, 2023:

		Weighted-Average
	PSUs	Grant Date Fair Value
Nonvested, December 31, 2022	253,044	$221.59
Granted	99,626	238.24
Vested	(65,578)	217.66
Reinvested dividend equivalents	2,392	226.48
Forfeited	(37,704)	223.30
Nonvested, December 31, 2023	251,780	$228.99
Shares issued, December 31, 2023	64,673	$217.49
As of December 31, 2023, there was approximately $25 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 1.2 years.
F. Other Equity-Based or Cash-Based Awards
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.
16. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2021, our Board of Directors authorized a $3.5 billion share repurchase program. As of December 31, 2023, there was $1.5 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation Adjustments		Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Other Currency	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	(Losses)/Gains	Loss
Balance, December 31, 2020	$(15)	$(37)	$(655)	$(23)	$(730)
Other comprehensive gain/(loss), net of tax	19	42	(101)	6	(34)
Balance, December 31, 2021	4	5	(756)	(17)	(764)
Other comprehensive gain/(loss), net of tax	86	36	(188)	13	(53)
Balance, December 31, 2022	90	41	(944)	(4)	(817)
Other comprehensive (loss)/gain, net of tax	(5)	(23)	—	6	(22)
Balance, December 31, 2023	$85	$18	$(944)	$2	$(839)
86 |

17. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2023	2022	2021
Numerator
Net income before allocation to noncontrolling interests	$2,340	$2,111	$2,034
Less: net loss attributable to noncontrolling interests	(4)	(3)	(3)
Net income attributable to Zoetis Inc.	$2,344	$2,114	$2,037
Denominator
Weighted-average common shares outstanding	461.172	468.891	474.348
Common stock equivalents: stock options, RSUs, DSUs and PSUs	1.097	1.494	2.369
Weighted-average common and potential dilutive shares outstanding	462.269	470.385	476.717
Earnings per share attributable to Zoetis Inc. stockholders—basic	$5.08	$4.51	$4.29
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$5.07	$4.49	$4.27
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the years ended December 31, 2023, 2022 and 2021.
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
87 |

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
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its “excess profit” tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. After several appeals and judgements, on September 20, 2023, the General Court confirmed the decision of the EC that the Belgium excess profit tax scheme constitutes illegal state aid. We have filed an appeal of the General Court’s decision. The company has not reflected any potential benefits in its consolidated financial statements as of December 31, 2023 as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2023, recorded amounts for the estimated fair value of these indemnifications were not material.
C. Purchase Commitments
As of December 31, 2023, we have agreements totaling $336 million to purchase goods and services, as well as commitments for capital expenditures, that are enforceable and legally binding and include amounts relating to contract manufacturing, information technology services and site acquisitions deemed reasonably likely to occur. Payments for these obligations are expected to be approximately $200 million in 2024 and $136 million thereafter.
19. Segment Information
A. Segment Information
We manage our operations through two geographic regions. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, other pharmaceutical, anti-infectives, animal health diagnostics and medicated feed additives, for both companion animal and livestock customers.
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
88 |

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
Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $14.3 billion and $14.9 billion at December 31, 2023 and 2022, respectively.
Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2023	2022	2021	2023	2022	2021
U.S.
Revenue	$4,555	$4,313	$4,042
Cost of Sales	900	803	788
Gross Profit	3,655	3,510	3,254
Gross Margin	80.2%	81.4%	80.5%
Operating Expenses	786	765	681
Other (income)/deductions-net	6	(18)	4
U.S. Earnings	2,863	2,763	2,569	$80	$55	$54
International
Revenue(b)	3,911	3,681	3,652
Cost of Sales	1,234	1,083	1,106
Gross Profit	2,677	2,598	2,546
Gross Margin	68.4%	70.6%	69.7%
Operating Expenses	638	611	602
Other (income)/deductions-net	2	(3)	(4)
International Earnings	2,037	1,990	1,948	92	86	74
Total operating segments	4,900	4,753	4,517	172	141	128
Other business activities	(496)	(424)	(406)	33	28	28
Reconciling Items:
Corporate	(1,042)	(1,073)	(1,052)	128	132	115
Purchase accounting adjustments	(159)	(160)	(175)	153	159	175
Acquisition-related costs	(9)	(5)	(12)	—	—	—
Certain significant items(c)	33	(56)	(73)	—	—	—
Other unallocated	(291)	(379)	(311)	5	5	2
Total Earnings(d)	$2,936	$2,656	$2,488	$491	$465	$448
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $853 million in 2023, $774 million in 2022 and $814 million in 2021.
(c)    For 2023, certain significant items primarily consisted of a gain on the sale of a majority interest in our pet insurance business of $101 million, partially offset by employee termination and exit costs related to organizational structure refinements of $43 million and certain asset impairment charges primarily related to our precision animal health and diagnostics businesses of $24 million.
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
89 |

For 2021, certain significant items primarily included certain asset impairment charges of $46 million, as well as employee termination costs associated with our international operations and other costs associated with cost-reduction and productivity initiatives of $24 million.
(d)    Defined as income before provision for taxes on income.
B. Geographic Information
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2023	2022
U.S.	$2,092	$1,820
International	1,112	933
Property, plant and equipment, less accumulated depreciation	$3,204	$2,753

90 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2023
Allowance for doubtful accounts	$19	$—	$(1)	$18

Year Ended December 31, 2022
Allowance for doubtful accounts	$17	$4	$(2)	$19

Year Ended December 31, 2021
Allowance for doubtful accounts	$20	$1	$(4)	$17

91 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2023, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Arrangements
Heidi Chen, Executive Vice President, General Counsel and Corporate Secretary; Business Lead of Human Health Diagnostics, adopted a pre-arranged trading plan on December 15, 2023, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Ms. Chen's plan provides for the sale of up to 8,310 shares of Zoetis common stock between March 15, 2024 and March 13, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
92 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2024 Proxy Statement. Information regarding our executive officers is presented in Part I, Item 1 of this report under the heading Information about our Executive Officers. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Delinquent Section 16(a) Reports in our 2024 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller, and our Board of Directors, is incorporated by reference from the discussions under the heading Corporate Governance at Zoetis in our 2024 Proxy Statement. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the Investor Relations section of our website at www.zoetis.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report on Form 10-K. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2024 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2024 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2024 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties and our policies and procedures in relation to such transactions is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2024 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis-Corporate Governance Principles and Practices-Director Independence in our 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2023 and 2022, is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2024 in our 2024 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2024 in our 2024 Proxy Statement.
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

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 29, 2023 (File No. 001-35797))
Exhibit 3.2	Amended and Restated By-laws of the Registrant, (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 19, 2023 (File No. 001-35797))
Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Zoetis Inc.'s Annual Report on Form 10-K
filed on February 15, 2022 (File No. 001-35797))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Fourth Supplemental Indenture, dated August 20, 2018, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on August 20, 2018
(File No. 001-35797))
Exhibit 4.7	Fifth Supplemental Indenture, dated May 12, 2020, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.'s Current Report on Form 8-K filed on May 12, 2020
(File No. 001-35797))
Exhibit 4.8	Sixth Supplemental Indenture, dated November 16, 2022, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on November 16, 2022
(File No. 001-35797))
Exhibit 4.9	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.10	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.11	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.12	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.13	Form of 3.900% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.14	Form of 4.450% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.15	Form of 2.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.16	Form of 3.000% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.17	Form of 5.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to Zoetis Inc.’s Current Report on Form 8-K
filed on November 16, 2022 (File No. 001-35797))
95 |

Exhibit 4.18	Form of 5.600% Senior Notes due 2032 (incorporated by reference to Exhibit 4.4 to Zoetis Inc.’s Current Report on Form 8-K
filed on November 16, 2022 (File No. 001-35797))
Exhibit 4.19	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.20 to Zoetis Inc.'s Annual Report on Form 10-K
filed on February 14, 2023 (File No. 001-35797))†
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Pfizer Inc. 2004 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.4	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.5	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.6	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.7	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.8	Zoetis Inc. 2013 Equity and Incentive Plan, as amended and restated as of May 19, 2022 (incorporated by reference to Exhibit
10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022 (File No. 001-35797))*
Exhibit 10.9	Revolving Credit Agreement, dated as of December 21, 2022, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2022 (File No. 001-35797))
Exhibit 10.10	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc's registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.11	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.12	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.13	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.14	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.15	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.16	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.17	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.18	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to
Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.19	Zoetis Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2018 (File No. 001-35797))*
Exhibit 10.20	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013 (File No. 001-35797))*
96 |

Exhibit 10.21	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.22	Amendment No. 1 to Zoetis Supplemental Savings Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.24 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.23	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.24	Amendment No. 1 to Zoetis Equity Deferral Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.26 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.25	Letter Agreement dated as of October 2, 2019, by and between Juan Ramón Alaix and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on October 3, 2019 (File No. 001-35797))
Exhibit 10.26	Letter Agreement dated as of December 9, 2019, by and between Clinton A. Lewis, Jr. and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on December 12, 2019 (File No. 001-35797))
Exhibit 10.27	Offer Letter, dated as of May 6, 2021, by and between Wetteny Joseph and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on May 11, 2021 (File No. 001-35797))*
Exhibit 10.28	Amendment No. 2 to Zoetis Supplemental Savings Plan effective May 15, 2021 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-35797))*
Exhibit 10.29	Form of Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.30	Form of Stock Option Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.31	Form of Performance Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit
10.3 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.32	Form of Cash Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.33	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.34	Form of Restricted Stock Unit Award Agreement, effective as of December 8, 2022 (incorporated by reference to Exhibit 10.36 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.35	Form of Stock Option Award Agreement, effective as of December 8, 2022 (incorporated by reference to Exhibit 10.37 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.36	Form of Performance Restricted Stock Unit Award Agreement, effective as of December 8, 2022 (incorporated by reference to
Exhibit 10.38 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.37	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of February 8, 2023 (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Quarterly Report on Form 10Q filed on May 4, 2023 (File No 001-35797))*
Exhibit 10.38	Form of Cash Restricted Stock Unit Award Agreement, effective as of February 8, 2023 (incorporated by reference to
Exhibit 10.2 to Zoetis Inc.'s Quarterly Report on Form 10Q filed on May 4, 2023 (File No 001-35797))*
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
Exhibit 97	Zoetis Inc. Compensation Recovery Policy †
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
97 |

EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith
*	Management contracts or compensatory plans or arrangements

98 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoetis Inc.
Dated: February 13, 2024	By:	/S/ KRISTIN C. PECK
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

Name	Title	Date

/S/ KRISTIN C. PECK	Chief Executive Officer and Director	February 13, 2024
Kristin C. Peck	(Principal Executive Officer)

/S/ WETTENY JOSEPH	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2024
Wetteny Joseph

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 13, 2024
Michael B. McCallister

/S/ PAUL M. BISARO	Director	February 13, 2024
Paul M. Bisaro

/S/ VANESSA BROADHURST	Director	February 13, 2024
Vanessa Broadhurst

/S/ FRANK A. D'AMELIO	Director	February 13, 2024
Frank A. D’Amelio

/S/ SANJAY KHOSLA	Director	February 13, 2024
Sanjay Khosla

/S/ ANTOINETTE R. LEATHERBERRY	Director	February 13, 2024
Antoinette R. Leatherberry

/S/ GREGORY NORDEN	Director	February 13, 2024
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 13, 2024
Louise M. Parent

/S/ WILLIE M. REED	Director	February 13, 2024
Willie M. Reed

/S/ LINDA RHODES	Director	February 13, 2024
Linda Rhodes

/S/ ROBERT W. SCULLY	Director	February 13, 2024
Robert W. Scully

99 |