Form 10-Q
period 2024-03-31
Zoetis Inc.
filed 2024-05-02
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 26, 2024, there were 456,295,137 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2024	2023
Revenue	$2,190	$2,000
Costs and expenses:
Cost of sales	643	588
Selling, general and administrative expenses	547	505
Research and development expenses	162	142
Amortization of intangible assets	37	37
Restructuring charges and certain acquisition-related costs	4	21
Interest expense, net of capitalized interest	58	63
Other (income)/deductions—net	(8)	(53)
Income before provision for taxes on income	747	697
Provision for taxes on income	148	146
Net income before allocation to noncontrolling interests	599	551
Less: Net loss attributable to noncontrolling interests	—	(1)
Net income attributable to Zoetis Inc.	$599	$552
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.31	$1.19
Diluted	$1.31	$1.19
Weighted-average common shares outstanding:
Basic	458.0	463.5
Diluted	458.8	464.6
Dividends declared per common share	$0.432	$0.375

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Net income before allocation to noncontrolling interests	$599	$551
Other comprehensive loss, net of tax(a):
Unrealized losses on derivatives for cash flow hedges, net of tax of $0 and $(1) for the three months ended March 31, 2024 and 2023, respectively	—	(2)
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $5 and $(2) for the three months ended March 31, 2024 and 2023, respectively	16	(6)
Foreign currency translation adjustments	(18)	(7)
Benefit plans: Actuarial gains, net of tax of $0 and $1 for the three months ended March 31, 2024 and 2023, respectively	—	4
Total other comprehensive loss, net of tax	(2)	(11)
Comprehensive income before allocation to noncontrolling interests	597	540
Less: Comprehensive loss attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to Zoetis Inc.	$597	$541
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,975	$2,041
Accounts receivable, less allowance for doubtful accounts of $20 in 2024 and $18 in 2023	1,293	1,304
Inventories	2,651	2,564
Other current assets	440	434
Total current assets	6,359	6,343
Property, plant and equipment, less accumulated depreciation of $2,673 in 2024 and $2,594 in 2023	3,251	3,204
Operating lease right of use assets	225	230
Goodwill	2,759	2,759
Identifiable intangible assets, less accumulated amortization	1,295	1,338
Noncurrent deferred tax assets	232	206
Other noncurrent assets	227	206
Total assets	$14,348	$14,286

Liabilities and Equity
Short-term borrowings	$24	$3
Accounts payable	405	411
Dividends payable	198	198
Accrued expenses	691	683
Accrued compensation and related items	272	382
Income taxes payable	230	110
Other current liabilities	89	102
Total current liabilities	1,909	1,889
Long-term debt, net of discount and issuance costs	6,562	6,564
Noncurrent deferred tax liabilities	136	146
Operating lease liabilities	184	188
Other taxes payable	277	271
Other noncurrent liabilities	228	237
Total liabilities	9,296	9,295
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 456,947,205 and 458,367,358 shares outstanding at March 31, 2024, and December 31, 2023, respectively	5	5
Treasury stock, at cost, 44,944,038 and 43,523,885 shares of common stock at March 31, 2024 and December 31, 2023, respectively	(5,928)	(5,597)
Additional paid-in capital	1,126	1,133
Retained earnings	10,696	10,295
Accumulated other comprehensive loss	(841)	(839)
Total Zoetis Inc. equity	5,058	4,997
Equity attributable to noncontrolling interests	(6)	(6)
Total equity	5,052	4,991
Total liabilities and equity	$14,348	$14,286
(a)    As of March 31, 2024 and December 31, 2023, includes $2 million of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended March 31, 2024
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
Net income	—	—	—	—	—	599	—	—	599
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation awards (a)	—	—	(0.4)	11	(7)	—	—	—	4
Treasury stock acquired (b)	—	—	1.8	(342)	—	—	—	—	(342)
Dividends declared	—	—	—	—	—	(198)	—	—	(198)
Balance, March 31, 2024	501.9	$5	44.9	$(5,928)	$1,126	$10,696	$(841)	$(6)	$5,052

Three months ended March 31, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—	—	—	552	—	(1)	551
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)
Share-based compensation awards (a)	—	—	(0.4)	17	(9)	(1)	—	—	7
Treasury stock acquired (b)	—	—	1.7	(285)	—	—	—	—	(285)
Dividends declared	—	—	—	—	—	(174)	—	—	(174)
Balance, March 31, 2023	501.9	$5	39.4	$(4,807)	$1,079	$9,045	$(828)	$(3)	$4,491

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
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program and includes excise tax accrued on net share repurchases. For additional information, see Note 13. Stockholders’ Equity.

See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Operating Activities
Net income before allocation to noncontrolling interests	$599	$551
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	126	120
Share-based compensation expense	18	9
Asset write-offs and asset impairments	2	1
Provision for losses on inventory	17	16
Deferred taxes	(43)	8
Other non-cash adjustments	(3)	(1)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(12)	27
Inventories	(98)	(235)
Other assets	(9)	(24)
Accounts payable	(3)	22
Other liabilities	(125)	(63)
Other tax accounts, net	126	118
Net cash provided by operating activities	595	549
Investing Activities
Capital expenditures	(140)	(223)
Acquisitions, net of cash acquired	—	(7)
Purchase of investments	(1)	(1)
Proceeds from derivative instrument activity, net	10	13
Net proceeds from sale of assets	1	2
Other investing activities	(1)	—
Net cash used in investing activities	(131)	(216)
Financing Activities
Increase in short-term borrowings, net	21	1
Principal payments on long-term debt	—	(1,350)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(8)	4
Purchases of treasury stock	(339)	(283)
Cash dividends paid	(198)	(174)
Net cash used in financing activities	(524)	(1,802)
Effect of exchange-rate changes on cash and cash equivalents	(6)	(3)
Net decrease in cash and cash equivalents	(66)	(1,472)
Cash and cash equivalents at beginning of period	2,041	3,581
Cash and cash equivalents at end of period	$1,975	$2,109

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$59	$20
Interest, net of capitalized interest	68	89
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	15	14
Non-cash transactions:
Capital expenditures	3	3
Excise tax accrued on net share repurchases, not paid	3	2
Lease obligations obtained in exchange for right-of-use assets - operating	8	13
Dividends declared, not paid	198	174
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed and emerging markets. We have a diversified business, commercializing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, poultry, swine, fish and sheep (collectively, livestock); and within eight major product categories: parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical, animal health diagnostics and medicated feed additives.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three months ended February 29, 2024 and February 28, 2023.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2023 Annual Report on Form 10-K.
3. Accounting Standards
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The update is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our notes to the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax disclosures. The new guidance requires standardized categories for the effective tax rate reconciliation, disaggregation of income taxes paid and other income tax-related disclosures. This update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the new guidance will have on our notes to the consolidated financial statements.
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
In the first quarter of 2024, we modified the list of major product categories to include a category for pain and sedation products, which were previously included within other pharmaceutical products. The prior period presentation has been revised to reflect the new product category.
Our major product categories are:
•parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks and worms;
•vaccines: biological preparations that help prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response;
6 |

•dermatology: products that relieve itch associated with allergic conditions and atopic dermatitis;
•anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa;
•pain and sedation: products that alleviate pain, primarily associated with osteoarthritis and postoperative pain;
•other pharmaceutical: antiemetic, reproductive and oncology products;
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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
United States	$1,163	$1,005
Australia	73	82
Brazil	101	84
Canada	61	50
Chile	31	39
China	76	102
France	41	34
Germany	51	45
Italy	28	26
Japan	37	39
Mexico	44	39
Spain	32	33
United Kingdom	77	68
Other developed markets	127	122
Other emerging markets	228	215
	2,170	1,983
Contract manufacturing & human health	20	17
Total Revenue	$2,190	$2,000

7 |

Revenue by major species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
U.S.
Companion animal	$898	$721
Livestock	265	284
	1,163	1,005
International
Companion animal	552	504
Livestock	455	474
	1,007	978
Total
Companion animal	1,450	1,225
Livestock	720	758
Contract manufacturing & human health	20	17
Total Revenue	$2,190	$2,000
Revenue by species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Companion Animal:
Dogs and Cats	$1,384	$1,153
Horses	66	72
	1,450	1,225
Livestock:
Cattle	391	399
Poultry	139	139
Swine	127	142
Fish	45	49
Sheep and other	18	29
	720	758
Contract manufacturing & human health	20	17
Total Revenue	$2,190	$2,000
Revenue by major product category

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Parasiticides	$504	$432
Vaccines	452	429
Dermatology	363	292
Anti-infectives	281	288
Pain and sedation	194	116
Other pharmaceutical	156	178
Animal health diagnostics	82	93
Medicated feed additives	77	87
Other non-pharmaceutical	61	68
	2,170	1,983
Contract manufacturing & human health	20	17
Total Revenue	$2,190	$2,000
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2023 and 2022, and subsequently recognized as revenue during the first three months of 2024 and 2023 were $2 million and $1 million, respectively. Contract liabilities as of March 31, 2024 and December 31, 2023 were $13 million and $11 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2024 is not material.

8 |

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
B. Divestitures
During the second quarter of 2023, we received net cash proceeds of $93 million ($99 million sales proceeds, net of cash sold of $6 million) for the sale of a majority interest in our pet insurance business, Pumpkin Insurance Services. We recorded a net pre-tax gain of $101 million within Other (income)/deductions—net, which includes $24 million related to the remeasurement of our retained noncontrolling investment to fair value. We also completed the divestiture of Performance Livestock Analytics, part of our precision animal health business in the third quarter of 2023. The transaction did not have a material impact on our condensed consolidated financial statements.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Restructuring charges and certain acquisition-related costs:
Integration costs(a)	$—	$1
Restructuring charges, net(b):
Employee termination costs, net	4	20
Total Restructuring charges and certain acquisition-related costs	$4	$21
(a)    Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs.
(b)    The restructuring charges for the three months ended March 31, 2024 primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
The restructuring charges for the three months ended March 31, 2023 primarily consisted of employee termination costs related to organizational structure refinements.

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2023(a)	$35
Provision	11
Reserve adjustment	(7)
Utilization and other(b)	(12)
Balance, March 31, 2024(a)	$27
(a)     At March 31, 2024 and December 31, 2023, included in Accrued expenses ($25 million and $26 million, respectively) and Other noncurrent liabilities ($2 million and $9 million, respectively).
(b)     Includes adjustments for foreign currency translation.

9 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Royalty-related income(a)	$(2)	$(34)
Interest income	(32)	(33)
Foreign currency loss(b)	19	9
Other, net	7	5
Other (income)/deductions—net	$(8)	$(53)
(a)     For the three months ended March 31, 2023, predominantly associated with a settlement for underpayment of royalties in prior periods.
(b)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 19.8% and 20.9% for the three months ended March 31, 2024 and 2023, respectively. The lower effective tax rate for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
In 2022, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2023 and 2024. A portion of this benefit was recognized during the three months ended March 31, 2024 and 2023.
The global minimum tax provisions (Pillar Two) resulting from the Organisation for Economic Co-operation and Development (OECD) Based Erosion and Profit Shifting project are effective beginning in 2024 and the impact of these provisions is included in our effective tax rate for the three months ended March 31, 2024.
B. Deferred Taxes
As of March 31, 2024, the total net deferred income tax asset of $96 million is included in Noncurrent deferred tax assets ($232 million) and Noncurrent deferred tax liabilities ($136 million).
As of December 31, 2023, the total net deferred income tax asset of $60 million is included in Noncurrent deferred tax assets ($206 million) and Noncurrent deferred tax liabilities ($146 million).
C. Tax Contingencies
As of March 31, 2024, the net tax liabilities associated with uncertain tax positions of $212 million (exclusive of interest and penalties related to uncertain tax positions of $29 million) are included in Other taxes payable.
As of December 31, 2023, the net tax liabilities associated with uncertain tax positions of $209 million (exclusive of interest and penalties related to uncertain tax positions of $27 million) are included in Other taxes payable.
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

10 |

We were in compliance with all financial covenants as of March 31, 2024 and December 31, 2023. There were no amounts drawn under the credit facility as of March 31, 2024 or December 31, 2023.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2024, we had access to $60 million of lines of credit which expire at various times and are generally renewed annually. There was $3 million of borrowings outstanding related to these facilities as of March 31, 2024 and December 31, 2023. In addition, there was $21 million of other short-term borrowings as of March 31, 2024.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2024 and December 31, 2023, there was no commercial paper outstanding under this program.
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
The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
4.500% 2015 senior notes due 2025	$750	$750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(59)	(60)
Cumulative fair value adjustment for interest rate swap contracts	(29)	(26)
Long-term debt, net of discount and issuance costs	$6,562	$6,564
The fair value of our long-term debt was $6,156 million and $6,319 million as of March 31, 2024 and December 31, 2023, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).
The following table provides the principal amount of debt outstanding, as of March 31, 2024, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2024	2025	2026	2027	2028	2028	Total
Maturities	$—	$1,350	$—	$750	$500	$4,050	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $58 million and $63 million for the three months ended March 31, 2024 and 2023, respectively. Capitalized interest expense was $8 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.

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
•During the period from 2019 to 2022, we entered into forward-starting interest rate swaps with an aggregate notional value of $650 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to refinance our 3.250% 2013 senior notes due 2023. Upon issuance of our 2022 senior notes, we terminated these contracts and received $114 million in cash from the counterparties for settlement, included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The settlement amount, which represented the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income (offset to Interest expense, net of capitalized interest) over the life of the 5.600% 2022 senior notes due 2032.
•As of March 31, 2024, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of March 31, 2024, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three months ended March 31, 2024 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
During the first quarter of 2023, we executed amendments to certain of our interest rate swap contracts, which changed the floating rate index from LIBOR to SOFR. These amendments did not have a material impact on our condensed consolidated financial statements.

12 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	March 31,	December 31,
(MILLIONS)	2024	2023
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$2,194	$1,948

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	650	650
Danish krone	575	600
Swiss franc	25	25

Forward-starting interest rate swaps	$100	$100

Fixed-to-floating interest rate swap contracts	$250	$250
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$10	$11
Foreign currency forward-exchange contracts	Other current liabilities	(7)	(11)
Total derivatives not designated as hedging instruments		$3	$—

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$14	$12
Foreign exchange derivative instruments	Other current assets	12	5
Foreign exchange derivative instruments	Other noncurrent assets	15	11
Foreign exchange derivative instruments	Other current liabilities	(7)	(20)
Foreign exchange derivative instruments	Other noncurrent liabilities	—	(1)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(30)	(26)
Total derivatives designated as hedging instruments		4	(19)
Total derivatives		$7	$(19)
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At March 31, 2024, there was $17 million of collateral received and $30 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2023, there was $13 million of collateral received and $33 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Foreign currency forward-exchange contracts	$(1)	$(16)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

13 |

The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Forward-starting interest rate swap contracts	$2	$(1)
Foreign exchange derivative instruments	$16	$(6)
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Foreign exchange derivative instruments	$4	$5
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
Finished goods	$1,120	$1,147
Work-in-process	1,051	966
Raw materials and supplies	480	451
Inventories	$2,651	$2,564
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2023	$1,532	$1,227	$2,759
Other(a)	—	—	—
Balance, March 31, 2024	$1,532	$1,227	$2,759
(a) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,295 million as of March 31, 2024 and December 31, 2023. Accumulated goodwill impairment losses were $536 million as of March 31, 2024 and December 31, 2023.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2024			As of December 31, 2023
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,986	$(1,139)	$847	$1,986	$(1,101)	$885
Brands and tradenames	383	(249)	134	383	(246)	137
Other	270	(192)	78	270	(190)	80
Total finite-lived intangible assets	2,639	(1,580)	1,059	2,639	(1,537)	1,102
Indefinite-lived intangible assets:
Brands and tradenames	88	—	88	88	—	88
In-process research and development	141	—	141	141	—	141
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	236	—	236	236	—	236
Identifiable intangible assets	$2,875	$(1,580)	$1,295	$2,875	$(1,537)	$1,338

14 |

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $44 million and $47 million for the three months ended March 31, 2024 and 2023, respectively.
12. Share-based Payments
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
The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Stock options / stock appreciation rights	$3	$1
RSUs / DSUs	10	7
PSUs	5	1
Share-based compensation expense—total(a)	$18	$9
(a) For the three months ended March 31, 2024 and 2023, we capitalized less than $1 million of share-based compensation expense to inventory.
During the three months ended March 31, 2024, the company granted 265,800 stock options with a weighted-average exercise price of $196.14 per stock option and a weighted-average fair value of $51.00 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 4.06%; expected dividend yield of 0.88%; expected stock price volatility of 27.03%; and expected term of 4.1 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2024, the company granted 236,220 RSUs, with a weighted-average grant date fair value of $195.91 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2024, the company granted 101,099 PSUs with a weighted-average grant date fair value of $268.71 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 26.2% and 30.6%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of March 31, 2024, there was $1.2 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.

15 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains/(Losses)	Loss
Balance, December 31, 2023	$85	$18	$(944)	$2	$(839)
Other comprehensive income/(loss), net of tax	—	16	(18)	—	(2)
Balance, March 31, 2024	$85	$34	$(962)	$2	$(841)

Balance, December 31, 2022	$90	$41	$(944)	$(4)	$(817)
Other comprehensive (loss)/income, net of tax	(2)	(6)	(7)	4	(11)
Balance, March 31, 2023	$88	$35	$(951)	$—	$(828)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	March 31,
	2024	2023
Numerator
Net income before allocation to noncontrolling interests	$599	$551
Less: Net loss attributable to noncontrolling interests	—	(1)
Net income attributable to Zoetis Inc.	$599	$552
Denominator
Weighted-average common shares outstanding	458.0	463.5
Common stock equivalents: stock options, RSUs, PSUs and DSUs	0.8	1.1
Weighted-average common and potential dilutive shares outstanding	458.8	464.6
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.31	$1.19
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.31	$1.19
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three months ended March 31, 2024 and 2023.
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

16 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. The parties have been unable to secure a start date for the Phase II testing and have confirmed with the Municipality that the earliest testing could begin is sometime after May 2024.

B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2024, recorded amounts for the estimated fair value of these indemnifications were not material.
16. Segment Information
Operating Segments
We manage our operations through two geographic operating segments: the U.S. and International. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical, animal health diagnostics and medicated feed additives, for both companion animal and livestock customers. Our chief operating decision maker uses the revenue and earnings of the two operating segments, among other factors, for performance evaluation and resource allocation.
Other Costs and Business Activities
Certain costs are not allocated to our operating segment results, such as costs associated with the following:
•    Other business activities, includes our Client Supply Services contract manufacturing results, our human health business, and expenses associated with our dedicated veterinary medicine research and development organization, research alliances, U.S. regulatory affairs and other operations focused on the development of our products. Other R&D-related costs associated with non-U.S. market and regulatory activities are generally included in the international commercial segment.

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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
U.S.
Revenue	$1,163	$1,005
Cost of sales	217	203
Gross profit	946	802
Gross margin	81.3%	79.8%
Operating expenses	190	188
Other (income)/deductions-net	—	—
U.S. Earnings	756	614	$24	$19

International
Revenue(b)	1,007	978
Cost of sales	313	291
Gross profit	694	687
Gross margin	68.9%	70.2%
Operating expenses	159	151
Other (income)/deductions-net	—	1
International Earnings	535	535	23	21

Total operating segments	1,291	1,149	47	40

Other business activities	(132)	(114)	9	8
Reconciling Items:
Corporate	(288)	(208)	32	32
Purchase accounting adjustments	(37)	(42)	37	39
Acquisition-related costs	—	(1)	—	—
Certain significant items(c)	(6)	(22)	—	—
Other unallocated	(81)	(65)	1	1
Total Earnings(d)	$747	$697	$126	$120
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $223 million and $204 million for the three months ended March 31, 2024 and 2023, respectively.
(c)    For the three months ended March 31, 2024, primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
For the three months ended March 31, 2023, primarily consisted of employee termination costs related to organizational structure refinements.
(d)    Defined as income before provision for taxes on income.

18 |

17. Subsequent Event
On April 28, 2024, Zoetis and Phibro Animal Health Corporation announced that they have entered into a definitive agreement where Phibro Animal Health will acquire Zoetis’ medicated feed additive product portfolio, certain water soluble products and related assets for $350 million, subject to customary closing adjustments. This transaction is expected to be complete in the second half of 2024.

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
A summary of our 2024 performance compared with the comparable 2023 period follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational(a)
Revenue	$2,190	$2,000	10	(2)	12
Net income attributable to Zoetis	599	552	9	(14)	23
Adjusted net income(a)	634	607	4	(11)	15
(a)    Operational results and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2023 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2023 Annual Report on Form 10-K.
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: the decline in global macroeconomic conditions, inflation, Russia’s invasion of Ukraine, the regional conflict in the Middle East, geopolitical tensions with and economic uncertainty in China, global supply chain disruption, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, competitive dynamics, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
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

20 |

Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2024, approximately 43% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar, including, for example the devaluation of the Argentine peso, will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2024, approximately 57% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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
Operational Results
We believe that it is important to not only understand overall revenue and earnings results, but also “operational" results. Operational results is a non-GAAP financial measure defined as revenue or earnings results excluding the impact of foreign exchange. This measure provides information on the change in revenue and earnings as if foreign currency exchange rates had not changed between the current and prior periods to facilitate a period-to-period comparison. We believe this non-GAAP measure provides a useful comparison to previous periods for the company and investors, but should not be viewed as a substitute for U.S. GAAP reported results.
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

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Revenue	$2,190	$2,000	10
Costs and expenses:
Cost of sales	643	588	9
% of revenue	29.4%	29.4%
Selling, general and administrative expenses	547	505	8
% of revenue	25%	25%
Research and development expenses	162	142	14
% of revenue	7%	7%
Amortization of intangible assets	37	37	—
Restructuring charges and certain acquisition-related costs	4	21	(81)
Interest expense, net of capitalized interest	58	63	(8)
Other (income)/deductions—net	(8)	(53)	(85)
Income before provision for taxes on income	747	697	7
% of revenue	34%	35%
Provision for taxes on income	148	146	1
Effective tax rate	19.8%	20.9%
Net income before allocation to noncontrolling interests	599	551	9
Less: Net loss attributable to noncontrolling interests	—	(1)	*
Net income attributable to Zoetis Inc.	$599	$552	9
% of revenue	27%	28%
*Calculation not meaningful
Revenue
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Total revenue increased by $190 million, or 10%, in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, an increase of $239 million, or 12%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 7%;
•volume growth from new products of approximately 4%; and
•volume growth from key dermatology products of approximately 3%, partially offset by:
•volume decrease from other in-line products of approximately 2%.
Foreign exchange decreased reported revenue growth by approximately 2%.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Cost of sales	$643	$588	9
% of revenue	29.4%	29.4%
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Cost of sales as a percentage of revenue remained flat at 29.4% in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily as a result of:
•price increases;
•favorable product mix; and
•lower freight costs,
fully offset by:

22 |

•unfavorable manufacturing and other costs; and
•unfavorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Selling, general and administrative expenses	$547	$505	8
% of revenue	25%	25%
Three months ended March 31, 2024 vs. three months ended March 31, 2023
SG&A expenses increased by $42 million, or 8%, in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily as a result of:
•an increase in certain compensation-related costs;
•higher advertising and promotion costs;
•higher selling and distribution costs; and
•an increase in technology project investments,
partially offset by:
•favorable foreign exchange; and
•the reduced impact of purchase accounting adjustments.

Research and development expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Research and development expenses	$162	$142	14
% of revenue	7%	7%
Three months ended March 31, 2024 vs. three months ended March 31, 2023
R&D expenses increased by $20 million, or 14%, in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily as a result of:
•increased costs due to recent acquisitions;
•an increase in certain compensation-related costs to support innovation and portfolio progression;
•higher spend in project investments; and
•higher other operating costs.

Amortization of intangible assets
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Amortization of intangible assets	$37	$37	—

Restructuring charges and certain acquisition-related costs
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Restructuring charges and certain acquisition-related costs	$4	$21	(81)
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Restructuring charges and certain acquisition-related costs were $4 million and $21 million in the three months ended March 31, 2024 and 2023, respectively. Restructuring charges and certain acquisition-related costs for the three months ended March 31, 2024 primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative. Restructuring charges and certain acquisition-related costs in the three months ended March 31, 2023 primarily consisted of employee termination costs related to organizational structure refinements.

23 |

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Interest expense, net of capitalized interest	$58	$63	(8)
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Interest expense, net of capitalized interest, decreased in the three months ended March 31, 2024 versus the comparable prior year period. The decrease was primarily as a result of a higher debt balance during a portion of the prior year period.

Other (income)/deductions—net
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Other (income)/deductions—net	$(8)	$(53)	(85)
Three months ended March 31, 2024 vs. three months ended March 31, 2023
The change in Other (income)/deductions—net in the three months ended March 31, 2024 versus the comparable prior year period was primarily as a result of royalty-related income in the prior year period that was predominantly associated with a settlement received from a third-party for underpayment of royalties related to prior periods, as well as higher foreign currency losses in the current period.

Provision for taxes on income
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
Provision for taxes on income	$148	$146	1
Effective tax rate	19.8%	20.9%
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Our effective tax rate was 19.8% and 20.9% for the three months ended March 31, 2024 and 2023, respectively. The lower effective tax rate for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
The global minimum tax provisions (Pillar Two) resulting from the OECD Base Erosion and Profit Shifting project are effective beginning in 2024 and the impact of these provisions is included in our effective tax rate for the three months ended March 31, 2024.
Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Companion animal	$898	$721	25	—	25
Livestock	265	284	(7)	—	(7)
	1,163	1,005	16	—	16
International
Companion animal	552	504	10	(4)	14
Livestock	455	474	(4)	(6)	2
	1,007	978	3	(5)	8
Total
Companion animal	1,450	1,225	18	(2)	20
Livestock	720	758	(5)	(4)	(1)
Contract manufacturing & human health	20	17	18	2	16
	$2,190	$2,000	10	(2)	12

24 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Revenue	$1,163	$1,005	16	—	16
Cost of Sales	217	203	7	—	7
Gross Profit	946	802	18	—	18
Gross Margin	81.3%	79.8%
Operating Expenses	190	188	1	—	1
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	756	614	23	—	23

International
Revenue	1,007	978	3	(5)	8
Cost of Sales	313	291	8	1	7
Gross Profit	694	687	1	(7)	8
Gross Margin	68.9%	70.2%
Operating Expenses	159	151	5	(3)	8
Other (income)/deductions-net	—	1	*	*	*
International Earnings	535	535	—	(9)	9

Total operating segments	1,291	1,149	12	(4)	16

Other business activities	(132)	(114)	16
Reconciling Items:
Corporate	(288)	(208)	38
Purchase accounting adjustments	(37)	(42)	(12)
Acquisition-related costs	—	(1)	*
Certain significant items	(6)	(22)	(73)
Other unallocated	(81)	(65)	25
Total Earnings	$747	$697	7
* Calculation not meaningful
Three months ended March 31, 2024 vs. three months ended March 31, 2023
U.S. operating segment
U.S. segment revenue increased by $158 million, or 16%, in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, reflecting an increase of $177 million in companion animal products offset by a decrease of $19 million in livestock products.
•Companion animal revenue increased due to growth in sales of Simparica Trio, key dermatology, our mAb products for osteoarthritis (OA) pain, Librela and Solensia and small animal vaccines, partially offset by lower sales of small animal diagnostics and our small animal antiemetic product, Cerenia. Growth in the quarter was also due in part to a favorable comparative period in the prior year that was negatively impacted by distributor de-stocking, timing of promotional activity and pricing dynamics.
•Livestock revenue declined due to declines in sales of cattle, swine and poultry products. Sales of cattle products declined due to price and timing of prior year supply. Sales of swine products declined due to lower sales of vaccines, anti-infectives and price. Sales of products in our poultry portfolio declined due to lower sales of medicated feed additives, vaccines and biodevices.
U.S. segment earnings increased by $142 million, or 23%, in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
International operating segment
International segment revenue increased by $29 million, or 3%, in the three months ended March 31, 2024, compared with the three months ended March 31, 2023. Operational revenue increased by $79 million, or 8%, driven by growth of $70 million in companion animal products and $9 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the growth in sales of our mAb products for OA pain, Librela and Solensia, as well as growth in sales of key dermatology, vaccine products and small animal parasiticides.
•Livestock operational revenue growth was due to increased sales of cattle and poultry products, partially offset by declines in sheep, swine and fish products. Sales of cattle products grew due to price, partially offset by volume declines as compared to the prior year period and unfavorable market conditions. Sales of products in our poultry portfolio grew due to price and demand generation efforts in key poultry

25 |

markets. Sales of sheep products declined primarily as a result of unfavorable weather and supply constraints. Sales of swine products declined due to lower sales in China and generic competition, partially offset by price. The decline in our fish portfolio was primarily as a result of lower sales of anti-infective products in Chile, partially offset by increased vaccine sales in Norway.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $50 million, or 5%, primarily driven by the Argentinian peso, Turkish lira, Japanese yen, Chinese renminbi and Russian ruble.
International segment earnings were flat in the three months ended March 31, 2024, compared with the three months ended March 31, 2023. Operational earnings growth was $46 million, or 9%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
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
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Other business activities net loss increased by $18 million in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, reflecting an increase in R&D costs due to an increase in certain compensation-related costs to support innovation, higher project investments and other operating costs.
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
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Corporate expenses increased by $80 million, or 38%, in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily associated with a settlement received from a third-party for underpayment of royalties in the prior year period, higher compensation-related costs, unfavorable foreign exchange and investments in information technology.
Other unallocated expenses increased by $16 million, or 25%, in the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily due to unfavorable foreign exchange and higher manufacturing costs, partially offset by lower freight charges and lower inventory obsolescence, scrap and other charges.
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

26 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2024	2023	Change
GAAP reported net income attributable to Zoetis	$599	$552	9
Purchase accounting adjustments—net of tax	29	34	(15)
Acquisition-related costs—net of tax	—	1	*
Certain significant items—net of tax	6	20	(70)
Non-GAAP adjusted net income(a)	$634	$607	4
*Calculation not meaningful
(a)    The effective tax rate on adjusted pretax income was 19.7% and 20.5% for the three months ended March 31, 2024 and 2023, respectively.
The lower effective tax rate for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.

27 |

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,		%
	2024	2023	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.31	$1.19	10
Purchase accounting adjustments—net of tax	0.06	0.07	(14)
Acquisition-related costs—net of tax	—	—	*
Certain significant items—net of tax	0.01	0.05	(80)
Non-GAAP adjusted EPS—diluted	$1.38	$1.31	5
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Interest expense, net of capitalized interest	$58	$63
Interest income	32	33
Income taxes	156	156
Depreciation	81	72
Amortization	8	9
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Purchase accounting adjustments:
Amortization and depreciation	$37	$39
Cost of sales	—	3
Total purchase accounting adjustments—pre-tax	37	42
Income taxes(a)	8	8
Total purchase accounting adjustments—net of tax	29	34
Acquisition-related costs:
Integration costs	—	1
Total acquisition-related costs—pre-tax	—	1
Income taxes(a)	—	—
Total acquisition-related costs—net of tax	—	1
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	4	20
Other	2	2
Total certain significant items—pre-tax	6	22
Income taxes(a)	—	2
Total certain significant items—net of tax	6	20
Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$35	$55
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.
(b)    For the three months ended March 31, 2024, primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
For the three months ended March 31, 2023, primarily consisted of employee termination costs related to organizational structure refinements.

28 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2024	2023
Cost of sales:
Purchase accounting adjustments	$1	$4
Total Cost of sales	1	4

Selling, general & administrative expenses:
Purchase accounting adjustments	3	7
Total Selling, general & administrative expenses	3	7

Research & development expenses:
Purchase accounting adjustments	1	—
Total Research & development expenses	1	—

Amortization of intangible assets:
Purchase accounting adjustments	32	31
Total Amortization of intangible assets	32	31

Restructuring charges and certain acquisition-related costs:
Integration costs	—	1
Employee termination costs	4	20
Total Restructuring charges and certain acquisition-related costs	4	21

Other (income)/deductions—net:
Other	2	2
Total Other (income)/deductions—net	2	2

Provision for taxes on income	8	10

Total purchase accounting adjustments, acquisition-related costs, and certain significant items—net of tax	$35	$55

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
Analysis of the condensed consolidated balance sheets
March 31, 2024 vs. December 31, 2023
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments and the tax impact of various acquisitions.
Other noncurrent assets increased primarily due to a deposit paid for a manufacturing site purchase in Melbourne, Australia.
Accrued compensation and related items decreased primarily due to the payments of 2023 annual incentive bonuses, savings plan contributions to eligible employees and payments for sales incentive bonuses, as well as the timing of the bi-weekly payroll, partially offset by the accrual of 2024 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
Other current liabilities decreased primarily due to the mark-to-market adjustment of derivative instruments, partially offset by an increase in collateral received related to derivative contracts.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders’ Equity.

29 |

Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,		$
(MILLIONS OF DOLLARS)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$595	$549	$46
Investing activities	(131)	(216)	85
Financing activities	(524)	(1,802)	1,278
Effect of exchange-rate changes on cash and cash equivalents	(6)	(3)	(3)
Net decrease in cash and cash equivalents	$(66)	$(1,472)	$1,406
Operating activities
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Net cash provided by operating activities was $595 million for the three months ended March 31, 2024, compared with $549 million for the three months ended March 31, 2023. The increase in operating cash flows was primarily attributable to higher inventory build-up of certain products in the prior period for increased demand and to mitigate potential supply constraints and higher net income adjusted by non-cash items, partially offset by the timing of receipts and payments in the ordinary course of business.
Investing activities
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Our net cash used in investing activities was $131 million for the three months ended March 31, 2024, compared with net cash used in investing activities of $216 million for the three months ended March 31, 2023. The net cash used in investing activities for the three months ended March 31, 2024 and 2023 was primarily due to capital expenditures.
Financing activities
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Our net cash used in financing activities was $524 million for the three months ended March 31, 2024, compared with net cash used in financing activities of $1,802 million for the three months ended March 31, 2023. The net cash used in financing activities for the three months ended March 31, 2024 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds related to short-term borrowings and proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to the repayment of the $1.35 billion aggregate principal amount of our 2013 senior notes due 2023 in February 2023, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
Cash and cash equivalents	$1,975	$2,041
Accounts receivable, net(a)	1,293	1,304
Short-term borrowings	24	3
Long-term debt	6,562	6,564
Working capital	4,450	4,454
Ratio of current assets to current liabilities	3.33:1	3.36:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the three months ended March 31, 2024 compared with December 31, 2023, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.

30 |

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
We were in compliance with all financial covenants as of March 31, 2024 and December 31, 2023. There were no amounts drawn under the credit facility as of March 31, 2024 or December 31, 2023.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2024, we had access to $60 million of lines of credit which expire at various times and are generally renewed annually. There was $3 million of borrowings outstanding related to these facilities as of March 31, 2024 and December 31, 2023. In addition, there was $21 million of other short-term borrowings as of March 31, 2024.
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
Global economic conditions
Global financial markets may be impacted by macroeconomic, business and financial volatility. Challenging economic conditions in recent years have not had, nor do we anticipate that it will have, a significant impact on our liquidity. Due to our operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As markets change, we continue to monitor our liquidity position. There can be no assurance that a challenging economic environment or an economic downturn will not impact our liquidity or our ability to obtain financing in the future.
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

31 |

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
The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

	Commercial Paper	Long-term Debt		Date of Last Action
Name of Rating Agency	Rating	Rating	Outlook
Moody’s	P-2	Baa1	Positive	March 2024
S&P	A-2	BBB	Stable	December 2016
Share repurchase program
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of March 31, 2024, there was $1.2 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2024, 1.8 million shares were repurchased for $339 million, which excludes a $3 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2024 and December 31, 2023, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
There were no accounting standards that were recently issued but not adopted as of March 31, 2024 that the Company expects to have a material impact on its condensed consolidated financial statements.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, product and supply chain disruptions, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings or investigations, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
•the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;
•unanticipated safety, quality or efficacy concerns or issues about our products;
•the decline in global economic conditions, including the regional conflict in the Middle East, economic weakness in China and inflation;
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

32 |

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
•failure to generate sufficient cash to service our substantial indebtedness; and
•the other factors set forth under “Risk Factors” in Item 1A. of Part I of our 2023 Annual Report on Form 10-K.
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

33 |

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
For a complete discussion of our exposure to interest rate and foreign exchange risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the information discussed therein.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2024, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

34 |

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I— Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the “Our Operating Environment” and “Forward-Looking Statements and Factors That May Affect Future Results” sections of the MD&A and in Part I, Item 1A. “Risk Factors,” of our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. There have been no material changes from the risk factors disclosed in our 2023 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of March 31, 2024 there was $1.2 billion remaining under this program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
March 31, 2024:

	Issuer Purchases of Equity Securities(b)
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2024	365,952	$191.11	364,485	$1,425,213,557
February 1 - February 29, 2024	710,882	$190.45	586,781	$1,314,254,742
March 1 - March 31, 2024	872,982	$181.24	872,704	$1,155,660,310
	1,949,816	$186.45	1,823,970	$1,155,660,310
(a)     The company repurchased 125,846 shares during the three-month period ended March 31, 2024 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)    Amounts exclude the impact of excise tax on net share repurchases.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
Kristin Peck, Chief Executive Officer, adopted a pre-arranged trading plan on February 20, 2024, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Ms. Peck's plan provides for (i) the sale of up to 52,000 shares of Zoetis common stock between May 21, 2024 and April 30, 2025 and (ii) the gifting of up to $300,000 worth of Zoetis common stock to a charitable fund between May 21, 2024 and April 30, 2025.

35 |

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

Zoetis Inc.

May 2, 2024	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

May 2, 2024	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

37 |