Form 10-Q
period 2024-06-30
Zoetis Inc.
filed 2024-08-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2024, there were 453,050,990 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2024	2023	2024	2023
Revenue	$2,361	$2,180	$4,551	$4,180
Costs and expenses:
Cost of sales	668	607	1,311	1,195
Selling, general and administrative expenses	581	556	1,128	1,061
Research and development expenses	171	146	333	288
Amortization of intangible assets	35	37	72	74
Restructuring charges and certain acquisition and divestiture-related costs	42	8	46	29
Interest expense, net of capitalized interest	59	58	117	121
Other (income)/deductions—net	25	(104)	17	(157)
Income before provision for taxes on income	780	872	1,527	1,569
Provision for taxes on income	156	202	304	348
Net income before allocation to noncontrolling interests	624	670	1,223	1,221
Less: Net loss attributable to noncontrolling interests	—	(1)	—	(2)
Net income attributable to Zoetis Inc.	$624	$671	$1,223	$1,223
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.37	$1.45	$2.68	$2.64
Diluted	$1.37	$1.45	$2.67	$2.64
Weighted-average common shares outstanding:
Basic	455.5	461.9	456.7	462.7
Diluted	456.0	462.9	457.4	463.8
Dividends declared per common share	$0.432	$0.375	$0.864	$0.750

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Net income before allocation to noncontrolling interests	$624	$670	$1,223	$1,221
Other comprehensive loss, net of tax(a):
Unrealized losses on derivatives for cash flow hedges, net of tax of $0 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $(1) for the six months ended June 30, 2024 and 2023, respectively	(1)	(1)	(1)	(3)
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $0 and $(2) for the three months ended June 30, 2024 and 2023, respectively, and $5 and $(4) for the six months ended June 30, 2024 and 2023, respectively	2	(7)	18	(13)
Foreign currency translation adjustments	(5)	(59)	(23)	(66)
Benefit plans: Actuarial gains, net of tax of $0 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $1 for the six months ended June 30, 2024 and 2023, respectively	—	—	—	4
Total other comprehensive loss, net of tax	(4)	(67)	(6)	(78)
Comprehensive income before allocation to noncontrolling interests	620	603	1,217	1,143
Less: Comprehensive loss attributable to noncontrolling interests	—	(1)	—	(2)
Comprehensive income attributable to Zoetis Inc.	$620	$604	$1,217	$1,145
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,574	$2,041
Accounts receivable, less allowance for doubtful accounts of $22 in 2024 and $18 in 2023	1,383	1,304
Inventories	2,452	2,564
Assets held for sale	326	—
Other current assets	467	434
Total current assets	6,202	6,343
Property, plant and equipment, less accumulated depreciation of $2,590 in 2024 and $2,594 in 2023	3,200	3,204
Operating lease right-of-use assets	222	230
Goodwill	2,739	2,759
Identifiable intangible assets, less accumulated amortization	1,226	1,338
Noncurrent deferred tax assets	366	206
Other noncurrent assets	210	206
Total assets	$14,165	$14,286

Liabilities and Equity
Short-term borrowings	$—	$3
Accounts payable	420	411
Dividends payable	197	198
Accrued expenses	704	683
Accrued compensation and related items	276	382
Income taxes payable	82	110
Liabilities associated with assets held for sale	25	—
Other current liabilities	93	102
Total current liabilities	1,797	1,889
Long-term debt, net of discount and issuance costs	6,563	6,564
Noncurrent deferred tax liabilities	175	146
Operating lease liabilities	181	188
Other taxes payable	267	271
Other noncurrent liabilities	222	237
Total liabilities	9,205	9,295
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 453,812,361 and 458,367,358 shares outstanding at June 30, 2024, and December 31, 2023, respectively	5	5
Treasury stock, at cost, 48,078,882 and 43,523,885 shares of common stock at June 30, 2024 and December 31, 2023, respectively	(6,464)	(5,597)
Additional paid-in capital	1,146	1,133
Retained earnings	11,124	10,295
Accumulated other comprehensive loss	(845)	(839)
Total Zoetis Inc. equity	4,966	4,997
Equity attributable to noncontrolling interests	(6)	(6)
Total equity	4,960	4,991
Total liabilities and equity	$14,165	$14,286
(a)    As of June 30, 2024 and December 31, 2023, includes $1 million and $2 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended June 30, 2024
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2024	501.9	$5	44.9	$(5,928)	$1,126	$10,696	$(841)	$(6)	$5,052
Net income	—	—	—	—	—	624	—	—	624
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation awards (a)	—	—	(0.1)	2	20	—	—	—	22
Treasury stock acquired (b)	—	—	3.2	(538)	—	—	—	—	(538)
Dividends declared	—	—	—	—	—	(196)	—	—	(196)
Balance, June 30, 2024	501.9	$5	48.0	$(6,464)	$1,146	$11,124	$(845)	$(6)	$4,960

Three months ended June 30, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2023	501.9	$5	39.4	$(4,807)	$1,079	$9,045	$(828)	$(3)	$4,491
Net income/(loss)	—	—	—	—	—	671	—	(1)	670
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Share-based compensation awards (a)	—	—	(0.1)	8	19	(1)	—	—	26
Treasury stock acquired (b)	—	—	1.9	(327)	—	—	—	—	(327)
Dividends declared	—	—	—	—	—	(172)	—	—	(172)
Balance, June 30, 2023	501.9	$5	41.2	$(5,126)	$1,098	$9,543	$(895)	$(4)	$4,621
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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED) - Continued

Six months ended June 30, 2024
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
Net income	—	—	—	—	—	1,223	—	—	1,223
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)
Share-based compensation awards (a)	—	—	(0.5)	13	13	—	—	—	26
Treasury stock acquired (b)	—	—	5.0	(880)	—	—	—	—	(880)
Dividends declared	—	—	—	—	—	(394)	—	—	(394)
Balance, June 30, 2024	501.9	$5	48.0	$(6,464)	$1,146	$11,124	$(845)	$(6)	$4,960

Six months ended June 30, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—	—	—	1,223	—	(2)	1,221
Other comprehensive loss	—	—	—	—	—	—	(78)	—	(78)
Share-based compensation awards (a)	—	—	(0.5)	25	10	(2)	—	—	33
Treasury stock acquired (b)	—	—	3.6	(612)	—	—	—	—	(612)
Dividends declared	—	—	—	—	—	(346)	—	—	(346)
Balance, June 30, 2023	501.9	$5	41.2	$(5,126)	$1,098	$9,543	$(895)	$(4)	$4,621

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(MILLIONS OF DOLLARS)	2024	2023
Operating Activities
Net income before allocation to noncontrolling interests	$1,223	$1,221
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	253	241
Share-based compensation expense	37	26
Asset write-offs and asset impairments	13	13
Loss on assets held for sale	22	—
Net gain on sale of businesses, excluding transaction costs	—	(118)
Provision for losses on inventory	42	47
Deferred taxes	(144)	(26)
Other non-cash adjustments	11	(6)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(112)	(116)
Inventories	(115)	(424)
Other assets	(35)	(82)
Accounts payable	20	65
Other liabilities	(88)	(59)
Other tax accounts, net	(30)	(50)
Net cash provided by operating activities	1,097	732
Investing Activities
Capital expenditures	(272)	(389)
Acquisitions, net of cash acquired	(8)	(7)
Purchase of investments	(3)	(2)
Proceeds from derivative instrument activity, net	21	3
Proceeds from sale of businesses, net of cash sold	—	93
Net proceeds from sale of assets	1	3
Other investing activities	(2)	3
Net cash used in investing activities	(263)	(296)
Financing Activities
Decrease in short-term borrowings, net	(3)	—
Principal payments on long-term debt	—	(1,350)
Payment of consideration related to previous acquisitions	(5)	—
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(12)	8
Purchases of treasury stock	(872)	(607)
Cash dividends paid	(395)	(347)
Net cash used in financing activities	(1,287)	(2,296)
Effect of exchange-rate changes on cash and cash equivalents	(14)	(4)
Net decrease in cash and cash equivalents	(467)	(1,864)
Cash and cash equivalents at beginning of period	2,041	3,581
Cash and cash equivalents at end of period	$1,574	$1,717

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$481	$458
Interest, net of capitalized interest	138	158
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	30	28
Financing cash flows - finance leases	1	—
Non-cash transactions:
Capital expenditures	3	3
Excise tax accrued on net share repurchases, not paid	8	5
Lease obligations obtained in exchange for right-of-use assets - operating	26	33
Dividends declared, not paid	197	173
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 31, 2024 and May 31, 2023.
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
7 |

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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
United States	$1,308	$1,165	$2,471	$2,170
Australia	83	82	156	164
Brazil	99	91	200	175
Canada	75	70	136	120
Chile	31	39	62	78
China	68	84	144	186
France	34	34	75	68
Germany	58	53	109	98
Italy	36	35	64	61
Japan	39	47	76	86
Mexico	46	38	90	77
Spain	33	31	65	64
United Kingdom	73	63	150	131
Other developed markets	138	125	265	247
Other emerging markets	222	203	450	418
	2,343	2,160	4,513	4,143
Contract manufacturing & human health	18	20	38	37
Total Revenue	$2,361	$2,180	$4,551	$4,180

8 |

Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
U.S.
Companion animal	$1,080	$959	$1,978	$1,680
Livestock	228	206	493	490
	1,308	1,165	2,471	2,170
International
Companion animal	569	530	1,121	1,034
Livestock	466	465	921	939
	1,035	995	2,042	1,973
Total
Companion animal	1,649	1,489	3,099	2,714
Livestock	694	671	1,414	1,429
Contract manufacturing & human health	18	20	38	37
Total Revenue	$2,361	$2,180	$4,551	$4,180
Revenue by species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Companion Animal:
Dogs and Cats	$1,581	$1,424	$2,965	$2,577
Horses	68	65	134	137
	1,649	1,489	3,099	2,714
Livestock:
Cattle	350	329	741	728
Poultry	132	131	271	270
Swine	130	133	257	275
Fish	62	52	107	101
Sheep and other	20	26	38	55
	694	671	1,414	1,429
Contract manufacturing & human health	18	20	38	37
Total Revenue	$2,361	$2,180	$4,551	$4,180
Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Parasiticides	$600	$568	$1,104	$1,000
Vaccines	445	430	897	859
Dermatology	418	359	781	651
Anti-infectives	264	244	545	532
Pain and sedation	221	145	415	261
Other pharmaceutical	153	170	309	348
Animal health diagnostics	103	96	185	189
Medicated feed additives	74	84	151	171
Other non-pharmaceutical	65	64	126	132
	2,343	2,160	4,513	4,143
Contract manufacturing & human health	18	20	38	37
Total Revenue	$2,361	$2,180	$4,551	$4,180
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2023 and 2022, and subsequently recognized as revenue during each of the first six months of 2024 and 2023 were $3 million. Contract liabilities as of June 30, 2024 and December 31, 2023 were $18 million and $11 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2024 is not material.

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
B. Divestitures
During the second quarter of 2024, we entered into a definitive agreement where Phibro Animal Health will acquire Zoetis’ medicated feed additive product portfolio, certain water soluble products and related assets for $350 million, subject to customary closing adjustments. Net assets and liabilities related to the sale met all the criteria to be classified as held for sale during the second quarter of 2024. We have determined that this future divestiture does not qualify for reporting as a discontinued operation, as it does not represent a strategic shift that has or will have a major effect on our operations and/or financial results. This transaction is expected to be completed in the second half of 2024.
As of June 30, 2024, major classes of assets held for sale and liabilities associated with assets held for sale are summarized below:

June 30,
(MILLIONS OF DOLLARS)	2024
Assets held for sale
Accounts receivable, less allowance for doubtful accounts	$1
Inventories	176
Other current assets	1
Property, plant and equipment, less accumulated depreciation	106
Operating lease right-of-use assets	2
Goodwill(a)	12
Identifiable intangible assets, less accumulated amortization	26
Noncurrent deferred tax assets	3
Other noncurrent assets	9
Loss on assets held for sale(a)	(10)
Total Assets Held for Sale	$326

Liabilities associated with assets held for sale
Accounts payable	$8
Accrued expenses	9
Accrued compensation and related items	1
Other noncurrent liabilities	7
Total Liabilities Associated with Assets Held for Sale	$25
(a) We recorded a loss on assets held for sale of $22 million in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2024. Of the loss on assets held for sale, $12 million is allocated to goodwill and the remaining $10 million relates to selling costs to be recognized upon closing and foreign currency translation losses to be reclassified out of accumulated other comprehensive income into earnings at closing of the transaction.
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
6. Restructuring Charges and Other Costs Associated with Acquisitions and Divestitures
In connection with our cost-reduction/productivity initiatives, we typically incur restructuring charges associated with workforce reductions and site closings. In connection with our acquisition and divestiture activities, we typically incur costs associated with executing the transactions. Acquisition activity may also include integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the company, which may include charges related to employees, assets and activities that will not continue in the company. Divestiture activity may also include costs to separate the divested operations, which may include expenditures for consulting and the disintegration of systems and processes, transfer costs, and restructuring charges which may include charges related to employees, assets and activities that will not continue in the company's ongoing operations. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as functions such as business technology, shared services and corporate operations.

10 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and divestitures are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	$1	$3	$1	$4
Divestiture-related costs(a)	4	—	4	—
Restructuring charges, net(b):
Employee termination costs, net	37	5	41	25
Total Restructuring charges and certain acquisition and divestiture-related costs	$42	$8	$46	$29
(a)    Divestiture-related costs consisted of costs related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(b) The restructuring charges for the three and six months ended June 30, 2024 primarily consisted of employee termination costs related to organizational structure refinements. Restructuring charges for the six months ended June 30, 2024 were partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
The restructuring charges for the three and six months ended June 30, 2023 primarily consisted of employee termination costs related to organizational structure refinements.
The change in our restructuring accrual is as follows:

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2023(a)	$35
Provision	48
Reserve adjustment	(7)
Utilization and other(b)	(21)
Balance, June 30, 2024(a)	$55
(a)     At June 30, 2024 and December 31, 2023, included in Accrued expenses ($53 million and $26 million, respectively) and Other noncurrent liabilities ($2 million and $9 million, respectively).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Royalty-related income(a)	$(1)	$(1)	$(3)	$(35)
Interest income	(24)	(23)	(56)	(56)
Identifiable intangible asset impairment charges(b)	11	10	11	11
Loss on assets held for sale(c)	22	—	22	—
Net gain on sale of business(d)	—	(101)	—	(101)
Foreign currency loss(e)	18	13	37	22
Other, net	(1)	(2)	6	2
Other (income)/deductions—net	$25	$(104)	$17	$(157)
(a)     For the six months ended June 30, 2023, predominantly associated with a settlement for underpayment of royalties in prior periods.
(b)    For the three and six months ended June 30, 2024, represents asset impairment charges related to our aquaculture business.
For the three and six months ended June 30, 2023, primarily represents asset impairment charges related to our precision animal health business.
(c)    Represents a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets. For additional information, see Note 5. Acquisitions and Divestitures.
(d)    Relates to the gain on sale of a majority interest in our pet insurance business. For additional information, see Note 5. Acquisitions and Divestitures.
(e)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 20.0% and 23.2% for the three months ended June 30, 2024 and 2023, respectively, and 19.9% and 22.2% for the six months ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the three and six months ended June 30, 2024, compared with the three and six months ended June 30, 2023, was primarily attributable to lower net discrete tax expenses, a higher benefit in the U.S. related to foreign-derived intangible income and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and

11 |

repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
In 2022, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2023 and 2024. A portion of this benefit was recognized during the three and six months ended June 30, 2024 and 2023.
The global minimum tax provisions (Pillar Two) resulting from the Organisation for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting project are effective beginning in 2024 and the impact of these provisions is included in our effective tax rate for the three and six months ended June 30, 2024.
B. Deferred Taxes
As of June 30, 2024, the total net deferred income tax asset of $191 million is included in Noncurrent deferred tax assets ($366 million) and Noncurrent deferred tax liabilities ($175 million).
As of December 31, 2023, the total net deferred income tax asset of $60 million is included in Noncurrent deferred tax assets ($206 million) and Noncurrent deferred tax liabilities ($146 million).
C. Tax Contingencies
As of June 30, 2024, the net tax liabilities associated with uncertain tax positions of $214 million (exclusive of interest and penalties related to uncertain tax positions of $33 million) are included in Other taxes payable.
As of December 31, 2023, the net tax liabilities associated with uncertain tax positions of $209 million (exclusive of interest and penalties related to uncertain tax positions of $27 million) are included in Other taxes payable.
Our tax liabilities for uncertain tax positions relate primarily to issues common among multinational corporations. Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate. We do not expect that within the next twelve months any of our uncertain tax positions could significantly decrease as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of uncertain tax positions and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant. See Note 17. Subsequent Events for further details on the status of the U.S. income tax audit for tax years 2017 and 2018.
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
We were in compliance with all financial covenants as of June 30, 2024 and December 31, 2023. There were no amounts drawn under the credit facility as of June 30, 2024 or December 31, 2023.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2024, we had access to $55 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of June 30, 2024 and $3 million of borrowings outstanding related to these facilities as of December 31, 2023.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2024 and December 31, 2023, there was no commercial paper outstanding under this program.
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

12 |

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
The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
4.500% 2015 senior notes due 2025	$750	$750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(57)	(60)
Cumulative fair value adjustment for interest rate swap contracts	(30)	(26)
Long-term debt, net of discount and issuance costs	$6,563	$6,564
The fair value of our long-term debt was $6,057 million and $6,319 million as of June 30, 2024 and December 31, 2023, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).
The following table provides the principal amount of debt outstanding, as of June 30, 2024, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2024	2025	2026	2027	2028	2028	Total
Maturities	$—	$1,350	$—	$750	$500	$4,050	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $59 million and $117 million for the three and six months ended June 30, 2024, respectively, and $58 million and $121 million for the three and six months ended June 30, 2023, respectively. Capitalized interest expense was $9 million and $17 million for the three and six months ended June 30, 2024, respectively, and $6 million and $12 million for the three and six months ended June 30, 2023, respectively.
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
•For foreign exchange derivative instruments that are designated as hedging instruments against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive loss and reclassified into earnings when the foreign investment is sold or substantially liquidated. These instruments include cross-currency interest rate swaps and foreign currency forward-exchange contracts. Gains and losses excluded from the assessment of hedge effectiveness

13 |

are recognized in earnings (Interest expense, net of capitalized interest). The cash flows from these contracts are reflected within the investing section of our Condensed Consolidated Statements of Cash Flows. These contracts have varying maturities and all mature within one year.
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
•As of June 30, 2024, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of June 30, 2024, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three and six months ended June 30, 2024 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
During the first quarter of 2023, we executed amendments to certain of our interest rate swap contracts, which changed the floating rate index from LIBOR to SOFR. These amendments did not have a material impact on our condensed consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	June 30,	December 31,
(MILLIONS)	2024	2023
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$2,237	$1,948

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	650	650
Danish krone	575	600
Swiss franc	25	25

Forward-starting interest rate swaps	$100	$100

Fixed-to-floating interest rate swap contracts	$250	$250

14 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$17	$11
Foreign currency forward-exchange contracts	Other current liabilities	(5)	(11)
Total derivatives not designated as hedging instruments		$12	$—

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$15	$12
Foreign exchange derivative instruments	Other current assets	28	5
Foreign exchange derivative instruments	Other noncurrent assets	—	11
Foreign exchange derivative instruments	Other current liabilities	(1)	(20)
Foreign exchange derivative instruments	Other noncurrent liabilities	—	(1)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(30)	(26)
Total derivatives designated as hedging instruments		12	(19)
Total derivatives		$24	$(19)
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At June 30, 2024, there was $24 million of collateral received and $24 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2023, there was $13 million of collateral received and $33 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Foreign currency forward-exchange contracts	$2	$(20)	$1	$(36)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Forward-starting interest rate swap contracts	$1	$1	$3	$—
Foreign exchange derivative instruments	$2	$(7)	$18	$(13)
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Foreign exchange derivative instruments	$4	$5	$8	$10
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.

15 |

10. Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
Finished goods	$1,050	$1,147
Work-in-process	953	966
Raw materials and supplies	449	451
Inventories	$2,452	$2,564
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2023	$1,532	$1,227	$2,759
Other(a)	(17)	(3)	(20)
Balance, June 30, 2024	$1,515	$1,224	$2,739
(a)     Includes adjustments for the reclassification of goodwill of $24 million to Assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as foreign currency translation. For additional information, see Note 5. Acquisitions and Divestitures: B. Divestitures.
The gross goodwill balance was $3,275 million and $3,295 million as of June 30, 2024 and December 31, 2023, respectively. Accumulated goodwill impairment losses were $536 million as of June 30, 2024 and December 31, 2023.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2024			As of December 31, 2023
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,925	$(1,124)	$801	$1,986	$(1,101)	$885
Brands and tradenames	370	(242)	128	383	(246)	137
Other	275	(193)	82	270	(190)	80
Total finite-lived intangible assets	2,570	(1,559)	1,011	2,639	(1,537)	1,102
Indefinite-lived intangible assets:
Brands and tradenames	67	—	67	88	—	88
In-process research and development	142	—	142	141	—	141
Product rights	6	—	6	7	—	7
Total indefinite-lived intangible assets	215	—	215	236	—	236
Identifiable intangible assets	$2,785	$(1,559)	$1,226	$2,875	$(1,537)	$1,338
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $42 million and $86 million for the three and six months ended June 30, 2024, respectively, and $48 million and $95 million for the three and six months ended June 30, 2023, respectively.
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

16 |

The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Stock options / stock appreciation rights	$3	$2	$6	$3
RSUs / DSUs	11	10	21	17
PSUs	5	5	10	6
Share-based compensation expense—total(a)	$19	$17	$37	$26
(a) For the three and six months ended June 30, 2024 and 2023, we capitalized less than $1 million of share-based compensation expense to inventory.
During the six months ended June 30, 2024, the company granted 266,526 stock options with a weighted-average exercise price of $196.04 per stock option and a weighted-average fair value of $50.98 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 4.06%; expected dividend yield of 0.88%; expected stock price volatility of 27.04%; and expected term of 4.1 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2024, the company granted 240,809 RSUs, with a weighted-average grant date fair value of $195.32 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2024, the company granted 101,099 PSUs with a weighted-average grant date fair value of $268.71 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 26.2% and 30.6%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of June 30, 2024, there was $623 million remaining under this authorization. In August 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock. See Note 17. Subsequent Events for additional information. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions, business needs and available liquidity.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains/(Losses)	Loss
Balance, December 31, 2023	$85	$18	$(944)	$2	$(839)
Other comprehensive (loss)/income, net of tax	(1)	18	(23)	—	(6)
Balance, June 30, 2024	$84	$36	$(967)	$2	$(845)

Balance, December 31, 2022	$90	$41	$(944)	$(4)	$(817)
Other comprehensive (loss)/income, net of tax	(3)	(13)	(66)	4	(78)
Balance, June 30, 2023	$87	$28	$(1,010)	$—	$(895)

17 |

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	June 30,		June 30,
	2024	2023	2024	2023
Numerator
Net income before allocation to noncontrolling interests	$624	$670	$1,223	$1,221
Less: Net loss attributable to noncontrolling interests	—	(1)	—	(2)
Net income attributable to Zoetis Inc.	$624	$671	$1,223	$1,223
Denominator
Weighted-average common shares outstanding	455.5	461.9	456.7	462.7
Common stock equivalents: stock options, RSUs, PSUs and DSUs	0.5	1.0	0.7	1.1
Weighted-average common and potential dilutive shares outstanding	456.0	462.9	457.4	463.8
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.37	$1.45	$2.68	$2.64
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.37	$1.45	$2.67	$2.64
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three and six months ended June 30, 2024 and 2023.
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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. The parties have been unable to secure a start date for the Phase II testing.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2024, recorded amounts for the estimated fair value of these indemnifications were not material.
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
•Certain transactions and events such as (i) Purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition and divestiture-related costs, where we incur costs associated with acquiring and integrating newly acquired businesses, such as transaction costs and integration costs, as well as divestiture-related costs; and (iii) Certain significant items, which comprise substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis, such as restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition or divestiture, certain asset impairment charges, certain legal and commercial settlements and the impact of divestiture-related gains and losses.
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

19 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
U.S.
Revenue	$1,308	$1,165
Cost of sales	232	214
Gross profit	1,076	951
Gross margin	82.3%	81.6%
Operating expenses	204	212
Other (income)/deductions-net	—	—
U.S. Earnings	872	739	$21	$20

International
Revenue(b)	1,035	995
Cost of sales	342	315
Gross profit	693	680
Gross margin	67.0%	68.3%
Operating expenses	175	166
Other (income)/deductions-net	—	(1)
International Earnings	518	515	25	22

Total operating segments	1,390	1,254	46	42

Other business activities	(142)	(116)	11	7
Reconciling Items:
Corporate	(299)	(256)	33	30
Purchase accounting adjustments	(35)	(43)	35	40
Acquisition and divestiture-related costs	(5)	(4)	—	—
Certain significant items(c)	(70)	90	—	—
Other unallocated	(59)	(53)	2	2
Total Earnings(d)	$780	$872	$127	$121
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $237 million and $217 million for the three months ended June 30, 2024 and 2023, respectively.
(c)    For the three months ended June 30, 2024, primarily consisted of employee termination costs related to organizational structure refinements and a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as asset impairment charges related to our aquaculture business.
For the three months ended June 30, 2023, primarily consisted of a gain on the sale of a majority interest in our pet insurance business, partially offset by certain asset impairment charges related to our precision animal health business and employee termination costs related to organizational structure refinements.
(d)    Defined as income before provision for taxes on income.

20 |

	Earnings		Depreciation and Amortization(a)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
U.S.
Revenue	$2,471	$2,170
Cost of sales	449	417
Gross profit	2,022	1,753
Gross margin	81.8%	80.8%
Operating expenses	394	400
Other (income)/deductions-net	—	—
U.S. Earnings	1,628	1,353	$45	$39

International
Revenue(b)	2,042	1,973
Cost of sales	655	606
Gross profit	1,387	1,367
Gross margin	67.9%	69.3%
Operating expenses	334	317
Other (income)/deductions-net	—	—
International Earnings	1,053	1,050	48	43

Total operating segments	2,681	2,403	93	82

Other business activities	(274)	(230)	20	15
Reconciling Items:
Corporate	(587)	(464)	65	62
Purchase accounting adjustments	(72)	(85)	72	79
Acquisition and divestiture-related costs	(5)	(5)	—	—
Certain significant items(c)	(76)	68	—	—
Other unallocated	(140)	(118)	3	3
Total Earnings(d)	$1,527	$1,569	$253	$241
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $460 million and $421 million for the six months ended June 30, 2024 and 2023, respectively.
(c)    For the six months ended June 30, 2024, primarily consisted of employee termination costs related to organizational structure refinements, a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as asset impairment charges related to our aquaculture business, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
For the six months ended June 30, 2023, primarily consisted of a gain on the sale of a majority interest in our pet insurance business, partially offset by employee termination costs related to organizational structure refinements and certain asset impairment charges related to our precision animal health business.
(d)    Defined as income before provision for taxes on income.
17. Subsequent Events
Status of Tax Audits and Potential Impact on Accrual for Uncertain Tax Positions
We are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 and 2018. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. As of June 30, 2024, the estimated additional tax liability, based on the income adjustment proposed by the IRS under the NOPA, is approximately $450 million, excluding interest and penalties.
Based on current facts and circumstances, we disagree with the IRS’ position and will defend our position taken on the 2018 U.S. Federal Income Tax return. We believe the amount previously accrued related to this uncertain tax position remains appropriate, but we will continue to evaluate the adequacy of our tax reserve as the audit progresses. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are not consistent with management’s expectations, we could be required to adjust our provision for income taxes and this amount could be material to our financial statements.
Share Repurchase Program
On August 1, 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions, business needs and available liquidity.

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
A summary of our 2024 performance compared with the comparable 2023 periods follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational(a)
Revenue	$2,361	$2,180	8	(3)	11
Net income attributable to Zoetis	624	671	(7)	(11)	4
Adjusted net income(a)	711	652	9	(9)	18

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational(a)
Revenue	$4,551	$4,180	9	(3)	12
Net income attributable to Zoetis	1,223	1,223	—	(13)	13
Adjusted net income(a)	1,345	1,259	7	(10)	17
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
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: the decline in global macroeconomic conditions, the regional conflict in the Middle East, geopolitical tensions with and economic uncertainty in China, Russia’s invasion of Ukraine, inflation, global supply chain disruption, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, competitive dynamics, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.

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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2024, approximately 42% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2024, approximately 58% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 3% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income and the corresponding adjusted earnings per share (EPS) are non-GAAP financial measures of performance used by management. We believe these financial measures are useful supplemental information to investors when considered together with our U.S. GAAP financial measures. We report adjusted net income to portray the results of our major operations, and the discovery, development, manufacture and commercialization of our products, prior to considering certain income statement elements. We define adjusted net income and adjusted EPS as net income attributable to Zoetis and EPS before the impact of purchase accounting adjustments, acquisition and divestiture-related costs and certain significant items.
We recognize that, as an internal measure of performance, the adjusted net income and adjusted EPS measures have limitations, and we do not restrict our performance management process solely to these metrics. A limitation of the adjusted net income and adjusted EPS measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition, divestiture or amortization of purchased intangibles, and do not provide a comparable view of our performance to other companies. The adjusted net income and adjusted EPS measures are not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis and reported EPS. See the Adjusted Net Income section below for more information.

23 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Revenue	$2,361	$2,180	8	$4,551	$4,180	9
Costs and expenses:
Cost of sales	668	607	10	1,311	1,195	10
% of revenue	28.3%	27.8%		28.8%	28.6%
Selling, general and administrative expenses	581	556	4	1,128	1,061	6
% of revenue	25%	26%		25%	25%
Research and development expenses	171	146	17	333	288	16
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	35	37	(5)	72	74	(3)
Restructuring charges and certain acquisition and divestiture-related costs	42	8	*	46	29	59
Interest expense, net of capitalized interest	59	58	2	117	121	(3)
Other (income)/deductions—net	25	(104)	*	17	(157)	*
Income before provision for taxes on income	780	872	(11)	1,527	1,569	(3)
% of revenue	33%	40%		34%	38%
Provision for taxes on income	156	202	(23)	304	348	(13)
Effective tax rate	20.0%	23.2%		19.9%	22.2%
Net income before allocation to noncontrolling interests	624	670	(7)	1,223	1,221	—
Less: Net loss attributable to noncontrolling interests	—	(1)	*	—	(2)	*
Net income attributable to Zoetis Inc.	$624	$671	(7)	$1,223	$1,223	—
% of revenue	26%	31%		27%	29%
*Calculation not meaningful
Revenue
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Total revenue increased by $181 million, or 8%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023, an increase of $243 million, or 11%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 8%;
•volume growth from new products of approximately 3%; and
•volume growth from key dermatology products of approximately 2%, partially offset by:
•volume decrease from other in-line products of approximately 2%.
Foreign exchange decreased reported revenue growth by approximately 3%.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Total revenue increased by $371 million, or 9%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023, an increase of $482 million, or 12%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 7%;
•volume growth from new products of approximately 4%; and
•volume growth from key dermatology products of approximately 2%, partially offset by:
•volume decrease from other in-line products of approximately 1%.
Foreign exchange decreased reported revenue growth by approximately 3%.

24 |

Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Cost of sales	$668	$607	10	$1,311	$1,195	10
% of revenue	28.3%	27.8%		28.8%	28.6%
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Cost of sales as a percentage of revenue was 28.3% in the three months ended June 30, 2024, compared with 27.8% in the three months ended June 30, 2023. The increase was primarily as a result of:
•unfavorable manufacturing and other costs; and
•unfavorable foreign exchange,
partially offset by:
•price increases;
•favorable product mix;
•lower inventory charges; and
•lower freight costs.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Cost of sales as a percentage of revenue was 28.8% in the six months ended June 30, 2024, compared with 28.6% in the six months ended June 30, 2023. The increase was primarily as a result of:
•unfavorable manufacturing and other costs; and
•unfavorable foreign exchange,
partially offset by:
•price increases;
•favorable product mix;
•lower freight costs; and
•lower inventory charges.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Selling, general and administrative expenses	$581	$556	4	$1,128	$1,061	6
% of revenue	25%	26%		25%	25%
Three months ended June 30, 2024 vs. three months ended June 30, 2023
SG&A expenses increased by $25 million, or 4%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023, primarily as a result of:
•an increase in certain compensation-related costs;
•higher selling and distribution costs;
•higher logistics and freight costs; and
•higher professional and consulting costs,
partially offset by:
•lower advertising and promotion costs due to timing of marketing activities;
•favorable foreign exchange; and
•the reduced impact of purchase accounting adjustments.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
SG&A expenses increased by $67 million, or 6%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023, primarily as a result of:
•an increase in certain compensation-related costs;
•higher selling and distribution costs;
•higher logistics and freight costs;
•higher professional and consulting fees; and

25 |

•an increase in technology project investments,
partially offset by:
•favorable foreign exchange;
•the reduced impact of purchase accounting adjustments; and
•lower advertising and promotion costs due to timing of marketing activities.

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Research and development expenses	$171	$146	17	$333	$288	16
% of revenue	7%	7%		7%	7%
Three months ended June 30, 2024 vs. three months ended June 30, 2023
R&D expenses increased by $25 million, or 17%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023, primarily as a result of:
•higher spend in project investments;
•an increase in certain compensation-related costs to support innovation and portfolio progression;
•increased costs due to recent acquisitions; and
•higher other operating costs.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
R&D expenses increased by $45 million, or 16%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023, primarily as a result of:
•higher spend in project investments;
•an increase in certain compensation-related costs to support innovation and portfolio progression;
•increased costs due to recent acquisitions; and
•higher other operating costs.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Amortization of intangible assets	$35	$37	(5)	$72	$74	(3)
Amortization of intangible assets decreased in the three and six months ended versus the comparable prior year periods primarily due to asset impairments taken in 2023 and assets that became fully amortized, partially offset by intangible assets placed in service in 2023.

Restructuring charges and certain acquisition and divestiture-related costs
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Restructuring charges and certain acquisition and divestiture-related costs	$42	$8	*	$46	$29	59
* Calculation not meaningful
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Restructuring charges and certain acquisition and divestiture-related costs were $42 million and $8 million in the three months ended June 30, 2024 and 2023, respectively. Restructuring charges and certain acquisition and divestiture-related costs for the three months ended June 30, 2024 primarily consisted of employee termination costs related to organizational structure refinements, as well as costs related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets. Restructuring charges and certain acquisition and divestiture-related costs in the three months ended June 30, 2023 primarily consisted of employee termination costs related to organizational structure refinements and costs related to the acquisition of Jurox.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Restructuring charges and certain acquisition and divestiture-related costs were $46 million and $29 million in the six months ended June 30, 2024 and 2023, respectively. Restructuring charges and certain acquisition and divestiture-related costs for the six months ended June 30, 2024 primarily consisted of employee termination costs related to organizational structure refinements, as well as costs related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative. Restructuring charges and certain acquisition and divestiture-related

26 |

costs in the six months ended June 30, 2023 primarily consisted of employee termination costs related to organizational structure refinements and costs related to the acquisition of Jurox.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Interest expense, net of capitalized interest	$59	$58	2	$117	$121	(3)
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Interest expense, net of capitalized interest, was relatively flat in the three months ended June 30, 2024 versus the comparable prior year period.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Interest expense, net of capitalized interest, decreased in the six months ended June 30, 2024 versus the comparable prior year period. The decrease was primarily as a result of a higher debt balance during a portion of the prior year period.

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Other (income)/deductions—net	$25	$(104)	*	$17	$(157)	*

Three months ended June 30, 2024 vs. three months ended June 30, 2023
The change in Other (income)/deductions—net in the three months ended June 30, 2024 versus the comparable prior year period was primarily as a result of a gain on the sale of a majority interest in our pet insurance business in the prior year period, a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as certain asset impairment charges related to our aquaculture business and higher foreign currency losses in the current period, partially offset by certain asset impairment charges related to our precision animal health business in the prior year period.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
The change in Other (income)/deductions—net in the six months ended June 30, 2024 versus the comparable prior year period was primarily as a result of a gain on the sale of a majority interest in our pet insurance business, royalty-related income in the prior year period that was predominantly associated with a settlement received from a third-party for underpayment of royalties related to prior periods, a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as higher foreign currency losses and certain asset impairment charges related to our aquaculture business in the current period, partially offset by certain asset impairment charges related to our precision animal health business in the prior year period.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Provision for taxes on income	$156	$202	(23)	$304	$348	(13)
Effective tax rate	20.0%	23.2%		19.9%	22.2%
The global minimum tax provisions (Pillar Two) resulting from the OECD Base Erosion and Profit Shifting project are effective beginning in 2024 and the impact of these provisions is included in our effective tax rate for the three and six months ended June 30, 2024.
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Our effective tax rate was 20.0% and 23.2% for the three months ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, was primarily attributable to lower net discrete tax expenses, a higher benefit in the U.S. related to foreign-derived intangible income and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Our effective tax rate was 19.9% and 22.2% for the six months ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, was primarily attributable to lower net discrete tax expenses, a higher benefit in the U.S. related to foreign-derived intangible income and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.

27 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Companion animal	$1,080	$959	13	—	13
Livestock	228	206	11	—	11
	1,308	1,165	12	—	12
International
Companion animal	569	530	7	(5)	12
Livestock	466	465	—	(8)	8
	1,035	995	4	(6)	10
Total
Companion animal	1,649	1,489	11	(1)	12
Livestock	694	671	3	(6)	9
Contract manufacturing & human health	18	20	(10)	(1)	(9)
	$2,361	$2,180	8	(3)	11

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Companion animal	$1,978	$1,680	18	—	18
Livestock	493	490	1	—	1
	2,471	2,170	14	—	14
International
Companion animal	1,121	1,034	8	(5)	13
Livestock	921	939	(2)	(7)	5
	2,042	1,973	3	(6)	9
Total
Companion animal	3,099	2,714	14	(2)	16
Livestock	1,414	1,429	(1)	(5)	4
Contract manufacturing & human health	38	37	3	—	3
	$4,551	$4,180	9	(3)	12

28 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Revenue	$1,308	$1,165	12	—	12
Cost of Sales	232	214	8	—	8
Gross Profit	1,076	951	13	—	13
Gross Margin	82.3%	81.6%
Operating Expenses	204	212	(4)	—	(4)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	872	739	18	—	18

International
Revenue	1,035	995	4	(6)	10
Cost of Sales	342	315	9	—	9
Gross Profit	693	680	2	(9)	11
Gross Margin	67.0%	68.3%
Operating Expenses	175	166	5	(4)	9
Other (income)/deductions-net	—	(1)	*	*	*
International Earnings	518	515	1	(10)	11

Total operating segments	1,390	1,254	11	(4)	15

Other business activities	(142)	(116)	22
Reconciling Items:
Corporate	(299)	(256)	17
Purchase accounting adjustments	(35)	(43)	(19)
Acquisition and divestiture-related costs	(5)	(4)	25
Certain significant items	(70)	90	*
Other unallocated	(59)	(53)	11
Total Earnings	$780	$872	(11)
* Calculation not meaningful

29 |

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Revenue	$2,471	$2,170	14	—	14
Cost of Sales	449	417	8	—	8
Gross Profit	2,022	1,753	15	—	15
Gross Margin	81.8%	80.8%
Operating Expenses	394	400	(2)	—	(2)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	1,628	1,353	20	—	20

International
Revenue	2,042	1,973	3	(6)	9
Cost of Sales	655	606	8	—	8
Gross Profit	1,387	1,367	1	(9)	10
Gross Margin	67.9%	69.3%
Operating Expenses	334	317	5	(4)	9
Other (income)/deductions-net	—	—	*	*	*
International Earnings	1,053	1,050	—	(10)	10

Total operating segments	2,681	2,403	12	(4)	16

Other business activities	(274)	(230)	19
Reconciling Items:
Corporate	(587)	(464)	27
Purchase accounting adjustments	(72)	(85)	(15)
Acquisition and divestiture-related costs	(5)	(5)	—
Certain significant items	(76)	68	*
Other unallocated	(140)	(118)	19
Total Earnings	$1,527	$1,569	(3)
* Calculation not meaningful
Three months ended June 30, 2024 vs. three months ended June 30, 2023
U.S. operating segment
U.S. segment revenue increased by $143 million, or 12%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023, reflecting an increase of $121 million in companion animal products and $22 million in livestock products.
•Companion animal revenue increased primarily due to growth in sales of our mAb products for osteoarthritis (OA) pain, Librela and Solensia, Simparica Trio and key dermatology products, partially offset by lower sales of small animal vaccines.
•Livestock growth was due to increased sales of cattle and swine products, partially offset by lower sales of poultry products. Sales of cattle and swine products grew due to supply availability in the current year compared to the prior year period. Sales of products in our poultry portfolio declined due to lower sales of medicated feed additives.
U.S. segment earnings increased by $133 million, or 18%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
International operating segment
International segment revenue increased by $40 million, or 4%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023. Operational revenue increased by $101 million, or 10%, driven by growth of $62 million in companion animal products and $39 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the growth in sales of key dermatology products, our mAb products for OA pain, Librela and Solensia, vaccine products and small animal parasiticides.
•Livestock operational revenue growth was due to increased sales of cattle, poultry and fish products, partially offset by declines in sheep products. Sales of cattle products grew primarily due to price and improved market conditions, partially offset by prior year supply recoveries. Sales of products in our poultry portfolio grew primarily due to price and demand generation efforts in key poultry markets. Sales of products in our fish portfolio grew due to increased vaccine sales in Norway, partially offset by lower sales of anti-infective products in Chile. Sales of sheep products declined due to supply constraints.

30 |

•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $61 million, or 6%, primarily driven by the Argentinian peso, Turkish lira, Japanese yen, Chinese renminbi and Russian ruble.
International segment earnings increased by $3 million, or 1%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023. Operational earnings growth was $57 million, or 11%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
U.S. operating segment
U.S. segment revenue increased by $301 million, or 14%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023, reflecting an increase of $298 million in companion animal products and $3 million in livestock products.
•Companion animal revenue increased primarily due to growth in sales of Simparica Trio, our mAb products for OA pain, Librela and Solensia and key dermatology products, partially offset by lower sales of our small animal antiemetic product, Cerenia, and small animal diagnostics.
•Livestock growth was due to increased sales of cattle and swine products, partially offset by lower sales of poultry products. Sales of cattle products grew due to timing of supply partially offset by price. Sales of products in our poultry portfolio declined primarily due to lower sales of medicated feed additives, partially offset by higher sales of vaccines.
U.S. segment earnings increased by $275 million, or 20%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
International operating segment
International segment revenue increased by $69 million, or 3%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023. Operational revenue increased by $180 million, or 9%, driven by growth of $132 million in companion animal products and $48 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the growth in sales of our mAb products for OA pain, Librela and Solensia, key dermatology products, vaccine products and small animal parasiticides.
•Livestock operational revenue growth was due to increased sales of cattle, poultry and fish products, partially offset by declines in sheep and swine products. Sales of cattle products grew due to price, partially offset by volume declines as compared to the prior year period due to prior year supply recoveries. Sales of products in our poultry portfolio grew due to price and demand generation efforts in key poultry markets. Sales of our fish portfolio grew due to increased vaccine sales in Norway, partially offset by lower sales of anti-infective products in Chile. Sales of sheep products declined primarily due to supply constraints. Sales of swine products declined due to lower sales in China, partially offset by price.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $111 million, or 6%, primarily driven by the Argentinian peso, Turkish lira, Japanese yen, Chinese renminbi and Russian ruble.
International segment earnings increased by $3 million, or 0%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023. Operational earnings growth was $103 million, or 10%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
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
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Other business activities net loss increased by $26 million in the three months ended June 30, 2024, compared with the three months ended June 30, 2023, reflecting an increase in R&D costs due to an increase in higher project investments, certain compensation-related costs to support innovation, acquisitions and other operating costs.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Other business activities net loss increased by $44 million in the six months ended June 30, 2024, compared with the six months ended June 30, 2023, reflecting an increase in R&D costs due to an increase in higher project investments, certain compensation-related costs to support innovation, acquisitions and other operating costs.
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
•Certain transactions and events such as Purchase accounting adjustments, Acquisition and divestiture-related costs and Certain significant items, which are defined below; and

31 |

•Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Corporate expenses increased by $43 million, or 17%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023, primarily due to higher compensation-related costs, unfavorable foreign exchange, certain diagnostic costs and investments in information technology.
Other unallocated expenses increased by $6 million, or 11%, in the three months ended June 30, 2024, compared with the three months ended June 30, 2023, primarily due to unfavorable foreign exchange, higher manufacturing costs, higher inventory obsolescence, scrap and other charges, partially offset by lower freight charges.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Corporate expenses increased by $123 million, or 27%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023, primarily due to higher compensation-related costs, a settlement received from a third-party for underpayment of royalties in the prior year period, unfavorable foreign exchange and investments in information technology.
Other unallocated expenses increased by $22 million, or 19%, in the six months ended June 30, 2024, compared with the six months ended June 30, 2023, primarily due to unfavorable foreign exchange, higher manufacturing costs, higher inventory obsolescence, scrap and other charges, partially offset by lower freight charges.
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
Acquisition and divestiture-related costs
Adjusted net income is calculated prior to considering transaction, integration and disintegration costs associated with significant business combinations, net asset acquisitions and divestitures. These incremental costs are excluded as they are incurred to acquire and integrate, or dispose and disintegrate, certain businesses as a result of the acquisition or disposal decision and are unique to each transaction. We have made no adjustments for the resulting synergies from these transactions.
We believe that viewing income prior to considering these charges provides investors with a useful additional perspective because the significant costs incurred in a business combination, net asset acquisition or divestiture result primarily from the need to eliminate duplicate assets, activities or employees––a natural result of acquiring or disposing of a fully integrated set of activities. For this reason, we believe that the costs incurred to convert disparate systems, to close duplicative facilities or to eliminate duplicate positions (for example, in the context of a business combination) can be viewed differently from those costs incurred in the ordinary course of business.
The integration and disintegration costs associated with a business combination, asset acquisition or divestiture may occur over several years, with the more significant impacts generally ending within three years of the transaction. Because of the need for certain external approvals for some

32 |

actions, the span of time needed to achieve certain restructuring, integration or disintegration activities can be lengthy. For example, due to the regulated nature of the animal health medicines, vaccines and diagnostic business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the U.S. Food and Drug Administration and/or other regulatory authorities.
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to a major non-acquisition or divestiture-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition or divestiture-related cost-reduction and productivity initiatives; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain asset impairment charges; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
GAAP reported net income attributable to Zoetis	$624	$671	(7)	$1,223	$1,223	—
Purchase accounting adjustments—net of tax	27	34	(21)	56	68	(18)
Acquisition and divestiture-related costs—net of tax	4	3	33	4	4	—
Certain significant items—net of tax	56	(56)	*	62	(36)	*
Non-GAAP adjusted net income(a)	$711	$652	9	$1,345	$1,259	7
*Calculation not meaningful
(a)    The effective tax rate on adjusted pretax income was 20.1% and 21.5% for the three months ended June 30, 2024 and 2023, respectively, and 19.9% and 21.0% for the six months ended June 30, 2024 and 2023, respectively.
The lower effective tax rate for the three and six months ended June 30, 2024, compared with the three and six months ended, June 30, 2023, was primarily attributable to lower net discrete tax expenses, a higher benefit in the U.S. related to foreign-derived intangible income and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.37	$1.45	(6)	$2.67	$2.64	1
Purchase accounting adjustments—net of tax	0.06	0.07	(14)	0.12	0.14	(14)
Acquisition and divestiture-related costs—net of tax	0.01	0.01	—	0.01	0.01	—
Certain significant items—net of tax	0.12	(0.12)	*	0.14	(0.08)	*
Non-GAAP adjusted EPS—diluted	$1.56	$1.41	11	$2.94	$2.71	8
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Interest expense, net of capitalized interest	$59	$58	$117	$121
Interest income	24	21	56	54
Income taxes	179	178	335	334
Depreciation	82	72	163	144
Amortization	10	9	18	18

33 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Purchase accounting adjustments:
Amortization and depreciation	$35	$40	$72	$79
Cost of sales	—	3	—	6
Total purchase accounting adjustments—pre-tax	35	43	72	85
Income taxes(a)	8	9	16	17
Total purchase accounting adjustments—net of tax	27	34	56	68
Acquisition and divestiture-related costs:
Acquisition-related costs	1	3	1	4
Divestiture-related costs(b)	4	—	4	—
Restructuring costs	—	1	—	1
Total acquisition and divestiture-related costs—pre-tax	5	4	5	5
Income taxes(a)	1	1	1	1
Total acquisition and divestiture-related costs—net of tax	4	3	4	4
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(c)	37	4	41	24
Certain asset impairment charges(d)	11	10	11	10
Loss on assets held for sale(e)	22	—	22	—
Net gain on sale of business(f)	—	(101)	—	(101)
Other	—	(3)	2	(1)
Total certain significant items—pre-tax	70	(90)	76	(68)
Income taxes(a)	14	(34)	14	(32)
Total certain significant items—net of tax	56	(56)	62	(36)
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$87	$(19)	$122	$36
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. For the three and six months ended June 30, 2023, income taxes in Certain significant items also includes tax expense related to changes to prior years' tax positions with regard to the one-time mandatory deemed repatriation tax under the Tax Cuts and Jobs Act.
(b)    Represents costs related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(c)    For the three and six months ended June 30, 2024, primarily consisted of employee termination costs related to organizational structure refinements. For the six months ended June 30, 2024, charges were partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
For the three and six months ended June 30, 2023, primarily consisted of employee termination costs related to organizational structure refinements.
(d) For the three and six months ended June 30, 2024, represents certain asset impairment charges related to our aquaculture business.
For the three and six months ended June 30, 2023, represents certain asset impairment charges related to our precision animal health business.
(e)    Represents a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(f)    Represents a net gain on the sale of a majority interest in our pet insurance business.

34 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Cost of sales:
Purchase accounting adjustments	$1	$5	$2	$9
Total Cost of sales	1	5	2	9

Selling, general & administrative expenses:
Purchase accounting adjustments	3	7	6	14
Total Selling, general & administrative expenses	3	7	6	14

Research & development expenses:
Purchase accounting adjustments	—	—	1	—
Total Research & development expenses	—	—	1	—

Amortization of intangible assets:
Purchase accounting adjustments	31	31	63	62
Total Amortization of intangible assets	31	31	63	62

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	1	3	1	4
Divestiture-related costs	4	—	4	—
Employee termination costs	37	5	41	25
Total Restructuring charges and certain acquisition and divestiture-related costs	42	8	46	29

Other (income)/deductions—net:
Net gain on sale of business	—	(101)	—	(101)
Asset impairment charges	11	10	11	10
Loss on assets held for sale	22	—	22	—
Other	—	(3)	2	(1)
Total Other (income)/deductions—net	33	(94)	35	(92)

Provision for taxes on income	23	(24)	31	(14)

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$87	$(19)	$122	$36

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
Analysis of the condensed consolidated balance sheets
June 30, 2024 vs. December 31, 2023
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts increased primarily as a result of higher net sales in the period.
Assets held for sale and Liabilities associated with assets held for sale primarily reflects the reclassification of certain accounts related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets. See Note 5. Acquisitions and Divestitures of the Notes to Condensed Consolidated Financial Statements.
Other current assets increased primarily due to the jurisdictional netting of income taxes receivable and income taxes payable, the mark-to-market adjustment of derivative instruments, the recognition of the deferral of a prepaid tax benefit in connection with a prepayment from a related foreign entity in Belgium, partially offset by a decrease in collateral posted related to derivative contracts.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense and a reclassification of certain assets to Assets held for sale. See Note 11. Goodwill and Other Intangible Assets of the Notes to Condensed Consolidated Financial Statements.

35 |

The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments and the tax impact of various acquisitions.
Accrued compensation and related items decreased primarily due to the payments of 2023 annual incentive bonuses, payments for sales incentive bonuses and savings plan contributions to eligible employees, as well as the timing of the bi-weekly payroll, partially offset by the accrual of 2024 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
Other current liabilities decreased primarily due to the mark-to-market adjustment of derivative instruments, partially offset by an increase in collateral received related to derivative contracts.
Other noncurrent liabilities decreased primarily due to the reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative and the reclassification of certain liabilities to Liabilities associated with assets held for sale.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders’ Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,		$
(MILLIONS OF DOLLARS)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$1,097	$732	$365
Investing activities	(263)	(296)	33
Financing activities	(1,287)	(2,296)	1,009
Effect of exchange-rate changes on cash and cash equivalents	(14)	(4)	(10)
Net decrease in cash and cash equivalents	$(467)	$(1,864)	$1,397
Operating activities
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Net cash provided by operating activities was $1,097 million for the six months ended June 30, 2024, compared with $732 million for the six months ended June 30, 2023. The increase in operating cash flows was primarily attributable to higher inventory build-up of certain products in the prior period for increased demand and to mitigate potential supply constraints, as well as higher net income adjusted by non-cash items.
Investing activities
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Our net cash used in investing activities was $263 million for the six months ended June 30, 2024, compared with net cash used in investing activities of $296 million for the six months ended June 30, 2023. The net cash used in investing activities for the six months ended June 30, 2024 was primarily due to capital expenditures. The net cash used in investing activities for the six months ended June 30, 2023 was primarily due to capital expenditures, partially offset by net proceeds on the sale of a majority interest in our pet insurance business.
Financing activities
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Our net cash used in financing activities was $1,287 million for the six months ended June 30, 2024, compared with net cash used in financing activities of $2,296 million for the six months ended June 30, 2023. The net cash used in financing activities for the six months ended June 30, 2024 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to the repayment of the $1.35 billion aggregate principal amount of our 2013 senior notes due 2023 in February 2023, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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

36 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
Cash and cash equivalents	$1,574	$2,041
Accounts receivable, net(a)	1,383	1,304
Short-term borrowings	—	3
Long-term debt	6,563	6,564
Working capital	4,405	4,454
Ratio of current assets to current liabilities	3.45:1	3.36:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the six months ended June 30, 2024 compared with December 31, 2023, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of June 30, 2024 and December 31, 2023. There were no amounts drawn under the credit facility as of June 30, 2024 or December 31, 2023.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2024, we had access to $55 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of June 30, 2024 and $3 million of borrowings outstanding related to these facilities as of December 31, 2023.
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
Share repurchase program
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of June 30, 2024, there was $623 million remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions, business needs and available liquidity. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first six months of 2024, 5.0 million shares were repurchased for $872 million, which excludes an $8 million accrual for excise tax on net share repurchases. In August 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock. See Note 17. Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional information.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2024 and December 31, 2023, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
There were no accounting standards that were recently issued but not adopted as of June 30, 2024 that the Company expects to have a material impact on its condensed consolidated financial statements.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, R&D costs, timing and likelihood of success, competing products, future operating or financial performance, future results of current and anticipated products and services, product and supply chain disruptions, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, anticipated timing of divestitures, integration of acquired businesses, interest rates, tax rates, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings or investigations, plans related to share repurchases and dividends, government regulation and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2024, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of June 30, 2024, there was $623 million remaining under this program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
June 30, 2024:

	Issuer Purchases of Equity Securities(b)
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2024	732,133	$158.01	731,203	$1,039,868,455
May 1 - May 31, 2024	1,829,359	$168.92	1,828,242	$731,020,492
June 1 - June 30, 2024	626,801	$171.91	626,440	$622,950,682
	3,188,293	$167.01	3,185,885	$622,950,682
(a)     The company repurchased 2,408 shares during the three-month period ended June 30, 2024 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)    Amounts exclude the impact of excise tax on net share repurchases.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
On May 8, 2024, Kristin Peck, Chief Executive Officer, terminated a pre-arranged trading plan that was intended to satisfy the affirmative defense of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Ms. Peck’s terminated plan provided for (i) the sale of up to 52,000 shares of Zoetis common stock between May 21, 2024 and April 30, 2025 and (ii) the gifting of up to $300,000 worth of Zoetis common stock to a charitable fund between May 21, 2024 and April 30, 2025.

41 |

Item 6.    Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Zoetis Inc. (incorporated by reference to Exhibit 3.1 to Zoetis Inc.’s Current
Report on Form 8-K filed on May 23, 2024 (File No. 001-35797))
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

42 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 6, 2024	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

August 6, 2024	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

43 |