Form 10-Q
period 2024-09-30
Zoetis Inc.
filed 2024-11-04
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2024, there were 451,165,011 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2024	2023	2024	2023
Revenue	$2,388	$2,151	$6,939	$6,331
Costs and expenses:
Cost of sales	701	638	2,012	1,833
Selling, general and administrative expenses	565	525	1,693	1,586
Research and development expenses	167	152	500	440
Amortization of intangible assets	35	38	107	112
Restructuring charges and certain acquisition and divestiture-related costs	5	16	51	45
Interest expense, net of capitalized interest	57	59	174	180
Other (income)/deductions—net	(16)	6	1	(151)
Income before provision for taxes on income	874	717	2,401	2,286
Provision for taxes on income	182	121	486	469
Net income before allocation to noncontrolling interests	692	596	1,915	1,817
Less: Net income/(loss) attributable to noncontrolling interests	10	—	10	(2)
Net income attributable to Zoetis Inc.	$682	$596	$1,905	$1,819
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.51	$1.29	$4.18	$3.94
Diluted	$1.50	$1.29	$4.18	$3.93
Weighted-average common shares outstanding:
Basic	452.9	460.3	455.4	461.9
Diluted	453.5	461.4	456.1	463.0
Dividends declared per common share	$—	$—	$0.864	$0.750

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Net income before allocation to noncontrolling interests	$692	$596	$1,915	$1,817
Other comprehensive (loss)/income, net of tax(a):
Unrealized (losses)/gains on derivatives for cash flow hedges, net of tax of $(1) and $1 for the three months ended September 30, 2024 and 2023, respectively, and $(1) and $0 for the nine months ended September 30, 2024 and 2023, respectively	(4)	3	(5)	—
Unrealized (losses)/gains on derivatives for net investment hedges, net of tax of $(7) and $5 for the three months ended September 30, 2024 and 2023, respectively, and $(2) and $1 for the nine months ended September 30, 2024 and 2023, respectively	(23)	18	(5)	5
Foreign currency translation adjustments	21	60	(2)	(6)
Benefit plans: Actuarial gains, net of tax of $0 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $1 for the nine months ended September 30, 2024 and 2023, respectively	—	—	—	4
Total other comprehensive (loss)/income, net of tax	(6)	81	(12)	3
Comprehensive income before allocation to noncontrolling interests	686	677	1,903	1,820
Less: Comprehensive income/(loss) attributable to noncontrolling interests	10	—	10	(2)
Comprehensive income attributable to Zoetis Inc.	$676	$677	$1,893	$1,822
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,714	$2,041
Accounts receivable, less allowance for doubtful accounts of $19 in 2024 and $18 in 2023	1,411	1,304
Inventories	2,416	2,564
Assets held for sale	314	—
Other current assets	427	434
Total current assets	6,282	6,343
Property, plant and equipment, less accumulated depreciation of $2,657 in 2024 and $2,594 in 2023	3,298	3,204
Operating lease right-of-use assets	223	230
Goodwill	2,744	2,759
Identifiable intangible assets, less accumulated amortization	1,186	1,338
Noncurrent deferred tax assets	409	206
Other noncurrent assets	215	206
Total assets	$14,357	$14,286

Liabilities and Equity
Short-term borrowings	$—	$3
Accounts payable	404	411
Dividends payable	—	198
Accrued expenses	725	683
Accrued compensation and related items	335	382
Income taxes payable	97	110
Liabilities associated with assets held for sale	26	—
Other current liabilities	115	102
Total current liabilities	1,702	1,889
Long-term debt, net of discount and issuance costs	6,574	6,564
Noncurrent deferred tax liabilities	172	146
Operating lease liabilities	181	188
Other taxes payable	274	271
Other noncurrent liabilities	220	237
Total liabilities	9,123	9,295
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 451,549,789 and 458,367,358 shares outstanding at September 30, 2024, and December 31, 2023, respectively	5	5
Treasury stock, at cost, 50,341,454 and 43,523,885 shares of common stock at September 30, 2024 and December 31, 2023, respectively	(6,889)	(5,597)
Additional paid-in capital	1,163	1,133
Retained earnings	11,806	10,295
Accumulated other comprehensive loss	(851)	(839)
Total Zoetis Inc. equity	5,234	4,997
Equity attributable to noncontrolling interests	—	(6)
Total equity	5,234	4,991
Total liabilities and equity	$14,357	$14,286
(a)    As of September 30, 2024 and December 31, 2023, includes $4 million and $2 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended September 30, 2024
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2024	501.9	$5	48.0	$(6,464)	$1,146	$11,124	$(845)	$(6)	$4,960
Net income	—	—	—	—	—	682	—	10	692
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Share-based compensation awards (a)	—	—	—	2	17	—	—	—	19
Treasury stock acquired (b)	—	—	2.3	(427)	—	—	—	—	(427)
Balance, September 30, 2024	501.9	$5	50.3	$(6,889)	$1,163	$11,806	$(851)	$—	$5,234

Three months ended September 30, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2023	501.9	$5	41.2	$(5,126)	$1,098	$9,543	$(895)	$(4)	$4,621
Net income	—	—	—	—	—	596	—	—	596
Other comprehensive income	—	—	—	—	—	—	81	—	81
Share-based compensation awards (a)	—	—	(0.2)	9	18	1	—	—	28
Treasury stock acquired (b)	—	—	1.4	(252)	—	—	—	—	(252)
Balance, September 30, 2023	501.9	$5	42.4	$(5,369)	$1,116	$10,140	$(814)	$(4)	$5,074
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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED) - Continued

Nine months ended September 30, 2024
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
Net income	—	—	—	—	—	1,905	—	10	1,915
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Share-based compensation awards (a)	—	—	(0.5)	15	30	—	—	—	45
Treasury stock acquired (b)	—	—	7.3	(1,307)	—	—	—	—	(1,307)
Dividends declared	—	—	—	—	—	(394)	—	—	(394)
Balance, September 30, 2024	501.9	$5	50.3	$(6,889)	$1,163	$11,806	$(851)	$—	$5,234

Nine months ended September 30, 2023
	Zoetis
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—	—	—	1,819	—	(2)	1,817
Other comprehensive income	—	—	—	—	—	—	3	—	3
Share-based compensation awards (a)	—	—	(0.7)	34	28	(1)	—	—	61
Treasury stock acquired (b)	—	—	5.0	(864)	—	—	—	—	(864)
Dividends declared	—	—	—	—	—	(346)	—	—	(346)
Balance, September 30, 2023	501.9	$5	42.4	$(5,369)	$1,116	$10,140	$(814)	$(4)	$5,074

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(MILLIONS OF DOLLARS)	2024	2023
Operating Activities
Net income before allocation to noncontrolling interests	$1,915	$1,817
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	374	365
Share-based compensation expense	55	43
Asset write-offs and asset impairments	16	27
Loss on assets held for sale	22	—
Net gain on sale of businesses, excluding transaction costs	—	(118)
Provision for losses on inventory	71	82
Deferred taxes	(186)	(40)
Other non-cash adjustments	11	(6)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(134)	(54)
Inventories	(113)	(497)
Other assets	(14)	(119)
Accounts payable	5	(9)
Other liabilities	36	(27)
Other tax accounts, net	(10)	(8)
Net cash provided by operating activities	2,048	1,456
Investing Activities
Capital expenditures	(439)	(534)
Acquisitions, net of cash acquired	(8)	(155)
Purchase of investments	(4)	(3)
Proceeds from derivative instrument activity, net	11	23
Proceeds from sale of businesses, net of cash sold	—	96
Net proceeds from sale of assets	1	4
Other investing activities	(2)	2
Net cash used in investing activities	(441)	(567)
Financing Activities
Decrease in short-term borrowings, net	(3)	—
Principal payments on long-term debt	—	(1,350)
Payment of consideration related to previous acquisitions	(5)	(3)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(10)	18
Purchases of treasury stock, including excise taxes paid	(1,305)	(857)
Cash dividends paid	(592)	(520)
Net cash used in financing activities	(1,915)	(2,712)
Effect of exchange-rate changes on cash and cash equivalents	(19)	(4)
Net decrease in cash and cash equivalents	(327)	(1,827)
Cash and cash equivalents at beginning of period	2,041	3,581
Cash and cash equivalents at end of period	$1,714	$1,754

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$657	$586
Interest, net of capitalized interest	205	225
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	46	42
Financing cash flows - finance leases	1	—
Non-cash transactions:
Capital expenditures	4	4
Excise tax accrued on net share repurchases, not paid	12	7
Lease obligations obtained in exchange for right-of-use assets - operating	39	74
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 31, 2024 and August 31, 2023.
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
In the third quarter of 2024, we concluded that we were no longer the primary beneficiary of a variable interest entity (VIE) that was previously consolidated. The effects of the deconsolidation were not material to the condensed consolidated financial statements.
3. Accounting Standards
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The update is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. The adoption of this guidance will impact our disclosures only and we do not expect it to have an impact on our consolidated financial statements.
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
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We refer to all different brands of a particular product, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock, within our major product categories.
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
7 |

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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
United States	$1,346	$1,174	$3,817	$3,344
Australia	83	84	239	248
Brazil	101	101	301	276
Canada	66	63	202	183
Chile	31	31	93	109
China	61	69	205	255
France	36	34	111	102
Germany	57	50	166	148
Italy	31	26	95	87
Japan	33	34	109	120
Mexico	39	42	129	119
Spain	35	30	100	94
United Kingdom	80	78	230	209
Other developed markets	148	127	413	374
Other emerging markets	220	187	670	605
	2,367	2,130	6,880	6,273
Contract manufacturing & human health	21	21	59	58
Total Revenue	$2,388	$2,151	$6,939	$6,331

8 |

Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
U.S.
Companion animal	$1,068	$908	$3,046	$2,588
Livestock	278	266	771	756
	1,346	1,174	3,817	3,344
International
Companion animal	541	506	1,662	1,540
Livestock	480	450	1,401	1,389
	1,021	956	3,063	2,929
Total
Companion animal	1,609	1,414	4,708	4,128
Livestock	758	716	2,172	2,145
Contract manufacturing & human health	21	21	59	58
Total Revenue	$2,388	$2,151	$6,939	$6,331
Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Companion Animal:
Dogs and Cats	$1,551	$1,354	$4,516	$3,931
Horses	58	60	192	197
	1,609	1,414	4,708	4,128
Livestock:
Cattle	391	374	1,132	1,102
Poultry	139	127	410	397
Swine	131	129	388	404
Fish	70	57	177	158
Sheep and other	27	29	65	84
	758	716	2,172	2,145
Contract manufacturing & human health	21	21	59	58
Total Revenue	$2,388	$2,151	$6,939	$6,331
Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Parasiticides	$530	$465	$1,634	$1,465
Vaccines	468	449	1,365	1,308
Dermatology	453	397	1,234	1,048
Anti-infectives	274	264	819	796
Pain and sedation	219	147	634	408
Other pharmaceutical	169	166	478	514
Animal health diagnostics	101	95	286	284
Medicated feed additives	91	86	242	257
Other non-pharmaceutical	62	61	188	193
	2,367	2,130	6,880	6,273
Contract manufacturing & human health	21	21	59	58
Total Revenue	$2,388	$2,151	$6,939	$6,331
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2023 and 2022, and subsequently recognized as revenue during each of the first nine months of 2024 and 2023 were $4 million. Contract liabilities as of September 30, 2024 and December 31, 2023 were $21 million and $11 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2024 is not material.

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
B. Divestitures
During the second quarter of 2024, we entered into a definitive agreement where Phibro Animal Health will acquire Zoetis’ medicated feed additive product portfolio, certain water soluble products and related assets for $350 million, subject to customary closing adjustments. Net assets and liabilities related to the sale met all the criteria to be classified as held for sale during the second quarter of 2024. We have determined that this future divestiture does not qualify for reporting as a discontinued operation, as it does not represent a strategic shift that has or will have a major effect on our operations and/or financial results. Proceeds upon the closing of this transaction were received in the fourth quarter of 2024. See Note 17. Subsequent Event for additional information.
As of September 30, 2024, major classes of assets held for sale and liabilities associated with assets held for sale are summarized below:

September 30,
(MILLIONS OF DOLLARS)	2024
Assets held for sale
Accounts receivable, less allowance for doubtful accounts	$1
Inventories	162
Other current assets	2
Property, plant and equipment, less accumulated depreciation	108
Operating lease right-of-use assets	2
Goodwill(a)	12
Identifiable intangible assets, less accumulated amortization	26
Noncurrent deferred tax assets	2
Other noncurrent assets	9
Loss on assets held for sale(a)	(10)
Total Assets Held for Sale	$314

Liabilities associated with assets held for sale
Accounts payable	$11
Accrued expenses	8
Accrued compensation and related items	1
Other noncurrent liabilities	6
Total Liabilities Associated with Assets Held for Sale	$26
(a) We recorded a loss on assets held for sale of $22 million in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2024. Of the loss on assets held for sale, $12 million is allocated to goodwill and the remaining $10 million relates to selling costs to be recognized upon closing and foreign currency translation losses to be reclassified out of accumulated other comprehensive income into earnings upon closing of the transaction.
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

10 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and divestitures are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	$—	$3	$1	$7
Divestiture-related costs(a)	7	—	11	—
Restructuring charges, net(b):
Employee termination costs, net	(2)	8	39	33
Asset impairment charges	—	1	—	1
Exit costs	—	4	—	4
Total Restructuring charges and certain acquisition and divestiture-related costs	$5	$16	$51	$45
(a)    Divestiture-related costs consisted of costs related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(b) The restructuring charges for the nine months ended September 30, 2024 primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
The restructuring charges for the three and nine months ended September 30, 2023 primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
The change in our restructuring accrual is as follows:

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2023(a)	$35
Provision	46
Reserve adjustment	(7)
Utilization and other(b)	(28)
Balance, September 30, 2024(a)	$46
(a)     At September 30, 2024 and December 31, 2023, included in Accrued expenses ($44 million and $26 million, respectively) and Other noncurrent liabilities ($2 million and $9 million, respectively).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Royalty-related income(a)	$(2)	$(1)	$(5)	$(36)
Interest income	(23)	(23)	(79)	(79)
Identifiable intangible asset impairment charges(b)	—	6	11	17
Loss on assets held for sale(c)	—	—	22	—
Other asset impairment charges	—	1	—	1
Net gain on sale of business(d)	—	—	—	(101)
Foreign currency loss(e)	5	19	42	41
Other, net	4	4	10	6
Other (income)/deductions—net	$(16)	$6	$1	$(151)
(a)     For the nine months ended September 30, 2023, predominantly associated with a settlement for underpayment of royalties in prior periods.
(b)    For the nine months ended September 30, 2024, represents asset impairment charges related to our aquaculture business.
For the three months ended September 30, 2023, primarily represents asset impairment charges related to our diagnostics business.
For the nine months ended September 30, 2023, primarily represents asset impairment charges related to our precision animal health and diagnostics businesses.
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

11 |

8. Income Taxes
A. Taxes on Income
Our effective tax rate was 20.8% and 16.9% for the three months ended September 30, 2024 and 2023, respectively. The higher effective tax rate for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was primarily attributable to a benefit from the tax loss on the divestiture of Performance Livestock Analytics recorded in the third quarter of 2023, higher net discrete tax expenses and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Our effective tax rate was 20.2% and 20.5% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income, lower net discrete tax expenses and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a benefit from the tax loss on the divestiture of Performance Livestock Analytics recorded in the third quarter of 2023. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
In 2022, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2023 and 2024. A portion of this benefit was recognized during the three and nine months ended September 30, 2024 and 2023.
The global minimum tax provisions (Pillar Two) resulting from the Organisation for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting project are effective beginning in 2024 and the impact of these provisions is included in our effective tax rate for the three and nine months ended September 30, 2024.
B. Deferred Taxes
As of September 30, 2024, the total net deferred income tax asset of $237 million is included in Noncurrent deferred tax assets ($409 million) and Noncurrent deferred tax liabilities ($172 million).
As of December 31, 2023, the total net deferred income tax asset of $60 million is included in Noncurrent deferred tax assets ($206 million) and Noncurrent deferred tax liabilities ($146 million).
C. Tax Contingencies
Uncertain Tax Positions
As of September 30, 2024, the net tax liabilities associated with uncertain tax positions of $217 million (exclusive of interest and penalties related to uncertain tax positions of $36 million) are included in Other taxes payable.
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
Status of Tax Audits and Potential Impact on Accrual for Uncertain Tax Positions
We are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 and 2018. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report for the adjustments identified in the NOPA. As of September 30, 2024, the additional tax liability, based on the income adjustment proposed by the IRS under the NOPA, is approximately $450 million, excluding interest and penalties.
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

12 |

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
We were in compliance with all financial covenants as of September 30, 2024 and December 31, 2023. There were no amounts drawn under the credit facility as of September 30, 2024 or December 31, 2023.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2024, we had access to $56 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2024 and $3 million of borrowings outstanding related to these facilities as of December 31, 2023.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2024 and December 31, 2023, there was no commercial paper outstanding under this program.
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
The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
4.500% 2015 senior notes due 2025	$750	$750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(56)	(60)
Cumulative fair value adjustment for interest rate swap contracts	(20)	(26)
Long-term debt, net of discount and issuance costs	$6,574	$6,564
The fair value of our long-term debt was $6,334 million and $6,319 million as of September 30, 2024 and December 31, 2023, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).

13 |

The following table provides the principal amount of debt outstanding, as of September 30, 2024, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2024	2025	2026	2027	2028	2028	Total
Maturities	$—	$1,350	$—	$750	$500	$4,050	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $57 million and $174 million for the three and nine months ended September 30, 2024, respectively, and $59 million and $180 million for the three and nine months ended September 30, 2023, respectively. Capitalized interest expense was $9 million and $26 million for the three and nine months ended September 30, 2024, respectively, and $7 million and $19 million for the three and nine months ended September 30, 2023, respectively.
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
•During the period from 2019 to 2022, we entered into forward-starting interest rate swaps with an aggregate notional value of $650 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to refinance our 3.250% 2013 senior notes due 2023. Upon issuance of our 2022 senior notes, we terminated these contracts and received $114 million in cash from the counterparties for settlement. The settlement amount, which represented the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income (offset to Interest expense, net of capitalized interest) over the life of the 5.600% 2022 senior notes due 2032.
•As of September 30, 2024, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of September 30, 2024, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three and nine

14 |

months ended September 30, 2024 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
During the first quarter of 2023, we executed amendments to certain of our interest rate swap contracts, which changed the floating rate index from LIBOR to SOFR. These amendments did not have a material impact on our condensed consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	September 30,	December 31,
(MILLIONS)	2024	2023
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$1,965	$1,948

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	750	650
Danish krone	475	600
Swiss franc	25	25

Forward-starting interest rate swaps	$200	$100

Fixed-to-floating interest rate swap contracts	$250	$250
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$17	$11
Foreign currency forward-exchange contracts	Other current liabilities	(14)	(11)
Total derivatives not designated as hedging instruments		$3	$—

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$12	$12
Foreign exchange derivative instruments	Other current assets	17	5
Foreign exchange derivative instruments	Other noncurrent assets	—	11
Foreign exchange derivative instruments	Other current liabilities	(17)	(20)
Foreign exchange derivative instruments	Other noncurrent liabilities	—	(1)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(20)	(26)
Total derivatives designated as hedging instruments		(8)	(19)
Total derivatives		$(5)	$(19)
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At September 30, 2024, there was $12 million of collateral received and $22 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2023, there was $13 million of collateral received and $33 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Foreign currency forward-exchange contracts	$11	$16	$12	$(20)

15 |

These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Forward-starting interest rate swap contracts	$(3)	$5	$—	$5
Foreign exchange derivative instruments	$(23)	$18	$(5)	$5
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Foreign exchange derivative instruments	$4	$4	$12	$14
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
Finished goods	$1,049	$1,147
Work-in-process	951	966
Raw materials and supplies	416	451
Inventories	$2,416	$2,564
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2023	$1,532	$1,227	$2,759
Other(a)	(17)	2	(15)
Balance, September 30, 2024	$1,515	$1,229	$2,744
(a)     Includes adjustments for the reclassification of goodwill of $24 million to Assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as foreign currency translation. For additional information, see Note 5. Acquisitions and Divestitures: B. Divestitures.
The gross goodwill balance was $3,280 million and $3,295 million as of September 30, 2024 and December 31, 2023, respectively. Accumulated goodwill impairment losses were $536 million as of September 30, 2024 and December 31, 2023.

16 |

B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2024			As of December 31, 2023
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,931	$(1,164)	$767	$1,986	$(1,101)	$885
Brands and tradenames	370	(245)	125	383	(246)	137
Other	276	(196)	80	270	(190)	80
Total finite-lived intangible assets	2,577	(1,605)	972	2,639	(1,537)	1,102
Indefinite-lived intangible assets:
Brands and tradenames	66	—	66	88	—	88
In-process research and development	141	—	141	141	—	141
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	214	—	214	236	—	236
Identifiable intangible assets	$2,791	$(1,605)	$1,186	$2,875	$(1,537)	$1,338
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $42 million and $128 million for the three and nine months ended September 30, 2024, respectively, and $46 million and $141 million for the three and nine months ended September 30, 2023, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Stock options / stock appreciation rights	$2	$3	$8	$6
RSUs / DSUs	10	10	31	27
PSUs	6	4	16	10
Share-based compensation expense—total(a)	$18	$17	$55	$43
(a) For the three and nine months ended September 30, 2024 and 2023, we capitalized less than $1 million of share-based compensation expense to inventory.
During the nine months ended September 30, 2024, the company granted 270,450 stock options with a weighted-average exercise price of $195.84 per stock option and a weighted-average fair value of $50.90 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 4.06%; expected dividend yield of 0.88%; expected stock price volatility of 27.02%; and expected term of 4.1 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2024, the company granted 246,112 RSUs, with a weighted-average grant date fair value of $195.10 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2024, the company granted 101,099 PSUs with a weighted-average grant date fair value of $268.71 per PSU. PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies

17 |

comprising the S&P 500 stock market index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 companies, which were 26.2% and 30.6%, respectively. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of September 30, 2024, there was $200 million remaining under this authorization. In August 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions, business needs and available liquidity.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains/(Losses)	Loss
Balance, December 31, 2023	$85	$18	$(944)	$2	$(839)
Other comprehensive loss, net of tax	(5)	(5)	(2)	—	(12)
Balance, September 30, 2024	$80	$13	$(946)	$2	$(851)

Balance, December 31, 2022	$90	$41	$(944)	$(4)	$(817)
Other comprehensive income/(loss), net of tax	—	5	(6)	4	3
Balance, September 30, 2023	$90	$46	$(950)	$—	$(814)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	September 30,		September 30,
	2024	2023	2024	2023
Numerator
Net income before allocation to noncontrolling interests	$692	$596	$1,915	$1,817
Less: Net income/(loss) attributable to noncontrolling interests	10	—	10	(2)
Net income attributable to Zoetis Inc.	$682	$596	$1,905	$1,819
Denominator
Weighted-average common shares outstanding	452.9	460.3	455.4	461.9
Common stock equivalents: stock options, RSUs, PSUs and DSUs	0.6	1.1	0.7	1.1
Weighted-average common and potential dilutive shares outstanding	453.5	461.4	456.1	463.0
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.51	$1.29	$4.18	$3.94
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.50	$1.29	$4.18	$3.93
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three and nine months ended September 30, 2024 and 2023.
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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Phase II testing began the week of October 14, 2024. The consultant will provide a report upon completion of the testing.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2024, recorded amounts for the estimated fair value of these indemnifications were not material.

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

20 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
U.S.
Revenue	$1,346	$1,174
Cost of sales	258	228
Gross profit	1,088	946
Gross margin	80.8%	80.6%
Operating expenses	199	202
Other (income)/deductions-net	—	—
U.S. Earnings	889	744	$20	$19

International
Revenue(b)	1,021	956
Cost of sales	321	306
Gross profit	700	650
Gross margin	68.6%	68.0%
Operating expenses	157	156
Other (income)/deductions-net	1	1
International Earnings	542	493	25	24

Total operating segments	1,431	1,237	45	43

Other business activities	(137)	(124)	9	9
Reconciling Items:
Corporate	(306)	(258)	31	33
Purchase accounting adjustments	(35)	(39)	35	39
Acquisition and divestiture-related costs	(7)	(3)	—	—
Certain significant items(c)	(1)	(23)	—	—
Other unallocated	(71)	(73)	1	—
Total Earnings(d)	$874	$717	$121	$124
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $234 million and $206 million for the three months ended September 30, 2024 and 2023, respectively.
(c)    For the three months ended September 30, 2023, primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives, as well as certain asset impairment charges related to our diagnostics and precision animal health businesses.
(d)    Defined as income before provision for taxes on income.

21 |

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
U.S.
Revenue	$3,817	$3,344
Cost of sales	707	645
Gross profit	3,110	2,699
Gross margin	81.5%	80.7%
Operating expenses	593	602
Other (income)/deductions-net	—	—
U.S. Earnings	2,517	2,097	$65	$58

International
Revenue(b)	3,063	2,929
Cost of sales	976	912
Gross profit	2,087	2,017
Gross margin	68.1%	68.9%
Operating expenses	491	473
Other (income)/deductions-net	1	1
International Earnings	1,595	1,543	73	67

Total operating segments	4,112	3,640	138	125

Other business activities	(411)	(354)	29	24
Reconciling Items:
Corporate	(893)	(722)	96	95
Purchase accounting adjustments	(107)	(124)	107	118
Acquisition and divestiture-related costs	(12)	(8)	—	—
Certain significant items(c)	(77)	45	—	—
Other unallocated	(211)	(191)	4	3
Total Earnings(d)	$2,401	$2,286	$374	$365
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Revenue denominated in euros was $694 million and $627 million for the nine months ended September 30, 2024 and 2023, respectively.
(c)    For the nine months ended September 30, 2024, primarily consisted of employee termination costs related to organizational structure refinements, a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as asset impairment charges related to our aquaculture business, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
For the nine months ended September 30, 2023, primarily consisted of a gain on the sale of a majority interest in our pet insurance business, partially offset by employee termination costs related to organizational structure refinements and certain asset impairment charges related to our precision animal health and diagnostics businesses.
(d)    Defined as income before provision for taxes on income.
17. Subsequent Event
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets. We do not expect the closing of the divestiture to have a material impact to our consolidated financial statements. See Note 5. Acquisitions and Divestitures for additional information regarding the transaction.

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
A summary of our 2024 performance compared with the comparable 2023 periods follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational(a)
Revenue	$2,388	$2,151	11	(3)	14
Net income attributable to Zoetis	682	596	14	(2)	16
Adjusted net income(a)	716	629	14	(1)	15

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational(a)
Revenue	$6,939	$6,331	10	(2)	12
Net income attributable to Zoetis	1,905	1,819	5	(9)	14
Adjusted net income(a)	2,061	1,888	9	(7)	16
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
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: the decline in global macroeconomic conditions, competitive dynamics, the regional conflict in the Middle East, geopolitical tensions with and economic uncertainty in China, inflation, global supply chain disruption, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.

23 |

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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2024, approximately 41% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2024, approximately 59% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Revenue	$2,388	$2,151	11	$6,939	$6,331	10
Costs and expenses:
Cost of sales	701	638	10	2,012	1,833	10
% of revenue	29.4%	29.7%		29.0%	29.0%
Selling, general and administrative expenses	565	525	8	1,693	1,586	7
% of revenue	24%	24%		24%	25%
Research and development expenses	167	152	10	500	440	14
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	35	38	(8)	107	112	(4)
Restructuring charges and certain acquisition and divestiture-related costs	5	16	(69)	51	45	13
Interest expense, net of capitalized interest	57	59	(3)	174	180	(3)
Other (income)/deductions—net	(16)	6	*	1	(151)	*
Income before provision for taxes on income	874	717	22	2,401	2,286	5
% of revenue	37%	33%		35%	36%
Provision for taxes on income	182	121	50	486	469	4
Effective tax rate	20.8%	16.9%		20.2%	20.5%
Net income before allocation to noncontrolling interests	692	596	16	1,915	1,817	5
Less: Net income/(loss) attributable to noncontrolling interests	10	—	—	10	(2)	*
Net income attributable to Zoetis Inc.	$682	$596	14	$1,905	$1,819	5
% of revenue	29%	28%		27%	29%
*Calculation not meaningful
Revenue
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Total revenue increased by $237 million, or 11%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023, an increase of $297 million, or 14%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 6%;
•volume growth from new products of approximately 3%;
•volume growth from other in-line products of approximately 3%; and
•volume growth from key dermatology products of approximately 2%.
Foreign exchange decreased reported revenue growth by approximately 3%.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Total revenue increased by $608 million, or 10%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, an increase of $779 million, or 12%, on an operational basis. Operational revenue growth was comprised primarily of the following:
•price growth of approximately 7%;
•volume growth from new products of approximately 3%; and
•volume growth from key dermatology products of approximately 2%.
Foreign exchange decreased reported revenue growth by approximately 2%.

25 |

Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Cost of sales	$701	$638	10	$2,012	$1,833	10
% of revenue	29.4%	29.7%		29.0%	29.0%
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Cost of sales as a percentage of revenue was 29.4% in the three months ended September 30, 2024, compared with 29.7% in the three months ended September 30, 2023. The decrease was primarily as a result of:
•price increases;
•favorable product mix;
•lower inventory charges; and
•favorable foreign exchange,
partially offset by:
•unfavorable manufacturing and other costs; and
•higher freight costs.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Cost of sales as a percentage of revenue remained flat at 29.0% in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023 primarily as a result of:
•price increases;
•favorable product mix;
•lower freight costs; and
•lower inventory charges,
fully offset by:
•unfavorable manufacturing and other costs; and
•unfavorable foreign exchange.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Selling, general and administrative expenses	$565	$525	8	$1,693	$1,586	7
% of revenue	24%	24%		24%	25%
Three months ended September 30, 2024 vs. three months ended September 30, 2023
SG&A expenses increased by $40 million, or 8%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023, primarily as a result of:
•an increase in certain compensation-related costs;
•higher professional and consulting costs;
•higher selling and distribution costs; and
•increased technology project investments,
partially offset by:
•favorable foreign exchange;
•lower advertising and promotion costs due to timing of marketing activities; and
•lower contract labor costs.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
SG&A expenses increased by $107 million, or 7%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, primarily as a result of:
•an increase in certain compensation-related costs;
•higher selling and distribution costs;
•higher professional and consulting fees;
•higher logistics and freight costs; and

26 |

•an increase in technology project investments,
partially offset by:
•favorable foreign exchange;
•the reduced impact of purchase accounting adjustments; and
•lower advertising and promotion costs due to timing of marketing activities.

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Research and development expenses	$167	$152	10	$500	$440	14
% of revenue	7%	7%		7%	7%
Three months ended September 30, 2024 vs. three months ended September 30, 2023
R&D expenses increased by $15 million, or 10%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023, primarily as a result of:
•an increase in certain compensation-related costs to support innovation and portfolio progression;
•higher spend in project investments;
•increased costs due to recent acquisitions; and
•higher depreciation expense.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
R&D expenses increased by $60 million, or 14%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, primarily as a result of:
•an increase in certain compensation-related costs to support innovation and portfolio progression;
•higher spend in project investments;
•increased costs due to recent acquisitions;
•higher other operating costs; and
•higher depreciation expense.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Amortization of intangible assets	$35	$38	(8)	$107	$112	(4)
Amortization of intangible assets decreased in the three and nine months ended versus the comparable prior year periods primarily due to asset impairments taken in 2023 and assets that became fully amortized, partially offset by intangible assets placed in service in 2023.

Restructuring charges and certain acquisition and divestiture-related costs
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Restructuring charges and certain acquisition and divestiture-related costs	$5	$16	(69)	$51	$45	13
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Restructuring charges and certain acquisition and divestiture-related costs were $5 million and $16 million in the three months ended September 30, 2024 and 2023, respectively. Restructuring charges and certain acquisition and divestiture-related costs in the three months ended September 30, 2024 primarily consisted of costs related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets. Restructuring charges and certain acquisition and divestiture-related costs in the three months ended September 30, 2023 primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives, as well as costs related to recent acquisitions.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Restructuring charges and certain acquisition and divestiture-related costs were $51 million and $45 million in the nine months ended September 30, 2024 and 2023, respectively. Restructuring charges and certain acquisition and divestiture-related costs for the nine months ended September 30, 2024 primarily consisted of employee termination costs related to organizational structure refinements, as well as costs related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets, partially offset by a reversal of certain employee

27 |

termination costs as a result of a change in strategy from our 2015 operational efficiency initiative. Restructuring charges and certain acquisition and divestiture-related costs in the nine months ended September 30, 2023 primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives, as well as costs related to recent acquisitions.

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Interest expense, net of capitalized interest	$57	$59	(3)	$174	$180	(3)
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Interest expense, net of capitalized interest, decreased in the three months ended September 30, 2024 versus the comparable prior year period. The decrease was primarily as a result of higher capitalized interest in the current period associated with capital projects to support our future growth.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Interest expense, net of capitalized interest, decreased in the nine months ended September 30, 2024 versus the comparable prior year period. The decrease was primarily as a result of higher capitalized interest in the current period associated with capital projects to support our future growth and a higher debt balance during a portion of the prior year period.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Other (income)/deductions—net	$(16)	$6	*	$1	$(151)	*
* Calculation not meaningful
Three months ended September 30, 2024 vs. three months ended September 30, 2023
The change in Other (income)/deductions—net in the three months ended September 30, 2024 versus the comparable prior year period was primarily as a result of lower foreign currency losses in the current period and certain asset impairment charges related to our diagnostics and precision animal health businesses in the prior year period.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
The change in Other (income)/deductions—net in the nine months ended September 30, 2024 versus the comparable prior year period was primarily as a result of a gain on the sale of a majority interest in our pet insurance business in the prior year period, royalty-related income in the prior year period that was predominantly associated with a settlement received from a third-party for underpayment of royalties related to prior periods, a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets in the current period, as well as certain asset impairment charges related to our aquaculture business in the current period, partially offset by certain asset impairment charges related to our precision animal health and diagnostics businesses in the prior year period.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
Provision for taxes on income	$182	$121	50	$486	$469	4
Effective tax rate	20.8%	16.9%		20.2%	20.5%
The global minimum tax provisions (Pillar Two) resulting from the OECD Base Erosion and Profit Shifting project are effective beginning in 2024 and the impact of these provisions is included in our effective tax rate for the three and nine months ended September 30, 2024.
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Our effective tax rate was 20.8% and 16.9% for the three months ended September 30, 2024 and 2023, respectively. The higher effective tax rate for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was primarily attributable to a benefit from the tax loss on the divestiture of Performance Livestock Analytics recorded in the third quarter of 2023, higher net discrete tax expenses and a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.

28 |

Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Our effective tax rate was 20.2% and 20.5% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income, lower net discrete tax expenses and a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a benefit from the tax loss on the divestiture of Performance Livestock Analytics recorded in the third quarter of 2023. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Companion animal	$1,068	$908	18	—	18
Livestock	278	266	5	—	5
	1,346	1,174	15	—	15
International
Companion animal	541	506	7	(4)	11
Livestock	480	450	7	(8)	15
	1,021	956	7	(6)	13
Total
Companion animal	1,609	1,414	14	(1)	15
Livestock	758	716	6	(5)	11
Contract manufacturing & human health	21	21	—	(2)	2
	$2,388	$2,151	11	(3)	14

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Companion animal	$3,046	$2,588	18	—	18
Livestock	771	756	2	—	2
	3,817	3,344	14	—	14
International
Companion animal	1,662	1,540	8	(4)	12
Livestock	1,401	1,389	1	(7)	8
	3,063	2,929	5	(5)	10
Total
Companion animal	4,708	4,128	14	(2)	16
Livestock	2,172	2,145	1	(5)	6
Contract manufacturing & human health	59	58	2	—	2
	$6,939	$6,331	10	(2)	12

29 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Revenue	$1,346	$1,174	15	—	15
Cost of Sales	258	228	13	—	13
Gross Profit	1,088	946	15	—	15
Gross Margin	80.8%	80.6%
Operating Expenses	199	202	(1)	—	(1)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	889	744	19	—	19

International
Revenue	1,021	956	7	(6)	13
Cost of Sales	321	306	5	(8)	13
Gross Profit	700	650	8	(5)	13
Gross Margin	68.6%	68.0%
Operating Expenses	157	156	1	(6)	7
Other (income)/deductions-net	1	1	—	13	(13)
International Earnings	542	493	10	(5)	15

Total operating segments	1,431	1,237	16	(2)	18

Other business activities	(137)	(124)	10
Reconciling Items:
Corporate	(306)	(258)	19
Purchase accounting adjustments	(35)	(39)	(10)
Acquisition and divestiture-related costs	(7)	(3)	*
Certain significant items	(1)	(23)	(96)
Other unallocated	(71)	(73)	(3)
Total Earnings	$874	$717	22
* Calculation not meaningful

30 |

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2024	2023	Total	Exchange	Operational
U.S.
Revenue	$3,817	$3,344	14	—	14
Cost of Sales	707	645	10	—	10
Gross Profit	3,110	2,699	15	—	15
Gross Margin	81.5%	80.7%
Operating Expenses	593	602	(1)	—	(1)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	2,517	2,097	20	—	20

International
Revenue	3,063	2,929	5	(5)	10
Cost of Sales	976	912	7	(3)	10
Gross Profit	2,087	2,017	3	(8)	11
Gross Margin	68.1%	68.9%
Operating Expenses	491	473	4	(4)	8
Other (income)/deductions-net	1	1	—	(39)	39
International Earnings	1,595	1,543	3	(9)	12

Total operating segments	4,112	3,640	13	(3)	16

Other business activities	(411)	(354)	16
Reconciling Items:
Corporate	(893)	(722)	24
Purchase accounting adjustments	(107)	(124)	(14)
Acquisition and divestiture-related costs	(12)	(8)	50
Certain significant items	(77)	45	*
Other unallocated	(211)	(191)	10
Total Earnings	$2,401	$2,286	5
* Calculation not meaningful
Three months ended September 30, 2024 vs. three months ended September 30, 2023
U.S. operating segment
U.S. segment revenue increased by $172 million, or 15%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023, reflecting an increase of $160 million in companion animal products and $12 million in livestock products.
•Companion animal revenue increased primarily due to growth in sales of our mAb products for osteoarthritis (OA) pain, Librela® and Solensia®, Simparica Trio® and key dermatology products.
•Livestock growth was primarily due to increased sales of cattle and swine products. Sales of cattle and swine products grew due to supply availability in the current year compared to the prior year period.
U.S. segment earnings increased by $145 million, or 19%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023, primarily due to higher revenue, partially offset by higher cost of sales.
International operating segment
International segment revenue increased by $65 million, or 7%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023. Operational revenue increased by $125 million, or 13%, driven by growth of $58 million in companion animal products and $67 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the growth in sales of key dermatology products, our mAb products for OA pain, Librela and Solensia, small animal parasiticides and vaccine products.
•Livestock operational revenue growth was due to increased sales of cattle, poultry, fish and swine products, partially offset by declines in sheep products. Sales of cattle products grew primarily due to price, increased demand and improved supply, partially offset by market conditions in China. Sales of products in our poultry portfolio grew primarily due to price and key account penetration. Sales of products in our fish portfolio grew due to increased vaccine sales in Norway. Sales of products in our swine portfolio grew as a result of price, favorable market conditions and key market penetration. Sales of sheep products declined primarily due to poor market conditions.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $60 million, or 6%, primarily driven by the Argentinian peso, Brazilian real, Turkish lira, Mexican peso and Japanese yen.

31 |

International segment earnings increased by $49 million, or 10%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023. Operational earnings growth was $76 million, or 15%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
U.S. operating segment
U.S. segment revenue increased by $473 million, or 14%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, reflecting an increase of $458 million in companion animal products and $15 million in livestock products.
•Companion animal revenue increased primarily due to growth in sales of Simparica Trio, our mAb products for OA pain, Librela and Solensia and key dermatology products, partially offset by lower sales of our small animal antiemetic product, Cerenia, and small animal diagnostics.
•Livestock growth was due to increased sales of cattle and swine products, partially offset by lower sales of poultry products. Sales of cattle products grew due to timing of supply partially offset by price. Sales of products in our poultry portfolio declined primarily as a result of the expanded use of lower cost alternatives and generic competition.
U.S. segment earnings increased by $420 million, or 20%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, primarily due to higher revenue and lower operating expenses, partially offset by higher cost of sales.
International operating segment
International segment revenue increased by $134 million, or 5%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023. Operational revenue increased by $305 million, or 10%, driven by growth of $190 million in companion animal products and $115 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the growth in sales of our mAb products for OA pain, Librela and Solensia, key dermatology products, vaccine products and small animal parasiticides.
•Livestock operational revenue growth was due to increased sales of cattle, poultry and fish products, partially offset by a decline in sheep products. Sales of cattle products grew due to price, partially offset by volume declines as compared to the prior year period due to prior year supply recoveries. Sales of products in our poultry portfolio grew due to price and demand generation efforts in key poultry markets. Sales of our fish portfolio grew due to increased vaccine sales in Norway, partially offset by lower sales of anti-infective products in Chile. Sales of sheep products declined primarily due to poor market conditions.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $171 million, or 5%, primarily driven by the Argentinian peso, Turkish lira, Japanese yen, Brazilian real, Chinese renminbi and Russian ruble.
International segment earnings increased by $52 million, or 3%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023. Operational earnings growth was $179 million, or 12%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
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
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Other business activities net loss increased by $13 million in the three months ended September 30, 2024, compared with the three months ended September 30, 2023, reflecting an increase in R&D costs due to an increase in higher project investments, certain compensation-related costs to support innovation, acquisitions and other operating costs.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Other business activities net loss increased by $57 million in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, reflecting an increase in R&D costs due to an increase in higher project investments, certain compensation-related costs to support innovation, acquisitions and other operating costs.
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

32 |

Three months ended September 30, 2024 vs. three months ended September 30, 2023
Corporate expenses increased by $48 million, or 19%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023, primarily due to higher compensation-related costs and investments in information technology.
Other unallocated expenses decreased by $2 million, or 3%, in the three months ended September 30, 2024, compared with the three months ended September 30, 2023, primarily due to higher manufacturing costs and freight charges, partially offset by lower scrap charges and favorable foreign exchange.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Corporate expenses increased by $171 million, or 24%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, primarily due to higher compensation-related costs, a settlement received from a third-party for underpayment of royalties in the prior year period, unfavorable foreign exchange and investments in information technology.
Other unallocated expenses increased by $20 million, or 10%, in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, primarily due to unfavorable foreign exchange, higher manufacturing costs, higher inventory obsolescence, scrap and other charges, partially offset by lower freight charges.
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
The integration and disintegration costs associated with a business combination, asset acquisition or divestiture may occur over several years, with the more significant impacts generally ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring, integration or disintegration activities can be lengthy. For example, due to the regulated nature of the animal health medicines, vaccines and diagnostic business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the U.S. Food and Drug Administration and/or other regulatory authorities.

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2024	2023	Change	2024	2023	Change
GAAP reported net income attributable to Zoetis	$682	$596	14	$1,905	$1,819	5
Purchase accounting adjustments—net of tax	27	30	(10)	83	98	(15)
Acquisition and divestiture-related costs—net of tax	5	3	67	9	7	29
Certain significant items—net of tax	2	—	*	64	(36)	*
Non-GAAP adjusted net income(a)	$716	$629	14	$2,061	$1,888	9
*Calculation not meaningful
(a)    The effective tax rate on adjusted pretax income was 20.8% and 19.6% for the three months ended September 30, 2024 and 2023, respectively.
The higher effective tax rate for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, was primarily attributable to a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs) and higher net discrete tax expenses, partially offset by a higher benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
The effective tax rate on adjusted pretax income was 20.3% and 20.5% for the nine months ended September 30, 2024 and 2023, respectively.
The lower effective tax rate for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income and a lower net discrete tax expenses, partially offset by a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis —diluted	$1.50	$1.29	16	$4.18	$3.93	6
Purchase accounting adjustments—net of tax	0.06	0.06	—	0.18	0.21	(14)
Acquisition and divestiture-related costs—net of tax	0.01	0.01	—	0.02	0.02	—
Certain significant items—net of tax	0.01	—	*	0.14	(0.08)	*
Non-GAAP adjusted EPS—diluted	$1.58	$1.36	16	$4.52	$4.08	11
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Interest expense, net of capitalized interest	$57	$59	$174	$180
Interest income	23	23	79	77
Income taxes	191	153	526	487
Depreciation	79	76	242	220
Amortization	7	9	25	27

34 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Purchase accounting adjustments:
Amortization and depreciation	$35	$39	$107	$118
Cost of sales	—	—	—	6
Total purchase accounting adjustments—pre-tax	35	39	107	124
Income taxes(a)	8	9	24	26
Total purchase accounting adjustments—net of tax	27	30	83	98
Acquisition and divestiture-related costs:
Acquisition-related costs	—	3	1	7
Divestiture-related costs(b)	7	—	11	—
Restructuring costs	—	—	—	1
Total acquisition and divestiture-related costs—pre-tax	7	3	12	8
Income taxes(a)	2	—	3	1
Total acquisition and divestiture-related costs—net of tax	5	3	9	7
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(c)	(2)	12	39	36
Certain asset impairment charges(d)	—	11	11	21
Loss on assets held for sale(e)	—	—	22	—
Net gain on sale of business(f)	—	—	—	(101)
Other	3	—	5	(1)
Total certain significant items—pre-tax	1	23	77	(45)
Income taxes(a)	(1)	23	13	(9)
Total certain significant items—net of tax	2	—	64	(36)
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$34	$33	$156	$69
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. For the three and nine months ended September 30, 2023, income taxes in Certain significant items also includes a benefit from the tax loss on the divestiture of Performance Livestock Analytics, partially offset by a tax expense related to changes to prior years' tax positions with regard to the one-time mandatory deemed repatriation tax under the Tax Cuts and Jobs Act.
(b)    Represents costs related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(c)    For the nine months ended September 30, 2024, primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
For the three and nine months ended September 30, 2023, primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
(d) For the nine months ended September 30, 2024, represents certain asset impairment charges related to our aquaculture business.
For the three and nine months ended September 30, 2023, represents certain asset impairment charges related to our precision animal health and diagnostics businesses.
(e)    Represents a loss on assets held for sale related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(f)    Primarily represents a net gain on the sale of a majority interest in our pet insurance business.

35 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2024	2023	2024	2023
Cost of sales:
Purchase accounting adjustments	$1	$1	$3	$10
Inventory write-offs	—	2	—	2
Other	1	—	1	—
Total Cost of sales	2	3	4	12

Selling, general & administrative expenses:
Purchase accounting adjustments	3	4	9	18
Other	2	—	2	—
Total Selling, general & administrative expenses	5	4	11	18

Research & development expenses:
Purchase accounting adjustments	1	1	2	1
Total Research & development expenses	1	1	2	1

Amortization of intangible assets:
Purchase accounting adjustments	30	33	93	95
Total Amortization of intangible assets	30	33	93	95

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	—	3	1	7
Divestiture-related costs	7	—	11	—
Employee termination costs	(2)	8	39	33
Asset impairments	—	1	—	1
Exit costs	—	4	—	4
Total Restructuring charges and certain acquisition and divestiture-related costs	5	16	51	45

Other (income)/deductions—net:
Net gain on sale of business	—	—	—	(101)
Asset impairment charges	—	8	11	18
Loss on assets held for sale	—	—	22	—
Other	—	—	2	(1)
Total Other (income)/deductions—net	—	8	35	(84)

Provision for taxes on income	9	32	40	18

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$34	$33	$156	$69

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
Analysis of the condensed consolidated balance sheets
September 30, 2024 vs. December 31, 2023
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts increased primarily as a result of higher net sales in the period.
Inventories decreased primarily due to a reclassification of certain assets to Assets held for sale and higher sales than anticipated for certain products, partially offset by the build-up of certain products for increased demand.

36 |

Assets held for sale and Liabilities associated with assets held for sale primarily reflects the reclassification of certain accounts related to the planned sale of our medicated feed additive product portfolio, certain water soluble products and related assets. See Note 5. Acquisitions and Divestitures of the Notes to Condensed Consolidated Financial Statements.
Property, plant and equipment increased primarily as a result of capital spending, partially offset by depreciation expense and a reclassification of certain assets to Assets held for sale.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense and a reclassification of certain assets to Assets held for assets. See Note 11. Goodwill and Other Intangible Assets of the Notes to Condensed Consolidated Financial Statements.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments and the tax impact of various acquisitions.
Accrued expenses increased primarily due to employee termination costs related to organizational structure refinements and the timing of payments for other expenses.
Accrued compensation and related items decreased primarily due to the payments of 2023 annual incentive bonuses, payments for sales incentive bonuses and savings plan contributions to eligible employees, as well as the timing of the bi-weekly payroll, partially offset by the accrual of 2024 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
Other current liabilities increased primarily due to an increase in deferred revenue.
Other noncurrent liabilities decreased primarily due to the reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative, the mark-to-market adjustment of derivative instruments and the reclassification of certain liabilities to Liabilities associated with assets held for sale.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders’ Equity.
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,		$
(MILLIONS OF DOLLARS)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$2,048	$1,456	$592
Investing activities	(441)	(567)	126
Financing activities	(1,915)	(2,712)	797
Effect of exchange-rate changes on cash and cash equivalents	(19)	(4)	(15)
Net decrease in cash and cash equivalents	$(327)	$(1,827)	$1,500
Operating activities
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Net cash provided by operating activities was $2,048 million for the nine months ended September 30, 2024, compared with $1,456 million for the nine months ended September 30, 2023. The increase in operating cash flows was primarily attributable to higher inventory build-up of certain products in the prior period for increased demand and to mitigate potential supply constraints, as well as higher net income adjusted by non-cash items.
Investing activities
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Our net cash used in investing activities was $441 million for the nine months ended September 30, 2024, compared with net cash used in investing activities of $567 million for the nine months ended September 30, 2023. The net cash used in investing activities for the nine months ended September 30, 2024 was primarily due to capital expenditures. The net cash used in investing activities for the nine months ended September 30, 2023 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds on the sale of a majority interest in our pet insurance business and net proceeds from derivative instrument activity.
Financing activities
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Our net cash used in financing activities was $1,915 million for the nine months ended September 30, 2024, compared with net cash used in financing activities of $2,712 million for the nine months ended September 30, 2023. The net cash used in financing activities for the nine months ended September 30, 2024 was primarily attributable to the purchase of treasury shares and related payment of excise taxes, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to the repayment of the $1.35 billion aggregate principal amount of our 2013 senior notes due 2023 in February 2023, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.

37 |

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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2024	2023
Cash and cash equivalents	$1,714	$2,041
Accounts receivable, net(a)	1,411	1,304
Short-term borrowings	—	3
Long-term debt	6,574	6,564
Working capital	4,580	4,454
Ratio of current assets to current liabilities	3.69:1	3.36:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the nine months ended September 30, 2024 compared with December 31, 2023, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of September 30, 2024 and December 31, 2023. There were no amounts drawn under the credit facility as of September 30, 2024 or December 31, 2023.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2024, we had access to $56 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2024 and $3 million of borrowings outstanding related to these facilities as of December 31, 2023.
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

38 |

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
Share repurchase program
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of September 30, 2024, there was $200 million remaining under this authorization. In August 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions, business needs and available liquidity. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first nine months of 2024, 7.3 million shares were repurchased for $1,295 million, which excludes a $12 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2024 and December 31, 2023, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
There were no accounting standards that were recently issued but not adopted as of September 30, 2024 that the Company expects to have a material impact on its condensed consolidated financial statements.
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

39 |

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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 30, 2024, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. As of September 30, 2024, there was $200 million remaining under this program. In August 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
September 30, 2024:

	Issuer Purchases of Equity Securities(a)
	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2024	691,089	$177.89	676,214	$502,595,908
August 1 - August 31, 2024	937,732	$182.41	937,047	$6,331,664,747
September 1 - September 30, 2024	691,557	$190.56	690,968	$6,199,536,894
	2,320,378	$183.49	2,304,229	$6,199,536,894
(a)    Amounts exclude the impact of excise tax on net share repurchases.
(b)     The company repurchased 16,149 shares during the three-month period ended September 30, 2024 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
Kristin Peck, Chief Executive Officer, adopted a pre-arranged trading plan on September 12, 2024, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Ms. Peck's plan provides for (i) the sale of up to 52,000 shares of Zoetis common stock between December 13, 2024 and December 31, 2025 and (ii) the gifting of up to $300,000 worth of Zoetis common stock to a charitable fund between December 13, 2024 and December 31, 2025.
Roxanne Lagano, Executive Vice President, General Counsel and Corporate Secretary, adopted a pre-arranged trading plan on September 13, 2024, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Ms. Lagano’s plan provides for the sale of (i) between December 16, 2024 and December 16, 2025, up to 4,339 shares of Zoetis common stock and (ii) between February 11, 2025 and December 16, 2025, 100% of the net shares (net of tax withholding) resulting from the vesting of 4,858 gross shares of Zoetis common stock relating to equity awards, subject to certain conditions.

42 |

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

Zoetis Inc.

November 4, 2024	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

November 4, 2024	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

44 |