Form 10-K
period 2024-12-31
Zoetis Inc.
filed 2025-02-13
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $78,673 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 7, 2025 was 447,791,917 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders (hereinafter referred to as the “2025 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health. We have a diversified business, commercializing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical and animal health diagnostics. For over 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from veterinarians and pet owners to livestock producers.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (2024 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2024 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
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
As a result of these differences, among other things, we organize and operate our business in two segments:
•United States (U.S.) with revenue of $5,074 million, or 55% of total revenue for the year ended December 31, 2024; and
•International with revenue of $4,102 million, or 44% of total revenue for the year ended December 31, 2024.
Within each of these operating segments, we offer a diversified product portfolio for both companion animal and livestock customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2024.

1 |

Our 2024 revenue for the U.S. and key international markets, together with the percentage of revenue attributable to companion animal and livestock products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Companion Animal	Livestock
United States	$5,074	80%	20%
Total International	$4,102	54%	46%
Australia	$319	53%	47%
Brazil	$414	41%	59%
Canada	$277	62%	38%
Chile	$123	23%	77%
China	$270	69%	31%
France	$156	66%	34%
Germany	$225	77%	23%
Italy	$129	78%	22%
Japan	$147	70%	30%
Mexico	$169	36%	64%
Spain	$130	60%	40%
United Kingdom	$314	78%	22%
Other Developed	$564	49%	51%
Other Emerging	$865	42%	58%
For additional information regarding our performance in each of our operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements—Note 4. Revenue and Note 19. Segment Information. Our 2024 reported revenue for each segment, by species, is as follows:

2024 United States Segment Revenue - By Species

Swine
3%
Poultry
3%
Cattle
14%
Horses
4%
Dogs/Cats
76%

2024 International Segment Revenue - By Species

Fish
6%
Sheep and other
2%
Poultry
9%
Swine
9%
Dogs/Cats
52%
Cattle
20%
Horses
2%

2 |

Products
Over the course of our history, we have focused on developing a diverse portfolio of animal health products that deliver solutions across the continuum of care. We refer to all products with the same primary active pharmaceutical or biological ingredient(s) as a single product line, even if such products include different brands, dosages, formulations or indicated species. For vaccines, we typically consider a group of vaccines as a single product line if they share the same brand. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock within each of our major product categories.
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sectors is driven by increases in spending on pet care, economic development and related increases in disposable income. Companion animals are also living longer, deepening the human-animal bond, receiving increased medical treatment and benefiting from advances in animal health medicines, vaccines and diagnostics. Companion animal products represented approximately 68% of our revenue for the year ended December 31, 2024.
Our livestock products focus on predicting, preventing, detecting and treating diseases, with the understanding that veterinarians and livestock producers must have the tools at their disposal to treat disease expeditiously, which in turn enables the sustainable production of safe, high-quality animal protein. Human population growth and increased standards of living continue to drive demand for increased production of quality animal protein. Population growth leads to greater consumption of natural resources, driving a need for innovative solutions to increase sustainability and productivity. As global food security takes on heightened importance, producers are tasked with facilitating a high quality, safe and reliable food supply. Livestock products represented approximately 31% of our revenue for the year ended December 31, 2024.
In addition, our CSS organization, which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2024.
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, and, as a result, our major product categories no longer include the category of medicated feed additives. See Notes to Consolidated Financial Statements— Note 5. Acquisitions and Divestitures.
Our major product categories are:
•parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks, lice and worms;
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
As part of our growth strategy, we focus on the discovery and development of new chemical, biopharmaceutical and biological entities, as well as product lifecycle innovation, primarily through our research and development (R&D) group. Historically, a substantial portion of our products and revenue has been the result of product lifecycle innovation where we actively work to broaden the value of existing products by developing new claims, extending to additional species, developing more convenient formulations, modifications and combinations, and by expanding usage into more countries. For example, the first product in our ceftiofur line was an anti-infective approved for treating bovine respiratory disease (BRD) in cattle that was administered via intramuscular injection. Through follow-on studies and reformulations, we have expanded the product line into additional cattle claims and administration routes, as well as other species and regions. The ceftiofur product line currently includes the brands Excede®, Excenel®, Naxcel® and Spectramast®.
The following are examples of our first-in-class and/or best-in-class products that we have launched and products that we believe may represent platforms for future product lifecycle innovation (listed alphabetically):
•Apoquel®, the first Janus kinase inhibitor for use in veterinary medicine, was approved in 2013 for the control of pruritus associated with allergic dermatitis and the control of atopic dermatitis in dogs at least 12 months of age. Since January 2014, we have launched Apoquel in many key markets globally. In 2021, a chewable version of Apoquel was approved in the European Union (EU) and the United Kingdom (U.K.), and has since been approved in other key markets globally, including the U.S. in 2023 and China in 2024;
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
•Fostera® PCV MH was introduced in November 2013 in the U.S. and has since been approved in many key markets globally. It was developed to help protect pigs from porcine circovirus-associated disease (PCVAD) and enzootic pneumonia caused by M. hyopneumoniae (M. hyo). Fostera Gold PCV MH, the only vaccine to contain two PCV2 genotypes and long-lasting M. hyo coverage, was approved in the
3 |

U.S. and Canada in 2018 and has since been approved in many key markets globally. The Fostera/Suvaxyn® product line also includes Fostera/Suvaxyn PRRS, which was approved in the U.S. in 2015 and has since been approved in many key markets globally. This vaccine offers protection against both the respiratory and reproductive forms of disease caused by porcine reproductive and respiratory syndrome (PRRS) virus;
•Librela®(bedinvetmab), the first and only injectable mAb therapy for monthly alleviation of osteoarthritis (OA) pain in dogs, was approved in the EU in 2020 and has since been approved in other key markets globally, including the U.S. in 2023 and China in 2024;
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
•ProHeart® 6 (moxidectin), a twice a year injection to prevent heartworm disease in dogs 6 months of age and older, was approved in the U.S. in 2021; In 2019, ProHeart® 12 (moxidectin), a once-yearly injection to prevent heartworm disease in dogs 12 months of age and older;
•Protivity®, a modified-live bacterial vaccine that is effective in protecting healthy beef and dairy cattle against respiratory disease caused by Mycoplasma bovis (M. bovis), was approved in the U.S. and Canada in 2022, the EU and Mexico in 2023 and the U.K. in 2024;
•Revolution® Plus/Stronghold® Plus (selamectin/sarolaner), a topical combination product that treats ticks, fleas, ear mites, lice and gastrointestinal worms and prevents heartworm disease in cats, received EU approval in 2017 and has since been approved in other key markets globally, including the U.S., and received approval in 2024 in key markets globally for new claims related to the treatment and control of lone star tick infestations, flea tapeworm and efficacy against notoedres mange, making it the only parasiticide for cats on the market to defend against four types of ticks;
•Simparica® (sarolaner) Chewables, a monthly chewable tablet for dogs to control fleas and ticks, was approved in the EU in 2015, the U.S. in 2016 and has since been approved in other key markets globally. Simparica Trio®, a triple combination parasiticide for dogs, was approved in the EU and Canada in 2019, the U.S. in 2020 and has since been approved in other key markets globally. In 2024, Simparica Chewables and Simparica Trio received U.S. approval for new claims related to the treatment and control of lone star tick infestations. This product is a key internal lifecycle innovation that combines flea and tick treatment (sarolaner) with the prevention of heartworm disease and treatment of gastrointestinal parasites;
•Solensia® (frunevetmab), the first injectable mAb therapy for monthly alleviation of OA pain in cats, was approved in Switzerland in 2020 and has since been approved in other key markets globally, including the EU and the U.S.; and
•Vanguard®/Versican® is a market leading vaccine line for dogs intended to help prevent a range of diseases. Since 2016, Zoetis has added new and innovative enhancements to this product line in the U.S. and other key markets with Vanguard crLyme, Vanguard Rapid Resp Intranasal, Vanguard B Oral, Vanguard CIV H3N2/H3N8 and Versican Plus Bb Oral.
We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first SARS-CoV-2 (COVID-19) vaccine to help protect the health and well-being of more than 300 mammalian species living in zoos, aquariums, conservatories and other animal organizations around the world; the first equine vaccine for West Nile virus in the U.S. and EU; the first swine vaccine for pandemic H1N1 influenza virus in the U.S.; the first conditionally licensed vaccine against the pandemic H5N1 bird flu in the U.S. and EU, which we provided to the U.S. Department of Agriculture when it recommended our vaccine be used by the U.S. Fish and Wildlife Service to help protect California condors in 2023; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the U.S.; and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the U.S. Because approximately 60% of infectious diseases in humans originate in animals (according to CDC) we take a "One Health" approach; vaccinating animals can help contain emerging infectious diseases and limit spread to other species including humans. Since 2020, the company has partnered with Colorado State University to increase our understanding of the potential use of immunomodulators in livestock that could reduce the need for antibiotics, as well as advance our understanding of the biology of key diseases affecting companion animals which could lead to new therapies that can treat chronic health conditions in pets. In 2024, the company started a collaboration with Blacksmith Medicines to discover and develop novel antibiotics for animal health and provide new options for our customers to treat life-threatening infections in livestock.
Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for aquatic health products. By preventing and treating diseases, we believe these products contribute to an increase in animal welfare and an improvement in food safety while lessening the burden on the environment.
Zoetis enhanced the portfolio of its diagnostic products with the acquisition in 2018 of Abaxis, Inc. (Abaxis), a leading provider of veterinary point-of-care diagnostic instruments, including the VetScan® portfolio of benchtop and handheld diagnostic instruments and consumables. In 2023, the company enhanced its Vetscan Imagyst platform by adding artificial intelligence (AI) dermatology and AI fecal for equine, which uses a combination of image recognition technology, algorithms and cloud-based AI to deliver rapid testing results to veterinary clinics. In 2024, the company added AI urine sediment analysis to the Vetscan Imagyst platform and launched Vetscan OptiCellTM a cartridge-based, AI powered hematology analyzer that provides advanced Complete Blood Count (CBC) analysis. As Zoetis continues to develop additional innovative applications for Vetscan Imagyst, it plans to seamlessly integrate even more new capabilities into the platform, helping veterinarians provide the best possible care for animals.
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
In 2024, our two top-selling products and product lines, Simparica/Simparica Trio and Apoquel/Apoquel Chewable, contributed approximately 15% and 11%, respectively, of our revenue. Combined with our next three top-selling products and product lines, Cytopoint, Librela and our ceftiofur line, these five products and product lines contributed approximately 41% of our revenue. In 2024, our ten top-selling products and product lines contributed approximately 55% of our revenue.
Our products and product lines that represented approximately 1% or more of our revenue in 2024, which comprise approximately 69% of our total revenue, are as follows (listed alphabetically by product category):
Companion animal products

Product / product line	Description	Primary species

Vaccines
Vanguard® / Versican® line
Includes various individual and combination vaccines protecting against certain viral and bacterial diseases, including leptospirosis, Bordetella, influenza and parainfluenza, adenovirus, distemper, parvovirus and Lyme disease
Dogs

Anti-infectives
Clavamox® / Synulox®	A broad-spectrum antibiotic approved for use in dogs and cats; available in both chewable tablets and drop form	Cats, dogs
Convenia®	Injectable anti-infective for the treatment of common bacterial skin infections	Cats, dogs

Parasiticides
ProHeart®	An injection to prevent heartworm infestation given either annually or semi-annually based on formulation; also for treatment of existing larval and adult hookworm infections	Dogs
Revolution® / Revolution® Plus / Stronghold® / Stronghold® Plus	Revolution/Stronghold is a monthly topical antiparasitic for protection against fleas, lice, heartworm disease and ear mites in cats and dogs; sarcoptic mites and American dog tick in dogs and roundworms and hookworms for cats; Revolution Plus/Stronghold Plus, also a monthly topical solution, protects against fleas, lice, heartworm disease, ticks and ear mites and roundworms in cats	Cats, dogs
Simparica®/ Simparica Trio®	Simparica is a monthly chewable tablet for dogs to control fleas and ticks; Simparica Trio, also a monthly chewable tablet, is a triple combination parasiticide that delivers all-in-one protection from fleas and ticks, as well as heartworm disease, roundworms and hookworms	Dogs

Other Pharmaceutical
Cerenia®	A medication that prevents and treats acute vomiting in dogs, treats acute vomiting in cats and prevents vomiting due to motion sickness in dogs; available in injectable or tablet form	Cats, dogs

Pain and Sedation
Librela®	An injectable monthly antibody therapy to alleviate osteoarthritis pain in dogs	Dogs
Rimadyl®	For the relief of pain and inflammation associated with osteoarthritis and for the control of postoperative pain associated with soft tissue and orthopedic surgeries	Dogs
Solensia®	An injectable monthly antibody therapy to alleviate osteoarthritis pain in cats	Cats

Dermatology
Apoquel® / Apoquel® Chewable	A selective inhibitor of the Janus Kinase 1 enzyme that controls pruritus associated with allergic dermatitis and control of atopic dermatitis in dogs at least 12 months of age; available in both tablet and chewable form	Dogs
Cytopoint®	An injectable to help reduce the clinical signs such as itching of atopic dermatitis in dogs of any age	Dogs

Animal Health Diagnostics
VetScan® Chemistry Analyzer	A benchtop diagnostic instrument with a test menu including chemistry, electrolytes, acid-base and immunoassay tests, and associated consumables	Cats, dogs

5 |

Livestock products

Product / product line	Description	Primary species

Vaccines
Fostera® / Suvaxyn® line
Family of swine vaccines to prevent or control diseases associated with major pathogens such as Porcine Circovirus type 2 (PCV2), Porcine Reproductive and Respiratory Syndrome virus (PRRSv) and Mycoplasma hyopneumoniae (M. hyo), depending on formulation
Swine
Improvac® / Improvest® / Vivax®	Reduces boar taint, as an alternative to surgical castration and suppression of estrus in gilts	Swine
Poulvac® line	Family of poultry vaccines protecting against certain viral and bacterial, including E. coli, Salmonella, Marek’s disease, infections bursal disease (IBD), Newcastle disease (ND), and infectious bronchitis virus and Avian Influenza virus, depending on formulation	Poultry
Rispoval® / Bovi-Shield® line	Family of cattle vaccines protecting against a variety of key respiratory and reproductive diseases, including infectious bovine rhinotracheitis (IBR), bovine viral diarrhea (BVD), parainfluenza 3 (PI3), bovine respiratory syncytial virus (BRSV), and leptosirosis, depending on formulation	Cattle

Anti-infectives
Ceftiofur line
An injectable broad-spectrum cephalosporin antibiotic active against gram-positive and gram-negative bacteria, including ß-lactamase-producing strains; includes Excede®, Excenel® RTU EZ and Naxcel®. Also includes Spectramast® for the treatment of subclinical or clinical mastitis in dry or lactating dairy cattle, delivered via intramammary infusion
Cattle, sheep, swine
Draxxin® / Draxxin® KP	An injectable antibiotic for the treatment and prevention of bovine and swine respiratory disease, infectious bovine keratoconjunctivitis and bovine foot rot. This product line also includes Draxxin KP/Draxxin Plus, which combines the antimicrobial properties of Draxxin with the anti-inflammatory, analgesic and antipyretic properties of the non-steroidal Ketoprofen to rapidly reduce fever	Cattle, sheep, swine

Parasiticides
Dectomax®	An injectable or pour-on endectocide, characterized by extended duration of activity, for the treatment and control of internal and external parasite infections	Cattle, swine

International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the U.S. accounted for 44% of our total revenue for the year ended December 31, 2024. We continue to benefit from our past efforts to establish an early and direct presence in many emerging markets, such as Brazil, Chile, China and Mexico, and we believe we are one of the largest animal health medicines and vaccines businesses as measured by revenue across emerging markets as a whole.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on many topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to those in human health. In certain markets, including the U.S., pet owners are taking a more active role in product purchasing decisions, and as a result we are increasingly investing in direct-to-consumer marketing efforts. As of December 31, 2024, our sales organization consisted of approximately 4,050 employees.
Our companion animal and livestock products are primarily available by prescription through a veterinarian. In certain markets, we also sell certain products through retail and e-commerce outlets. We also market our products by advertising to veterinarians, pet owners and livestock producers.
Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. In certain markets, we also sell companion animal products through retail, including pharmacies, and e-commerce outlets. We sell our livestock products primarily to veterinarians and livestock producers, including beef and dairy farmers as well as pork and poultry operators, in addition to third-party veterinary distributors and retail outlets
6 |

who then typically sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 14% of total revenue for 2024.
Research and Development
Our R&D operations are comprised of a dedicated veterinary medicine R&D organization, external alliances and other operations focused on the development, registration and regulatory maintenance of our products. In addition, we have R&D operations focused on diagnostics, devices, data, digital and other technological innovation. We incurred R&D expenses of $686 million in 2024, $614 million in 2023 and $539 million in 2022.
Our R&D efforts are comprised of more than 300 programs and reflect our commitment to develop solutions for unmet needs and advance the current standards of care. We create new insights for predicting, preventing, detecting and treating health conditions that result in the development of new platforms of knowledge which become the basis for continuous innovation. Leveraging internal discoveries, complemented by external research collaborations, results in the delivery of novel vaccine, pharmaceutical, biopharmaceutical, biodevice and diagnostic products and services to help our customers face their toughest challenges. While the development of new chemical, biopharmaceutical and biological entities through new product R&D plays a critical role in our growth strategies, a significant share of our R&D investment (including regulatory functions) is focused on product lifecycle innovation. A commitment to continuous innovation, based on customer need, ensures we actively work to broaden the value of existing products by developing claims in additional species, more convenient formulations, routes of administration and combinations, and by expanding usage into more countries. We also create opportunities by integrating product offerings to optimize solutions based on the totality of customer need.
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
As of December 31, 2024, we employed approximately 1,600 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Rutherford, Australia; Louvain-la-Neuve, Belgium; Campinas, Brazil; Suzhou, China; Farum, Denmark; Olot, Spain; and in the following U.S. locations: Union City, California; Charles City, Iowa; Kalamazoo, Michigan; Durham, North Carolina; and Lincoln, Nebraska. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; Beijing, China; Puchheim, Germany; Thane, India; Oslo, Norway; Hong Ngu, Vietnam; Con Tho, Vietnam; Cambridge, U.K.; and Fort Collins, Colorado, U.S. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents, as appropriate.
Manufacturing and Supply Chain
Our products are manufactured at sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 22 sites operated by us.
Our global manufacturing network is comprised of the following sites:

Site	Location	Site	Location
Buellton	California, U.S.	Olot	Spain
Campinas	Brazil	Overhalla	Norway
Catania	Italy	Rathdrum	Ireland
Charles City	Iowa, U.S.	Rutherford	Australia
Durham	North Carolina, U.S.	San Diego	California, U.S.
Farum	Denmark	Suzhou	China
Kalamazoo	Michigan, U.S.	Tallaght	Ireland
Klofta	Norway	Tullamore	Ireland
Lincoln	Nebraska, U.S.	Union City	California, U.S.
Louvain-la-Neuve	Belgium	Wellington	New Zealand
Melbourne	Australia	White Hall	Illinois, U.S.
We own the majority of these sites, with the exception of our facilities in Buellton, California (U.S.), Durham, North Carolina (U.S.), Klofta (Norway), Melbourne (Australia), San Diego, California (U.S.), and Union City, California (U.S.), which are leased sites. In addition, a portion of our facilities in Tullamore (Ireland) is leased.
7 |

We regularly evaluate the adequacy of our manufacturing capabilities. We are currently in the process of expanding these capabilities at certain existing sites. Additionally, we purchased a manufacturing site outside Atlanta, Georgia in 2023, where we plan to begin commercial production in the future. In 2024, we ceased all operations at our Weibern, Austria site, and completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, which included sites manufacturing those products in Chicago Heights, Illinois (U.S.); Eagle Grove, Iowa (U.S.); Medolla, Italy; Salisbury, Maryland (U.S.); Suzhou, China; and Willow Island, West Virginia (U.S.).
Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2024, this network was comprised of over 110 CMOs, including those centrally-managed as well as locally-managed CMOs.
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
The importance of quality and safety concerns to veterinarians, pet owners and livestock producers also contributes to animal health brand loyalty. As a result, we believe that significant brand loyalty to products often continues after the loss of patent-based and regulatory exclusivity.
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
Our product portfolio enjoys the protection of approximately 5,500 granted patents and 1,450 pending patent applications, filed in more than 50 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the U.S., as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and are licensed to Zoetis.
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
•All patents relating to the active ingredient of Excede/Naxcel (ceftiofur crystalline free acid) have expired. The patents covering the commercial formulation of Excede in Japan and Brazil extend to September 2026 and August 2027, respectively, but the corresponding patents in the U.S. expired in July 2024, and those in Europe, Canada and Australia expired in September 2021. Generic versions of Excede have entered the market in Brazil, Mexico and Russia.
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
8 |

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
Regulatory
The sale of animal health products is governed by the laws and regulations specific to each jurisdiction in which we market our products. To maintain compliance with these regulatory requirements, we have established processes, systems, and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function actively engages in dialogue with various global agencies regarding their requirements, policies, and guidance documents that relate to animal health products.
United States
United States Food and Drug Administration (FDA). The regulatory body that is responsible for the regulation of animal health pharmaceuticals in the U.S. is the Center for Veterinary Medicine (CVM), housed within the FDA. Generally, manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug and Cosmetic Act. The FDA's basis for approving an animal drug application is documented in a Freedom of Information (FOI) Summary. Post-approval monitoring of products is required by law, with reports being provided to CVM's Office of Surveillance and Compliance. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the legal and agency requirements.
CVM also has regulatory oversight of medical devices (including certain in vitro diagnostics) intended for animal use and can take appropriate regulatory action if an animal device is misbranded or adulterated. Importantly, however, CVM exercises enforcement discretion and does not require pre-market review of animal medical devices. Animal medical device labeling should not be false or misleading, and such products must be adequately labeled for their intended use(s). But, there is no specific FDA regulation reflecting such requirements at this time.
As a result of our acquisition of Abaxis, our product portfolio includes human medical devices, specifically human in vitro diagnostics, which are subject to regulation in the U.S. by the FDA under the Federal Food, Drug, and Cosmetic Act and its implementing medical device regulations (21 CFR Chapter I, Subchapter H), including the Quality System Regulation (to be replaced by the Quality Management System Regulation in 2026), and the Center for Medicaid & Medicare Services (CMS) under the Clinical Laboratory Improvement Amendments of 1988 and its implementing regulations (42 CFR Part 493). Post-market surveillance is required, with reports provided to the FDA in accordance with agency requirements.
United States Department of Agriculture (USDA). The regulatory body in the U.S. for veterinary biological products is the USDA. The USDA's Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including certain immunotherapeutics and certain diagnostic products. In December 2024, the Center for Veterinary Biologics and CVM published a charter that details how the two agencies work together to determine the appropriate agency to regulate the small number of animal biologicals for which jurisdiction may be unclear. This is in addition to a 2013 Memorandum of Understanding (MOU) that outlines which animal biologicals each agency would regulate.
Manufacturers of animal health biological products must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus-Serum-Toxin Act (VSTA) and its implementing regulations (9 CFR Chapter I, Subchapter E). Post-license monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the agency requirements.
Environmental Protection Agency (EPA). The main regulatory body in the U.S. for veterinary pesticides is the EPA. The EPA's Office of Pesticide Programs is responsible for the regulation of pesticide products applied topically to animals. The EPA and FDA determine regulatory oversight of pesticides and animal drugs based on an MOU between the two agencies signed in 1971 and revised in 1973. In February 2023, the EPA and FDA released a whitepaper that outlined potential approaches for updating the agencies' oversight of such animal health products.
Currently, manufacturers of animal health pesticides must show their products, when used according to specifications, will not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and its implementing regulations. Within the U.S., pesticide products that are registered by the EPA (including review and approval of product labeling) must also be registered by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.
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
Zoetis is also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department, Customs and Border Protection within the Department of Homeland Security and the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). As a global animal health company, we conduct business in multiple jurisdictions throughout the world. This includes supplying medicines and medical products for use in Iran and shipment of products to Iran, and conducting related activities, in accordance with a general license issued by OFAC and in line with our corporate policies. As previously disclosed, we acquired Platinum Performance (Platinum) in August 2019. During the integration process, after the closing of the acquisition, we discovered that Platinum had initiated certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran. These sales were not conducted pursuant to a general license from OFAC and potentially violated the Iranian Transactions and Sanctions Regulations (ITSR) administered by OFAC. We submitted an initial voluntary disclosure to OFAC in February 2020 while our internal investigation was ongoing. After concluding our internal investigation, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department
9 |

of Justice regarding these transactions. In July 2023, OFAC provided a No Action letter confirming a final determination that no further action would be taken in the matter. We do not anticipate any further correspondence from the Department of Justice as the statutory response period has lapsed without a response. In addition, we are subject to a wide variety of state level regulations in the United States covering topics such as the environment, animal welfare and privacy.
Outside the United States / Global
EU. The European Medicines Agency (EMA) is the centralized medicines regulatory agency of the EU. The agency is responsible for the scientific evaluation of medicines developed by healthcare companies seeking centralized approval for use in the EU. The agency has a distinct veterinary review section. The Committee for Veterinary Medicinal Products (CVMP) is responsible for scientific and technical review of the submissions for innovative pharmaceuticals, biopharmaceuticals and vaccines. After the CVMP issues a positive opinion on the approvability of a product, the EU commission reviews the opinion and, if they agree with the CVMP, they grant the product market authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association states. The centralized procedure is mandatory for certain types of products, such as those developed by means of recombinant DNA technology or novel therapeutic veterinary medicinal products. Products (other than those covered by the mandatory scope of the centralized procedure) can also be registered in the EU via the decentralized or the mutual recognition routes under the supervision of the Co-ordination Group for Mutual Recognition and Decentralized Procedures for Veterinary Medicinal Products (CMDv). This co-ordination group is composed of one representative per member state from each national regulatory agency, including Norway, Iceland and Liechtenstein. A series of Regulations (including the Veterinary Medicinal Products Regulation (Regulation (EU) 2019/6)), Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for product approval in the EU. In general, these requirements are similar to those in the U.S., requiring demonstrated evidence of, safety, efficacy, and quality/consistency of manufacturing processes. We are also subject to the EU General Data Protection Regulation (GDPR) that requires us to meet enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data.
Currently, there is no EU-specific Regulation regarding veterinary medical devices or veterinary in vitro diagnostics. In Europe, such animal health products are reviewed by national agencies based on national requirements, where such requirements exist.
United Kingdom. The making, updating and enforcing of U.K. legislation for veterinary medicinal products is the responsibility of the U.K.’s Veterinary Medicines Directorate (VMD).
China. The Ministry of Agriculture and Rural Affairs (MARA), a ministerial-level component of the State Council, drafts and implements policies related to agriculture, rural areas and rural residents, and regulates crop farming, animal husbandry, fisheries, agriculture mechanization and the quality of agriculture products. MARA is also the regulatory body responsible for the regulation and supervision of pharmaceuticals and biologicals for animal use. Regulatory requirements in China have become increasingly stringent, with MARA recently issuing new regulations and changes to the regulatory review process.
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
Rest of world. Jurisdiction-specific regulatory laws may have provisions that include requirements for certain labeling, safety, efficacy, and manufacturers' quality control procedures (to assure the consistency of the products), as well as company records and reports. In certain regions and jurisdictions, regulatory agencies may generally refer to the FDA, USDA, EU and other international animal health entities, including the World Organisation for Animal Health and Codex Alimentarius, in establishing standards or regulations for veterinary pharmaceuticals, immunotherapies and vaccines.
Advertising and promotion review. Promotion of regulated animal health products is controlled by laws and regulations in many jurisdictions. These laws and rules generally restrict advertising and promotion to those product claims and uses that have been reviewed and endorsed by the applicable regulatory agency. We conduct a review of promotional materials for compliance with the local and regional requirements in the markets where we sell animal health products.
Data Privacy Laws. Our business involves the collection, use, and processing of personal data from our customers. The global privacy landscape is rapidly evolving, with countries where we operate introducing and enforcing new privacy and data protection laws and regulations. Compliance with
10 |

these laws is costly, complex and requires continuous updates to our privacy practices, systems and policies. Failure to comply with these laws could result in significant fines, penalties and reputational damage, as well as restrictions on our ability to process personal data.
We collect and process personal information of our employees worldwide, which includes sensitive data such as health information, financial data and personal identifiers. We must comply with local labor and data protection laws concerning the privacy of employee information. In some jurisdictions, employee privacy protections are stricter, and any failure to comply with such laws could result in penalties, litigation or damage to our employer brand. Any changes to international data transfer mechanisms, including the invalidation of established frameworks or imposition of new restrictions, could disrupt our ability to transfer data and impede our business operations. See Item 1A. Risk Factors--Risks related to legal matters and regulation--Our operations and reputation may be impacted if we do not comply with continually changing laws and regulations regarding data privacy.
Global policy and guidance
Joint FAO/WHO Expert Committee on Food Additives (JECFA). The Joint FAO/WHO Expert Committee on Food Additives is an international expert scientific committee that is administered jointly by the Food and Agriculture Organization of the United Nations (FAO) and the World Health Organization (WHO). The JECFA provides a risk assessment/safety evaluation of residues of veterinary drugs in animal products, exposure and residue definition and maximum residue limit proposals for veterinary drugs. We work with them to establish acceptable safe levels of residual product in food-producing animals after treatment. This in turn enables the calculation of appropriate withdrawal times for our products prior to an animal entering the food chain.
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
Human Capital Management
As of December 31, 2024, we had approximately 13,800 employees worldwide, which included approximately 6,700 employees in the U.S. and approximately 7,100 in other jurisdictions. We view the strength of our leadership team and our talented colleagues around the world as critical components of our past and future success. We remain committed to being a company our colleagues can be proud of and one where they can thrive. We achieve this by attracting, retaining and developing the best talent in the industry through our focus on workplace culture and engagement, inclusion, talent recruitment, development and retention, benefits and compensation, and employee well-being, health and safety. The Human Resources Committee of our Board of Directors is responsible for overseeing talent development, employee engagement programs and policies, and the Quality and Innovation Committee regularly reviews employee health and safety metrics.
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
We assess colleague engagement and key drivers enabling organizational performance by regularly conducting employee engagement surveys. Our engagement rate, as measured by favorable responses to qualitative questions about alignment with Zoetis objectives and employment with Zoetis, was 86% in 2024. We are proud to continue to have an engagement rate in the high eighties for the last five years. Insights from the Company’s engagement survey are used to develop both company-wide and business function level organizational and talent development plans.
11 |

We strive to create an environment where colleagues feel valued and cared for, as well as understand the important role we play in embracing diverse perspectives to improve the quality of our innovation, collaboration and relationships. We offer nine Colleague Resource Groups, which are an important catalyst to fostering an inclusive environment, while positively impacting our business and community.
Talent Recruitment, Development and Retention
We employ a variety of career development, employee benefits, policies and compensation programs designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for a variety of needs including generous parental leave policies and expanded adoption, fertility and surrogacy benefits for all colleagues equitably. We have internal programs designed to develop and retain talent, including a talent development portal, mentoring programs, career planning resources, leadership development programs, and performance management and training programs. In particular, our R&D team recruits scientists and research and development personnel from universities and scientific associations and forums and leverages a variety of R&D-specific talent tools. Our global voluntary attrition rate remained stable at 8% in 2024.
Compensation and Benefits
We strive to support our colleagues’ well-being and enable them to achieve their best. Our compensation and benefits programs are designed to support colleague well-being including physical and mental health, financial wellness, and family and lifestyle resources. We recognize the needs of our colleagues around the world and have developed comprehensive programs that vary by country and region to best address them. In the U.S., these benefits include flexible work arrangements, educational assistance, mental health support, and inclusive family-friendly benefits like fully paid parental leave, including for adoptions, parents of all genders and same sex partners, as well as fertility and surrogacy benefits. To support colleague well-being and work life balance, we continue to offer enhanced childcare benefits and flexible work arrangements to aid our colleagues in managing their work and family responsibilities.
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
Information about our Executive Officers
Kristin C. Peck
Age 53
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
Age 52
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
Age 52
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
12 |

Jamie Brannan
Age 52
Executive Vice President and Chief Commercial Officer
Mr. Brannan has served as our Executive Vice President and Chief Commercial Officer since November 2024. He served as our Executive Vice President, Group President International Operations, Aquaculture and Global Diagnostics from November 2022 to November 2024. He served as our President of International Operations from June 2021 to November 2022. He served as our Senior Vice President of the U.K., Ireland and Nordics Cluster from 2016 to 2021. Mr. Brannan joined Zoetis from Mölnlycke Health Care where he most recently served as the Surgical Business Director and General Manager for the U.K. and Ireland.
Rimma Driscoll
Age 52
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
Jeannette Ferran Astorga
Age 50
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
Julie Fuller
Age 51
Executive Vice President, Chief Human Resources Officer and Global Operations
Ms. Fuller has served as our Executive Vice President, Chief Human Resources Officer and Global Operations since August 2024. Prior to joining Zoetis, Ms. Fuller was Chief People Officer at PVH Corp. Prior to PVH, Ms. Fuller was the Vice President of Global Talent and Organizational Effectiveness for Nike, Inc. and held key leadership positions at Avon and PepsiCo.
Roxanne Lagano
Age 60
Executive Vice President, General Counsel and Corporate Secretary
Ms. Lagano has served as our Executive Vice President, General Counsel and Corporate Secretary since May 2024. She served as our Executive Vice President and Chief Human Resources Officer from November 2012 and in January 2020 she took on responsibility for Global Operations and Security functions. She previously had oversight of the company’s Corporate Communications function from 2015 to 2019. Ms. Lagano joined Pfizer in 1997 and held various positions, including Senior Vice President, Global Compensation, Benefits and Wellness and Senior Director, Business Transactions, Pfizer Worldwide Human Resources.
Robert J. Polzer
Age 56
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
Keith Sarbaugh
Age 46
Executive Vice President and Chief Digital & Technology Officer
Mr. Sarbaugh has served as our Executive Vice President and Chief Digital & Technology Officer since November 2024. He served as our Chief Information Officer from March 2023 to November 2024. Prior to joining Zoetis, he was VP, Information Technology at Biogen, overseeing all aspects of Infrastructure, IT Operations and Enterprise Architecture globally. Previously, he held various corporate leadership roles at Eli Lilly and Company, including Head of IT Infrastructure and Enabling Functions and Regional CIO for Lilly’s U.S. Commercial, Southeastern and Central Eastern European businesses.
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
13 |

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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2024 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:
•environmental-related capital expenditures - approximately $5 million; and
•other environmental-related expenditures - approximately $23 million.
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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2024 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.
14 |

Item 1A. Risk Factors.
In addition to the other information set forth in this 2024 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “forecast,” “objective,” “target,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are not guarantees of future performance, actions or events.
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, anticipated impact or timing of divestitures, interest rates, tax rates, tariffs, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation, taxes and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Our competitors include standalone animal health businesses, start-up companies working in the animal health area and the animal health businesses of large pharmaceutical companies. These competitors may have access to greater financial, marketing, technical and other resources or have significant market share in particular areas. As a result, they may be able to devote more resources to researching, developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions, collaborations or other opportunities. In recent years, there has been an increase in consolidation in the animal health industry, which could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to an increase in competition and a decrease in our revenue and profitability. We also face competition from lower-priced generic alternatives to our products that no longer have patent protection. See "--Generic and other products may be viewed as more cost-effective than our products."
To the extent that any of our competitors are more successful with respect to any key competitive factor or we are forced to reduce, or are unable to raise, the price of any of our products in order to remain competitive, our operating results and financial condition could be materially adversely affected.
Our results of operations are dependent upon the success of our top-selling products.
If any of our top-selling products or product lines experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects (or an increased frequency of serious, expected adverse events), manufacturing or supply chain disruptions, regulatory proceedings or enforcement, labeling changes, public regulatory communications, negative publicity or social media attention, changes to veterinarian or customer preferences, and/or disruptive innovations or the introduction of competing and/or more effective products, our revenues could be negatively impacted, perhaps significantly. For example, our five top-selling products and product lines, Simparica/Simparica Trio, Apoquel/Apoquel Chewable, Cytopoint, Librela and our ceftiofur line, contributed approximately 41% of our revenue in 2024, and certain issues with these top-selling products and product lines could have a more significant impact to our results of operations.
Our products are subject to unanticipated safety, quality or efficacy concerns.
Unanticipated safety, quality or efficacy concerns can arise with respect to our products, whether or not scientifically or clinically supported, which can lead to product recalls, label changes, public regulatory communications, negative publicity or social media attention, withdrawals or suspended or declining sales, as well as product liability and other claims.
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
15 |

Our business is subject to risk based on global economic and political conditions.
Macroeconomic, business, political and financial disruptions, including public health crises or pandemics, could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers may be affected directly by economic downturns and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers or goods from our suppliers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions, public health conditions, sanctions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns and geopolitical instability may cause shortages in veterinary healthcare workers or some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Moreover, customers may seek lower price alternatives to our products if they are negatively impacted by the current poor economic conditions. Russia’s invasion of Ukraine, the regional conflict in the Middle East, economic weakness in China, the COVID-19 pandemic, as well as inflation, are examples of recent global economic conditions that could have an adverse effect on our operating results, financial condition and liquidity.
Infectious disease outbreaks, pandemics, sanctions, geopolitical instability and widespread fear of spreading disease through human contact can cause disruptions to or negatively impact our customers’, our suppliers’ and our distributors’ business operations, which could materially adversely affect our operating results. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurances that such procedures and measures will effectively limit such risks and avoid losses.
Generic and other products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country and potential legislative or regulatory changes to the underlying patent framework. As a result, we face competition from lower-priced generic alternatives to many of our products that no longer have patent protection. In certain circumstances, we have been forced to lower our prices and provide discounts or rebates in order to compete with generic products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable and Draxxin products. In the years since the start of generic and other competition, sales of our Rimadyl chewable and Draxxin products have declined in the U.S., the largest market for these products, by 40% and 49%, respectively.
If animal health customers increase their use of new or existing generic products, our operating results and financial condition could be materially adversely affected.
Consolidation of our customers and distributors could negatively affect the pricing of our products.
Veterinarians and livestock producers are our primary customers. In recent years, there has been a trend towards the concentration of veterinarians in large clinics and hospitals. In addition, livestock producers, particularly swine and poultry producers, and our distributors, have seen consolidation in their industries. Furthermore, we have seen the expansion of larger cross-border corporate customers and an increase in the consolidation of buying groups (cooperatives of veterinary practices that leverage volume to pursue discounts from manufacturers). If these trends continue, these customers and distributors could attempt to improve their profitability by leveraging their buying power to obtain favorable pricing. The resulting decrease in our prices could have a material adverse effect on our operating results and financial condition.
Changes in distribution channels for companion animal products could negatively impact our market share, margins and distribution of our products.
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. Companion animal owners increasingly have the option to purchase animal health products and, in some cases, veterinary services from sources other than veterinarians, such as internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. Companion animal owners also could decrease their reliance on veterinarians as they rely more on internet-based animal health information. Because we primarily market our companion animal products through the veterinarian distribution channel, any decrease in reliance on veterinarians by companion animal owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, companion animal owners may substitute human health products for animal health products if human health products are deemed to be lower-cost alternatives.
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
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. In recent years, outbreaks of various diseases, including African Swine Fever, avian influenza and highly pathogenic avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) and porcine epidemic diarrhea virus (otherwise known as PEDv), have impacted the animal health business. The discovery of additional or more severe cases of any of these, or new diseases may
16 |

result in additional restrictions on animal proteins, reduced herd sizes, or reduced demand for animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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
From time to time, we may implement new business lines or offer new products and services within existing lines of business. There may be substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in researching, developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with new or evolving regulations, legislative changes, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation of a new line of business or a new product or service. New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.
Restrictions and bans on the use of and/or consumer preferences regarding antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals. These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $950 million for the year ended December 31, 2024. As a result of the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, we anticipate our total revenues attributable to antibacterials for livestock will decrease.
For example, regulations regarding antibiotic usage in animals have been introduced in several markets, including the U.S., the EU, the U.K., China and Vietnam. In addition, certain jurisdictions like Italy have implemented the use of electronic prescriptions, which has caused more disciplined use of antibiotics and decreased the demand for our antibacterial products. Also, in certain markets, there has been an increase in consumer preference towards proteins produced without the use of antibiotics.
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
Our livestock business depends heavily on a healthy and growing livestock industry. If the public perceives a risk to human health from the consumption of the food derived from animals that utilize our products, there may be a decline in the production of such food products and, in turn, demand for our products. Furthermore, changing consumer preferences and increasing consumer interest in alternatives to animal-based protein and dairy products has driven the growth of plant-based substitutes. Any reputational harm to the livestock industry may also extend to companies in related industries, including our company. Adverse consumer views related to the use of one or more of our products, including vaccines, in livestock also may result in a decrease in the use of such products and could materially adversely affect our operating results and financial condition.
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
17 |

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
Adverse weather events and natural disasters may interfere with and negatively impact operations at our manufacturing sites, research and development facilities and office buildings, which could have a material adverse effect on our operating results and financial condition, especially if such interruptions to regular operations are frequent or prolonged.
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
We operate in many regions, countries and communities around the world where our businesses, our activities and the activities of our customers and suppliers, could be disrupted by climate change. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our and our customers’ and suppliers’ businesses. The physical changes caused by climate change may also prompt changes in regulations or consumer preferences which in turn could have negative consequences for our and our customers’ businesses. Climate change may negatively impact our customers’ operations, particularly those in the livestock industry, through climate-related impacts such as increased air and water temperatures, rising water levels and increased incidence of disease in livestock. In addition, concerns regarding greenhouse gas emissions and other potential environmental impacts from livestock production have led to some consumers opting to limit or avoid consuming animal products. If such events affect our customers’ businesses, they may purchase fewer Zoetis products, and our revenues may be negatively impacted. Such climate driven changes could have a material adverse impact on the financial performance of our business, and on our customers.
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
Concerns about the financial resources of pet owners could cause veterinarians to alter their treatment recommendation in favor of lower-cost alternatives to our products. Also, feed, fuel and transportation and other key costs for livestock producers may increase or animal protein prices or sales may decrease. These trends could result in a decrease in sales of our companion animal products, especially in developed countries where there is a higher rate of pet ownership, inhibit our livestock product customers from paying us for products delivered or reduce spending on our products.
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
18 |

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
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2024, we had goodwill of $2.7 billion and identifiable intangible assets, less accumulated amortization, of $1.1 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2024, we had a global manufacturing network consisting of 22 manufacturing sites located in 11 countries. We also employ a network of over 110 third-party CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
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
•mislabeling;
•construction delays;
•equipment malfunctions;
•shortages of materials;
•labor problems, including any pandemic-related impacts;
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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may adversely affect our operating results and financial condition. For example, during the COVID-19 pandemic we experienced challenges in manufacturing certain products including Simparica Trio, and the component parts of certain products including Librela and Solensia, that have impacted our ability to meet customer demand. As a result, we had to take certain measures including placing limits on the amounts of product veterinarians could purchase and delayed the launch of the product in certain markets.
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
19 |

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
As part of our supply network strategy, we have invested and will continue to invest in improvements to our existing manufacturing facilities and in new manufacturing plants. In addition, certain of our existing manufacturing facilities are in the process of being upgraded. These types of projects are subject to risks of delay or cost overruns inherent in any large construction project, and require licensure and/or inspection by various regulatory authorities. Significant cost overruns or delays in completing these projects could have an adverse effect on our return on investment.
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
New products may appear promising in development but fail to reach the market within the expected or optimal timeframe, or at all. In addition, product extensions or additional indications may not be approved by government regulators. Developing and commercializing new products subjects us to inherent risks and uncertainties, including (i) delayed or denied regulatory approvals or label changes, (ii) delays or challenges with producing products in accordance with regulatory requirements, on a commercial scale and at a reasonable cost; (iii) failure to accurately predict the market for new products; and (iv) efficacy, quality and safety concerns. In addition, a failure to continue to identify and develop products, both internally and through external sources, could impact our future success. Once necessary regulatory approvals are obtained, the commercial success of any new product depends upon, among other things, its acceptance by veterinarians and end customers, and on our ability to successfully manufacture, market, and distribute products in sufficient quantities to meet actual demand. The inability to successfully bring a product to market could negatively impact our revenues and earnings.
Our R&D relies on evaluations in animals, which may become subject to bans or additional restrictive regulations.
The evaluation of our existing and new medicines and vaccines for animals is required in order to develop and commercialize them. Animal testing in certain countries and states has been the subject of increased regulation, controversy and adverse publicity. Our licenses or permits for animal testing could be revoked or put on hold due to animal welfare events that may occur. Some organizations and individuals have attempted to ban animal testing or encourage the adoption of additional regulations applicable to animal testing and animal welfare. To the extent that the activities of such organizations and individuals are successful, our R&D, and by extension our operating results and financial condition, could be materially adversely affected. In addition, negative publicity about us or our industry could impact R&D projected timelines or harm our reputation or the reputation of our contract research organizations.
Risks related to legal matters and regulation
Our business is subject to substantial regulation.
As a global company, we are subject to various state, federal and international laws and regulations, including regulations relating to the research, development, quality assurance, manufacturing, importation, exportation, distribution, marketing and sale of our products, including our in vitro diagnostic products used in human health. In addition, our manufacturing facilities are subject to periodic inspections by regulatory agencies, such as the FDA, the USDA and foreign equivalents. Our failure, or the failure of third parties we rely on, including CMOs, to comply with these regulatory requirements, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer could result in, among other things, inspectional observation notices, label changes, untitled or warning letters or other public regulatory communications or correspondence, fines, a partial or total shutdown of production in one or more of our facilities while an alleged violation is remediated, withdrawals or suspensions of current products from the market, product seizures, injunctions and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims. Any one of these consequences could materially adversely affect our operating results and financial condition.
In addition, we will not be able to market new products unless and until we have obtained all required regulatory approvals in each jurisdiction where
20 |

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
The OFAC at the U.S. Treasury Department and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), and similar agencies in other countries and territories outside the U.S., administer certain laws and regulations that restrict its persons and, in some instances, extraterritorial persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to economic sanctions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. For example, we sell limited humanitarian animal health products, including medicines, diagnostics and vaccines, to Russia and Iran, in compliance with economic sanctions affecting these countries. Violations of sanctions regulations may be punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment, which could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees and agents. For example, in December 2020, we submitted a final voluntary disclosure to OFAC and the U.S. Department of Justice regarding certain transactions involving sales of food, medicine or devices to individuals or entities who may have been resident in or had ties to Iran potentially in violation of the ITSR administered by OFAC. The sales were made by our Platinum Performance business, which we acquired in August 2019. In July 2023, OFAC provided a No Action letter confirming a final determination that no further action would be taken in the matter. We do not anticipate further communication from the Department of Justice as the statutory response period has lapsed without a response.
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
There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. The EU adopted the European Sustainability Reporting Standards (ESRS) and the Corporate Sustainability Reporting Directive (CSRD) that will require disclosure by EU entities, including certain EU subsidiaries of non-EU entities, regarding the risks and opportunities arising from environmental, social and corporate governance issues, and on the impact of companies' activities on people and the environment. Similarly, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that imposes broad climate-related disclosure obligations on certain companies doing business in California, including us. Any new regulation could take several forms that could result in additional costs in the form of investments of capital to maintain compliance with laws and regulations and taxes. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.
We are also subject to chemical regulation in the United States and internationally. For example, governmental authorities in the EU and the United States are increasingly focused on preventing environmental contamination from per and polyfluoroalkyl substances (PFAS), which may be contained in certain of our products. Federal and state governments and regulatory agencies, like the European Chemicals Agency, are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction and/or phase-out of PFAS products (subject to applicable product exceptions).
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
We may incur substantial costs and receive adverse outcomes in litigation and/or other legal matters.
Our operating results, financial condition and liquidity could be materially adversely affected by unfavorable results in pending or future litigation matters. In addition, changes in the interpretations of laws and regulations to which we are subject, or in legal standards in one or more of the jurisdictions in which we operate, could increase our exposure to liability. For example, in the U.S., attempts have been made to allow damages for emotional distress and pain and suffering in connection with the loss of, or injury to, a companion animal. If such attempts were successful, our exposure with respect to product liability claims could increase materially. We also sell certain in vitro diagnostic products used in human health that could increase the scope of our liability.
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
Third parties may illegally distribute and sell counterfeit or illegally compounded versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit or illegally compounded medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Our reputation and business could suffer harm as a result of counterfeit or illegally compounded products which are alleged to be equivalent and/or which are sold under our brand name. We are aware of at least one pharmacy in Brazil that may be engaged in the practice of illegally compounding oclacitinib, the active
21 |

pharmaceutical ingredient in our Apoquel product. We are also aware of some counterfeit versions of our Simparica and Apoquel products in Brazil and are coordinating with the local authorities. In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit, which are not properly stored or which have an expired shelf life and which have been repackaged or relabeled and which are sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting, illegally compounding or theft could have a material adverse effect on our product sales, business and results of operations.
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
As a global company, we are faced with the challenge of how to manage a patchwork of laws, rules, regulations and industry standards, including, but not limited to, a growing number of U.S state privacy laws, the EU's General Data Protection Regulation, the U.K.'s General Data Protection Regulation, the Brazilian General Data Protection Law, China’s Personal Information Protection Law and India's Digital Personal data Protection (DPDP) Act. These laws and regulations vary across countries, are complex and can be subject to significant change. Any actual or perceived failure to comply with these current and future laws could result in significant consequences for Zoetis. This includes substantial fines and penalties, regulatory investigations, and civil lawsuits with damages, all of which could have a material adverse effect on our reputation and our business. In addition, with the growing number of new privacy laws and regulatory requirement, the costs associated with compliance with these legal and regulatory requirements are significant and likely to increase in the future.
Our aspirations, goals and disclosures related to environmental, social and governance (“ESG”) matters expose us to numerous risks, including risks to our reputation.
Our Driven to Care sustainability program includes various ESG aspirations and goals. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation. Our ability to achieve any goal or objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (i) the availability and cost of low- or non-carbon-based energy sources and technologies, (ii) evolving regulatory requirements and rulings affecting ESG and diversity standards or disclosures, (iii) our ability to recruit, develop and retain talent in our labor markets, (iv) the impact of our organic growth and acquisitions or dispositions of businesses or operations and (v) potential negative publicity from diversity and inclusion matters.
The standards for tracking and reporting on ESG matters and continue to evolve. Our processes and controls may not always align with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards that may be required by the SEC, EU and other regulators may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
Risks related to information technology
We may be unable to adequately protect our information technology systems from cyberattacks, breaches of security or misappropriation of data, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
Our reputation as a global leader in animal health and our reliance on complex information systems and digital solutions make us inherently vulnerable to malicious cyber intrusion and attack. In addition, we have been investing in data and digital capabilities, including incorporating the use of certain AI capabilities into the development of new technologies and products, and have expanded our diagnostics portfolio, and as a result, there could be an increased likelihood of a cyberattack or breach of security that could negatively impact us or our customers. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware, denial-of-service attacks, and other means to
22 |

threaten data confidentiality, integrity and availability. In addition, despite our efforts to protect sensitive, confidential or personal data or information, we (or our third party partners) may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information (including confidential business information, trade secrets, intellectual property and corporate strategic plans), defective products, production downtimes and operational disruptions.
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
•compliance with a wide variety of potentially changing and conflicting laws and regulations, such as the FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery and corruption-related laws globally;
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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2024, we generated approximately 41% of our revenue in currencies other than the U.S. dollar, principally the euro, Brazilian real, Australian dollar, British pound, Canadian dollar and Chinese renminbi. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates,
23 |

including changes in countries with highly inflationary economies, between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.
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
In addition, certain emerging markets have legal systems that are less developed or familiar to us. Compliance with myriad legal requirements is costly and time-consuming and requires significant resources. In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation and our results of operations.
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
For example, the Organisation for Economic Co-operation and Development (OECD) is continuing to work on fundamental changes in the allocation of profits among tax jurisdictions in which companies do business (Pillar One), as well as the implementation of a global minimum tax (Pillar Two). Global minimum tax legislation has been proposed and/or enacted in various jurisdictions. These two pillars combined represent a significant change in the international tax regime, and there is risk of an adverse impact to our effective tax rate as legislation becomes effective in countries in which we do business. We continue to monitor pending OECD guidance and legislation enactment and implementation by individual countries.
In addition, our effective tax rate is subject to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability. The company is also subject to the examination of its tax positions, tax returns and other tax matters by the Internal Revenue Service (IRS) and other tax authorities and governmental bodies. For example, as disclosed in Note 8. Tax Matters, in September 2024, the IRS issued a Revenue Agent Report related to the one-time mandatory deemed repatriation tax. Based on current facts and circumstances, we disagree with the IRS' position and will defend our position taken on the 2018 U.S. Federal Income Tax return, however, there can be no assurance as to the outcome of this or other examinations. If the company’s effective tax rates were to increase, particularly in the U.S. or other material foreign jurisdictions, or if the company's tax positions are either not sustained upon examination or only partially sustained, the company’s operating results, cash flows and financial condition could be adversely affected.
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
24 |

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
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2024, we had approximately $6.7 billion of total unsecured indebtedness outstanding. In addition, we currently have agreements for a multi-year revolving credit facility and a commercial paper program, each with a capacity of up to $1.0 billion. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
25 |

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
26 |

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
As a global leader in animal health, we are reliant on complex information systems and digital solutions that make us inherently vulnerable to malicious cyber intrusion and attack. In addition, we have expanded our data and digital capabilities including in our diagnostics portfolio, and as a result, there could be an increased likelihood of a cyberattack or breach of security that could negatively impact us or our customers. Despite the presence of these risks, to date, the identified risks of cybersecurity threats (including as a result of any previous cybersecurity incidents) have not materially affected, and are not reasonably likely to materially affect, us or our business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Cybersecurity Program
As part of our risk management processes, we have an enterprise-wide cybersecurity program aligned to the NIST Cybersecurity Framework (CSF). Our program is a risk-based program designed to protect our information systems through multiple defenses and layers of security, commonly referred to as a “Defense in Depth” approach. Key elements of our program include:
Independent Third-Party Assessments
We engage an independent third party to conduct comprehensive assessments of our cybersecurity program approximately every 18 months. This independent third-party assessment includes an evaluation of our cybersecurity controls based on the CSF.
Training
We have an information security training program that includes: monthly awareness articles, a phishing training program (with reports reviewed by the Executive Team), and required and optional training modules in our Learning Management System.
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
Management’s Role in Risk Oversight
Our information security team includes our Executive Vice President, Chief Digital & Technology Officer and our Head of Technology Risk, Compliance and Chief Information Security Officer. Our Executive Vice President, Chief Digital and Technology Officer has over 20 years of information technology experience. Prior to Zoetis, he was the VP, Information Technology at Biogen, overseeing all aspects of Infrastructure, IT Operations, and Enterprise Architecture globally and held various corporate leadership roles at Eli Lilly and Company, including Head of IT Infrastructure and Enabling Functions. He holds a bachelor's degree in information systems and a master of business administration degree. Our Head of Technology Risk, Compliance and Chief Information Security Officer has 37 years of experience in Life Sciences Information Technology, including over 20 years of experience in information security and holds bachelor’s degrees in computer science and biology.
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
The Zoetis information security team regularly provides an information security dashboard to the Audit Committee, covering the most active and relevant threats to Zoetis, relevant trends, and any notable events. The Zoetis information security team regularly presents updates to the Audit Committee with respect to the information security program, including the status of our security measures and our efforts to identify and mitigate information security risks. The Audit Committee also regularly reviews certain data privacy and cybersecurity metrics as part of the compliance update presented to the Audit Committee.
In addition, the Chief Information Security Officer presents updates at least annually to the Board of Directors with respect to the information security program, including the results of our independent, third-party assessment. The Board of Directors also participates in annual table-top exercises involving simulated data security incidents and the Company’s responses to those incidents.
27 |

Item 2. Properties.
We have approximately 184 owned and leased properties, amounting to approximately 11.4 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D and manufacturing facilities are located at our owned site located in Kalamazoo, Michigan, which represents approximately 1.6 million square feet. The site represents approximately 0.9 million square feet dedicated to R&D and approximately 0.7 million square feet for manufacturing. In addition, our global manufacturing network continues to be supplemented by over 110 CMOs.
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
As of February 7, 2025, there were 447,791,917 shares of our common stock outstanding, held by 1,468 shareholders of record.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Purchases of Equity Securities by the Issuer
On December 7, 2021, our Board of Directors authorized a multi-year share repurchase program of up to $3.5 billion of our outstanding common stock. This program was completed as of December 31, 2024. In August 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of December 31, 2024, there was $5.6 billion remaining under this authorization.
The program does not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act), through repurchase agreements established with several brokers.
Issuer purchases of equity securities for the three months ended December 31, 2024 were as follows:

	Issuer Purchases of Equity Securities(b)
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2024	406,138	$187.74	404,610	$6,123,583,633
November 1 - November 30, 2024	1,235,190	$175.49	1,234,001	$5,907,016,961
December 1 - December 31, 2024	1,475,700	$175.85	1,475,445	$5,647,168,628
Total	3,117,028	$177.26	3,114,056	$5,647,168,628
(a)     The company repurchased 2,972 shares during the three-month period ended December 31, 2024, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
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
29 |

Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the five fiscal years beginning with the close of trading on December 31, 2019 and ending December 31, 2024. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes an investment of $100 on December 31, 2019, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, were reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Zoetis Inc.	$100	$125.76	$186.46	$112.80	$153.30	$127.80
S&P 500 Index	$100	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Pharmaceuticals Index	$100	$107.53	$135.22	$146.65	$147.13	$159.21
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
30 |

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
Our management’s discussion and analysis of financial condition and results of operations (MD&A) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The discussion in this MD&A contains forward-looking statements that involve substantial risks and uncertainties. Our objective is to also provide discussion of material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future results, which could differ materially from historical performance and from those anticipated in the forward-looking statements as a result of various factors such as those discussed in Item 1A. Risk Factors and Forward-looking statements and factors that may affect future results sections of this MD&A.
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024 (our “2023 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov.
Overview of our business
We are a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health. For over 70 years, we have been innovating ways to predict, prevent, detect, and treat animal illness, and continue to stand by those raising and caring for animals worldwide - from veterinarians and pet owners to livestock producers.
We manage our operations through two geographic operating segments: the United States (U.S.) and International. Within each of these operating segments, we offer diverse products for both companion animals and livestock customers in order to capitalize on local and regional trends and customer needs. See Notes to Consolidated Financial Statements—Note 19. Segment Information.
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
We believe our investments in one of the industry’s largest sales organizations, including our extensive network of technical and veterinary operations specialists, our high-quality manufacturing and reliability of supply, and our long track record of developing products that meet customer needs, has led to enduring and valued relationships with our customers. Our research and development (R&D) efforts enable us to deliver innovative products to address unmet needs and evolve our products so that they remain relevant for our customers.
We have approximately 300 product lines that we sell in over 100 countries for the prediction, prevention, detection and treatment of diseases and conditions that affect various companion animal and livestock species. The diversity of our product portfolio and our global operations provides stability to our overall business.
A summary of our 2024 performance compared with the comparable 2023 and 2022 periods follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Revenue	$9,256	$8,544	$8,080	8	6
Net income attributable to Zoetis	2,486	2,344	2,114	6	11
Adjusted net income(a)	2,693	2,457	2,297	10	7
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
•increasing pet owners’ commitment to the health and well-being of their pets;
•economic development and related increases in disposable income, particularly in many emerging markets;
•companion animals living longer;
•increasing medical treatment of companion animals; and
•advances in companion animal medicines, vaccines and diagnostics.
The primary livestock species are cattle (both beef and dairy), swine, poultry, fish and sheep. Livestock health and production are essential to meeting the growing demand for animal protein of a global population. Factors influencing growth in demand for livestock medicines and vaccines
31 |

include:
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
Industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet healthcare. Similarly, the cost of medicines and vaccines to our livestock producer customers is small relative to other production costs, including feed, and the use of these products is intended to improve livestock producers’ economic outcomes. As a result, demand for our products has historically been more stable than demand for other production inputs. Each of these factors, plus our broad and innovative portfolio, contributes to our ability to incorporate inflationary challenges into our product pricing and mitigate the impact on our results. While these factors have mitigated the impact of prior downturns in the global economy, economic challenges, including an economic downturn and inflation, could increase cost sensitivity among our customers, which may result in reduced demand for our products, which could have a material adverse effect on our operating results and financial condition.
Competition
The animal health industry is highly competitive. Although our business is the largest based on revenue in the animal health industry (which includes medicines, vaccines and diagnostics), we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. In recent years, there has been an increase in consolidation in the animal health industry. There are also many start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines, vaccines and diagnostics industry in the future. We also compete with companies that produce generic products, following our products’ loss of exclusivity in a given market. For example, Draxxin currently competes with generic products in key markets including the U.S., Europe, Canada, Mexico and Australia. Since 2021, the first year of generic competition, sales of Draxxin declined by 49% in the U.S., its largest market. For more information regarding the generic competition we expect to encounter as patents on certain of our key products expire, see Item 1. Business – Intellectual Property.
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
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). In addition, consumer preferences in some markets have impacted the use of antibacterials in food producing animals. Such restrictions and consumer preferences in some cases may negatively impact sales of our antibacterial products, but in other instances may increase sales of our products that can be used as antibacterial alternatives. Our total revenue attributable to antibacterials for livestock was approximately $950 million for the year ended December 31, 2024. As a result of the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, we anticipate our total revenues attributable to antibacterials for livestock will decrease.
Similarly, concerns regarding greenhouse gas emissions and other potential environmental impacts of livestock production have led to some consumers opting to limit or avoid consuming animal products. However, we believe the impact of this trend is limited as the livestock industry is still expected to continue to grow in order to feed a growing global population.
32 |

Product development initiatives
Our future success depends on both our existing products and our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition. We believe we are an industry leader in animal health R&D, with a track record of generating new products and product lifecycle innovation, which is defined as R&D programs that leverage existing animal health products by adding new species or claims, achieving approvals in new markets or creating new reformulations, modifications and combinations. The majority of our R&D programs focus on new products. In addition to traditional medicines and vaccines, we develop products across additional categories to address the needs of veterinarians and producers to predict, prevent, detect and treat conditions in both companion animals and livestock, including products and services in diagnostics, genetics, precision animal health and digital and data analytics.
Changing distribution channels for companion animal products
In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. However, in the U.S. and certain other markets, companion animal owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. We believe the ability of pet owners to purchase our products online and from retail stores may increase pet owner compliance and result in increased sales. However, over time, we may be unable to sustain our current margins due to the increased purchasing power of such retailers as compared to traditional veterinary practices.
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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2024, approximately 41% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2024, approximately 59% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by 3% from changes in foreign currency values relative to the U.S. dollar.
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
Our strategic pillars
Our vision is to be the most trusted and valued animal health company, shaping the future of animal care through our innovation, customer obsession and purpose-driven colleagues. We have a global presence in both developed and emerging markets and across eight core species. We intend to grow our business by pursuing the following core strategies:
•Lead through innovation across our diverse portfolio - We seek to define the future of animal health by delivering new products and solutions as well as lifecycle innovations across the continuum of care that span from disease prediction and prevention to detection and treatment. We are focused on innovating across vaccines, pharmaceuticals, diagnostics, genetics, biodevices, and other product segments, and across all core species. Our internal R&D capabilities are differentiators, but we also collaborate across both academia and industry partners to ensure we are bringing the best possible innovations to our customers;
33 |

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
•Power our business through digital solutions and data insights - We believe that digital and data are no longer just enablers, but are core decision drivers for the future of animal health. We are leaders in the translation of digital solutions and data insights to positive outcomes for our customers and for the animals they care for, whether for better identification of health care solutions in pets or improved production capabilities in livestock;
•Support a workplace where our colleagues can thrive - We view the strength of our leadership team and our talented colleagues around the world as a critical component of our past and future success. We believe that by focusing on colleague well-being and providing all of our colleagues with supportive tools, training and environment that we are best positioned to succeed. With that, our colleagues are committed to our purpose, our customers and each other. We are committed to maintaining an inclusive workplace culture that attracts, retains and develops the best talent in the industry;
•Advance sustainability in animal health for a better future - As the world’s leading animal health company, our business purpose is well aligned with our social purpose. We strive to make a meaningful difference in society through the three pillars of our sustainability approach: (1) by improving access to care for animals and by supporting the veterinary profession; (2) by leveraging our innovation capabilities to develop solutions that improve productivity, keep animals healthy, and fight emerging infectious diseases; and (3) by taking actions to protect our planet that reduce our footprint on the environment; and
•Perform with excellence and agility - We recognize the increasing uncertainty in our industry and more broadly across the world. While we aim to improve our ability to predict, we more importantly aim to be proactive in how we effectively manage our resources and how quickly we can redeploy focus to emerging themes or priorities. We actively: (1) review and manage our resource allocation; (2) continuously improve key operational processes; and (3) ensure strategic focus on our core business.
Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for operations outside the U.S., for which the financial information is included in our consolidated financial statements for the fiscal year ended November 30 for each year presented.
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines, vaccines and diagnostic products and services used to treat and protect companion animals and livestock. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2024, our two top-selling products and product lines, Simparica/Simparica Trio and Apoquel/Apoquel Chewable, contributed approximately 15% and 11% of our revenue, respectively, and combined with our next three top-selling products and product lines, Cytopoint, Librela and our ceftiofur line, these five products and product lines contributed approximately 41% of our revenue. Our ten top-selling products and product lines contributed 55% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2024, see Item 1. Business—Products.
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
Restructuring charges and certain acquisition and divestiture-related costs consist of all restructuring charges (those associated with cost reduction/productivity initiatives and those associated with acquisition activity) and costs associated with executing the transaction which include acquiring and integrating businesses and costs associated with divesting and disintegrating businesses. Restructuring charges are associated with employees, assets and activities that will not continue in the company. Acquisition and divestiture-related costs are associated with acquiring and integrating acquired businesses, which may include expenditures for consulting and the integration of systems and processes, product transfers, transaction costs and restructuring the company, as well as costs associated with divesting and disintegrating a portion of our business which may include expenditures for consulting and the disintegration of systems and processes, transfer costs, and restructuring charges which may include charges related to employees, assets and activities that will not continue in the company's ongoing operations.
Other (income)/deductions—net consists of various items, primarily net (gains)/losses on business sales and divestitures, as well as asset disposals, interest income, royalty-related income, foreign exchange translation (gains)/losses and certain asset impairment charges.
34 |

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
Below are some of our more critical accounting estimates. See Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Estimates and Assumptions for a discussion about the risks associated with estimates and assumptions.
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
Revenue
Our gross product revenue is subject to deductions that are generally estimated and recorded in the same period that the revenue is recognized and primarily represents sales returns and revenue incentives. For example:
•for sales returns, we perform calculations in each market that incorporate the following, as appropriate: local returns policies and practices; past returns as a percentage of revenue; an understanding of the reasons for past returns; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, product recalls, discontinuation of products or a changing competitive environment; and
•for revenue incentives, we use our historical experience with similar incentives programs to estimate the impact of such programs on revenue.
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
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of
35 |

the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. Impairments of identifiable intangible assets other than goodwill, are recorded in Restructuring charges and certain acquisition and divestiture-related costs and Other (income)/deductions—net, as applicable. We did not have any material intangible asset impairment charges for the years ended December 31, 2024, 2023 and 2022.
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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets ($136 million as of December 31, 2024). IPR&D assets are higher-risk assets given the uncertain nature of R&D activity.
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
We test goodwill for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or by performing a periodic quantitative assessment. In 2024, we performed a periodic quantitative impairment assessment as of September 30, 2024, which did not result in the impairment of goodwill associated with any of our reporting units. In 2023, we performed a qualitative impairment assessment as of September 30, 2023, which did not result in the impairment of goodwill associated with any of our reporting units.
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
Contingencies
For a discussion about income tax contingencies, see Notes to Consolidated Financial Statements—Note 8C. Tax Matters: Tax Contingencies.
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
36 |

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

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Revenue	$9,256	$8,544	$8,080	8	6
Costs and expenses:
Cost of sales(a)	2,719	2,561	2,454	6	4
% of revenue	29.4%	30.0%	30.4%
Selling, general and administrative expenses(a)	2,318	2,151	2,009	8	7
% of revenue	25%	25%	25%
Research and development expenses(a)	686	614	539	12	14
% of revenue	7%	7%	7%
Amortization of intangible assets(a)	141	149	150	(5)	(1)
Restructuring charges and certain acquisition and divestiture-related costs	53	53	11	—	*
Interest expense, net of capitalized interest	225	239	221	(6)	8
Other (income)/deductions—net	(19)	(159)	40	(88)	*
Income before provision for taxes on income	3,133	2,936	2,656	7	11
% of revenue	34%	34%	33%
Provision for taxes on income	637	596	545	7	9
Effective tax rate	20.3%	20.3%	20.5%
Net income before allocation to noncontrolling interests	2,496	2,340	2,111	7	11
Less: Net gain/(loss) attributable to noncontrolling interests	10	(4)	(3)	*	33
Net income attributable to Zoetis	$2,486	$2,344	$2,114	6	11
% of revenue	27%	27%	26%
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
Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
U.S.	$5,074	$4,555	$4,313	11	6
International	4,102	3,911	3,681	5	6
Total operating segments	9,176	8,466	7,994	8	6
Contract manufacturing & human health	80	78	86	3	(9)
Total Revenue	$9,256	$8,544	$8,080	8	6
37 |

On a global basis, the mix of revenue between companion animal and livestock products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Companion animal	$6,278	$5,576	$5,203	13	7
Livestock	2,898	2,890	2,791	—	4
Contract manufacturing & human health	80	78	86	3	(9)
Total Revenue	$9,256	$8,544	$8,080	8	6
2024 vs. 2023
Total revenue increased by $712 million, or 8%, in 2024 compared with 2023 reflecting operational revenue growth of $921 million, or 11%. Operational revenue growth was primarily due to the following:
•price growth of approximately 6%;
•volume growth from new products of approximately 3%; and
•volume growth from key dermatology products of approximately 2%.
Foreign exchange decreased our reported revenue growth by approximately 3%.
Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Cost of sales	$2,719	$2,561	$2,454	6	4
% of revenue	29.4%	30.0%	30.4%
2024 vs. 2023
Cost of sales as a percentage of revenue was 29.4% in 2024, compared with 30.0% in 2023. The decrease was primarily as a result of:
•price increases;
•favorable product mix;
•lower inventory charges; and
•lower freight costs,
partially offset by:
•unfavorable manufacturing and other costs; and
•unfavorable foreign exchange.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Selling, general and administrative expenses	$2,318	$2,151	$2,009	8	7
% of revenue	25%	25%	25%
2024 vs. 2023
SG&A expenses increased by $167 million, or 8%, in 2024 compared with 2023, primarily as a result of:
•an increase in certain compensation-related costs;
•higher selling and distribution costs;
•higher advertising and promotion expenses;
•higher professional and consulting fees; and
•higher travel and entertainment expenses,
partially offset by:
•favorable foreign exchange;
•the reduced impact of purchase accounting adjustments; and
•lower other general and administrative expenses.
38 |

Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Research and development expenses	$686	$614	$539	12	14
% of revenue	7%	7%	7%
2024 vs. 2023
R&D expenses increased by $72 million, or 12%, in 2024 compared with 2023, primarily as a result of:
•an increase in certain compensation-related costs to support innovation and portfolio progression;
•higher spend in project investments; and
•higher depreciation expense.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Amortization of intangible assets	$141	$149	$150	(5)	(1)
2024 vs. 2023
Amortization of intangible assets decreased in 2024 compared with 2023 primarily due to asset impairments taken in 2024 and 2023, as well as assets that became fully amortized, partially offset by intangible assets placed in service in 2024 and 2023.
Restructuring charges and certain acquisition and divestiture-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Restructuring charges and certain acquisition and divestiture-related costs	$53	$53	$11	—	*
* Calculation not meaningful.
2024 vs. 2023
Restructuring charges and certain acquisition and divestiture-related costs were $53 million in 2024 and 2023. Restructuring charges and certain acquisition and divestiture-related costs in 2024 primarily consisted of employee termination costs related to organizational structure refinements, as well as costs related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative. Restructuring charges and certain acquisition and divestiture-related costs in 2023 primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives, as well as costs related to recent acquisitions.
For additional information regarding restructuring charges and acquisition and divestiture-related costs, see Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Divestitures.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Interest expense, net of capitalized interest	$225	$239	$221	(6)	8
2024 vs. 2023
Interest expense, net of capitalized interest, decreased by $14 million, or 6%, in 2024 compared with 2023, primarily as a result of higher capitalized interest in the current period associated with capital projects to support our future growth and a higher debt balance during a portion of the prior year.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Other (income)/deductions—net	$(19)	$(159)	$40	(88)	*
* Calculation not meaningful.
2024 vs. 2023
The change in Other (income)/deductions—net is primarily as a result of a gain on the sale of a majority interest in our pet insurance business in the prior period, royalty-related income in the prior period that was predominantly associated with a settlement received from a third-party for underpayment of royalties related to prior periods and a loss on the sale of our medicated feed additive product portfolio, certain water soluble products and related assets in the current period, partially offset by lower asset impairment charges in the current period.
39 |

Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Provision for taxes on income	$637	$596	$545	7	9
Effective tax rate	20.3%	20.3%	20.5%
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
2024 vs. 2023
Our effective tax rate was 20.3% for 2024 and 2023. The effective tax rate for 2024, as compared to 2023, was primarily attributable to the favorable impact of a higher benefit in the U.S. related to foreign-derived intangible income and lower net discrete tax expenses, offset by a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings, repatriation costs and the Organisation for Economic Co-operation and Development (OECD) global minimum tax provision (Pillar Two)). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Pillar Two was effective beginning in 2024 and the impact of these provisions is included in our effective tax rate for 2024.
Operating Segment Results
The mix of revenue between companion animal and livestock products was as follows:

				% Change
				24/23			23/22
					Related to			Related to
	Year Ended December 31,				Foreign Exchange			Foreign Exchange
(MILLIONS OF DOLLARS)	2024	2023	2022	Total		Operational	Total		Operational
U.S.
Companion animal	$4,054	$3,529	$3,341	15	—	15	6	—	6
Livestock	1,020	1,026	972	(1)	—	(1)	6	—	6
	5,074	4,555	4,313	11	—	11	6	—	6
International
Companion animal	2,224	2,047	1,862	9	(4)	13	10	(2)	12
Livestock	1,878	1,864	1,819	1	(7)	8	2	(5)	7
	4,102	3,911	3,681	5	(5)	10	6	(3)	9
Total
Companion animal	6,278	5,576	5,203	13	(1)	14	7	(1)	8
Livestock	2,898	2,890	2,791	—	(5)	5	4	(2)	6
Contract manufacturing & human health	80	78	86	3	—	3	(9)	1	(10)
	$9,256	$8,544	$8,080	8	(3)	11	6	(1)	7
40 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				24/23			23/22
					Related to			Related to
	Year Ended December 31,				Foreign Exchange			Foreign Exchange
(MILLIONS OF DOLLARS)	2024	2023	2022	Total		Operational	Total		Operational
U.S.	$3,336	$2,863	$2,763	17	—	17	4	—	4
International	2,118	2,037	1,990	4	(7)	11	2	(2)	4
Total reportable segments	5,454	4,900	4,753	11	(3)	14	3	(1)	4
Other business activities	(562)	(496)	(424)	13			17
Reconciling Items:
Corporate	(1,213)	(1,042)	(1,073)	16			(3)
Purchase accounting adjustments	(140)	(159)	(160)	(12)			(1)
Acquisition and divestiture-related costs	(18)	(9)	(5)	*			80
Certain significant items	(79)	33	(56)	*			*
Other unallocated	(309)	(291)	(379)	6			(23)
Income before income taxes	$3,133	$2,936	$2,656	7			11
* Calculation not meaningful.
2024 vs. 2023
U.S. operating segment
U.S. segment revenue increased by $519 million, or 11%, in 2024 compared with 2023, of which $525 million resulted from growth in companion animal products and $6 million decline in livestock products.
•Companion animal revenue growth was primarily due to growth in sales of Simparica Trio, our mAb products for OA pain, Librela and Solensia, and key dermatology products, partially offset by lower sales of our small animal vaccines.
•Livestock revenue declined due to the impact of the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, partially offset by higher sales of cattle products, driven by timing of supply and strong demand for our ceftiofur product line.
U.S. segment earnings increased by $473 million, or 17%, in 2024 compared with 2023, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
International operating segment
International segment revenue increased by $191 million, or 5%, in 2024 compared with 2023. Operational revenue growth was $401 million, or 10%, reflecting growth of $257 million in companion animal products and $144 million in livestock products.
•Companion animal operational revenue growth was driven primarily by the growth in sales of our key dermatology products, mAb products for OA pain, Librela and Solensia, small animal parasiticides and vaccine products.
•Livestock operational revenue growth was due to increased sales of cattle, poultry and fish products, partially offset by a decline in sales of sheep products. Sales of cattle products grew due to price, partially offset by volume declines as compared to the prior year period due to prior year supply recoveries. Sales of products in our poultry portfolio grew due to price and demand generation efforts in key poultry markets. Sales of our fish portfolio grew due to increased vaccine sales in Norway, partially offset by lower sales of parasiticides in Chile. Sales of sheep products declined primarily due to supply constraints in Australia compounded by poor market conditions.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $210 million, or 5%, primarily driven by fluctuations in the Argentinian peso, Brazilian real, Turkish lira, Japanese yen and Egyptian pound.
International segment earnings increased by $81 million, or 4%, in 2024 compared with 2023. Operational earnings growth was $230 million, or 11%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
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
2024 vs. 2023
Other business activities net loss increased by $66 million, or 13%, in 2024 compared with 2023, reflecting an increase in R&D costs due to an increase in higher project investments, certain compensation-related costs to support innovation, acquisitions and other operating costs.
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
41 |

•Certain transactions and events such as Purchase accounting adjustments, Acquisition and divestiture-related activities and Certain significant items, which are defined below; and
•Other unallocated, which includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.
2024 vs. 2023
Corporate expenses increased by $171 million, or 16%, in 2024 compared with 2023, primarily due to higher compensation-related costs, a settlement received from a third-party for underpayment of royalties in the prior year period, investments in information technology and unfavorable foreign exchange.
Other unallocated expenses increased by $18 million, or 6%, in 2024 compared with 2023, primarily due to higher manufacturing costs and unfavorable foreign exchange, partially offset by lower freight charges and lower inventory obsolescence.
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
The integration and disintegration costs associated with a business combination, asset acquisition or divestiture may occur over several years, with the more significant impacts generally ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration or disintegration activities can be lengthy. For example, due to the regulated nature of the animal health medicines, vaccines and diagnostic business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the U.S. Food and Drug Administration and/or other regulatory authorities.
42 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
GAAP reported net income attributable to Zoetis	$2,486	$2,344	$2,114	6	11
Purchase accounting adjustments—net of tax	109	127	120	(14)	6
Acquisition and divestiture-related costs—net of tax	14	7	4	*	75
Certain significant items—net of tax	84	(21)	59	*	*
Non-GAAP adjusted net income(a)	$2,693	$2,457	$2,297	10	7
* Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income was 19.8%, 20.1% and 20.3% in 2024, 2023 and 2022, respectively.
The lower effective tax rate for 2024, as compared to 2023, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income and lower net discrete tax expenses, partially offset by a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings, repatriation costs and Pillar Two global minimum tax). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
The lower effective tax rate for 2023, as compared to 2022, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income, a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher net discrete tax expense in 2023, mainly related to changes to prior years’ tax positions. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2024	2023	2022	24/23	23/22
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$5.47	$5.07	$4.49	8	13
Purchase accounting adjustments—net of tax	0.24	0.28	0.26	(14)	8
Acquisition and divestiture-related costs—net of tax	0.03	0.02	0.01	50	*
Certain significant items—net of tax	0.18	(0.05)	0.12	*	*
Non-GAAP adjusted EPS—diluted	$5.92	$5.32	$4.88	11	9
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Interest expense, net of capitalized interest	$225	$239	$221
Interest income	(106)	(103)	(50)
Income taxes	667	618	583
Depreciation	323	302	266
Amortization	34	36	40
43 |

Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Purchase accounting adjustments:
Amortization and depreciation	$140	$153	$160
Cost of sales	—	6	—
Total purchase accounting adjustments—pre-tax	140	159	160
Income taxes(a)	31	32	40
Total purchase accounting adjustments—net of tax	109	127	120
Acquisition and divestiture-related costs:
Acquisition-related costs	1	7	5
Divestiture-related costs(b)	16	—	—
Restructuring costs	1	2	—
Total acquisition and divestiture-related costs—pre-tax	18	9	5
Income taxes(a)	4	2	1
Total acquisition and divestiture-related costs—net of tax	14	7	4
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(c)	35	44	8
Certain asset impairment charges(d)	11	24	47
Net loss/(gain) on sale of businesses(e)	25	(101)	—
Other	8	—	1
Total certain significant items—pre-tax	79	(33)	56
Income taxes(a)	(5)	(12)	(3)
Total certain significant items—net of tax	84	(21)	59
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$207	$113	$183
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
    Income taxes in Certain significant items also includes:
•For 2024, a tax expense related to the divestiture of the medicated feed additive product portfolio, certain water soluble products and related assets.
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
(b)    Represents costs related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(c)    For 2024, primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
For 2023, primarily represents employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
For 2022, primarily represents employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as product transfer costs.
(d)    For 2024, represents certain asset impairment charges related to our aquaculture business.
For 2023, primarily represents certain asset impairment charges related to our precision animal health and diagnostics businesses.
For 2022, primarily represents asset impairment charges related to:
•Customer relationships, developed technology rights and property, plant and equipment in our diagnostics, poultry, cattle and swine businesses; and
•Inventory and other charges related to the consolidation of manufacturing sites in China.
(e)        For 2024, represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
    For 2023, primarily represents a net gain on the sale of a majority interest in our pet insurance business.
44 |

The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Cost of sales:
Purchase accounting adjustments	$4	$10	$6
Inventory write-offs	—	2	4
Other	1	1	4
Total Cost of sales	5	13	14

Selling, general & administrative expenses:
Purchase accounting adjustments	11	21	29
Other	6	—	—
Total Selling, general & administrative expenses	17	21	29

Research & development expenses:
Purchase accounting adjustments	2	1	1
Total Research & development expenses	2	1	1

Amortization of intangible assets:
Purchase accounting adjustments	123	127	124
Total Amortization of intangible assets	123	127	124

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	1	7	5
Divestiture-related costs	16	—	—
Employee termination costs	36	41	3
Asset impairments	—	1	2
Exit costs	—	4	1
Total Restructuring charges and certain acquisition and divestiture-related costs	53	53	11

Other (income)/deductions—net:
Asset impairments	11	21	41
Net loss/(gain) on sale of businesses	25	(101)	—
Other	1	—	1
Total Other (income)/deductions—net	37	(80)	42

Provision for taxes on income	30	22	38

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$207	$113	$183
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
Analysis of the Consolidated Balance Sheets
December 31, 2024 vs. December 31, 2023
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Inventories decreased primarily due to the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as higher sales than anticipated for certain products, partially offset by the build-up of certain products for increased demand. See Notes to Consolidated Financial Statements - Note 11. Inventories.
Other current assets decreased primarily due to lower value-added tax receivables for our international markets and the deferral of a prepaid tax benefit in connection with a prepayment from a related foreign entity in Belgium, partially offset by the mark-to-market adjustment of derivative instruments and the jurisdictional netting of income taxes receivable and income taxes payable.
45 |

Property, plant and equipment less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense, as well as the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets. See Notes to Consolidated Financial Statements - Note 12. Property, Plant and Equipment.
Identifiable intangible assets, less accumulated amortization decreased primarily as a result of amortization expense, the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as certain asset impairment charges.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments and the tax impact of various acquisitions and divestitures.
Other noncurrent assets increased primarily due to capitalized cloud computing arrangements implementation costs.
Accounts payable increased as a result of the timing of vendor and value-added tax payments.
Dividends payable increased as a result of an increase in the dividend rate for the first quarter 2025 dividend, which was declared on December 12, 2024.
Accrued expenses increased primarily as a result of accrued contract rebates and the timing of payments for other accrued expenses.
Accrued compensation and related items increased primarily due to the accrual of 2024 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees, partially offset by the payments of 2023 annual incentive bonuses and sales incentive bonuses, as well as savings plan contributions to eligible employees.
Other current liabilities increased primarily due to collateral received related to derivative contracts, partially offset by the mark-to-market adjustment of derivative instruments.
The decrease in Operating lease liabilities reflects lease amortization and payments, partially offset by assets acquired through new lease obligations. See Notes to Consolidated Financial Statements—Note 10. Leases.
Other noncurrent liabilities decreased primarily due to the reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative and the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets.
For an analysis of the changes in Total Equity, see the Consolidated Statements of Equity and Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Analysis of the Consolidated Statements of Cash Flows

	Year Ended December 31,			$ Change
(MILLIONS OF DOLLARS)	2024	2023	2022	24/23	23/22
Net cash provided by (used in):
Operating activities	$2,953	$2,353	$1,912	$600	$441
Investing activities	(315)	(777)	(883)	462	106
Financing activities	(2,660)	(3,109)	(904)	449	(2,205)
Effect of exchange-rate changes on cash and cash equivalents	(32)	(7)	(29)	(25)	22
Net (decrease)/increase in cash and cash equivalents	$(54)	$(1,540)	$96	$1,486	$(1,636)
Operating activities
2024 vs. 2023
Net cash provided by operating activities was $2,953 million in 2024 compared with $2,353 million in 2023. The increase in operating cash flows was primarily attributable to higher inventory build-up of certain products in the prior period for increased demand and to mitigate potential supply constraints and the timing of receipts and payments in the ordinary course of business, as well as higher net income adjusted by non-cash items.
Investing activities
2024 vs. 2023
Net cash used in investing activities was $315 million in 2024 compared with $777 million in 2023. The net cash used in investing activities for 2024 was primarily due to capital expenditures, partially offset by net proceeds on the sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as net proceeds from derivative instrument activity. The net cash used in investing activities for 2023 was primarily due to capital expenditures and acquisitions, partially offset by net proceeds on the sale of a majority interest in our pet insurance business and net proceeds from derivative instrument activity.
Financing activities
2024 vs. 2023
Net cash used in financing activities was $2,660 million in 2024 compared with $3,109 million in 2023. The net cash used in financing activities for 2024 was primarily attributable to the purchase of treasury shares and related payment of excise taxes, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for 2023 was primarily attributable to the repayment of the $1.35 billion aggregate principal amount of our 2013 senior notes due 2023 in February 2023, the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
46 |

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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,
(MILLIONS OF DOLLARS)	2024	2023
Cash and cash equivalents	$1,987	$2,041
Accounts receivable, net(a)	1,316	1,304
Short-term borrowings	—	3
Current portion of long-term debt	1,350	—
Long-term debt	5,220	6,564
Working capital	2,574	4,454
Ratio of current assets to current liabilities	1.75:1	3.36:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the years ended December 31, 2024 and 2023, the number of days that accounts receivables were outstanding have remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of December 31, 2024 and December 31, 2023. There were no amounts drawn under the credit facility as of December 31, 2024 or December 31, 2023.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2024, we had access to $50 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of December 31, 2024 and $3 million of borrowings outstanding related to these facilities as of December 31, 2023.
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
47 |

Contractual obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include long-term debt, including interest obligations, purchase obligations, lease commitments, other liabilities, benefit plan obligations and uncertain tax positions. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments, Note 18. Commitments and Contingencies, Note 10. Leases, Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Divestitures, Note 14. Benefit Plans and Note 8. Tax Matters for further information on material cash requirements from known contractual and other obligations.
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
The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

	Commercial Paper	Long-term Debt		Date of Last Action
Name of Rating Agency	Rating	Rating	Outlook
Moody’s	P-2	A3	Stable	January 2025
S&P	A-2	BBB	Stable	December 2016
Pension obligations
As part of the separation from Pfizer, Pfizer transferred to us the net pension obligations associated with certain international defined benefit plans. We expect to contribute a total of $6 million to these plans in 2025.
As of December 31, 2024, the supplemental savings plan liability was $48 million.
For additional information, see Notes to Consolidated Financial Statements— Note 14. Benefit Plans.
Share repurchase program
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. This program was completed as of December 31, 2024. In August 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of December 31, 2024, there was $5.6 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various
48 |

means, including open market or privately negotiated transactions. During 2024, 10.4 million shares were repurchased for $1.8 billion, which excludes a $17 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2024 and 2023, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
See Note 3. Significant Accounting Policies in the Notes to Consolidated Financial Statements for discussion of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects or expected effects on our consolidated financial position, results of operations and cash flows.
49 |

Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “forecast,” “objective,” “target,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, anticipated impact or timing of divestitures, interest rates, tax rates, tariffs, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation, taxes and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
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
•disruptive innovations and advances in medical practices and technologies;
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
•modification of foreign trade policy by the U.S. or other countries or the imposition of tariffs on imported or exported goods;
•adverse weather conditions and the availability of natural resources;
•the impact of climate change on our activities and the activities of our customers and suppliers;
•an inability to hire and retain executive officers and other key personnel;
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
•a cyberattack, information security breach or other misappropriation of our data;
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
•failure to generate sufficient cash to service our substantial indebtedness; and
•the other factors set forth under “Risk Factors” in Item 1A of Part I of this 2024 Annual Report.
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
Our foreign exchange derivative instruments at December 31, 2024 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the amount recorded in cumulative translation adjustment (CTA) within Accumulated other comprehensive loss related to our net investment hedge would increase or decrease, respectively, by approximately $91 million. The change in value recorded to CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations but are not designated as hedges.
Our foreign currency forward-exchange contracts at December 31, 2024 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the fair value of these contracts would decrease or increase, respectively, by $33 million. The foreign currency gains and losses on the assets and liabilities are recorded in Other (income)/deductions-net. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of December 31, 2024, because we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% Senior Notes due 2028 and our 2.00% Senior Notes due 2030, a portion of the fixed-rate interest payable on these senior notes effectively became variable based on SOFR. At December 31, 2024, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility.
By entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon SOFR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of December 31, 2024, if SOFR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $3 million, as it relates to our fixed to floating interest rate swap agreements. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments.
In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. A 100-basis point increase or (decrease) in SOFR-based interest rates would have resulted in a increase or (decrease) in the fair value of our forward-starting interest rate swaps by $20 million and $(23) million, respectively at December 31, 2024.
At December 31, 2024, our cash equivalents were primarily invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate.
51 |

Item 8. Financial Statements and Supplementary Data.

52 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 3 and 8C in the consolidated financial statements, the Company’s tax positions are subject to examination by local taxing authorities in each respective tax jurisdiction, and the resolution of such examinations may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. The Company accounts for income tax contingencies using a benefit recognition model. If a tax position is more likely than not (more than a 50% likelihood) to be sustained upon examination, based solely on the technical merits of the position, a benefit is recognized. As of December 31, 2024, the Company has recorded gross unrecognized tax benefits of $213 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process. This included controls related to (a) interpretation of relevant tax law, (b) evaluation of which of the Company’s tax positions may not be sustained upon examination, and (c) estimation of the gross unrecognized tax benefits. We involved tax professionals, with specialized skills and knowledge, who assisted in:
•evaluating the Company’s interpretation of relevant tax laws and the potential impact on the unrecognized tax benefits by developing an independent assessment of the tax position’s more likely than not to be sustained under examination determination as well as the estimate of the amount of the gross unrecognized tax benefit, if any, based on our understanding and interpretation of tax laws,
•reading and evaluating the tax opinion, and
•assessing the Company’s transfer pricing policies for compliance with applicable laws and regulations.
53 |

Deductions from revenue related to the rebates accrual for the U.S. segment
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates as a deduction from revenue when the related revenue is recognized. Included in the rebates accrual are estimated revenue deductions for future payments to distributors, clinics, veterinarians and pet owners under various programs offered by the Company. The volume of varied rebate programs offered, each with varying terms and conditions covering how the rebate is measured and earned, requires the Company to estimate the accrual using a number of inputs from multiple sources. Accruals for deductions from revenue are recorded as either a reduction in accounts receivable or within accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in accounts receivable as of December 31, 2024 are approximately $257 million and accruals for deductions from revenue included in accrued expenses are approximately $344 million. These amounts include rebate accruals for both the U.S. and international segments.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebate accrual process for the U.S. segment. This included controls related to the identification of revenue transactions subject to a rebate and the relevance and reliability of information used in the estimated rebates accrual. We identified and considered the relevance, reliability and sufficiency of sources of data used by the Company in developing the estimate. We tested the estimate of the rebates accrual for a sample of U.S. programs, using a combination of Company internal data, historical information, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company. We evaluated the historical accuracy of the Company’s U.S. rebates accrual by comparing the previously recorded accrual as of December 31, 2023 to the actual amount that ultimately was paid by the Company during 2024.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Short Hills, New Jersey
February 13, 2025
54 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 13, 2025
55 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2024	2023	2022
Revenue	$9,256	$8,544	$8,080
Costs and expenses:
Cost of sales(a)	2,719	2,561	2,454
Selling, general and administrative expenses(a)	2,318	2,151	2,009
Research and development expenses(a)	686	614	539
Amortization of intangible assets	141	149	150
Restructuring charges and certain acquisition and divestiture-related costs	53	53	11
Interest expense, net of capitalized interest	225	239	221
Other (income)/deductions––net	(19)	(159)	40
Income before provision for taxes on income	3,133	2,936	2,656
Provision for taxes on income	637	596	545
Net income before allocation to noncontrolling interests	2,496	2,340	2,111
Less: Net income/(loss) attributable to noncontrolling interests	10	(4)	(3)
Net income attributable to Zoetis Inc.	$2,486	$2,344	$2,114
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$5.47	$5.08	$4.51
Diluted	$5.47	$5.07	$4.49
Weighted-average common shares outstanding:
Basic	454.200	461.172	468.891
Diluted	454.848	462.269	470.385
Dividends declared per common share	$1.796	$1.557	$1.350
(a)    Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
56 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Net income before allocation to noncontrolling interests	$2,496	$2,340	$2,111
Other comprehensive loss, net of tax(a):
Unrealized gains/(losses) on derivatives for cash flow hedges, net of tax of $1, $(2) and $26 for the years ended December 31, 2024, 2023 and 2022, respectively	4	(5)	86
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $13, $(7) and $11 for the years ended December 31, 2024, 2023 and 2022, respectively	44	(23)	36
Foreign currency translation adjustments, net	(147)	—	(188)
Benefit plans: Actuarial (losses)/gains, net of tax of $—, $2 and $6 for the years ended December 31, 2024, 2023 and 2022, respectively	(2)	6	13
Total other comprehensive loss, net of tax	(101)	(22)	(53)
Comprehensive income before allocation to noncontrolling interests	2,395	2,318	2,058
Less: Comprehensive income/(loss) attributable to noncontrolling interests	10	(4)	(3)
Comprehensive income attributable to Zoetis Inc.	$2,385	$2,322	$2,061
(a)    Presented net of reclassification adjustments, which are not material in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the Consolidated Statements of Income.

57 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2024	2023
Assets
Cash and cash equivalents(a)	$1,987	$2,041
Accounts receivable, less allowance for doubtful accounts of $18 in 2024 and 2023	1,316	1,304
Inventories	2,306	2,564
Other current assets	377	434
Total current assets	5,986	6,343
Property, plant and equipment, less accumulated depreciation of $2,635 in 2024 and $2,594 in 2023	3,391	3,204
Operating lease right-of-use assets	219	230
Goodwill	2,724	2,759
Identifiable intangible assets, less accumulated amortization	1,127	1,338
Noncurrent deferred tax assets	540	206
Other noncurrent assets	250	206
Total assets	$14,237	$14,286

Liabilities and Equity
Short-term borrowings	$—	$3
Current portion of long-term debt	1,350	—
Accounts payable	433	411
Dividends payable	224	198
Accrued expenses	746	683
Accrued compensation and related items	441	382
Income taxes payable	93	110
Other current liabilities	125	102
Total current liabilities	3,412	1,889
Long-term debt, net of discount and issuance costs	5,220	6,564
Noncurrent deferred tax liabilities	167	146
Operating lease liabilities	174	188
Other taxes payable	272	271
Other noncurrent liabilities	222	237
Total liabilities	9,467	9,295
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 448,473,073 and 458,367,358 shares outstanding at December 31, 2024 and 2023, respectively	5	5
Treasury stock, at cost, 53,418,170 and 43,523,885 shares of common stock at December 31, 2024 and 2023, respectively	(7,445)	(5,597)
Additional paid-in capital	1,182	1,133
Retained earnings	11,968	10,295
Accumulated other comprehensive loss	(940)	(839)
Total Zoetis Inc. equity	4,770	4,997
Equity attributable to noncontrolling interests	—	(6)
Total equity	4,770	4,991
Total liabilities and equity	$14,237	$14,286
(a)    As of December 31, 2024 and 2023, includes $2 million, of restricted cash.
58 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

		Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
(MILLIONS OF DOLLARS, EXCEPT SHARE DATA)	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2021	501.9	$5	29.3	$(2,952)	$1,068	$7,186	$(764)	$1	$4,544
Net income/(loss)	—	—	—	—		2,114	—	(3)	2,111
Other comprehensive loss	—	—	—	—	—	—	(53)	—	(53)
Share-based compensation awards(a)	—	—	(0.7)	7	17	(1)	—	—	23
Treasury stock acquired(b)	—	—	9.5	(1,594)	—	—	—	—	(1,594)
Employee benefit plan contribution from Pfizer Inc.(c)	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(631)	—	—	(631)
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—			2,344	—	(4)	2,340
Other comprehensive loss	—	—	—		—	—	(22)	—	(22)
Share-based compensation awards(a)	—	—	(0.9)	44	45	(1)	—	—	88
Treasury stock acquired(b)	—	—	6.3	(1,102)	—	—	—	—	(1,102)
Dividends declared	—	—	—		—	(716)	—	—	(716)
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
Net income	—	—	—	—	—	2,486	—	10	2,496
Other comprehensive loss	—	—	—	—	—	—	(101)	—	(101)
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Share-based compensation awards(a)	—	—	(0.6)	17	49	(1)	—	—	65
Treasury stock acquired(b)	—	—	10.5	(1,865)	—	—	—	—	(1,865)
Dividends declared	—	—	—	—	—	(812)	—	—	(812)
Balance, December 31, 2024	501.9	$5	53.4	$(7,445)	$1,182	$11,968	$(940)	$—	$4,770
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
(b)    Reflects the acquisition of treasury shares in connection with the share repurchase program. For 2024 and 2023, includes excise tax accrued on net share repurchases. For additional information, see Note 16. Stockholders' Equity.
(c)    Represents contributed capital from Pfizer Inc. associated with service credit continuation for certain Zoetis Inc. employees in Pfizer Inc.'s U.S. qualified defined benefit and U.S. retiree medical plans. See Note 14. Benefit Plans.

59 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Operating Activities
Net income before allocation to noncontrolling interests	$2,496	$2,340	$2,111
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	497	491	465
Share-based compensation expense	74	60	62
Asset write-offs and asset impairments	31	46	53
Net loss/(gain) on sale of businesses, excluding transaction costs	23	(118)	—
Provision for losses on inventory	97	115	76
Deferred taxes	(338)	(61)	(286)
Settlement of derivative contracts	—	—	114
Employee benefit plan contribution from Pfizer Inc.	—	—	3
Other non-cash adjustments	(6)	(8)	13
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(61)	(102)	(137)
Inventories	(40)	(361)	(486)
Other assets	52	(95)	35
Accounts payable	31	13	(29)
Other liabilities	114	67	(180)
Other tax accounts, net	(17)	(34)	98
Net cash provided by operating activities	2,953	2,353	1,912
Investing Activities
Capital expenditures	(655)	(732)	(586)
Acquisitions, net of cash acquired	(8)	(155)	(312)
Purchase of investments	(5)	(4)	(9)
Proceeds from derivative instrument activity, net	62	12	23
Proceeds from sale of businesses, net of cash sold	293	96	—
Net proceeds from sale of assets	1	4	1
Other investing activities	(3)	2	—
Net cash used in investing activities	(315)	(777)	(883)
Financing Activities
(Decrease)/increase in short-term borrowings, net	(3)	1	2
Principal payments on long-term debt	—	(1,350)	—
Proceeds from issuance of long-term debt—senior notes, net of discount	—	—	1,348
Payment of debt issuance costs	—	—	(10)
Payment of consideration related to previous acquisitions	(5)	(3)	(1)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(8)	27	(38)
Purchases of treasury stock, including excise taxes paid	(1,858)	(1,092)	(1,594)
Cash dividends paid	(786)	(692)	(611)
Net cash used in financing activities	(2,660)	(3,109)	(904)
Effect of exchange-rate changes on cash and cash equivalents	(32)	(7)	(29)
Net (decrease)/increase in cash and cash equivalents	(54)	(1,540)	96
Cash and cash equivalents at beginning of period	2,041	3,581	3,485
Cash and cash equivalents at end of period	$1,987	$2,041	$3,581

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$892	$754	$638
Interest, net of capitalized interest	274	295	242
Non-cash transactions:
Capital expenditures	$3	$2	$3
Dividends declared, not paid	224	198	174
Excise tax accrued on net share repurchases, not paid	17	10	—

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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed markets and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical and animal health diagnostics. On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, and, as a result, our major product categories no longer include the category of medicated feed additives. See Note 5. Acquisitions and Divestitures.
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
In the third quarter of 2024, we concluded that we were no longer the primary beneficiary of a variable interest entity (VIE) that was previously consolidated. The effects of the deconsolidation were not material to the consolidated financial statements.
3. Significant Accounting Policies
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. We adopted this guidance as of January 1, 2024, which resulted in additional disclosures in the notes to our consolidated financial statements that we applied retrospectively to all prior periods presented. See Note 19. Segment Information.
Recently Issued Accounting Standards
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our notes to the consolidated financial statements.
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
61 |

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
Accruals for deductions from revenue are recorded as either a reduction in Accounts receivable or within Accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in Accounts receivable as of December 31, 2024 and 2023 are
62 |

approximately $257 million and $301 million, respectively. As of December 31, 2024, and 2023, accruals for deductions from revenue included in Accrued expenses are approximately $344 million and $323 million, respectively.
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities is recorded within Other current liabilities and Other noncurrent liabilities. Recognition of revenue occurs once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of December 31, 2023 and subsequently recognized as revenue during 2024 were approximately $4 million. Contract liabilities as of December 31, 2024 were approximately $18 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2024 is not material.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $302 million in 2024, $281 million in 2023 and $287 million in 2022.
Shipping and handling costs totaled approximately $107 million in 2024, $101 million in 2023 and $82 million in 2022.
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
63 |

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
•    For goodwill, we test for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a periodic quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2024 we performed a periodic quantitative impairment assessment as of September 30, 2024, which did not result in the impairment of goodwill associated with any of our reporting units. In 2023, we performed a qualitative impairment assessment as of September 30, 2023, which did not result in the impairment of goodwill associated with any of our reporting units.
Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of 5 to 10 years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $18 million and $35 million of internal-use software for the years ended December 31, 2024 and 2023, respectively. Depreciation expense for capitalized software was $61 million in 2024, $75 million in 2023 and $69 million in 2022.
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
Restructuring Charges and Certain Acquisition and Divestiture-Related Costs
We may incur restructuring charges in connection with acquisitions when we implement plans to restructure and integrate the acquired operations or in connection with cost-reduction and productivity initiatives. Included in Restructuring charges and certain acquisition and divestiture-related costs are all restructuring charges and certain costs associated with acquiring and integrating an acquired business and divesting and disintegrating divested businesses. Transaction costs and integration costs are expensed as incurred. Termination costs are a significant component of restructuring charges and are generally recorded when the actions are probable and estimable.
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
64 |

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
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2024 and 2023, Accounts receivable, less allowance for doubtful accounts, of $1,316 million and $1,304 million, respectively, includes approximately $79 million and $58 million, respectively, of other receivables, such as trade notes receivable and royalty receivables, among others.
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
65 |

As of December 31, 2024 and 2023, accruals for asset retirement obligations are $23 million and $28 million, respectively, and are included in Other noncurrent liabilities.
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
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, and, as a result, our major product categories no longer include the category of medicated feed additives. See Note 5. Acquisitions and Divestitures.
Our major product categories are:
•parasiticides: products that prevent or eliminate external and internal parasites such as fleas, ticks, lice and worms;
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
66 |

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
The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
United States	$5,074	$4,555	$4,313
Australia	319	323	289
Brazil	414	393	330
Canada	277	255	238
Chile	123	140	141
China	270	320	382
France	156	142	126
Germany	225	202	176
Italy	129	121	111
Japan	147	158	173
Mexico	169	162	136
Spain	130	122	118
United Kingdom	314	277	235
Other developed markets	564	512	468
Other emerging markets	865	784	758
	9,176	8,466	7,994
Contract manufacturing & human health	80	78	86
Total Revenue	$9,256	$8,544	$8,080
Revenue exceeded $100 million in thirteen countries outside the U.S. in 2024 and twelve countries outside the U.S. in 2023 and 2022. The U.S. was the only country to contribute more than 10% of total revenue in each year.
Revenue by major species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
U.S.
Companion animal	$4,054	$3,529	$3,341
Livestock	1,020	1,026	972
	5,074	4,555	4,313
International
Companion animal	2,224	2,047	1,862
Livestock	1,878	1,864	1,819
	4,102	3,911	3,681
Total
Companion animal	6,278	5,576	5,203
Livestock	2,898	2,890	2,791
Contract manufacturing & human health	80	78	86
Total Revenue	$9,256	$8,544	$8,080
67 |

Revenue by species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Companion Animal:
Dogs and Cats	$5,993	$5,291	$4,939
Horses	285	285	264
	6,278	5,576	5,203
Livestock:
Cattle	1,531	1,503	1,440
Poultry	527	524	476
Swine	516	543	565
Fish	242	220	212
Sheep and other	82	100	98
	2,898	2,890	2,791
Contract manufacturing & human health	80	78	86
Total Revenue	$9,256	$8,544	$8,080
Revenue by product category

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Parasiticides	$2,153	$1,947	$1,860
Vaccines	1,827	1,771	1,718
Dermatology	1,655	1,427	1,329
Anti-infectives	1,100	1,057	1,081
Pain and sedation	851	602	420
Other pharmaceuticals	658	678	623
Animal health diagnostics	386	376	353
Medicated feed additives	293	354	360
Other non-pharmaceuticals	253	254	250
	9,176	8,466	7,994
Contract manufacturing & human health	80	78	86
Total Revenue	$9,256	$8,544	$8,080
B. Other Revenue Information
Significant Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case, veterinarians then typically sell our products to pet owners. In certain markets, we also sell certain companion animal products through retail and e-commerce outlets. We sell our livestock products primarily to veterinarians and livestock producers, including beef and dairy farmers as well as pork and poultry operations, in addition to third-party veterinary distributors and retail outlets who then typically sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 14% of total revenue for 2024, 15% of total revenue for 2023 and 14% of total revenue for 2022.
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
68 |

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
B. Divestitures
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets to Phibro Animal Health for an estimated net purchase price of $309 million, including $6 million of estimated post-closing adjustments subject to finalization. We received $303 million sales proceeds as of the end of the reporting period, less cash sold of $11 million resulting in $292 million net sales proceeds. We have determined that this divestiture does not qualify for reporting as a discontinued operation, as it does not represent a strategic shift that has or will have a major effect on our operations and/or financial results. We recorded a net pre-tax loss of $25 million within Other (income)/deductions—net, inclusive of costs to sell and foreign currency translation losses reclassified out of accumulated other comprehensive income into earnings.

69 |

As of the disposal date, the carrying amounts of the following major assets and liabilities were derecognized from our consolidated balance sheets:

October 31,
(MILLIONS OF DOLLARS)	2024
Assets
Inventories	$154
Other current assets	3
Property, plant and equipment, less accumulated depreciation	108
Operating lease right-of-use assets	2
Goodwill(a)	12
Identifiable intangible assets, less accumulated amortization	26
Noncurrent deferred tax assets	2
Other noncurrent assets	9
Total Assets	$316

Liabilities
Accounts payable	$3
Accrued expenses	3
Accrued compensation and related items	2
Other noncurrent liabilities	8
Total Liabilities	$16
(a) Net of $12 million loss recognized during 2024.
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
6. Restructuring Charges and Other Costs Associated with Acquisitions and Divestitures
In connection with our cost-reduction/productivity initiatives, we typically incur restructuring costs and charges associated with workforce reductions and site closings. In connection with our acquisition and divestiture activities, we typically incur costs and charges associated with executing the transactions. Acquisition activity may also include integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the company, which may include charges related to employees, assets, and activities that will not continue in the company. Divestiture activity may also include costs to separate the divested operations, which may include expenditures for consulting and the disintegration of systems and processes, transfer costs, and restructuring charges, which may include charges related to employees, assets and activities that will not continue in the company's ongoing operations. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as functions such as business technology, shared services and corporate operations.
The components of costs incurred in connection with restructuring initiatives, acquisitions, divestitures and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs(a)	$1	$7	$5
Divestiture-related costs(b)	16	—	—
Restructuring charges(c)(d):
Employee termination costs	36	41	3
Asset impairment charges	—	1	2
Exit costs	—	4	1
Total Restructuring charges and certain acquisition and divestiture-related costs	$53	$53	$11
(a)    Acquisition-related costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes, as well as product transfer costs as well as transaction costs that represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services.
(b)    Divestiture-related costs consisted of costs related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(c)    The restructuring charges for the year ended December 31, 2024 primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
    The restructuring charges for the year ended December 31, 2023 primarily consisted of employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
70 |

    The restructuring charges for the year ended December 31, 2022 primarily relates to employee termination and exit costs associated with cost-reduction and productivity initiatives in certain international markets, as well as asset impairment charges primarily related to the consolidation of manufacturing sites in China.
(d)    The restructuring charges are associated with the following:
•For the year ended December 31, 2024, Manufacturing/research/corporate of $14 million, U.S. of $7 million and International of $15 million.
•For the year ended December 31, 2023, Manufacturing/research/corporate of $22 million and International of $21 million.
•For the year ended December 31, 2022, Manufacturing/research/corporate of $2 million and International of $4 million.
The components of, and changes in, our restructuring accruals are as follows:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2021	$23	$—	$2	$25
Provision	3	2	1	6
Non-cash activity	—	(2)	—	(2)
Utilization and other(a)	(12)	—	(2)	(14)
Balance, December 31, 2022	$14	$—	$1	$15
Provision	41	1	4	46
Non-cash activity	—	(1)	—	(1)
Utilization and other(a)	(23)	—	(2)	(25)
Balance, December 31, 2023(b)	$32	$—	$3	$35
Provision	43	—	—	43
Reserve adjustment	(7)	—	—	(7)
Utilization and other(a)	(42)	—	(1)	(43)
Balance, December 31, 2024(b)(c)	$26	$—	$2	$28
(a)    Includes adjustments for foreign currency translation.
(b)    At December 31, 2024 and 2023, included in Accrued Expenses ($26 million) and Other noncurrent liabilities ($2 million and $9 million, respectively).
(c)    Includes contractual obligations of $28 million, of which payments are expected to be approximately $26 million in 2025 and $2 million thereafter.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Royalty-related income(a)	$(5)	$(37)	$(4)
Interest income	(106)	(105)	(50)
Identifiable intangible asset impairment charges(b)	15	35	39
Other asset impairment charges	—	1	7
Net loss/(gain) on sale of businesses(c)	23	(101)	—
Foreign currency loss(d)	50	47	62
Other, net	4	1	(14)
Other (income)/deductions—net	$(19)	$(159)	$40
(a)    For 2023, primarily associated with a settlement received from a third-party for underpayment of royalties related to prior periods.
(b)    For 2024, primarily represents asset impairment charges related to our aquaculture business.
For 2023, primarily represents certain asset impairment charges related to our precision animal health and diagnostics businesses.
For 2022, primarily represents asset impairment charges related to customer relationships and developed technology rights in our diagnostics, poultry, cattle and swine businesses.
(c)    For 2024, primarily represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets. For additional information, see Note 5. Acquisitions and Divestitures.
    For 2023, primarily relates to the gain on sale of a majority interest in our pet insurance business. For additional information, see Note 5. Acquisitions and Divestitures.
(d)    Primarily driven by costs related to hedging and exposures to certain developed and emerging market currencies.
8. Tax Matters
A. Taxes on Income
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
71 |

The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
United States	$1,867	$1,636	$1,645
International	1,266	1,300	1,011
Income before provision for taxes on income	$3,133	$2,936	$2,656
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
United States:
Current income taxes:
Federal	$645	$341	$514
State and local	65	35	81
Deferred income taxes:
Federal	(297)	(40)	(198)
State and local	(42)	25	(49)
Total U.S. tax provision	371	361	348
International:
Current income taxes	265	281	235
Deferred income taxes	1	(46)	(38)
Total international tax provision	266	235	197
Provision for taxes on income	$637	$596	$545
Tax Rate Reconciliation
The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory income tax rate	21%	21%	21%
State and local taxes, net of federal benefits	0.6	1.6	0.9
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(a)	0.4	0.9	0.1
Foreign Derived Intangible Income	(1.5)	(0.7)	(0.2)
U.S. Research and Development Tax Credit	(0.6)	(0.7)	(0.7)
Share-based payments	(0.2)	(0.3)	(0.6)
Non-deductible / non-taxable items	0.2	0.2	0.1
Taxation of non-U.S. operations	0.2	(0.8)	(0.4)
All other—net	0.2	(0.9)	0.3
Effective tax rate	20.3%	20.3%	20.5%
(a)    For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see C. Tax Contingencies.
Our effective income tax rate was 20.3%, 20.3% and 20.5% in 2024, 2023 and 2022, respectively.
The effective tax rate for 2024, as compared to 2023, was primarily attributable to the favorable impact of a higher benefit in the U.S. related to foreign-derived intangible income and lower net discrete tax expenses, offset by a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings, repatriation costs and Pillar Two global minimum tax). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
The global minimum tax provisions (Pillar Two) resulting from the Organisation for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting project are effective beginning in 2024 and the impact of these provisions is included in our effective tax rate for 2024.
The lower effective tax rate for 2023, as compared to 2022, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income, a more favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs), partially offset by a higher net discrete tax expense in 2023, mainly related to changes to prior years’ tax positions. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
In 2022 and 2024, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, the 2022 income tax benefit was deferred to 2023 and 2024 and the 2024 income tax benefit was deferred to 2025 and 2026. A portion of the 2022 benefit was recognized during 2024. The remaining deferred benefit is included in Other current assets on our Consolidated Balance Sheets as of December 31, 2024 in the amount of $43 million.
72 |

B. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2024	2023
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$219	$72
Inventories	21	30
Capitalized research and development for tax	301	224
Identifiable intangible assets	(103)	(154)
Property, plant and equipment	(179)	(199)
Employee benefits	74	62
Restructuring and other charges	10	(1)
Legal and product liability reserves	14	12
Net operating loss/credit carryforwards	139	133
Unremitted earnings	(3)	(4)
All other	3	16
Subtotal	496	191
Valuation allowance	(123)	(131)
Net deferred tax asset/(liability)(a)(b)	$373	$60
(a)    The change in the total net deferred tax asset/(liability) from December 31, 2023 to December 31, 2024 is primarily attributable to an increase in deferred tax assets related to (i) prepaid/deferred items as a result of a prepayment from a related foreign entity in Belgium; and (ii) the capitalization and amortization of research and development costs for U.S. tax purposes, as well as a decrease in deferred tax liabilities related to identifiable intangible assets.
(b)    In 2024, included in Noncurrent deferred tax assets ($540 million) and Noncurrent deferred tax liabilities ($167 million). In 2023, included in Noncurrent deferred tax assets ($206 million) and Noncurrent deferred tax liabilities ($146 million).
We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign, U.S. federal, and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2025 to 2044.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2024 and 2023, a valuation allowance of $123 million and $131 million, respectively, has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non-U.S. subsidiaries. As of December 31, 2024, the cumulative amount of such undistributed earnings was approximately $8.5 billion, for which we have not provided U.S. and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses. Since these earnings are intended to be indefinitely reinvested overseas as of December 31, 2024, we cannot predict the time or manner of a potential repatriation. As such, other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Cuts and Jobs Act of 2017, it is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the unremitted earnings.
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
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2024, 2023 and 2022, we had approximately $214 million, $209 million and $192 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest and penalties. As of December 31, 2024, 2023 and 2022, we had approximately $1 million,
73 |

$0 million and $11 million, respectively, in assets associated with uncertain tax benefits recorded in Noncurrent deferred tax assets and Other noncurrent assets.
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
The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2024	2023	2022
Balance, January 1	$(209)	$(194)	$(189)
Increases based on tax positions taken during a prior period(a)	(1)	(27)	(20)
Decreases based on tax positions taken during a prior period(a)	—	20	9
Increases based on tax positions taken during the current period(a)	(7)	(13)	(4)
Settlements	1	—	7
Lapse in statute of limitations(a)	3	5	3
Balance, December 31(b)	$(213)	$(209)	$(194)
(a)    Primarily included in Provision for taxes on income.
(b)    In 2024, included in Other taxes payable ($213 million). In 2023, included in Other taxes payable ($209 million). In 2022, included in Noncurrent deferred tax assets and Other noncurrent assets ($2 million) and Other taxes payable ($192 million).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our Consolidated Statements of Income. We recorded net interest expense of $12 million, $10 million and $4 million in 2024, 2023 and 2022, respectively. Gross accrued interest totaled $37 million, $26 million and $16 million as of December 31, 2024, 2023 and 2022, respectively, and were included in Other taxes payable. As of December 31, 2024, 2023 and 2022, gross accrued penalties totaled $1 million, $1 million and $3 million, respectively, and were included in Other taxes payable.
Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the U.S. including various states, and foreign jurisdictions. The U.S. is one of our major tax jurisdictions, and we are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 through 2018. For U.S. state tax purposes, tax years 2017 through 2024 are open for examination. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report (RAR) for the adjustments identified in the NOPA and a protest was filed with the IRS on November 15, 2024. As of December 31, 2024, the additional tax liability, based on the income adjustment proposed by the IRS under the RAR, is approximately $450 million, excluding interest and penalties.
Based on current facts and circumstances, we disagree with the IRS' position and will defend our position taken on the 2018 U.S. Federal Income tax return. We believe the amount previously accrued related to this uncertain tax position remains appropriate, but we will continue to evaluate the adequacy of our tax reserve as the audit progresses. However, the outcome of the tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are not consistent with management's expectations, we could be required to adjust our provision for income taxes and this amount could be material to our financial statements.
In addition to the open audit years in the U.S., we have open audit years in other major foreign tax jurisdictions, such as Canada (2021-2024), Asia-Pacific (2015-2024, primarily reflecting Australia, China and Japan), Europe (2012-2024, primarily reflecting France, Germany, Italy, Spain and the U.K.) and Latin America (2016-2024, primarily reflecting Brazil and Mexico).
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
74 |

We were in compliance with all financial covenants as of December 31, 2024 and 2023. There were no amounts drawn under the credit facility as of December 31, 2024 and 2023.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2024, we had access to $50 million of lines of credit which expire at various times and are generally renewed annually. As of December 31, 2024 we had no borrowings outstanding related to these facilities and $3 million borrowings outstanding related to these facilities as of December 31, 2023.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2024 and 2023, there was no commercial paper outstanding under this program.
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
The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2024	2023
4.500% 2015 senior notes due 2025	$750	$750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(54)	(60)
Less current portion of long-term debt	1,350	—
Cumulative fair value adjustment for interest rate swap contracts	(26)	(26)
Long-term debt, net of discount and issuance costs	$5,220	$6,564
The fair value of our long-term debt was $6,097 million and $6,319 million as of December 31, 2024 and 2023, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The following table provides the principal amount of debt outstanding as of December 31, 2024 by scheduled maturity date. The table also provides the expected interest payments on these borrowings as of December 31, 2024.

						After
(MILLIONS OF DOLLARS)	2025	2026	2027	2028	2029	2029	Total
Maturities	$1,350	$—	$750	$500	$—	$4,050	$6,650
Interest payments	$272	$206	$206	$183	$164	$1,863	$2,894
Interest Expense
Interest expense, net of capitalized interest, was $225 million, $239 million and $221 million for 2024, 2023 and 2022, respectively. Capitalized interest expense was $39 million, $27 million and $21 million for 2024, 2023 and 2022, respectively.
75 |

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
•As of December 31, 2024, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of December 31, 2024, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during 2024 for changes in the fair value of these hedges are not material to our consolidated financial statements.
During the first quarter of 2023, we executed amendments to certain of our interest rate swap contract, which changed the floating rate index from LIBOR to SOFR. These amendments did not have a material impact on our consolidated financial statements.
76 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	As of December 31,
(MILLIONS)	2024	2023
Derivatives not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	$2,070	$1,948

Derivatives Designated as Hedging Instruments
Foreign exchange derivative instruments (in foreign currency):
Euro	800	650
Danish krone	475	600
Swiss franc	25	25

Forward-starting interest rate swaps	$300	$100

Fixed-to-floating interest rate swap contracts	$250	$250
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$18	$11
Foreign currency forward-exchange contracts	Other current liabilities	(6)	(11)
Total derivatives not designated as hedging instruments		12	—
Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other non-current assets	$26	$12
Foreign exchange derivative instruments	Other current assets	55	5
Foreign exchange derivative instruments	Other non-current assets	4	11
Foreign exchange derivative instruments	Other current liabilities	—	(20)
Foreign exchange derivative instruments	Other non-current liabilities	—	(1)
Fixed-to-floating interest rate swap contracts	Other non-current liabilities	(26)	(26)
Total derivatives designated as hedging instruments		59	(19)
Total derivatives		$71	$(19)

The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements either party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At December 31, 2024, there was $51 million of collateral received and $20 million posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2023, there was $13 million of collateral received and $33 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
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
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions - net, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023
Foreign currency forward-exchange contracts	$(11)	$(25)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023
Forward starting interest rate swap contracts	$11	$2
Foreign exchange derivative instruments	$44	$(23)
77 |

Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023
Foreign exchange derivative instruments	$17	$19
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Leases
We have facilities and vehicles under various non-cancellable operating leases with third parties and an equipment finance lease with a third party. The operating leases generally have remaining terms ranging from 1 to 14 years, inclusive of renewal options that are reasonably certain of exercise. The finance lease has a remaining term of 29 years.
Supplemental information for our lease portfolio is as follows:

		As of December 31,
(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)		2024	2023
Supplemental Balance Sheet information:
Operating lease right-of-use assets		$219	$230
Finance lease right of use assets (in Other noncurrent assets)		9	9
Total lease assets		$228	$239

Lease liabilities:
Operating lease liabilities - current (in Other current liabilities)		$51	$48
Finance lease liabilities - current (in Other current liabilities)		1	1
Operating lease liabilities - noncurrent		174	188
Finance lease liabilities - noncurrent (in Other noncurrent liabilities)		7	8
Total lease liabilities		$233	$245

Weighted-average remaining lease term—operating leases (years)		6.57	7.26
Weighted-average remaining lease term—finance leases (years)		29.19	30.27
Weighted-average discount rate—operating leases		3.65%	3.41%
Weighted-average discount rate—finance leases		4.97%	4.99%

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Supplemental Income Statement information for operating leases:
Operating lease expense	$59	$56	$51
Variable lease costs	18	20	12
Short-term lease costs not included in the measurement of lease liabilities	13	11	12

Supplemental Income Statement information for finance leases:
Amortization of right-of-use assets	1	1	—
Total lease costs	$91	$88	$75

Supplemental Cash Flow information for leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$61	$57	$51
Financing cash flows – finance leases	1	—	—
Lease obligations obtained in exchange for right-of-use assets - operating (non-cash)	46	73	99
Lease obligations obtained in exchange for right-of-use assets – finance (non-cash)	—	9	—
78 |

Future minimum lease payments under non-cancellable lease contracts as of December 31, 2024 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2025	2026	2027	2028	2029	2029	Payments	Interest	Total
Operating leases	$59	$50	$39	$29	$18	$63	$258	$(33)	$225
Finance leases	$1	$1	$1	$1	$1	$7	$12	$(4)	$8
11. Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2024	2023
Finished goods	$996	$1,147
Work-in-process	933	966
Raw materials and supplies	377	451
Inventories	$2,306	$2,564
12. Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2024	2023
Land	—	$28	$25
Buildings	33	1,292	1,316
Machinery, equipment and fixtures	3 - 20	3,353	3,372
Construction-in-progress	—	1,353	1,085
		6,026	5,798
Less: Accumulated depreciation		2,635	2,594
Property, plant and equipment		$3,391	$3,204
Depreciation expense was $327 million in 2024, $306 million in 2023 and $272 million in 2022.
13. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2022	$1,485	$1,261	$2,746
Additions(a)	24	14	38
Transfers/Adjustments(b)	25	(34)	(9)
Other(c)	(2)	(14)	(16)
Balance, December 31, 2023	$1,532	$1,227	$2,759
Other(c)	(17)	(18)	(35)
Balance, December 31, 2024	$1,515	$1,209	$2,724
(a)     Primarily relates to the acquisitions of PetMedix and adivo. See Note 5. Acquisitions and Divestitures.
(b)     Primarily relates to asset transfers from international markets to the U.S.
(c)     Includes adjustments for foreign currency translation.
For 2024, also includes adjustments for the derecognition of goodwill of $24 million related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets. See Note 5. Acquisitions and Divestitures.
For 2023, also includes the sale of a majority interest in our pet insurance business within our U.S. segment.
The gross goodwill balance was $3,260 million as of December 31, 2024 and $3,295 million as of December 31, 2023. Accumulated goodwill impairment losses were $536 million as of December 31, 2024 and 2023.
79 |

B. Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2024			As of December 31, 2023
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights(a)	$1,891	$(1,175)	$716	$1,986	$(1,101)	$885
Brands and tradenames(a)	367	(246)	121	383	(246)	137
Other	278	(197)	81	270	(190)	80
Total finite-lived intangible assets	2,536	(1,618)	918	2,639	(1,537)	1,102
Indefinite-lived intangible assets:
Brands and tradenames(a)	66	—	66	88	—	88
In-process research and development	136	—	136	141	—	141
Product rights	7	—	7	7	—	7
Total indefinite-lived intangible assets	209	—	209	236	—	236
Identifiable intangible assets	$2,745	$(1,618)	$1,127	$2,875	$(1,537)	$1,338
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
C. Amortization
The weighted average life of our total finite-lived intangible assets is approximately 8.2 years. Total amortization expense for finite-lived intangible assets was $170 million in 2024, $185 million in 2023 and $193 million in 2022.
The annual amortization expense expected for the years 2025 through 2029 is as follows:

(MILLIONS OF DOLLARS)	2025	2026	2027	2028	2029
Amortization expense	$154	$147	$143	$114	$77
80 |

14. Benefit Plans
Pension expense associated with the U.S. and certain significant international locations totaled $7 million in 2024, $6 million in 2023 and $12 million in 2022.
A.    International Pension Plans
Information about the dedicated pension plans is provided in the tables below.
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023
Change in benefit obligation:
Projected benefit obligation, beginning	$129	$122
Service cost	5	5
Interest cost	5	5
Changes in actuarial assumptions and other	9	(4)
Settlements and curtailments	(2)	—
Benefits paid	(4)	(3)
Adjustments for foreign currency translation	(5)	5
Other––net	(1)	(1)
Benefit obligation, ending	136	129
Change in plan assets:
Fair value of plan assets, beginning	86	78
Actual return on plan assets	12	3
Company contributions	6	6
Settlements and curtailments	(3)	—
Benefits paid	(4)	(3)
Adjustments for foreign currency translation	(3)	2
Other––net	—	—
Fair value of plan assets, ending	94	86
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(42)	$(43)
(a) Included in Other noncurrent liabilities.
Changes in the benefit obligation resulted in a net loss of $9 million in 2024 and a net gain of $4 million in 2023.
Actuarial gains were $3 million ($2 million, net of tax) at December 31, 2024 and $4 million ($4 million, net of tax) at December 31, 2023. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive loss. The actuarial losses will be amortized into net periodic benefit costs over an average period of 9.8 years.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2024	2023
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$9	$8
Accumulated benefit obligation	50	45
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	9	64
Projected benefit obligation	55	109
81 |

Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Service cost	$5	$5	$6
Interest cost	5	5	2
Expected return on plan assets	(4)	(4)	(3)
Amortization of net losses	—	—	1
Settlement and curtailments (gains) / losses	1	—	—
Net periodic benefit cost	$7	$6	$6
Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2024	2023	2022
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.5%	4.2%	3.7%
Rate of compensation increase	3.5%	3.6%	3.5%
Cash balance credit interest rate	1.7%	1.6%	1.7%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	4.2%	3.7%	1.4%
Expected return on plan assets	4.6%	4.7%	3.3%
Rate of compensation increase	3.6%	3.5%	3.4%
Cash balance credit interest rate	1.6%	1.7%	1.5%
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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2024	2023
Cash and cash equivalents	$1	$1
Equity securities: Equity commingled funds	37	34
Debt securities: Government bonds	46	40
Other investments	10	11
Total(a)	$94	$86
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
82 |

The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2024	2024	2023
Cash and cash equivalents	0-10%	1.4%	1.7%
Equity securities	0-60%	39.2%	39.4%
Debt securities	15-100%	48.4%	46.9%
Other investments	0-100%	11.0%	12.0%
Total	100%	100%	100%
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
We expect to contribute approximately $6 million to our dedicated pension plans in 2025. Benefit payments are expected to be approximately $6 million for 2025, $10 million for 2026, $7 million for 2027, $6 million for 2028 and $13 million for 2029. Benefit payments are expected to be approximately $51 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2025 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
B.    Postretirement Plans
Postretirement benefit expense associated with these U.S. retiree medical plans totaled $0 million per year in 2024 and 2023, and $4 million in 2022.
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
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the ZSP, totaled $79 million in 2024, $69 million in 2023 and $57 million in 2022.
Employees in the U.S. who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost/(benefit) of the supplemental savings plan was $3 million in 2024, $11 million in 2023 and $(9) million in 2022. Benefit payments for this plan are expected to be approximately $5 million in 2025 and $43 million thereafter.
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
Thirty million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2024, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 13 million shares.
83 |

A. Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022
Stock options / stock appreciation rights	$11	$8	$10
RSUs / DSUs	42	37	34
PSUs	21	15	18
Share-based compensation expense—total(a)	$74	$60	$62
Tax benefit for share-based compensation expense	(9)	(8)	(8)
Share-based compensation expense, net of tax	$65	$52	$54
(a)    For each of the years ended December 31, 2024, 2023 and 2022, we capitalized up to $1 million of share-based compensation expense to inventory.
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
Eligible employees may receive Zoetis stock option awards. Zoetis stock option awards granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years while stock option awards granted in and after 2023 are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years.
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield(a)	0.87%	0.92%	0.64%
Risk-free interest rate(b)	4.06%	3.84%	1.81%
Expected stock price volatility(c)	26.99%	28.63%	27.64%
Expected term(d) (years)	4.1	4.2	4.9
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
The following table provides an analysis of stock option activity for the year ended December 31, 2024:

			Weighted-Average Remaining Contractual Term
				Aggregate Intrinsic Value(a)
		Weighted-Average
	Shares	Exercise Price	(Years)	(Millions)
Outstanding, December 31, 2023	1,526,502	$119.13
Granted	276,086	195.49
Exercised	(315,736)	64.82
Forfeited	(38,903)	182.58
Outstanding, December 31, 2024	1,447,949	$143.83	6.0	$43,065,332
Exercisable, December 31, 2024	846,647	$112.36	4.4	$42,923,962
(a)    Market price of underlying Zoetis common stock less exercise price.
As of December 31, 2024, there was approximately $11 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of eight months.
84 |

The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2024	2023	2022
Weighted-average grant date fair value per stock option	$50.77	$43.56	$51.13
Aggregate intrinsic value on exercise	40	81	31
Cash received upon exercise	20	42	15
Tax benefits realized related to exercise	17	17	19
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
RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. Zoetis RSUs granted prior to 2023 generally vest after three years of continuous service from the grant date while RSUs granted in and after 2023 are subject to graded vesting over three years. These values are amortized on a straight-line basis over the vest terms.
The following table provides an analysis of RSU activity for the year ended December 31, 2024:

		Weighted-Average
	RSUs	Grant Date Fair Value
Nonvested, December 31, 2023	655,851	$173.49
Granted	256,149	194.75
Vested	(324,151)	165.08
Reinvested dividend equivalents	6,288	182.21
Forfeited	(38,031)	182.84
Nonvested, December 31, 2024	556,106	$187.61
As of December 31, 2024, there was approximately $45 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of eight months.
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
For the years ended December 31, 2024 and 2023, there were no DSUs granted. As of December 31, 2024 and 2023, there were 66,318 and 65,654 DSUs outstanding, respectively, including dividend equivalents.
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
PSUs are accounted for using a Monte Carlo simulation model. The units underlying the PSUs will be earned and vested over a three-year performance period, based upon the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 index at the start of the performance period, excluding companies that during the performance period are acquired or are no longer publicly traded (Relative TSR). The weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies, which were 26.2% and 30.6%, respectively, in 2024, and 38.1% and 40.9%, respectively, in 2023. Depending on the company’s Relative TSR performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of
85 |

units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term.
The following table provides an analysis of PSU activity for the year ended December 31, 2024:

		Weighted-Average
	PSUs	Grant Date Fair Value
Nonvested, December 31, 2023	251,780	$228.99
Granted	101,099	268.71
Vested	(82,688)	213.05
Reinvested dividend equivalents	2,742	243.86
Forfeited	(16,366)	248.41
Nonvested, December 31, 2024	256,567	$248.68
Shares issued, December 31, 2024	78,230	$208.87
As of December 31, 2024, there was approximately $27 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 1.2 years.
F. Other Equity-Based or Cash-Based Awards
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.
16. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In December 2021, our Board of Directors authorized a $3.5 billion multi-year share repurchase program. This program was completed as of December 31, 2024. In August 2024, our Board of Directors authorized a new multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of December 31, 2024, there was $5.6 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation Adjustments		Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Other Currency	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	(Losses)/Gains	Loss
Balance, December 31, 2021	$4	$5	$(756)	$(17)	$(764)
Other comprehensive gain/(loss), net of tax	86	36	(188)	13	(53)
Balance, December 31, 2022	90	41	(944)	(4)	(817)
Other comprehensive (loss)/gain, net of tax	(5)	(23)	—	6	(22)
Balance, December 31, 2023	85	18	(944)	2	(839)
Other comprehensive gain/(loss), net of tax	4	44	(147)	(2)	(101)
Balance, December 31, 2024	$89	$62	$(1,091)	$—	$(940)
17. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2024	2023	2022
Numerator
Net income before allocation to noncontrolling interests	$2,496	$2,340	$2,111
Less: net income/(loss) attributable to noncontrolling interests	10	(4)	(3)
Net income attributable to Zoetis Inc.	$2,486	$2,344	$2,114
Denominator
Weighted-average common shares outstanding	454.200	461.172	468.891
Common stock equivalents: stock options, RSUs, DSUs and PSUs	0.648	1.097	1.494
Weighted-average common and potential dilutive shares outstanding	454.848	462.269	470.385
Earnings per share attributable to Zoetis Inc. stockholders—basic	$5.47	$5.08	$4.51
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$5.47	$5.07	$4.49
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the years ended December 31, 2024, 2023 and 2022.
86 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On
87 |

September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Phase II testing began the week of October 14, 2024, and the consultant will provide a report upon completion of the testing.
Belgium Excess Profit Tax Regime
On February 14, 2019, the General Court of the European Union (General Court) annulled the January 11, 2016 decision of the European Commission (EC) that selective tax advantages granted by Belgium under its “excess profit” tax scheme constitute illegal state aid. As a result of the 2016 decision, the company recorded a net tax charge of approximately $35 million in the first half of 2016. After several appeals and judgements, on September 20, 2023, the General Court confirmed the decision of the EC that the Belgium excess profit tax scheme constitutes illegal state aid. We have filed an appeal of the General Court’s decision. The company has not reflected any potential benefits in its consolidated financial statements as a result of the 2019 annulment. We will continue to monitor the developments of the appeal and its ultimate resolution.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2024, recorded amounts for the estimated fair value of these indemnifications were not material.
C. Purchase Commitments
As of December 31, 2024, we have agreements totaling $512 million to purchase goods and services, as well as commitments for capital expenditures, that are enforceable and legally binding and include amounts relating to contract manufacturing, information technology services and site acquisitions deemed reasonably likely to occur. Payments for these obligations are expected to be approximately $210 million in 2025 and $302 million thereafter.
19. Segment Information
A. Segment Information
We manage our operations through two geographic regions. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical and animal health diagnostics, for both companion animal and livestock customers.
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, and, as a result, our major product categories no longer include the category of medicated feed additives. See Note 5. Acquisitions and Divestitures.
Operating Segments
Our operating segments are the U.S. and International. The chief operating decision maker (CODM), our Chief Executive Officer and Chief Financial Officer, uses the information provided to compare segment performance with segment resource requests and allocates human and capital resources based on segment’s actual results and expected future results.
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
•    Certain transactions and events such as (i) Purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) Acquisition and divestiture-related activities, where we incur costs associated with acquiring and integrating newly acquired businesses, such as transaction costs and integration costs as well as divestiture-related costs; and (iii) Certain significant items, which comprise substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis, such as restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives that are not associated with an acquisition, certain asset impairment charges, certain legal and commercial settlements and the impact of divestiture-related gains and losses.
•Other unallocated includes (i) certain overhead expenses associated with our global manufacturing operations not charged to our operating segments; (ii) certain costs associated with finance that specifically support our global manufacturing operations; (iii) certain supply chain and global logistics costs; and (iv) certain procurement costs.
Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $14.2 billion and $14.3 billion at December 31, 2024 and 2023, respectively.
88 |

Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2024	2023	2022	2024	2023	2022
U.S.
Revenue	$5,074	$4,555	$4,313
Cost of Sales	936	900	803
Gross Profit	4,138	3,655	3,510
Gross Margin	81.6%	80.2%	81.4%
Operating expenses(b)	805	786	765
Other (income)/deductions-net	(3)	6	(18)
U.S. Earnings	3,336	2,863	2,763	$85	$80	$55
International
Revenue(c)	4,102	3,911	3,681
Cost of Sales	1,312	1,234	1,083
Gross Profit	2,790	2,677	2,598
Gross Margin	68.0%	68.4%	70.6%
Operating expenses(b)	671	638	611
Other (income)/deductions-net	1	2	(3)
International Earnings	2,118	2,037	1,990	96	92	86
Total operating segments	5,454	4,900	4,753	181	172	141
Other business activities	(562)	(496)	(424)	43	33	28
Reconciling Items:
Corporate	(1,213)	(1,042)	(1,073)	128	128	132
Purchase accounting adjustments	(140)	(159)	(160)	140	153	159
Acquisition and divestiture-related costs	(18)	(9)	(5)	—	—	—
Certain significant items(d)	(79)	33	(56)	—	—	—
Other unallocated	(309)	(291)	(379)	5	5	5
Total Earnings(e)	$3,133	$2,936	$2,656	$497	$491	$465
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, advertising and promotions, other marketing expenses, and freight and logistics costs.
(c) Revenue denominated in euros was $937 million in 2024, $853 million in 2023 and $774 million in 2022.
(d)    For 2024, certain significant items primarily consisted of employee termination costs related to organizational structure refinements, a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as asset impairment charges related to our aquaculture business, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
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
(e)    Defined as income before provision for taxes on income.
B. Geographic Information
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2024	2023
U.S.	$2,249	$2,092
International	1,142	1,112
Property, plant and equipment, less accumulated depreciation	$3,391	$3,204
89 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2024
Allowance for doubtful accounts	$18	$3	$(3)	$18

Year Ended December 31, 2023
Allowance for doubtful accounts	$19	$—	$(1)	$18

Year Ended December 31, 2022
Allowance for doubtful accounts	$17	$4	$(2)	$19

90 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2024, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
91 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2025 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller, and our Board of Directors, is incorporated by reference from the discussions under the heading Corporate Governance at Zoetis in our 2025 Proxy Statement. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the Investor Relations section of our website at www.zoetis.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report on Form 10-K. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2025 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2025 Proxy Statement. Information about our insider trading policies and procedures is incorporated by reference from the discussion under the heading Insider Trading Policy in our 2025 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2025 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties and our policies and procedures in relation to such transactions is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2025 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2024 and 2023, is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2025 in our 2025 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2025 in our 2025 Proxy Statement.
92 |

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

93 |

EXHIBITS
The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 23, 2024 (File No. 001-35797))
Exhibit 3.2	Amended and Restated By-laws of the Registrant, (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 19, 2023 (File No. 001-35797))
Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Zoetis Inc.'s Annual Report on Form 10-K
filed on February 15, 2022 (File No. 001-35797))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Fourth Supplemental Indenture, dated August 20, 2018, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.7	Fifth Supplemental Indenture, dated May 12, 2020, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.'s Current Report on Form 8-K filed on May 12, 2020
(File No. 001-35797))
Exhibit 4.8	Sixth Supplemental Indenture, dated November 16, 2022, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as
trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on November 16, 2022
(File No. 001-35797))
Exhibit 4.9	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on
Form 8-K filed on November 13, 2015 (File No. 001-35797))
Exhibit 4.10	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.11	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.12	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.13	Form of 3.900% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.14	Form of 4.450% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.15	Form of 2.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.16	Form of 3.000% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.17	Form of 5.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to Zoetis Inc.’s Current Report on Form 8-K
filed on November 16, 2022 (File No. 001-35797))
94 |

Exhibit 4.18	Form of 5.600% Senior Notes due 2032 (incorporated by reference to Exhibit 4.4 to Zoetis Inc.’s Current Report on Form 8-K
filed on November 16, 2022 (File No. 001-35797))
Exhibit 4.19	Description of the Registrant’s Securities†
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Pfizer Inc. 2004 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.6 of Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))*
Exhibit 10.4	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.5	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.6	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.7	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.8	Zoetis Inc. 2013 Equity and Incentive Plan, as amended and restated as of May 19, 2022 (incorporated by reference to Exhibit
10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022 (File No. 001-35797))*
Exhibit 10.9	Revolving Credit Agreement, dated as of December 21, 2022, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2022 (File No. 001-35797))
Exhibit 10.10	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc's registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.11	Form of Restricted Stock Unit Award agreement (incorporated by reference to Exhibit 10.21 to Zoetis Inc.’s 2012 Annual
Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.12	Form of Stock Option Award agreement (incorporated by reference to Exhibit 10.22 to Zoetis Inc.’s 2012 Annual Report
on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.13	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.14	Form of Cash Award agreement (incorporated by reference to Exhibit 10.24 to Zoetis Inc.’s 2012 Annual Report on
Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.15	Form of Performance Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.1 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.16	Form of Restricted Stock Unit Award Agreement, effective as of February 27, 2015 (incorporated by reference to
Exhibit 99.2 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.17	Form of Stock Option Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.3 to Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.18	Form of Cash Award Agreement, effective as of February 27, 2015 (incorporated by reference to Exhibit 99.4 to
Zoetis Inc.’s Current Report on Form 8-K filed on March 4, 2015 (File No. 001-35797))*
Exhibit 10.19	Zoetis Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2018 (File No. 001-35797))*
Exhibit 10.20	Zoetis Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q
filed on August 14, 2013 (File No. 001-35797))*
95 |

Exhibit 10.21	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.22	Amendment No. 1 to Zoetis Supplemental Savings Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.24 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.23	Zoetis Equity Deferral Plan, effective November 1, 2014 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.24	Amendment No. 1 to Zoetis Equity Deferral Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.26 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.25	Letter Agreement dated as of October 2, 2019, by and between Juan Ramón Alaix and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on October 3, 2019 (File No. 001-35797))
Exhibit 10.26	Letter Agreement dated as of December 9, 2019, by and between Clinton A. Lewis, Jr. and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on December 12, 2019 (File No. 001-35797))
Exhibit 10.27	Offer Letter, dated as of May 6, 2021, by and between Wetteny Joseph and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on May 11, 2021 (File No. 001-35797))*
Exhibit 10.28	Amendment No. 2 to Zoetis Supplemental Savings Plan effective May 15, 2021 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-35797))*
Exhibit 10.29	Form of Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.30	Form of Stock Option Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.31	Form of Performance Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit
10.3 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.32	Form of Cash Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.33	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.34	Form of Restricted Stock Unit Award Agreement, effective as of December 8, 2022 (incorporated by reference to Exhibit 10.36 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.35	Form of Stock Option Award Agreement, effective as of December 8, 2022 (incorporated by reference to Exhibit 10.37 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.36	Form of Performance Restricted Stock Unit Award Agreement, effective as of December 8, 2022 (incorporated by reference to
Exhibit 10.38 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.37	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of February 8, 2023 (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Quarterly Report on Form 10Q filed on May 4, 2023 (File No 001-35797))*
Exhibit 10.38	Form of Cash Restricted Stock Unit Award Agreement, effective as of February 8, 2023 (incorporated by reference to
Exhibit 10.2 to Zoetis Inc.'s Quarterly Report on Form 10Q filed on May 4, 2023 (File No 001-35797))*
Exhibit 10.39	Form of Performance Restricted Stock Unit Award Agreement (Revenue), effective as of February 5, 2025*†
Exhibit 10.40	Letter Agreement dated as of May 20, 2024, by and between Heidi C. Chen and Zoetis Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on May 24, 2024 (File No 001-35797))*
Exhibit 10.41	Form of Performance Restricted Stock Unit Award Agreement (Relative TSR), effective as of February 5, 2025*†
Exhibit 10.42	Zoetis Inc. 2013 Equity and Incentive Plan, as amended and restated as of May 19, 2022 – Sub-Plan for UK Employees *†
Exhibit 19	Zoetis Inc. Insider Trading and Protection of Material Nonpublic Information Policy†
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
96 |

Sarbanes-Oxley Act of 2002 ††
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
Exhibit 97	Zoetis Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Zoetis Inc.’s Annual Report on Form 10-K
filed on February 13, 2024 (File No 001-35797))
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith
*	Management contracts or compensatory plans or arrangements
97 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoetis Inc.
Dated: February 13, 2025	By:	/S/ KRISTIN C. PECK
Kristin C. Peck Chief Executive Officer and Director
We, the undersigned directors and officers of Zoetis Inc., hereby severally constitute Kristin C. Peck and Roxanne Lagano, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ KRISTIN C. PECK	Chief Executive Officer and Director	February 13, 2025
Kristin C. Peck	(Principal Executive Officer)

/S/ WETTENY JOSEPH	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2025
Wetteny Joseph

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 13, 2025
Michael B. McCallister

/S/ PAUL M. BISARO	Director	February 13, 2025
Paul M. Bisaro

/S/ VANESSA BROADHURST	Director	February 13, 2025
Vanessa Broadhurst

/S/ FRANK A. D'AMELIO	Director	February 13, 2025
Frank A. D’Amelio

/S/ GAVIN D.K. HATTERSLEY	Director	February 13, 2025
Gavin D.K. Hattersley

/S/ SANJAY KHOSLA	Director	February 13, 2025
Sanjay Khosla

/S/ ANTOINETTE R. LEATHERBERRY	Director	February 13, 2025
Antoinette R. Leatherberry

/S/ GREGORY NORDEN	Director	February 13, 2025
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 13, 2025
Louise M. Parent

/S/ WILLIE M. REED	Director	February 13, 2025
Willie M. Reed

/S/ ROBERT W. SCULLY	Director	February 13, 2025
Robert W. Scully

98 |