Form 10-Q
period 2025-03-31
Zoetis Inc.
filed 2025-05-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2025, there were 445,208,053 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2025	2024
Revenue	$2,220	$2,190
Costs and expenses:
Cost of sales	622	643
Selling, general and administrative expenses	563	547
Research and development expenses	157	162
Amortization of intangible assets	32	37
Restructuring charges and certain acquisition and divestiture-related costs	—	4
Interest expense, net of capitalized interest	54	58
Other (income)/deductions—net	(18)	(8)
Income before provision for taxes on income	810	747
Provision for taxes on income	179	148
Net income before allocation to noncontrolling interests	631	599
Less: Net income/(loss) attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$631	$599
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.41	$1.31
Diluted	$1.41	$1.31
Weighted-average common shares outstanding:
Basic	447.6	458.0
Diluted	448.0	458.8
Dividends declared per common share	$0.500	$0.432

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Net income before allocation to noncontrolling interests	$631	$599
Other comprehensive loss, net of tax(a):
Unrealized losses on derivatives for cash flow hedges, net of tax of $(4) and $0 for the three months ended March 31, 2025 and 2024, respectively	(13)	—
Unrealized (losses)/gains on derivatives for net investment hedges, net of tax of $(10) and $5 for the three months ended March 31, 2025 and 2024, respectively	(33)	16
Foreign currency translation adjustments	(31)	(18)
Total other comprehensive loss, net of tax	(77)	(2)
Comprehensive income before allocation to noncontrolling interests	554	597
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—
Comprehensive income attributable to Zoetis Inc.	$554	$597
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,721	$1,987
Accounts receivable, less allowance for doubtful accounts of $19 in 2025 and $18 in 2024	1,361	1,316
Inventories	2,365	2,306
Other current assets	430	377
Total current assets	5,877	5,986
Property, plant and equipment, less accumulated depreciation of $2,697 in 2025 and $2,635 in 2024	3,441	3,391
Operating lease right-of-use assets	220	219
Goodwill	2,716	2,724
Identifiable intangible assets, less accumulated amortization	1,082	1,127
Noncurrent deferred tax assets	530	540
Other noncurrent assets	232	250
Total assets	$14,098	$14,237

Liabilities and Equity
Current portion of long-term debt	$1,350	$1,350
Accounts payable	420	433
Dividends payable	224	224
Accrued expenses	772	746
Accrued compensation and related items	291	441
Income taxes payable	211	93
Other current liabilities	117	125
Total current liabilities	3,385	3,412
Long-term debt, net of discount and issuance costs	5,227	5,220
Noncurrent deferred tax liabilities	161	167
Operating lease liabilities	173	174
Other taxes payable	277	272
Other noncurrent liabilities	220	222
Total liabilities	9,443	9,467
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 446,040,205 and 448,743,073 shares outstanding at March 31, 2025, and December 31, 2024, respectively	5	5
Treasury stock, at cost, 55,851,038 and 53,418,170 shares of common stock at March 31, 2025 and December 31, 2024, respectively	(7,888)	(7,445)
Additional paid-in capital	1,180	1,182
Retained earnings	12,375	11,968
Accumulated other comprehensive loss	(1,017)	(940)
Total Zoetis Inc. equity	4,655	4,770
Equity attributable to noncontrolling interests	—	—
Total equity	4,655	4,770
Total liabilities and equity	$14,098	$14,237
(a) As of March 31, 2025 and December 31, 2024, includes $1 million and $2 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended March 31, 2025
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2024	501.9	$5	53.4	$(7,445)	$1,182	$11,968	$(940)	$—	$4,770
Net income	—	—	—	—	—	631	—	—	631
Other comprehensive loss	—	—	—	—	—	—	(77)	—	(77)
Share-based compensation awards (a)	—	—	(0.3)	4	(2)	—	—	—	2
Treasury stock acquired (b)	—	—	2.7	(447)	—	—	—	—	(447)
Dividends declared	—	—	—	—	—	(224)	—	—	(224)
Balance, March 31, 2025	501.9	$5	55.8	$(7,888)	$1,180	$12,375	$(1,017)	$—	$4,655

Three months ended March 31, 2024
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
Net income	—	—	—	—	—	599	—	—	599
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation awards (a)	—	—	(0.4)	11	(7)	—	—	—	4
Treasury stock acquired (b)	—	—	1.8	(342)	—	—	—	—	(342)
Dividends declared	—	—	—	—	—	(198)	—	—	(198)
Balance, March 31, 2024	501.9	$5	44.9	$(5,928)	$1,126	$10,696	$(841)	$(6)	$5,052

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Operating Activities
Net income before allocation to noncontrolling interests	$631	$599
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	119	126
Share-based compensation expense	17	18
Asset write-offs and asset impairments	2	2
Provision for losses on inventory	18	17
Deferred taxes	19	(43)
Other non-cash adjustments	(2)	(3)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(53)	(12)
Inventories	(85)	(98)
Other assets	(50)	(9)
Accounts payable	(12)	(3)
Other liabilities	(140)	(125)
Other tax accounts, net	123	126
Net cash provided by operating activities	587	595
Investing Activities
Capital expenditures	(149)	(140)
Purchase of investments	(3)	(1)
(Payments of)/proceeds from derivative instrument activity, net	(24)	10
Net proceeds from sale of assets	—	1
Other investing activities	1	(1)
Net cash used in investing activities	(175)	(131)
Financing Activities
Increase in short-term borrowings, net	—	21
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(9)	(8)
Purchases of treasury stock, including excise taxes paid	(443)	(339)
Cash dividends paid	(224)	(198)
Other financing activities	(1)	—
Net cash used in financing activities	(677)	(524)
Effect of exchange-rate changes on cash and cash equivalents	(1)	(6)
Net decrease in cash and cash equivalents	(266)	(66)
Cash and cash equivalents at beginning of period	1,987	2,041
Cash and cash equivalents at end of period	$1,721	$1,975
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$47	$59
Interest, net of capitalized interest	68	68
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	16	15
Financing cash flows - finance leases	2	—
Non-cash transactions:
Capital expenditures	3	3
Excise tax accrued on net share repurchases, not paid	4	3
Lease obligations obtained in exchange for right-of-use assets - operating	7	8
Lease obligations obtained in exchange for right-of-use assets - finance	1	—
Dividends declared, not paid	224	198
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
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America. Our products are sold in more than 100 countries, including developed and emerging markets. We have a diversified business, marketing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, poultry, swine, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical and animal health diagnostics. On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, and, as a result, our major product categories no longer include the category of medicated feed additives. See Note 5. Divestitures.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three months ended February 28, 2025 and February 29, 2024.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2024 Annual Report on Form 10-K.
In the third quarter of 2024, we concluded that we were no longer the primary beneficiary of a variable interest entity (VIE) that was previously consolidated. The effects of the deconsolidation were not material to the condensed consolidated financial statements.
3. Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax disclosures. The new guidance requires standardized categories for the effective tax rate reconciliation, disaggregation of income taxes paid and other income tax-related disclosures. This update is effective for fiscal years beginning after December 15, 2024. We adopted this guidance as of January 1, 2025, which will result in additional disclosures in the notes to our annual consolidated financial statements.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our notes to the condensed consolidated financial statements.
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
Over the course of our history, we have focused on developing a diverse portfolio of animal health products, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We refer to all different brands of a particular product, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock, within each of our major product categories.
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, and, as a result, our major product categories no longer include the category of medicated feed additives. See Note 5. Divestitures.
6 |

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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
United States	$1,183	$1,163
Australia	75	73
Brazil	88	101
Canada	67	61
Chile	34	31
China	60	76
France	40	41
Germany	51	51
Italy	29	28
Japan	36	37
Mexico	37	44
Spain	33	32
United Kingdom	77	77
Other developed markets	133	127
Other emerging markets	248	228
	2,191	2,170
Contract manufacturing & human health	29	20
Total Revenue	$2,220	$2,190

7 |

Revenue by major species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
U.S.
Companion animal	$973	$898
Livestock	210	265
	1,183	1,163
International
Companion animal	573	552
Livestock	435	455
	1,008	1,007
Total
Companion animal	1,546	1,450
Livestock	645	720
Contract manufacturing & human health	29	20
Total Revenue	$2,220	$2,190
Revenue by species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Companion Animal:
Dogs and Cats	$1,481	$1,384
Horses	65	66
	1,546	1,450
Livestock:
Cattle	358	391
Swine	111	127
Poultry	106	139
Fish	53	45
Sheep and other	17	18
	645	720
Contract manufacturing & human health	29	20
Total Revenue	$2,220	$2,190
Revenue by major product category

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Parasiticides	$562	$504
Vaccines	447	452
Dermatology	390	363
Anti-infectives	249	281
Pain and sedation	210	194
Other pharmaceutical	159	156
Animal health diagnostics	103	82
Other non-pharmaceutical	66	61
Medicated feed additives	5	77
	2,191	2,170
Contract manufacturing & human health	29	20
Total Revenue	$2,220	$2,190
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2024 and 2023, and subsequently recognized as revenue during each of the first three months of 2025 and 2024 were $4 million and $2 million, respectively. Contract liabilities as of March 31, 2025 and December 31, 2024 were $17 million and $18 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2025 is not material.

8 |

5. Divestitures
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and divestitures are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Restructuring charges and certain acquisition and divestiture-related costs:
Restructuring charges, net(a):
Employee termination costs, net	$—	$4
Total Restructuring charges and certain acquisition and divestiture-related costs	$—	$4
(a) The restructuring charges for the three months ended March 31, 2024 primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
The change in our restructuring accrual is as follows:

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2024(a)	$28
Utilization and other(b)	(8)
Balance, March 31, 2025(a)	$20
(a)     At March 31, 2025 and December 31, 2024, included in Accrued expenses ($18 million and $26 million, respectively) and Other noncurrent liabilities ($2 million).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Interest income	$(23)	$(32)
Foreign currency loss(a)	8	19
Other, net	(3)	5
Other (income)/deductions—net	$(18)	$(8)
(a) Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
A. Taxes on Income
Our effective tax rate was 22.1% and 19.8% for the three months ended March 31, 2025 and 2024, respectively. The higher effective tax rate for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was primarily attributable to higher net discrete tax expenses, less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs) and a lower benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
In 2024, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2025 and 2026. A portion of this benefit was recognized during the three months ended March 31, 2025.

9 |

B. Deferred Taxes
As of March 31, 2025, the total net deferred income tax asset of $369 million is included in Noncurrent deferred tax assets ($530 million) and Noncurrent deferred tax liabilities ($161 million).
As of December 31, 2024, the total net deferred income tax asset of $373 million is included in Noncurrent deferred tax assets ($540 million) and Noncurrent deferred tax liabilities ($167 million).
C. Tax Contingencies
Uncertain Tax Positions
As of March 31, 2025, the net tax liabilities associated with uncertain tax positions of $215 million (exclusive of interest and penalties related to uncertain tax positions of $41 million) are included in Other taxes payable.
As of December 31, 2024, the net tax liabilities associated with uncertain tax positions of $213 million (exclusive of interest and penalties related to uncertain tax positions of $38 million) are included in Other taxes payable.
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
Status of Tax Audits and Potential Impact on Accrual for Uncertain Tax Positions
We are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 and 2018. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report (RAR) for the adjustments identified in the NOPA and a protest was filed with the IRS on November 15, 2024. As of March 31, 2025, the additional tax liability, based on the income adjustment proposed by the IRS under the RAR, is approximately $450 million, excluding interest and penalties.
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
We were in compliance with all financial covenants as of March 31, 2025 and December 31, 2024. There were no amounts drawn under the credit facility as of March 31, 2025 or December 31, 2024.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2025, we had access to $51 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2025 and December 31, 2024.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2025 and December 31, 2024, there was no commercial paper outstanding under this program.
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

10 |

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
The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
4.500% 2015 senior notes due 2025	$750	$750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(52)	(54)
Less current portion of long-term debt	1,350	1,350
Cumulative fair value adjustment for interest rate swap contracts	(21)	(26)
Long-term debt, net of discount and issuance costs	$5,227	$5,220
The fair value of our long-term debt was $6,186 million and $6,097 million as of March 31, 2025 and December 31, 2024, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).
The following table provides the principal amount of debt outstanding, as of March 31, 2025, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2025	2026	2027	2028	2029	2029	Total
Maturities	$1,350	$—	$750	$500	$—	$4,050	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $54 million and $58 million for the three months ended March 31, 2025 and 2024 respectively. Capitalized interest expense was $11 million and $8 million for the three months ended March 31, 2025, and 2024, respectively.
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
•As of March 31, 2025, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of March 31, 2025, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three months ended March 31, 2025 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	March 31,	December 31,
(MILLIONS)	2025	2024
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$1,929	$2,070

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	925	800
Danish krone	475	475
Swiss franc	25	25

Forward-starting interest rate swaps	$600	$300

Fixed-to-floating interest rate swap contracts	$250	$250

12 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2025	2024
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$9	$18
Foreign currency forward-exchange contracts	Other current liabilities	(11)	(6)
Total derivatives not designated as hedging instruments		$(2)	$12

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other current assets	$20	$—
Forward-starting interest rate swap contracts	Other noncurrent assets	—	26
Forward-starting interest rate swap contracts	Other current liabilities	(8)	—
Foreign exchange derivative instruments	Other current assets	24	55
Foreign exchange derivative instruments	Other noncurrent assets	—	4
Foreign exchange derivative instruments	Other current liabilities	(3)	—
Foreign exchange derivative instruments	Other noncurrent liabilities	(9)	—
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(21)	(26)
Total derivatives designated as hedging instruments		3	59
Total derivatives		$1	$71
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At March 31, 2025, there was $23 million of collateral received and $26 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2024, there was $51 million of collateral received and $20 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net losses on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Foreign currency forward-exchange contracts	$(16)	$(1)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Forward-starting interest rate swap contracts	$(11)	$2
Foreign exchange derivative instruments	$(33)	$16
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Foreign exchange derivative instruments	$5	$4
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.

13 |

10. Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
Finished goods	$983	$996
Work-in-process	1,008	933
Raw materials and supplies	374	377
Inventories	$2,365	$2,306
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2024	$1,515	$1,209	$2,724
Other(a)	—	(8)	(8)
Balance, March 31, 2025	$1,515	$1,201	$2,716
(a)     Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,252 million and $3,260 million as of March 31, 2025 and December 31, 2024, respectively. Accumulated goodwill impairment losses were $536 million as of March 31, 2025 and December 31, 2024.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2025			As of December 31, 2024
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,881	$(1,203)	$678	$1,891	$(1,175)	$716
Brands and tradenames	368	(249)	119	367	(246)	121
Other	277	(199)	78	278	(197)	81
Total finite-lived intangible assets	2,526	(1,651)	875	2,536	(1,618)	918
Indefinite-lived intangible assets:
Brands and tradenames	66	—	66	66	—	66
In-process research and development	135	—	135	136	—	136
Product rights	6	—	6	7	—	7
Total indefinite-lived intangible assets	207	—	207	209	—	209
Identifiable intangible assets	$2,733	$(1,651)	$1,082	$2,745	$(1,618)	$1,127
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $39 million and $44 million for the three months ended March 31, 2025 and 2024, respectively.
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

14 |

The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Stock options / stock appreciation rights	$3	$3
RSUs / DSUs	11	10
PSUs	3	5
Share-based compensation expense—total(a)	$17	$18
(a) For the three months ended March 31, 2025 and 2024, we capitalized less than $1 million of share-based compensation expense to inventory.
During the three months ended March 31, 2025, the company granted 313,915 stock options with a weighted-average exercise price of $156.64 per stock option and a weighted-average fair value of $40.21 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 4.39%; expected dividend yield of 1.27%; expected stock price volatility of 26.43%; and expected term of 4.3 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2025, the company granted 549,712 RSUs with a weighted-average grant date fair value of $156.67 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2025, the company granted 148,130 PSUs with a weighted-average grant date fair value of $171.21 per PSU. Beginning in 2025, the units underlying the PSUs will be earned and vested over a three-year performance period in two tranches, each subject to an independent achievement condition: (1) a market condition comprising the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 Health Care index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR); and (2) a performance condition comprising a three-year average annual operational revenue growth metric (average PSU operational revenue growth). PSUs that are earned and vested based upon a market condition are accounted for at fair-value using a Monte Carlo simulation model and PSUs that are earned and vested based upon a performance condition are accounted for at fair-value using the closing price of Zoetis common stock on the date of grant. The Monte Carlo weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 Health Care index companies, which were 27.6% and 29.8%, respectively. Depending on the company’s Relative TSR performance and the average PSU operational revenue growth at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate. PSU amortization for units that are earned and vested based upon the average PSU operational revenue growth is adjusted for subsequent changes in the expected outcome of the performance-related condition.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of March 31, 2025, there was $5.2 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains	Loss
Balance, December 31, 2024	$89	$62	$(1,091)	$—	$(940)
Other comprehensive loss, net of tax	(13)	(33)	(31)	—	(77)
Balance, March 31, 2025	$76	$29	$(1,122)	$—	$(1,017)

Balance, December 31, 2023	$85	$18	$(944)	$2	$(839)
Other comprehensive income/(loss), net of tax	—	16	(18)	—	(2)
Balance, March 31, 2024	$85	$34	$(962)	$2	$(841)

15 |

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	March 31,
	2025	2024
Numerator
Net income before allocation to noncontrolling interests	$631	$599
Less: Net income/(loss) attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$631	$599
Denominator
Weighted-average common shares outstanding	447.6	458.0
Common stock equivalents: stock options, RSUs, PSUs and DSUs	0.4	0.8
Weighted-average common and potential dilutive shares outstanding	448.0	458.8
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.41	$1.31
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.41	$1.31
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three months ended March 31, 2025 and 2024.
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

16 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Phase II testing began the week of October 14, 2024. To date, the work has yet to be competed. We expect a report to be issued by the consultant upon conclusion of the testing.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2025, recorded amounts for the estimated fair value of these indemnifications were not material.
16. Segment Information
Operating Segments
We manage our operations through two geographic regions. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical and animal health diagnostics for both companion animal and livestock customers.
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets, and, as a result, our major product categories no longer include the category of medicated feed additives. See Note 5. Divestitures.
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

17 |

Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
U.S.
Revenue	$1,183	$1,163
Cost of sales	199	217
Gross profit	984	946
Gross margin	83.2%	81.3%
Operating expenses(b)	205	190
Other (income)/deductions-net	—	—
U.S. Earnings	779	756	$23	$24

International
Revenue(c)	1,008	1,007
Cost of sales	302	313
Gross profit	706	694
Gross margin	70.0%	68.9%
Operating expenses(b)	154	159
Other (income)/deductions-net	1	—
International Earnings	551	535	23	23

Total operating segments	1,330	1,291	46	47

Other business activities	(129)	(132)	11	9
Reconciling Items:
Corporate	(271)	(288)	29	32
Purchase accounting adjustments	(32)	(37)	32	37
Certain significant items	(6)	(6)	—	—
Other unallocated	(82)	(81)	1	1
Total Earnings(d)	$810	$747	$119	$126
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, other marketing expenses, advertising and promotions, and freight and logistics costs.
(c)    Revenue denominated in euros was $227 million and $223 million for the three months ended March 31, 2025 and 2024, respectively.
(d)    Defined as income before provision for taxes on income.

18 |

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
A summary of our 2025 performance compared with the comparable 2024 periods follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational(a)
Revenue	$2,220	$2,190	1	(4)	5
Net income attributable to Zoetis	631	599	5	4	1
Adjusted net income(a)	662	634	4	2	2
(a)    Operational results and adjusted net income are non-GAAP financial measures. See the Non-GAAP financial measures section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for more information.
Our operating environment
For a description of our operating environment, including factors which could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2024 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2024 Annual Report on Form 10-K.
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: tariffs and other trade protection measures, the decline in global macroeconomic conditions, competitive dynamics, geopolitical tensions with and economic uncertainty in China, inflation, global supply chain disruption, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
Tariffs and Trade Protection Measures
Our business is subject to risks related to, among other factors, tariffs and other trade protection measures put in the place by the United States or other countries, as well as U.S. international trade relations, including those with China, Canada and the European Union. Starting in early 2025, the United States government announced additional tariffs on certain goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. While the final tariffs and other measures to be imposed, and their applicability to our business, remain uncertain, such actions may negatively impact demand and result in an increase in some product costs. We will continue to actively monitor the situation and evaluate actions that can be taken to moderate and/or minimize its effects. For further information regarding the impact of potential additional tariffs and trade protection measures on the Company, see Part II., Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.
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

19 |

disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere. Alternatively, sales of products that treat specific disease outbreaks may increase.
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2025, approximately 42% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2025, approximately 58% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 4% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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
Operational Results
We believe that it is important to not only understand overall revenue and earnings results, but also “operational” results. Operational results is a non-GAAP financial measure defined as revenue or earnings results excluding the impact of foreign exchange. This measure provide information on the change in revenue and earnings as if foreign currency exchange rates had not changed between the current and prior periods to facilitate a period-to-period comparison. We believe this non-GAAP measure provides a useful comparison to previous periods for the company and investors, but should not be viewed as a substitute for U.S. GAAP reported results.
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

20 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Revenue	$2,220	$2,190	1
Costs and expenses:
Cost of sales	622	643	(3)
% of revenue	28.0%	29.4%
Selling, general and administrative expenses	563	547	3
% of revenue	25%	25%
Research and development expenses	157	162	(3)
% of revenue	7%	7%
Amortization of intangible assets	32	37	(14)
Restructuring charges and certain acquisition and divestiture-related costs	—	4	*
Interest expense, net of capitalized interest	54	58	(7)
Other (income)/deductions—net	(18)	(8)	*
Income before provision for taxes on income	810	747	8
% of revenue	36%	34%
Provision for taxes on income	179	148	21
Effective tax rate	22.1%	19.8%
Net income before allocation to noncontrolling interests	631	599	5
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—
Net income attributable to Zoetis	$631	$599	5
% of revenue	28%	27%
*Calculation not meaningful
Revenue
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Total revenue increased by $30 million, or 1%, in the three months ended March 31, 2025, compared with the three months ended March 31, 2024, an increase of $103 million, or 5%, on an operational basis. Operational revenue growth was primarily due to the following:
•price growth of approximately 4%;
•volume growth from key franchises of approximately 4%; and
•volume growth from other in-line products of approximately 1%, partially offset by
•volume decrease related to the impact of the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets (MFA divestiture) of approximately 4%;
Foreign exchange decreased reported revenue growth by approximately 4%.
Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Cost of sales	$622	$643	(3)
% of revenue	28.0%	29.4%
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Cost of sales as a percentage of revenue was 28.0% in the three months ended March 31, 2025, compared with 29.4% in the three months ended March 31, 2024. The decrease was primarily a result of:
•price increases;
•favorable impact of the MFA divestiture; and
•favorable foreign exchange,
partially offset by:

21 |

•unfavorable manufacturing and other costs; and
•higher inventory charges.

Selling, general and administrative expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Selling, general and administrative expenses	$563	$547	3
% of revenue	25%	25%
Three months ended March 31, 2025 vs. three months ended March 31, 2024
SG&A expenses increased by $16 million, or 3%, in the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily as a result of:
•an increase in certain significant items;
•an increase in certain compensation-related costs;
•higher advertising and promotion expenses;
•higher travel and entertainment costs; and
•higher professional and consulting fees,
partially offset by:
•favorable foreign exchange; and
•lower logistics and freight costs.

Research and development expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Research and development expenses	$157	$162	(3)
% of revenue	7%	7%
Three months ended March 31, 2025 vs. three months ended March 31, 2024
R&D expenses decreased by $5 million, or 3%, in the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily as a result of:
•lower expenses due to timing of spend related to projects and other strategic investments, partially offset by:
•an increase in certain compensation-related costs to support innovation and portfolio progression; and
•higher depreciation expense.

Amortization of intangible assets
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Amortization of intangible assets	$32	$37	(14)
Amortization of intangible assets decreased in the three months ended versus the comparable prior year period primarily due to assets that became fully amortized in the prior year.

Restructuring charges and certain acquisition and divestiture-related costs
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Restructuring charges and certain acquisition and divestiture-related costs	$—	$4	*
* Calculation not meaningful
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Restructuring charges and certain acquisition and divestiture-related costs were $4 million in the three months ended March 31, 2024. Restructuring charges and certain acquisition and divestiture-related costs for the three months ended March 31, 2024 primarily consisted of employee termination

22 |

costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Interest expense, net of capitalized interest	$54	$58	(7)
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Interest expense, net of capitalized interest, decreased by $4 million, or 7%, in the three months ended March 31, 2025 versus the comparable prior year period primarily as a result of higher capitalized interest in the current period associated with capital projects to support our future growth.

Other (income)/deductions—net
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Other (income)/deductions—net	$(18)	$(8)	*
* Calculation not meaningful
Three months ended March 31, 2025 vs. three months ended March 31, 2024
The change in Other (income)/deductions—net in the three months ended March 31, 2025 versus the comparable prior year period was primarily as a result of lower foreign currency losses in the current period, partially offset by lower interest income in the current period.

Provision for taxes on income
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
Provision for taxes on income	$179	$148	21
Effective tax rate	22.1%	19.8%
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Our effective tax rate was 22.1% and 19.8% for the three months ended March 31, 2025 and 2024, respectively. The higher effective tax rate for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was primarily attributable to higher net discrete tax expenses, less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs) and a lower benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible items and non-taxable items.
Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Companion animal	$973	$898	8	—	8
Livestock	210	265	(21)	—	(21)
	1,183	1,163	2	—	2
International
Companion animal	573	552	4	(6)	10
Livestock	435	455	(4)	(8)	4
	1,008	1,007	—	(7)	7
Total
Companion animal	1,546	1,450	7	(2)	9
Livestock	645	720	(10)	(5)	(5)
Contract manufacturing & human health	29	20	45	(6)	51
	$2,220	$2,190	1	(4)	5

23 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Revenue	$1,183	$1,163	2	—	2
Cost of Sales	199	217	(8)	—	(8)
Gross Profit	984	946	4	—	4
Gross Margin	83.2%	81.3%
Operating Expenses	205	190	8	—	8
Other (income)/deductions-net	—	—	—	—	—
U.S. Earnings	779	756	3	—	3

International
Revenue	1,008	1,007	—	(7)	7
Cost of Sales	302	313	(4)	(14)	10
Gross Profit	706	694	2	(4)	6
Gross Margin	70.0%	68.9%
Operating Expenses	154	159	(3)	(7)	4
Other (income)/deductions-net	1	—	*	*	*
International Earnings	551	535	3	(4)	7

Total operating segments	1,330	1,291	3	(2)	5

Other business activities	(129)	(132)	(2)
Reconciling Items:
Corporate	(271)	(288)	(6)
Purchase accounting adjustments	(32)	(37)	(14)
Certain significant items	(6)	(6)	—
Other unallocated	(82)	(81)	1
Total Earnings	$810	$747	8
* Calculation not meaningful
Three months ended March 31, 2025 vs. three months ended March 31, 2024
U.S. operating segment
U.S. segment revenue increased by $20 million, or 2%, in the three months ended March 31, 2025, compared with the three months ended March 31, 2024, reflecting an increase of $75 million in companion animal products, partially offset by a $55 million reduction in livestock products.
•Companion animal revenue growth was primarily due to increased sales of Simparica Trio®, small animal diagnostics, key dermatology products and our mAb products for OA pain, Librela® and Solensia®, partially offset by lower sales of our small animal vaccines.
•Livestock revenue declined primarily due to the impact of the MFA divestiture across cattle, poultry and swine products.
U.S. segment earnings increased by $23 million, or 3%, in the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily due to higher revenue and lower cost of sales, partially offset by higher operating expenses, as well as the impact of the MFA divestiture.
International operating segment
International segment revenue was relatively flat in the three months ended March 31, 2025 compared with the three months ended March 31, 2024. Operational revenue increased by $73 million, or 7%, driven by growth of $56 million in companion animal products and $17 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our Simparica® franchise products, key dermatology products and our mAb products for OA pain, Librela and Solensia.
•Livestock operational revenue growth was due to increased sales in our cattle and fish products, partially offset by lower sales of poultry products. Excluding the impact of the MFA divestiture, sales of cattle products grew largely due to price and sales of poultry products grew due to demand generation efforts in key poultry markets and price. Sales of our fish products grew due to increased vaccine sales in Norway.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $72 million, or 7%, primarily driven by the Brazilian real, euro, Mexican peso, Argentinian peso and Turkish lira.

24 |

International segment earnings increased by $16 million, or 3%, in the three months ended March 31, 2025, compared with the three months ended March 31, 2024. Operational earnings growth was $35 million, or 7%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses, as well as the impact of the MFA divestiture.
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
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Other business activities net loss decreased by $3 million in the three months ended March 31, 2025, compared with the three months ended March 31, 2024, reflecting a decrease in R&D costs primarily due to timing of spend related to projects and other strategic investments, partially offset by an increase in certain compensation-related costs and depreciation expense.
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
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Corporate expenses decreased by $17 million, or 6%, in the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily due to favorable foreign exchange and lower compensation-related costs, partially offset by increased investments in information technology.
Other unallocated expenses increased by $1 million, or 1%, in the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily due to higher manufacturing costs and higher inventory obsolescence, scrap and other charges, partially offset by lower freight charges and favorable foreign exchange.
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

25 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2025	2024	Change
GAAP reported net income attributable to Zoetis	$631	$599	5
Purchase accounting adjustments—net of tax	25	29	(14)
Certain significant items—net of tax	6	6	—
Non-GAAP adjusted net income(a)	$662	$634	4
*Calculation not meaningful
(a)    The effective tax rate on adjusted pretax income was 21.9% and 19.7% for the three months ended March 31, 2025 and 2024, respectively.
The higher effective tax rate for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, was primarily attributable to higher net discrete tax expenses, less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings and repatriation costs) and a lower benefit in the U.S. related to foreign-derived intangible income. Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,		%
	2025	2024	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$1.41	$1.31	8
Purchase accounting adjustments—net of tax	0.06	0.06	—
Certain significant items—net of tax	0.01	0.01	—
Non-GAAP adjusted EPS—diluted	$1.48	$1.38	7
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.

26 |

Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Interest expense, net of capitalized interest	$54	$58
Interest income	23	32
Income taxes	186	156
Depreciation	79	81
Amortization	8	8
Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Purchase accounting adjustments:
Amortization and depreciation	$32	$37
Total purchase accounting adjustments—pre-tax	32	37
Income taxes(a)	7	8
Total purchase accounting adjustments—net of tax	25	29
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	—	4
Other	6	2
Total certain significant items—pre-tax	6	6
Income taxes(a)	—	—
Total certain significant items—net of tax	6	6
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$31	$35
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

27 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2025	2024
Cost of sales:
Purchase accounting adjustments	$1	$1
Other	1	—
Total Cost of sales	2	1

Selling, general & administrative expenses:
Purchase accounting adjustments	3	3
Other	6	—
Total Selling, general & administrative expenses	9	3

Research & development expenses:
Purchase accounting adjustments	—	1
Total Research & development expenses	—	1

Amortization of intangible assets:
Purchase accounting adjustments	28	32
Total Amortization of intangible assets	28	32

Restructuring charges and certain acquisition and divestiture-related costs:
Employee termination costs	—	4
Total Restructuring charges and certain acquisition and divestiture-related costs	—	4

Other (income)/deductions—net:
Other	(1)	2
Total Other (income)/deductions—net	(1)	2

Provision for taxes on income	7	8

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$31	$35

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
Analysis of the condensed consolidated balance sheets
March 31, 2025 vs. December 31, 2024
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Other current assets increased primarily due to higher prepaid expenses and the deferral of a prepaid tax benefit in connection with a prepayment from a related foreign entity in Belgium, partially offset by the mark-to-market adjustments of derivative instruments.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments and the tax impact of various acquisitions.
Other noncurrent assets decreased primarily due to the mark-to-market adjustments of derivative instruments.
Accrued compensation and related items decreased primarily due to the payments of 2024 annual incentive bonuses, savings plan contributions to eligible employees and payments for sales incentive bonuses, as well as the net timing of other payroll activity, partially offset by the accrual of 2025 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
Other current liabilities decreased primarily due to a decrease in collateral received related to derivative contracts, partially offset by the mark-to-market adjustments of derivative instruments.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders’ Equity.

28 |

Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,		$
(MILLIONS OF DOLLARS)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$587	$595	$(8)
Investing activities	(175)	(131)	(44)
Financing activities	(677)	(524)	(153)
Effect of exchange-rate changes on cash and cash equivalents	(1)	(6)	5
Net decrease in cash and cash equivalents	$(266)	$(66)	$(200)
Operating activities
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Net cash provided by operating activities was $587 million for the three months ended March 31, 2025, compared with $595 million for the three months ended March 31, 2024. The decrease in operating cash flows was primarily attributable to timing of receipts and payments in the ordinary course of business, partially offset by higher net income adjusted by non-cash items.
Investing activities
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Our net cash used in investing activities was $175 million for the three months ended March 31, 2025, compared with net cash used in investing activities of $131 million for the three months ended March 31, 2024. The net cash used in investing activities for the three months ended March 31, 2025 and 2024 was primarily due to capital expenditures.
Financing activities
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Our net cash used in financing activities was $677 million for the three months ended March 31, 2025, compared with net cash used in financing activities of $524 million for the three months ended March 31, 2024. The net cash used in financing activities for the three months ended March 31, 2025 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for the three months ended March 31, 2024 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds related to short-term borrowings and proceeds in connection with the issuance of common stock under our equity incentive plan.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
Cash and cash equivalents	$1,721	$1,987
Accounts receivable, net(a)	1,361	1,316
Current portion of long-term debt	1,350	1,350
Long-term debt	5,227	5,220
Working capital	2,492	2,574
Ratio of current assets to current liabilities	1.74:1	1.75:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the three months ended March 31, 2025 and December 31, 2024, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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

29 |

and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of March 31, 2025 and December 31, 2024. There were no amounts drawn under the credit facility as of March 31, 2025 or December 31, 2024.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2025, we had access to $51 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2025 and December 31, 2024.
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

30 |

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:

	Commercial Paper	Long-term Debt		Date of Last Action
Name of Rating Agency	Rating	Rating	Outlook
Moody’s	P-2	A3	Stable	January 2025
S&P	A-2	BBB+	Stable	April 2025
Share repurchase program
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of March 31, 2025, there was $5.2 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2025, 2.7 million shares were repurchased for $443 million, which excludes a $4 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2025 and December 31, 2024, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
See Note 3. Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects or expected effects on our consolidated financial position, results of operations and cash flows.
Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” "forecast,” “objective,” “target,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruption, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, product strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, anticipated impact of timing of divestitures, interest rates, tax rates, tariffs, changes in tax regimes and laws, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation, taxes and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
•the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;
•unanticipated safety, quality or efficacy concerns or issues about our products;
•the economic, political, legal and business environment of the foreign jurisdictions in which we do business;
•the decline in global economic conditions, economic weakness in China and inflation;
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
•modification of foreign trade policy by the U.S. or other countries, including the imposition of increased tariffs on imported or exported goods;
•adverse weather conditions and the availability of natural resources;
•the impact of climate change on our activities and the activities of our customers and suppliers;

31 |

•an inability to hire and retain executive officers and other key personnel;
•product launch delays, inventory shortages, recalls or unanticipated costs caused by manufacturing problems and capacity imbalances;
•availability constraints and price volatility caused by changes in supply conditions, government regulations, tariffs, economic climate and other factors, including with products, materials and services provided to us by third parties;
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
•governmental laws and regulations affecting domestic and foreign operations, including without limitation, delays in the United States resulting from federal workforce reductions or hiring freezes, federal agency reorganizations or deregulatory efforts, or tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that may result from pending or possible future proposals;
•failure to protect our intellectual property rights or to operate our business without infringing the intellectual property rights of others;
•failure to generate sufficient cash to service our substantial indebtedness; and
•the other factors set forth under “Risk Factors” in Item 1A. of Part I of our 2024 Annual Report on Form 10-K and Item 1A. of Part II in this Form 10-Q.
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
For a complete discussion of our exposure to interest rate and foreign exchange risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the information discussed therein.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of March 31, 2025, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

32 |

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I— Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our operating environment" and "Forward-looking statements and factors that may affect future results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2024 Annual Report on Form 10-K.
Risks related to our business and the animal health industry
Modification of foreign trade policy by the U.S. or other countries or the imposition of tariffs on imported goods may harm our business.
The U.S. and other countries in which our products are sourced or sold, or we or our customers do business, may from time to time modify existing or impose new quotas, duties (including antidumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, the recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape.
Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners.
Additional tariffs on imports could result in a negative perception and/or an increased cost of goods and higher prices which may reduce customer demand for products, or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions. Additionally, a number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements, the loss of which could impact their operating results and spending power.
In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. companies. This may lead to increased preference for local competitors, changes to government procurement policies or heightened regulatory scrutiny, which may result in heightened operational risks and difficulties for us in attracting and retaining non-U.S. customers, suppliers, partners and investors.
While the scope and duration of any tariffs remains uncertain, tariffs imposed by the U.S. or other governments on our products or the active pharmaceutical ingredients or other components thereof could negatively impact our financial condition and results of operations.
Risks related to manufacturing and supply
We rely on third parties to provide us with products, materials and services, and are subject to increased labor and material costs and potential disruptions in supply.
The materials used to manufacture our products may be subject to availability constraints and price volatility caused by changes in demand, weather conditions, supply conditions, government regulations, tariffs, economic climate and other factors. In addition, labor costs may be subject to volatility caused by the supply of labor, governmental regulations, tariffs, economic climate and other factors. Increases in the demand for, availability or the price of, materials used to manufacture our products and increases in labor costs could increase the costs to manufacture our products, result in product delivery delays or shortages, and impact our ability to launch new products on a timely basis or at all. We may not be able to pass all or a material portion of any higher product, material, transportation or labor costs on to our customers, which could materially adversely affect our operating results and financial condition.
Certain third-party suppliers are the sole or exclusive source of certain products, materials and services necessary for production of our products. We may be unable to meet demand for certain of our products if any of our third-party suppliers cease or interrupt operations due to, among other things, escalating tensions or trade disputes in their region, restrictions on the import/export of goods or services, contract manufacturing or supply chain disruptions due to contract manufacturer or supplier financial distress, our failure to mutually renew contract terms, or some other failure of a contractor or supplier to meet their obligations to us. In such a case, we may be required to renegotiate the terms of our agreement or pursue a strategic transaction or other alternative arrangement with that supplier or others.
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

33 |

result of negative publicity and product liability claims. Any one of these consequences could materially adversely affect our operating results and financial condition.
In addition, we will not be able to market new products unless and until we have obtained all required regulatory approvals in each jurisdiction where we propose to market those products. Even after a product reaches market, it may be subject to re-review and may lose its approvals. We have changed, and may in the future change, the locations of where certain of our products are manufactured and, because of these changes, we may be required to obtain new regulatory approvals. Our failure to obtain approvals, delays in the approval process, including any delays in the United States resulting from federal workforce reductions or hiring freezes, federal agency reorganizations or deregulatory efforts, or any prolonged shutdown of the U.S. government, or our failure to maintain approvals in any jurisdiction, may prevent us from selling products in that jurisdiction until approval or reapproval is obtained, if ever.
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
A failure to comply with the environmental, health and safety laws and regulations to which we are subject, including any permits issued thereunder, may result in environmental remediation costs, loss of permits, public regulatory communications or announcements, fines, penalties or other adverse governmental or private actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial measures. We cannot assure you that our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous materials will not materially adversely affect our business, results of operations or financial condition.
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
We are also subject to chemical regulation in the United States and internationally. For example, governmental authorities in the EU and the United States are increasingly focused on preventing environmental contamination from per- and polyfluoroalkyl substances (PFAS), which may be contained in certain of our products or product packaging. Federal and state governments and regulatory agencies, like the European Chemicals Agency, are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction and/or phase-out of PFAS-containing products (subject to applicable product exceptions).
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
34 |

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of March 31, 2025, there was $5.2 billion remaining under this program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
March 31, 2025:

	Issuer Purchases of Equity Securities(a)
	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2025	570,167	$168.27	568,767	$5,551,467,688
February 1 - February 28, 2025	1,452,075	$163.88	1,341,391	$5,332,547,935
March 1 - March 31, 2025	777,049	$164.88	776,717	$5,203,890,813
	2,799,291	$165.05	2,686,875	$5,203,890,813
(a)    Amounts exclude the impact of excise tax on net share repurchases.
(b)     The company repurchased 112,416 shares during the three-month period ended March 31, 2025 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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

35 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 6, 2025	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

May 6, 2025	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

36 |