Form 10-Q
period 2025-06-30
Zoetis Inc.
filed 2025-08-05
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2025, there were 443,183,472 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2025	2024	2025	2024
Revenue	$2,460	$2,361	$4,680	$4,551
Costs and expenses:
Cost of sales	649	668	1,271	1,311
Selling, general and administrative expenses	617	581	1,180	1,128
Research and development expenses	172	171	329	333
Amortization of intangible assets	33	35	65	72
Restructuring charges and certain acquisition and divestiture-related costs	30	42	30	46
Interest expense, net of capitalized interest	53	59	107	117
Other (income)/deductions—net	4	25	(14)	17
Income before provision for taxes on income	902	780	1,712	1,527
Provision for taxes on income	184	156	363	304
Net income before allocation to noncontrolling interests	718	624	1,349	1,223
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to Zoetis Inc.	$718	$624	$1,349	$1,223
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.61	$1.37	$3.02	$2.68
Diluted	$1.61	$1.37	$3.02	$2.67
Weighted-average common shares outstanding:
Basic	445.1	455.5	446.3	456.7
Diluted	445.5	456.0	446.7	457.4
Dividends declared per common share	$0.500	$0.432	$1.000	$0.864

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Net income before allocation to noncontrolling interests	$718	$624	$1,349	$1,223
Other comprehensive income/(loss), net of tax(a):
Unrealized losses on derivatives for cash flow hedges, net of tax of $(1) and $0 for the three months ended June 30, 2025 and 2024, respectively, and $(5) and $0 for the six months ended June 30, 2025 and 2024, respectively	(4)	(1)	(17)	(1)
Unrealized (losses)/gains on derivatives for net investment hedges, net of tax of $(21) and $0 for the three months ended June 30, 2025 and 2024, respectively, and $(31) and $1 for the six months ended June 30, 2025 and 2024, respectively	(74)	2	(107)	18
Foreign currency translation adjustments	218	(5)	187	(23)
Total other comprehensive income/(loss), net of tax	140	(4)	63	(6)
Comprehensive income before allocation to noncontrolling interests	858	620	1,412	1,217
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Zoetis Inc.	$858	$620	$1,412	$1,217
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$1,435	$1,987
Accounts receivable, less allowance for doubtful accounts of $17 in 2025 and $18 in 2024	1,540	1,316
Inventories	2,439	2,306
Other current assets	509	377
Total current assets	5,923	5,986
Property, plant and equipment, less accumulated depreciation of $2,796 in 2025 and $2,635 in 2024	3,537	3,391
Operating lease right-of-use assets	302	219
Goodwill	2,758	2,724
Identifiable intangible assets, less accumulated amortization	1,075	1,127
Noncurrent deferred tax assets	617	540
Other noncurrent assets	267	250
Total assets	$14,479	$14,237

Liabilities and Equity
Current portion of long-term debt	$1,350	$1,350
Accounts payable	508	433
Dividends payable	222	224
Accrued expenses	770	746
Accrued compensation and related items	293	441
Income taxes payable	93	93
Other current liabilities	130	125
Total current liabilities	3,366	3,412
Long-term debt, net of discount and issuance costs	5,231	5,220
Noncurrent deferred tax liabilities	156	167
Operating lease liabilities	210	174
Other taxes payable	265	272
Other noncurrent liabilities	274	222
Total liabilities	9,502	9,467
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 443,945,593 and 448,743,073 shares outstanding at June 30, 2025, and December 31, 2024, respectively	5	5
Treasury stock, at cost, 57,945,650 and 53,418,170 shares of common stock at June 30, 2025 and December 31, 2024, respectively	(8,226)	(7,445)
Additional paid-in capital	1,203	1,182
Retained earnings	12,872	11,968
Accumulated other comprehensive loss	(877)	(940)
Total Zoetis Inc. equity	4,977	4,770
Equity attributable to noncontrolling interests	—	—
Total equity	4,977	4,770
Total liabilities and equity	$14,479	$14,237
(a) As of June 30, 2025 and December 31, 2024, includes $0 million and $2 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended June 30, 2025
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2025	501.9	$5	55.8	$(7,888)	$1,180	$12,375	$(1,017)	$—	$4,655
Net income	—	—	—	—	—	718	—	—	718
Other comprehensive income	—	—	—	—	—	—	140	—	140
Share-based compensation awards (a)	—	—	—	3	23	—	—	—	26
Treasury stock acquired (b)	—	—	2.1	(341)	—	—	—	—	(341)
Dividends declared	—	—	—	—	—	(221)	—	—	(221)
Balance, June 30, 2025	501.9	$5	57.9	$(8,226)	$1,203	$12,872	$(877)	$—	$4,977

Three months ended June 30, 2024
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2024	501.9	$5	44.9	$(5,928)	$1,126	$10,696	$(841)	$(6)	$5,052
Net income	—	—	—	—	—	624	—	—	624
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation awards (a)	—	—	(0.1)	2	20	—	—	—	22
Treasury stock acquired (b)	—	—	3.2	(538)	—	—	—	—	(538)
Dividends declared	—	—	—	—	—	(196)	—	—	(196)
Balance, June 30, 2024	501.9	$5	48.0	$(6,464)	$1,146	$11,124	$(845)	$(6)	$4,960

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED) - Continued

Six months ended June 30, 2025
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2024	501.9	$5	53.4	$(7,445)	$1,182	$11,968	$(940)	$—	$4,770
Net income	—	—	—	—	—	1,349	—	—	1,349
Other comprehensive income	—	—	—	—	—	—	63	—	63
Share-based compensation awards (a)	—	—	(0.3)	7	21	—	—	—	28
Treasury stock acquired (b)	—	—	4.8	(788)	—	—	—	—	(788)
Dividends declared	—	—	—	—	—	(445)	—	—	(445)
Balance, June 30, 2025	501.9	$5	57.9	$(8,226)	$1,203	$12,872	$(877)	$—	$4,977

Six months ended June 30, 2024
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
Net income	—	—	—	—	—	1,223	—	—	1,223
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)
Share-based compensation awards (a)	—	—	(0.5)	13	13	—	—	—	26
Treasury stock acquired (b)	—	—	5.0	(880)	—	—	—	—	(880)
Dividends declared	—	—	—	—	—	(394)	—	—	(394)
Balance, June 30, 2024	501.9	$5	48.0	$(6,464)	$1,146	$11,124	$(845)	$(6)	$4,960

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(MILLIONS OF DOLLARS)	2025	2024
Operating Activities
Net income before allocation to noncontrolling interests	$1,349	$1,223
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	242	253
Share-based compensation expense	39	37
Asset write-offs and asset impairments	33	13
Net loss on sale of business, excluding transaction costs	3	22
Provision for losses on inventory	32	42
Deferred taxes	12	(144)
Other non-cash adjustments	(5)	11
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(194)	(112)
Inventories	(168)	(115)
Other assets	(162)	(35)
Accounts payable	24	20
Other liabilities	(104)	(88)
Other tax accounts, net	(28)	(30)
Net cash provided by operating activities	1,073	1,097
Investing Activities
Capital expenditures	(327)	(272)
Acquisitions, net of cash acquired	(10)	(8)
Purchase of investments	(3)	(3)
(Payments of)/proceeds from derivative instrument activity, net	(76)	21
Proceeds from sale of business, net of cash sold and working capital adjustments	(4)	—
Net proceeds from sale of assets	—	1
Other investing activities	(2)	(2)
Net cash used in investing activities	(422)	(263)
Financing Activities
Decrease in short-term borrowings, net	—	(3)
Payment of consideration related to previous acquisitions	—	(5)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(12)	(12)
Purchases of treasury stock, including excise taxes paid	(781)	(872)
Cash dividends paid	(447)	(395)
Other financing activities	(1)	—
Net cash used in financing activities	(1,241)	(1,287)
Effect of exchange-rate changes on cash and cash equivalents	38	(14)
Net decrease in cash and cash equivalents	(552)	(467)
Cash and cash equivalents at beginning of period	1,987	2,041
Cash and cash equivalents at end of period	$1,435	$1,574
Supplemental cash flow information
Cash paid during the period for:
Income taxes(a)	$475	$481
Interest, net of capitalized interest	137	138
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	34	30
Financing cash flows - finance leases	2	1
Non-cash transactions:
Capital expenditures	3	3
Excise tax accrued on net share repurchases, not paid	7	8
Lease obligations obtained in exchange for right-of-use assets - operating	58	26
Lease obligations obtained in exchange for right-of-use assets - finance	1	—
Dividends declared, not paid	222	197
(a)     For the six months ended June 30, 2025, includes $88 million related to the purchase of transferable federal tax credits.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 31, 2025 and 2024.
Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
Certain reclassifications of prior year information have been made to conform to the current year presentation.
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
7 |

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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
United States	$1,356	$1,308	$2,539	$2,471
Australia	83	83	158	156
Brazil	93	99	181	200
Canada	73	75	140	136
Chile	36	31	70	62
China	72	68	132	144
France	33	34	73	75
Germany	58	58	109	109
Italy	38	36	67	64
Japan	45	39	81	76
Mexico	38	46	75	90
Spain	37	33	70	65
United Kingdom	77	73	154	150
Other developed markets	162	138	295	265
Other emerging markets	225	222	473	450
	2,426	2,343	4,617	4,513
Contract manufacturing & human health	34	18	63	38
Total Revenue	$2,460	$2,361	$4,680	$4,551

8 |

Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
U.S.
Companion animal	$1,176	$1,080	$2,149	$1,978
Livestock	180	228	390	493
	1,356	1,308	2,539	2,471
International
Companion animal	612	569	1,185	1,121
Livestock	458	466	893	921
	1,070	1,035	2,078	2,042
Total
Companion animal	1,788	1,649	3,334	3,099
Livestock	638	694	1,283	1,414
Contract manufacturing & human health	34	18	63	38
Total Revenue	$2,460	$2,361	$4,680	$4,551
Revenue by species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Companion Animal:
Dogs and Cats	$1,716	$1,581	$3,197	$2,965
Horses	72	68	137	134
	1,788	1,649	3,334	3,099
Livestock:
Cattle	320	350	678	741
Swine	119	130	230	257
Poultry	103	132	209	271
Fish	74	62	127	107
Sheep and other	22	20	39	38
	638	694	1,283	1,414
Contract manufacturing & human health	34	18	63	38
Total Revenue	$2,460	$2,361	$4,680	$4,551
Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Parasiticides	$673	$600	$1,235	$1,104
Vaccines	504	445	951	897
Dermatology	463	418	853	781
Anti-infectives	219	264	468	545
Pain and sedation	217	221	427	415
Other pharmaceutical	172	153	331	309
Animal health diagnostics	110	103	213	185
Other non-pharmaceutical	63	65	129	126
Medicated feed additives	5	74	10	151
	2,426	2,343	4,617	4,513
Contract manufacturing & human health	34	18	63	38
Total Revenue	$2,460	$2,361	$4,680	$4,551
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2024 and 2023, and subsequently recognized as revenue during each of the first six months of 2025 and 2024 were $5 million and $3 million, respectively. Contract liabilities as of June 30, 2025 and December 31, 2024 were $19 million and $18 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2025 is not material.

9 |

5. Divestitures
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets to Phibro Animal Health for a net purchase price of $299 million. During 2024, we received $303 million in sales proceeds, less cash sold of $11 million, resulting in $292 million net sales proceeds, and recorded a net pre-tax loss of $25 million within Other (income)/deductions—net, subject to final post-closing adjustments. During the six months ended June 30, 2025, we paid $4 million, net of proceeds received, and recognized an additional loss of $3 million within Other (income)/deductions—net associated with the final post-closing adjustments.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions and divestitures are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	$1	$1	$1	$1
Divestiture-related costs	—	4	—	4
Restructuring charges, net(a):
Employee termination costs, net	5	37	$5	$41
Asset impairment charges	22	—	22	—
Exit costs	2	—	2	—
Total Restructuring charges and certain acquisition and divestiture-related costs	$30	$42	$30	$46
(a) Restructuring charges for the three and six months ended June 30, 2025 primarily consisted of asset impairment charges and employee termination costs related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.
Restructuring charges for the three and six months ended June 30, 2024 primarily consisted of employee termination costs related to organizational structure refinements. Restructuring charges for the six months ended June 30, 2024 were partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
The change in our restructuring accrual is as follows:

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2024(a)	$28
Provision	29
Non-cash activity	(22)
Utilization and other(b)	(15)
Balance, June 30, 2025(a)	$20
(a)    At June 30, 2025 and December 31, 2024, included in Accrued expenses ($18 million and $26 million, respectively) and Other noncurrent liabilities ($2 million).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Interest income	$(19)	$(24)	$(42)	$(56)
Identifiable intangible asset impairment charges(a)	5	11	5	11
Net loss on sale of business(b)	3	22	3	22
Foreign currency loss(c)	14	18	22	37
Other, net	1	(2)	(2)	3
Other (income)/deductions—net	$4	$25	$(14)	$17
(a) For the three and six months ended June 30, 2025 and 2024, represents asset impairment charges related to our aquaculture product portfolio.
(b) Represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets sold in 2024. For additional information, see Note 5. Divestitures.
(c) Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.

10 |

8. Income Taxes
A. Taxes on Income
Our effective tax rate was 20.4% and 20.0% for the three months ended June 30, 2025 and 2024, respectively, and 21.2% and 19.9% for the six months ended June 30, 2025 and 2024, respectively. The higher effective tax rate for the three and six months ended June 30, 2025, compared with the three and six months ended June 30, 2024, was primarily attributable to a lower benefit in the U.S. related to foreign-derived intangible income, higher net discrete tax expenses, partially offset by a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
In 2024, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2025 and 2026. A portion of this benefit was recognized during the three and six months ended June 30, 2025.
B. Deferred Taxes
As of June 30, 2025, the total net deferred income tax asset of $461 million is included in Noncurrent deferred tax assets ($617 million) and Noncurrent deferred tax liabilities ($156 million).
As of December 31, 2024, the total net deferred income tax asset of $373 million is included in Noncurrent deferred tax assets ($540 million) and Noncurrent deferred tax liabilities ($167 million).
C. Tax Contingencies
Uncertain Tax Positions
As of June 30, 2025, the net tax liabilities associated with uncertain tax positions of $219 million (exclusive of interest and penalties related to uncertain tax positions of $45 million) are included in Other taxes payable.
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
Status of Tax Audits and Potential Impact on Accrual for Uncertain Tax Positions
We are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 and 2018. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report (RAR) for the adjustments identified in the NOPA and a protest was filed with the IRS on November 15, 2024. As of June 30, 2025, the additional tax liability, based on the income adjustment proposed by the IRS under the RAR, is approximately $450 million, excluding interest and penalties.
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
We were in compliance with all financial covenants as of June 30, 2025 and December 31, 2024. There were no amounts drawn under the credit facility as of June 30, 2025 or December 31, 2024.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2025, we had access to

11 |

$53 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of June 30, 2025 and December 31, 2024.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2025 and December 31, 2024, there was no commercial paper outstanding under this program.
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
The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
4.500% 2015 senior notes due 2025	$750	$750
5.400% 2022 senior notes due 2025	600	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	6,650	6,650
Unamortized debt discount / debt issuance costs	(51)	(54)
Less current portion of long-term debt	1,350	1,350
Cumulative fair value adjustment for interest rate swap contracts	(18)	(26)
Long-term debt, net of discount and issuance costs	$5,231	$5,220
The fair value of our long-term debt was $6,229 million and $6,097 million as of June 30, 2025 and December 31, 2024, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).
The following table provides the principal amount of debt outstanding, as of June 30, 2025, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2025	2026	2027	2028	2029	2029	Total
Maturities	$1,350	$—	$750	$500	$—	$4,050	$6,650
Interest Expense
Interest expense, net of capitalized interest, was $53 million and $107 million for the three and six months ended June 30, 2025, respectively, and $59 million and $117 million for the three and six months ended June 30, 2024, respectively. Capitalized interest expense was $11 million and $22 million for the three and six months ended June 30, 2025, respectively, and $9 million and $17 million for the three and six months ended June 30, 2024, respectively.
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

12 |

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
•As of June 30, 2025, we had outstanding forward-starting interest rate swaps, having an effective date and mandatory termination date in March 2026, to hedge against interest rate exposure related principally to the anticipated future issuance of fixed-rate debt to be used primarily to refinance our 4.500% 2015 senior notes due 2025.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of June 30, 2025, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three and six months ended June 30, 2025 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	June 30,	December 31,
(MILLIONS)	2025	2024
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$2,123	$2,070

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	925	800
Danish krone	400	475
Swiss franc	25	25

Forward-starting interest rate swaps	$600	$300

Fixed-to-floating interest rate swap contracts	$250	$250

13 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2025	2024
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$6	$18
Foreign currency forward-exchange contracts	Other current liabilities	(11)	(6)
Total derivatives not designated as hedging instruments		$(5)	$12

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other current assets	$19	$—
Forward-starting interest rate swap contracts	Other noncurrent assets	—	26
Forward-starting interest rate swap contracts	Other current liabilities	(10)	—
Foreign exchange derivative instruments	Other current assets	7	55
Foreign exchange derivative instruments	Other noncurrent assets	—	4
Foreign exchange derivative instruments	Other current liabilities	(31)	—
Foreign exchange derivative instruments	Other noncurrent liabilities	(58)	—
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(18)	(26)
Total derivatives designated as hedging instruments		(91)	59
Total derivatives		$(96)	$71
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At June 30, 2025, there was $5 million of collateral received and $64 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2024, there was $51 million of collateral received and $20 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Foreign currency forward-exchange contracts	$55	$2	$39	$1
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Forward-starting interest rate swap contracts	$(2)	$1	$(13)	$3
Foreign exchange derivative instruments	$(74)	$2	$(107)	$18
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Foreign exchange derivative instruments	$5	$4	$10	$8
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.

14 |

10. Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
Finished goods	$1,041	$996
Work-in-process	1,027	933
Raw materials and supplies	371	377
Inventories	$2,439	$2,306
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2024	$1,515	$1,209	$2,724
Other(a)	—	34	34
Balance, June 30, 2025	$1,515	$1,243	$2,758
(a)     Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,294 million and $3,260 million as of June 30, 2025 and December 31, 2024, respectively. Accumulated goodwill impairment losses were $536 million as of June 30, 2025 and December 31, 2024.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2025			As of December 31, 2024
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,926	$(1,270)	$656	$1,891	$(1,175)	$716
Brands and tradenames	362	(246)	116	367	(246)	121
Other	290	(204)	86	278	(197)	81
Total finite-lived intangible assets	2,578	(1,720)	858	2,536	(1,618)	918
Indefinite-lived intangible assets:
Brands and tradenames	67	—	67	66	—	66
In-process research and development	144	—	144	136	—	136
Product rights	6	—	6	7	—	7
Total indefinite-lived intangible assets	217	—	217	209	—	209
Identifiable intangible assets	$2,795	$(1,720)	$1,075	$2,745	$(1,618)	$1,127
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $41 million and $80 million three and six months ended June 30, 2025, respectively and $42 million and $86 million for the three and six months ended June 30, 2024, respectively.
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

15 |

The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Stock options / stock appreciation rights	$3	$3	$6	$6
RSUs / DSUs	13	11	24	21
PSUs	6	5	9	10
Share-based compensation expense—total(a)	$22	$19	$39	$37
(a) For the three and six months ended June 30, 2025 and 2024, we capitalized less than $1 million of share-based compensation expense to inventory.
During the six months ended June 30, 2025, the company granted 320,498 stock options with a weighted-average exercise price of $156.80 per stock option and a weighted-average fair value of $40.22 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 4.38%; expected dividend yield of 1.27%; expected stock price volatility of 26.42%; and expected term of 4.3 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2025, the company granted 570,063 RSUs with a weighted-average grant date fair value of $156.87 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2025, the company granted 148,130 PSUs with a weighted-average grant date fair value of $171.21 per PSU. Beginning in 2025, the units underlying the PSUs will be earned and vested over a three-year performance period in two tranches, each subject to an independent achievement condition: (1) a market condition comprising the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 Health Care index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR); and (2) a performance condition comprising a three-year average annual operational revenue growth metric (average PSU operational revenue growth). PSUs that are earned and vested based upon a market condition are accounted for at fair-value using a Monte Carlo simulation model and PSUs that are earned and vested based upon a performance condition are accounted for at fair-value using the closing price of Zoetis common stock on the date of grant. The Monte Carlo weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 Health Care index companies, which were 27.6% and 29.8%, respectively. Depending on the company’s Relative TSR performance and the average PSU operational revenue growth at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate. PSU amortization for units that are earned and vested based upon the average PSU operational revenue growth is adjusted for subsequent changes in the expected outcome of the performance-related condition.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of June 30, 2025, there was $4.9 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains	Loss
Balance, December 31, 2024	$89	$62	$(1,091)	$—	$(940)
Other comprehensive (loss)/income, net of tax	(17)	(107)	187	—	63
Balance, June 30, 2025	$72	$(45)	$(904)	$—	$(877)

Balance, December 31, 2023	$85	$18	$(944)	$2	$(839)
Other comprehensive (loss)/income, net of tax	(1)	18	(23)	—	(6)
Balance, June 30, 2024	$84	$36	$(967)	$2	$(845)

16 |

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	June 30,		June 30,
	2025	2024	2025	2024
Numerator
Net income before allocation to noncontrolling interests	$718	$624	$1,349	$1,223
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to Zoetis Inc.	$718	$624	$1,349	$1,223
Denominator
Weighted-average common shares outstanding	445.1	455.5	446.3	456.7
Common stock equivalents: stock options, RSUs, PSUs and DSUs	0.4	0.5	0.4	0.7
Weighted-average common and potential dilutive shares outstanding	445.5	456.0	446.7	457.4
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.61	$1.37	$3.02	$2.68
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.61	$1.37	$3.02	$2.67
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three and six months ended June 30, 2025 and 2024.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2025, recorded amounts for the estimated fair value of these indemnifications were not material.
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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
U.S.
Revenue	$1,356	$1,308
Cost of sales	208	232
Gross profit	1,148	1,076
Gross margin	84.7%	82.3%
Operating expenses(b)	218	204
Other (income)/deductions-net	—	—
U.S. Earnings	930	872	$22	$21

International
Revenue(c)	1,070	1,035
Cost of sales	314	342
Gross profit	756	693
Gross margin	70.7%	67.0%
Operating expenses(b)	173	175
Other (income)/deductions-net	—	—
International Earnings	583	518	25	25

Total operating segments	1,513	1,390	47	46

Other business activities	(134)	(142)	13	11
Reconciling Items:
Corporate	(321)	(299)	29	33
Purchase accounting adjustments	(33)	(35)	33	35
Acquisition and divestiture-related costs	(1)	(5)	—	—
Certain significant items	(47)	(70)	—	—
Other unallocated	(75)	(59)	1	2
Total Earnings(d)	$902	$780	$123	$127
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, advertising and promotions, other marketing expenses, and freight and logistics costs.
(c)    Revenue denominated in euros was $241 million and $237 million for the three months ended June 30, 2025 and 2024, respectively.
(d)    Defined as income before provision for taxes on income.

19 |

	Earnings		Depreciation and Amortization(a)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
U.S.
Revenue	$2,539	$2,471
Cost of sales	407	449
Gross profit	2,132	2,022
Gross margin	84.0%	81.8%
Operating expenses(b)	423	394
Other (income)/deductions-net	—	—
U.S. Earnings	1,709	1,628	$45	$45

International
Revenue(c)	2,078	2,042
Cost of sales	616	655
Gross profit	1,462	1,387
Gross margin	70.4%	67.9%
Operating expenses(b)	327	334
Other (income)/deductions-net	1	—
International Earnings	1,134	1,053	48	48

Total operating segments	2,843	2,681	93	93

Other business activities	(263)	(274)	24	20
Reconciling Items:
Corporate	(592)	(587)	58	65
Purchase accounting adjustments	(65)	(72)	65	72
Acquisition and divestiture-related costs	(1)	(5)	—	—
Certain significant items	(53)	(76)	—	—
Other unallocated	(157)	(140)	2	3
Total Earnings(d)	$1,712	$1,527	$242	$253
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, advertising and promotions, other marketing expenses, and freight and logistics costs.
(c)    Revenue denominated in euros was $468 million and $460 million for the six months ended June 30, 2025 and 2024, respectively.
(d)    Defined as income before provision for taxes on income.
17. Subsequent Event
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impact of these provisions on our condensed consolidated financial statements, including the effect on our effective tax rate and deferred tax assets in 2025 and future periods.

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
A summary of our 2025 performance compared with the comparable 2024 periods follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational(a)
Revenue	$2,460	$2,361	4	(1)	5
Net income attributable to Zoetis	718	624	15	5	10
Adjusted net income(a)	783	711	10	3	7

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational(a)
Revenue	$4,680	$4,551	3	(2)	5
Net income attributable to Zoetis	1,349	1,223	10	4	6
Adjusted net income(a)	1,445	1,345	7	3	4
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
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: tariffs and other trade protection measures, the decline in global macroeconomic conditions, competitive dynamics, geopolitical tensions with and economic uncertainty in certain markets, inflation, global supply chain disruption, variability in distributor inventory stocking levels as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, disease outbreaks, product and geographic mix, timing of price increases and timing of investment decisions.
Tariffs and Trade Protection Measures
Our business is subject to risks related to, among other factors, tariffs and other trade protection measures put in the place by the United States or other countries, as well as U.S. international trade relations, including those with China, Canada and the European Union. Starting in early 2025, the

21 |

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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2025, approximately 41% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2025, approximately 59% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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

22 |

Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Revenue	$2,460	$2,361	4	$4,680	$4,551	3
Costs and expenses:
Cost of sales	649	668	(3)	1,271	1,311	(3)
% of revenue	26.4%	28.3%		27.2%	28.8%
Selling, general and administrative expenses	617	581	6	1,180	1,128	5
% of revenue	25%	25%		25%	25%
Research and development expenses	172	171	1	329	333	(1)
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	33	35	(6)	65	72	(10)
Restructuring charges and certain acquisition and divestiture-related costs	30	42	(29)	30	46	(35)
Interest expense, net of capitalized interest	53	59	(10)	107	117	(9)
Other (income)/deductions—net	4	25	(84)	(14)	17	*
Income before provision for taxes on income	902	780	16	1,712	1,527	12
% of revenue	37%	33%		37%	34%
Provision for taxes on income	184	156	18	363	304	19
Effective tax rate	20.4%	20.0%		21.2%	19.9%
Net income before allocation to noncontrolling interests	718	624	15	1,349	1,223	10
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to Zoetis	$718	$624	15	$1,349	$1,223	10
% of revenue	29%	26%		29%	27%
*Calculation not meaningful
Revenue
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Total revenue increased by $99 million, or 4%, in the three months ended June 30, 2025, compared with the three months ended June 30, 2024, an increase of $113, or 5%, on an operational basis. Operational revenue growth was primarily due to the following:
•price growth of approximately 4%;
•volume growth from key franchises of approximately 3%; and
•volume growth from other in-line products of approximately 2%, partially offset by:
•volume decrease related to the impact of the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets (MFA divestiture) of approximately 4%.
Foreign exchange decreased reported revenue growth by approximately 1%.

Six months ended June 30, 2025 vs. six months ended June 30, 2024
Total revenue increased by $129 million, or 3%, in the six months ended June 30, 2025, compared with the six months ended June 30, 2024, an increase of $216 million, or 5%, on an operational basis. Operational revenue growth was primarily due to the following:
•price growth of approximately 4%;
•volume growth from key franchises of approximately 3%; and
•volume growth from other in-line products of approximately 2%, partially offset by:
•volume decrease related to the impact of the MFA divestiture of approximately 4%.
Foreign exchange decreased reported revenue growth by approximately 2%.

23 |

Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Cost of sales	$649	$668	(3)	$1,271	$1,311	(3)
% of revenue	26.4%	28.3%		27.2%	28.8%
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Cost of sales as a percentage of revenue was 26.4% in the three months ended June 30, 2025, compared with 28.3% in the three months ended June 30, 2024. The decrease was primarily a result of:
•favorable impact of the MFA divestiture;
•favorable foreign exchange; and
•price increases,
partially offset by:
•unfavorable manufacturing and other costs.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Cost of sales as a percentage of revenue was 27.2% in the six months ended June 30, 2025, compared with 28.8% in the six months ended June 30, 2024. The decrease was primarily a result of:
•favorable foreign exchange;
•favorable impact of the MFA divestiture; and
•price increases,
partially offset by:
•unfavorable manufacturing and other costs.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Selling, general and administrative expenses	$617	$581	6	$1,180	$1,128	5
% of revenue	25%	25%		25%	25%
Three months ended June 30, 2025 vs. three months ended June 30, 2024
SG&A expenses increased by $36 million, or 6%, in the three months ended June 30, 2025, compared with the three months ended June 30, 2024, primarily as a result of:
•higher advertising and promotion expenses;
•an increase in certain significant items;
•an increase in certain compensation-related costs; and
•higher other general and administrative costs,
partially offset by:
•favorable foreign exchange;
•lower bad debt expense; and
•lower logistics and freight costs.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
SG&A expenses increased by $52 million, or 5%, in the six months ended June 30, 2025, compared with the six months ended June 30, 2024, primarily as a result of:
•higher advertising and promotion expenses;
•an increase in certain significant items;
•an increase in certain compensation-related costs;
•higher travel and entertainment costs; and
•higher other general and administrative costs,
partially offset by:
•favorable foreign exchange;
•lower logistics and freight costs; and
•lower bad debt expense.

24 |

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Research and development expenses	$172	$171	1	$329	$333	(1)
% of revenue	7%	7%		7%	7%
Three months ended June 30, 2025 vs. three months ended June 30, 2024
R&D expenses increased by $1 million, or 1%, in the three months ended June 30, 2025, compared with the three months ended June 30, 2024, primarily as a result of:
•an increase in certain compensation-related costs to support innovation and portfolio progression; and
•higher depreciation expense,
partially offset by:
•lower expenses due to timing of spend related to projects and other strategic investments.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
R&D expenses decreased by $4 million, or 1%, in the six months ended June 30, 2025, compared with the six months ended June 30, 2024, primarily as a result of:
•lower expenses due to timing of spend related to projects and other strategic investments, partially offset by:
•an increase in certain compensation-related costs to support innovation and portfolio progression; and
•higher depreciation expense.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Amortization of intangible assets	$33	$35	(6)	$65	$72	(10)
Amortization of intangible assets decreased in the three and six months ended June 30, 2025 and 2024 versus the comparable prior year periods primarily due to assets that became fully amortized in the prior year.

Restructuring charges and certain acquisition and divestiture-related costs
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Restructuring charges and certain acquisition and divestiture-related costs	$30	$42	(29)	$30	$46	(35)
Restructuring charges and certain acquisition and divestiture-related costs in the three and six months ended June 30, 2025 primarily consisted of asset impairment charges and employee termination costs related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.
Restructuring charges and certain acquisition and divestiture-related costs in the three and six months ended June 30, 2024 primarily consisted of employee termination costs related to organizational structure refinements, as well as costs related to the MFA divestiture. Restructuring charges and certain acquisition and divestiture-related costs for the six months ended June 30, 2024 were partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Interest expense, net of capitalized interest	$53	$59	(10)	$107	$117	(9)
Interest expense, net of capitalized interest, decreased in the three and six months ended June 30, 2025 versus the comparable prior year periods primarily as a result of higher capitalized interest in the current periods associated with capital projects to support our future growth.

25 |

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Other (income)/deductions—net	$4	$25	(84)	$(14)	$17	*
* Calculation not meaningful
The change in Other (income)/deductions—net in the three and six months ended June 30, 2025 versus the comparable prior year periods was primarily as a result of the net loss on the sale of our medicated feed additive product portfolio, certain water soluble products and related assets sold in 2024 and lower foreign currency losses in the current periods, partially offset by lower interest income in the current periods.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Provision for taxes on income	$184	$156	18	$363	$304	19
Effective tax rate	20.4%	20.0%		21.2%	19.9%
Our effective tax rate was 20.4% and 20.0% for the three months ended June 30, 2025 and 2024, respectively, and 21.2% and 19.9% for the six months ended June 30, 2025 and 2024, respectively. The higher effective tax rate for the three and six months ended June 30, 2025, compared with the three and six months ended June 30, 2024, was primarily attributable to a lower benefit in the U.S. related to foreign-derived intangible income, higher net discrete tax expenses, partially offset by a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).

26 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Companion animal	$1,176	$1,080	9	—	9
Livestock	180	228	(21)	—	(21)
	1,356	1,308	4	—	4
International
Companion animal	612	569	8	—	8
Livestock	458	466	(2)	(3)	1
	1,070	1,035	3	(2)	5
Total
Companion animal	1,788	1,649	8	—	8
Livestock	638	694	(8)	(2)	(6)
Contract manufacturing & human health	34	18	89	(2)	91
	$2,460	$2,361	4	(1)	5

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Companion animal	$2,149	$1,978	9	—	9
Livestock	390	493	(21)	—	(21)
	2,539	2,471	3	—	3
International
Companion animal	1,185	1,121	6	(3)	9
Livestock	893	921	(3)	(5)	2
	2,078	2,042	2	(4)	6
Total
Companion animal	3,334	3,099	8	(1)	9
Livestock	1,283	1,414	(9)	(3)	(6)
Contract manufacturing & human health	63	38	66	(4)	70
	$4,680	$4,551	3	(2)	5

27 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Revenue	$1,356	$1,308	4	—	4
Cost of Sales	208	232	(10)	—	(10)
Gross Profit	1,148	1,076	7	—	7
Gross Margin	84.7%	82.3%
Operating Expenses	218	204	7	—	7
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	930	872	7	—	7

International
Revenue	1,070	1,035	3	(2)	5
Cost of Sales	314	342	(8)	(9)	1
Gross Profit	756	693	9	2	7
Gross Margin	70.7%	67.0%
Operating Expenses	173	175	(1)	(3)	2
Other (income)/deductions-net	—	—	*	*	*
International Earnings	583	518	13	5	8

Total operating segments	1,513	1,390	9	2	7

Other business activities	(134)	(142)	(6)
Reconciling Items:
Corporate	(321)	(299)	7
Purchase accounting adjustments	(33)	(35)	(6)
Acquisition and divestiture-related costs	(1)	(5)	(80)
Certain significant items	(47)	(70)	(33)
Other unallocated	(75)	(59)	27
Total Earnings	$902	$780	16
* Calculation not meaningful

28 |

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Revenue	$2,539	$2,471	3	—	3
Cost of Sales	407	449	(9)	—	(9)
Gross Profit	2,132	2,022	5	—	5
Gross Margin	84.0%	81.8%
Operating Expenses	423	394	7	—	7
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	1,709	1,628	5	—	5

International
Revenue	2,078	2,042	2	(4)	6
Cost of Sales	616	655	(6)	(11)	5
Gross Profit	1,462	1,387	5	(1)	6
Gross Margin	70.4%	67.9%
Operating Expenses	327	334	(2)	(5)	3
Other (income)/deductions-net	1	—	*	*	*
International Earnings	1,134	1,053	8	1	7

Total operating segments	2,843	2,681	6	—	6

Other business activities	(263)	(274)	(4)
Reconciling Items:
Corporate	(592)	(587)	1
Purchase accounting adjustments	(65)	(72)	(10)
Acquisition and divestiture-related costs	(1)	(5)	(80)
Certain significant items	(53)	(76)	(30)
Other unallocated	(157)	(140)	12
Total Earnings	$1,712	$1,527	12
* Calculation not meaningful
Three months ended June 30, 2025 vs. three months ended June 30, 2024
U.S. operating segment
U.S. segment revenue increased by $48 million, or 4%, in the three months ended June 30, 2025, compared with the three months ended June 30, 2024, reflecting an increase of $96 million in companion animal products, partially offset by a $48 million reduction in livestock products.
•Companion animal revenue increased primarily due to increased sales of Simparica Trio®, key dermatology products and small animal vaccines, partially offset by lower sales of our mAb products for OA pain, Librela® and Solensia®.
•Livestock revenue decreased primarily due to the impact of the MFA divestiture across cattle, poultry and swine products.
U.S. segment earnings increased by $58 million, or 7%, in the three months ended June 30, 2025, compared with the three months ended June 30, 2024, primarily due to higher revenue and lower cost of sales, partially offset by higher operating expenses, as well as the impact of the MFA divestiture.
International operating segment
International segment revenue increased by $35 million in the three months ended June 30, 2025 compared with the three months ended June 30, 2024. Operational revenue increased by $49 million, or 5%, driven by growth of $44 million in companion animal products and $5 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our key dermatology products and our Simparica® franchise products.
•Livestock operational revenue growth was due to increased sales in our fish and swine products, partially offset by lower sales of poultry products. Excluding the impact of the MFA divestiture, livestock revenue increased across all species. Sales of swine products increased due to timing of the expected impact of macroenvironment conditions, primarily in China. Sales of our fish products grew due to increased vaccine sales in Norway and Chile. Sales of poultry products grew due to higher demand for vaccines in key poultry markets, as well as price, and sales of cattle products grew largely due to price.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $14 million, or 2%, primarily driven by the Brazilian real, Mexican peso, Argentinian peso and Turkish lira.

29 |

International segment earnings increased by $65 million, or 13%, in the three months ended June 30, 2025, compared with the three months ended June 30, 2024. Operational earnings growth was $41 million, or 8%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses, as well as the impact of the MFA divestiture.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
U.S. operating segment
U.S. segment revenue increased by $68 million, or 3%, in the six months ended June 30, 2025, compared with the six months ended June 30, 2024, reflecting an increase of $171 million in companion animal products, partially offset by a $103 million reduction in livestock products.
•Companion animal revenue growth was primarily due to increased sales of Simparica Trio, key dermatology products and small animal diagnostics, partially offset by lower sales of our small animal vaccines.
•Livestock revenue declined primarily due to the impact of the MFA divestiture across cattle, poultry and swine products.
U.S. segment earnings increased by $81 million, or 5%, in the six months ended June 30, 2025, compared with the six months ended June 30, 2024, primarily due to higher revenue and lower cost of sales, partially offset by higher operating expenses, as well as the impact of the MFA divestiture.
International operating segment
International segment revenue increased by $36 million in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Operational revenue increased by $122 million, or 6%, driven by growth of $100 million in companion animal products and $22 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our Simparica franchise products, key dermatology products and our mAb products for OA pain, Librela and Solensia.
•Livestock operational revenue growth was due to increased sales in our cattle and fish products, partially offset by lower sales of poultry products. Excluding the impact of the MFA divestiture, livestock revenue increased across all species. Sales of cattle products grew largely due to price and sales of poultry products grew due to higher demand for vaccines in key poultry markets and price. Sales of our fish products grew due to increased vaccine sales in Norway and Chile. Sales of swine products increased due to timing of the expected impact of macroenvironment conditions, primarily in China.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $86 million, or 4%, primarily driven by the Brazilian real, Mexican peso, Argentinian peso, Turkish lira, Australian dollar and Canadian dollar.
International segment earnings increased by $81 million, or 8%, in the six months ended June 30, 2025, compared with the six months ended June 30, 2024. Operational earnings growth was $76 million, or 7%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses, as well as the impact of the MFA divestiture.
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
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Other business activities net loss decreased by $8 million in the three months ended June 30, 2025, compared with the three months ended June 30, 2024, reflecting a decrease in R&D costs primarily due to timing of spend related to projects and other strategic investments, partially offset by an increase in certain compensation-related costs and depreciation expense.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Other business activities net loss decreased by $11 million in the six months ended June 30, 2025, compared with the six months ended June 30, 2024, reflecting a decrease in R&D costs primarily due to timing of spend related to projects and other strategic investments, partially offset by an increase in certain compensation-related costs and depreciation expense.
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
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Corporate expenses increased by $22 million, or 7%, in the three months ended June 30, 2025, compared with the three months ended June 30, 2024, primarily due to increased investments in information technology and higher compensation related costs, partially offset by favorable foreign exchange.

30 |

Other unallocated expenses increased by $16 million, or 27%, in the three months ended June 30, 2025, compared with the three months ended June 30, 2024, primarily due to higher manufacturing costs and other charges, partially offset by lower inventory obsolescence, freight charges and favorable foreign exchange.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Corporate expenses increased by $5 million, or 1%, in the six months ended June 30, 2025, compared with the six months ended June 30, 2024, primarily due to increased investments in information technology.
Other unallocated expenses increased by $17 million, or 12%, in the six months ended June 30, 2025, compared with the six months ended June 30, 2024, primarily due to higher manufacturing costs and other charges, partially offset by lower inventory obsolescence, freight charges and favorable foreign exchange.
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
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part

31 |

of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be costs related to a major non-acquisition or divestiture-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition or divestiture-related cost-reduction and productivity initiatives; costs related to our business process transformation program; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain asset impairment charges; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
GAAP reported net income attributable to Zoetis	$718	$624	15	$1,349	$1,223	10
Purchase accounting adjustments—net of tax	26	27	(4)	51	56	(9)
Acquisition and divestiture-related costs—net of tax	1	4	(75)	1	4	(75)
Certain significant items—net of tax	38	56	(32)	44	62	(29)
Non-GAAP adjusted net income(a)	$783	$711	10	$1,445	$1,345	7
(a)    The effective tax rate on adjusted pre-tax income was 20.3% and 20.1% for the three months ended June 30, 2025 and 2024, respectively, and 21.1% and 19.9% for the six months ended June 30, 2025 and 2024, respectively.
The higher effective tax rate for the three and six months ended June 30, 2025, compared with the three and six months ended June 30, 2024, was primarily attributable to a lower benefit in the U.S related to foreign-derived intangible income, higher net discrete tax expenses, partially offset by a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$1.61	$1.37	18	$3.02	$2.67	13
Purchase accounting adjustments—net of tax	0.06	0.06	—	0.11	0.12	(8)
Acquisition and divestiture-related costs—net of tax	—	0.01	*	—	0.01	*
Certain significant items—net of tax	0.09	0.12	(25)	0.10	0.14	(29)
Non-GAAP adjusted EPS—diluted	$1.76	$1.56	13	$3.23	$2.94	10
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Interest expense, net of capitalized interest	$53	$59	$107	$117
Interest income	19	24	42	56
Income taxes	200	179	386	335
Depreciation	81	82	160	163
Amortization	9	10	17	18

32 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Purchase accounting adjustments:
Amortization and depreciation	$33	$35	$65	$72
Total purchase accounting adjustments—pre-tax	33	35	65	72
Income taxes(a)	7	8	14	16
Total purchase accounting adjustments—net of tax	26	27	51	56
Acquisition and divestiture-related costs:
Acquisition-related costs	1	1	1	1
Divestiture-related costs	—	4	—	4
Total acquisition and divestiture-related costs—pre-tax	1	5	1	5
Income taxes(a)	—	1	—	1
Total acquisition and divestiture-related costs—net of tax	1	4	1	4
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	7	37	7	41
Business process transformation program(c)	11	—	18	—
Certain asset impairment charges(d)	27	11	27	11
Net loss on sale of business(e)	3	22	3	22
Other	(1)	—	(2)	2
Total certain significant items—pre-tax	47	70	53	76
Income taxes(a)	9	14	9	14
Total certain significant items—net of tax	38	56	44	62
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$65	$87	$96	$122
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.
(b)    For the three and six months ended June 30, 2025, primarily consisted of employee termination costs related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.
For the three and six months ended June 30, 2024, primarily consisted of employee termination costs related to organizational structure refinements. For the six months ended June 30, 2024, charges were partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
(c)     Represents costs related to our multi-year business process transformation program, which includes the implementation of a new enterprise resource planning (ERP) system, related digital technology solutions and other related costs. This comprehensive program is a major global and cross-functional company-wide effort that we believe will transform how we work across our business and contribute to all of our strategic priorities. Due to the nature, scope and magnitude of this investment, these costs are incremental transformational costs that are far in excess of the historical normal level of spending to support operations and are not expected to recur in the foreseeable future.
(d) For the three and six months ended June 30, 2025, represents certain asset impairment charges related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site, as well as charges related to our aquaculture product portfolio.
For the three and six months ended June 30, 2024, represents certain asset impairment charges related to our aquaculture product portfolio.
(e)    Represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets sold in 2024.

33 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Cost of sales:
Purchase accounting adjustments	$1	$1	$2	$2
Business process transformation program	2	—	3	—
Other	(1)	—	(1)	—
Total Cost of sales	2	1	4	2

Selling, general & administrative expenses:
Purchase accounting adjustments	3	3	6	6
Business process transformation program	9	—	15	—
Total Selling, general & administrative expenses	12	3	21	6

Research & development expenses:
Purchase accounting adjustments	1	—	1	1
Total Research & development expenses	1	—	1	1

Amortization of intangible assets:
Purchase accounting adjustments	28	31	56	63
Total Amortization of intangible assets	28	31	56	63

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	1	1	1	1
Divestiture-related costs	—	4	—	4
Employee termination costs	5	37	5	41
Asset impairments	22	—	22	—
Exit costs	2	—	2	—
Total Restructuring charges and certain acquisition and divestiture-related costs	30	42	30	46

Other (income)/deductions—net:
Net loss on sale of business	3	22	3	22
Asset impairment charges	5	11	5	11
Other	—	—	(1)	2
Total Other (income)/deductions—net	8	33	7	35

Provision for taxes on income	16	23	23	31

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$65	$87	$96	$122

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
Analysis of the condensed consolidated balance sheets
June 30, 2025 vs. December 31, 2024
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts increased primarily as a result of higher net sales in the period.
Inventories increased as a result of inventory build-up to support production for the forecasted demand of certain products.
Other current assets increased primarily due to the timing of income taxes paid and the jurisdictional netting of income taxes receivable and income taxes payable, as well as an increase in collateral posted related to derivative contracts, partially offset by the mark-to-market adjustments of derivative instruments.

34 |

The increase in Operating lease right-of-use assets reflects assets acquired through new and amended lease agreements, partially offset by lease amortization, while the increase in Operating lease liabilities primarily reflects an amended lease obligation in the current period, partially offset by lease payments.
The net changes in Noncurrent deferred tax assets, Noncurrent deferred tax liabilities, Income taxes payable and Other taxes payable primarily reflect adjustments to the accrual for the income tax provision, the timing of income tax payments and the tax impact of various acquisitions.
Other noncurrent assets increased primarily due to capitalized cloud computing arrangements implementation costs, partially offset by the mark-to-market adjustments of derivative instruments.
Accounts payable increased as a result of the timing of vendor and value-added tax payments.
Accrued compensation and related items decreased primarily due to the payments of 2024 annual incentive bonuses, savings plan contributions to eligible employees and payments for sales incentive bonuses, partially offset by the accrual of 2025 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
Other noncurrent liabilities increased primarily due to the mark-to-market adjustments of derivative instruments.
For an analysis of the changes in Total Equity, see the Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders’ Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,		$
(MILLIONS OF DOLLARS)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$1,073	$1,097	$(24)
Investing activities	(422)	(263)	(159)
Financing activities	(1,241)	(1,287)	46
Effect of exchange-rate changes on cash and cash equivalents	38	(14)	52
Net decrease in cash and cash equivalents	$(552)	$(467)	$(85)
Operating activities
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Net cash provided by operating activities was $1,073 million for the six months ended June 30, 2025, compared with $1,097 million for the six months ended June 30, 2024. The decrease in operating cash flows was primarily attributable to the timing of income taxes paid, the timing of receipts and payments in the ordinary course of business and higher inventory build-up of certain products due to increased demand, partially offset by higher net income adjusted by non-cash items.
Investing activities
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Our net cash used in investing activities was $422 million for the six months ended June 30, 2025, compared with net cash used in investing activities of $263 million for the six months ended June 30, 2024. The net cash used in investing activities for the six months ended June 30, 2025 was primarily due to capital expenditures and net payments of derivative instrument activity. The net cash used in investing activities for the six months ended June 30, 2024 was primarily due to capital expenditures, partially offset by net proceeds from derivative instrument activity.
Financing activities
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Our net cash used in financing activities was $1,241 million for the six months ended June 30, 2025, compared with net cash used in financing activities of $1,287 million for the six months ended June 30, 2024. The net cash used in financing activities for the six months ended June 30, 2025 and 2024 was primarily attributable to the purchase of treasury shares, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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

35 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
Cash and cash equivalents	$1,435	$1,987
Accounts receivable, net(a)	1,540	1,316
Current portion of long-term debt	1,350	1,350
Long-term debt	5,231	5,220
Working capital	2,557	2,574
Ratio of current assets to current liabilities	1.76:1	1.75:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the six months ended June 30, 2025 and December 31, 2024, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of June 30, 2025 and December 31, 2024. There were no amounts drawn under the credit facility as of June 30, 2025 or December 31, 2024.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2025, we had access to $53 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of June 30, 2025 and December 31, 2024.
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

36 |

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
Share repurchase program
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of June 30, 2025, there was $4.9 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first six months of 2025, 4.8 million shares were repurchased for $781 million, which excludes a $7 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2025 and December 31, 2024, recorded amounts for the estimated fair value of these indemnifications are not material.
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

37 |

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
•governmental laws and regulations affecting domestic and foreign operations, including without limitation, delays in the United States resulting from federal workforce reductions or hiring freezes, federal agency reorganizations or deregulatory efforts, or existing, new and proposed tax laws and regulations affecting the U.S. or foreign taxation of our business activities, including the imposition of, or increase in, taxes based on gross revenues;
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

38 |

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2025, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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

40 |

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
41 |

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of June 30, 2025, there was $4.9 billion remaining under this program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
June 30, 2025:

	Issuer Purchases of Equity Securities(a)
	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2025	813,748	$151.49	812,772	$5,080,779,779
May 1 - May 31, 2025	537,006	$158.86	536,803	$4,995,501,564
June 1 - June 30, 2025	790,407	$162.72	790,031	$4,866,452,211
	2,141,161	$157.48	2,139,606	$4,866,452,211
(a)    Amounts exclude the impact of excise tax on net share repurchases.
(b)     The company repurchased 1,555 shares during the three-month period ended June 30, 2025 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Compensatory Arrangements of Certain Officers.
Following a periodic review of market terms, on July 31, 2025, the Zoetis Inc. (the “Company”) Board of Directors approved an amendment and restatement of the Zoetis Executive Severance Plan (the “Plan”), in which each of the Company’s named executive officers is a participant. Upon a qualifying termination absent a “change of control,” the material changes to the Plan include increases to the number of months of base salary severance, the multiple applied to the participant’s target bonus to determine the amount of target bonus severance and the number of months of Company-paid health and life insurance benefits provided to the participant. Upon a qualifying termination that occurs on or within 24 months of a “change of control,” the material changes to the Plan include increases to the number of months of Company-paid health and life insurance coverage provided to the participant and the addition of a pro-rata annual bonus for the year of termination based on the target bonus pro-rated for the length of service and through the date of termination. The Plan also provides for a new “better-net” cutback that provides that any payments and benefits under the Plan will be reduced to the extent that they would be subject to an excise tax under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, unless the executive officer would be better off on an after-tax basis receiving all such payments and benefits and paying his or her own excise tax.
The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, which is filed herewith as Exhibit 10.1.
42 |

Item 6.    Exhibits

Exhibit 10.1	Zoetis Executive Severance Plan, as amended and restated effective July 31, 2025 *
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contracts or compensatory plans or arrangements

43 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

August 5, 2025	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

August 5, 2025	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

44 |