Form 10-Q
period 2025-09-30
Zoetis Inc.
filed 2025-11-04
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2025, there were 440,693,214 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2025	2024	2025	2024
Revenue	$2,400	$2,388	$7,080	$6,939
Costs and expenses:
Cost of sales	683	701	1,954	2,012
Selling, general and administrative expenses	579	565	1,759	1,693
Research and development expenses	170	167	499	500
Amortization of intangible assets	32	35	97	107
Restructuring charges and certain acquisition and divestiture-related costs	4	5	34	51
Interest expense, net of capitalized interest	58	57	165	174
Other (income)/deductions—net	(13)	(16)	(27)	1
Income before provision for taxes on income	887	874	2,599	2,401
Provision for taxes on income	166	182	529	486
Net income before allocation to noncontrolling interests	721	692	2,070	1,915
Less: Net income/(loss) attributable to noncontrolling interests	—	10	—	10
Net income attributable to Zoetis Inc.	$721	$682	$2,070	$1,905
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.63	$1.51	$4.65	$4.18
Diluted	$1.63	$1.50	$4.65	$4.18
Weighted-average common shares outstanding:
Basic	442.9	452.9	445.2	455.4
Diluted	443.2	453.5	445.6	456.1
Dividends declared per common share	$—	$—	$1.000	$0.864

See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Net income before allocation to noncontrolling interests	$721	$692	$2,070	$1,915
Other comprehensive income/(loss), net of tax(a):
Unrealized losses on derivatives for cash flow hedges, net of tax of $— and $(1) for the three months ended September 30, 2025 and 2024, respectively, and $(5) and $(1) for the nine months ended September 30, 2025 and 2024, respectively	—	(4)	(17)	(5)
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $1 and $(7) for the three months ended September 30, 2025 and 2024, respectively, and $(30) and $(2) for the nine months ended September 30, 2025 and 2024, respectively	6	(23)	(101)	(5)
Foreign currency translation adjustments	53	21	240	(2)
Total other comprehensive income/(loss), net of tax	59	(6)	122	(12)
Comprehensive income before allocation to noncontrolling interests	780	686	2,192	1,903
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	10	—	10
Comprehensive income attributable to Zoetis Inc.	$780	$676	$2,192	$1,893
(a) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets
Cash and cash equivalents(a)	$2,084	$1,987
Accounts receivable, less allowance for doubtful accounts of $18 in 2025 and $18 in 2024	1,541	1,316
Inventories	2,465	2,306
Other current assets	493	377
Total current assets	6,583	5,986
Property, plant and equipment, less accumulated depreciation of $2,872 in 2025 and $2,635 in 2024	3,600	3,391
Operating lease right-of-use assets	292	219
Goodwill	2,764	2,724
Identifiable intangible assets, less accumulated amortization	1,040	1,127
Noncurrent deferred tax assets	587	540
Other noncurrent assets	293	250
Total assets	$15,159	$14,237

Liabilities and Equity
Current portion of long-term debt	$—	$1,350
Accounts payable	410	433
Dividends payable	—	224
Accrued expenses	809	746
Accrued compensation and related items	337	441
Income taxes payable	152	93
Other current liabilities	99	125
Total current liabilities	1,807	3,412
Long-term debt, net of discount and issuance costs	7,069	5,220
Noncurrent deferred tax liabilities	147	167
Operating lease liabilities	204	174
Other taxes payable	270	272
Other noncurrent liabilities	264	222
Total liabilities	9,761	9,467
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 441,464,339 and 448,743,073 shares outstanding at September 30, 2025, and December 31, 2024, respectively	5	5
Treasury stock, at cost, 60,426,904 and 53,418,170 shares of common stock at September 30, 2025 and December 31, 2024, respectively	(8,606)	(7,445)
Additional paid-in capital	1,224	1,182
Retained earnings	13,593	11,968
Accumulated other comprehensive loss	(818)	(940)
Total Zoetis Inc. equity	5,398	4,770
Equity attributable to noncontrolling interests	—	—
Total equity	5,398	4,770
Total liabilities and equity	$15,159	$14,237
(a) As of September 30, 2025 and December 31, 2024, includes $4 million and $2 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended September 30, 2025
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2025	501.9	$5	57.9	$(8,226)	$1,203	$12,872	$(877)	$—	$4,977
Net income	—	—	—	—	—	721	—	—	721
Other comprehensive income	—	—	—	—	—	—	59	—	59
Share-based compensation awards (a)	—	—	—	1	21	—	—	—	22
Treasury stock acquired (b)	—	—	2.5	(381)	—	—	—	—	(381)
Balance, September 30, 2025	501.9	$5	60.4	$(8,606)	$1,224	$13,593	$(818)	$—	$5,398

Three months ended September 30, 2024
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2024	501.9	$5	48.0	$(6,464)	$1,146	$11,124	$(845)	$(6)	$4,960
Net income	—	—	—	—	—	682	—	10	692
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Share-based compensation awards (a)	—	—	—	2	17	—	—	—	19
Treasury stock acquired (b)	—	—	2.3	(427)	—	—	—	—	(427)
Balance, September 30, 2024	501.9	$5	50.3	$(6,889)	$1,163	$11,806	$(851)	$—	$5,234

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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED) - Continued

Nine months ended September 30, 2025
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2024	501.9	$5	53.4	$(7,445)	$1,182	$11,968	$(940)	$—	$4,770
Net income	—	—	—	—	—	2,070	—	—	2,070
Other comprehensive income	—	—	—	—	—	—	122	—	122
Share-based compensation awards (a)	—	—	(0.3)	8	42	—	—	—	50
Treasury stock acquired (b)	—	—	7.3	(1,169)	—	—	—	—	(1,169)
Dividends declared	—	—	—	—	—	(445)	—	—	(445)
Balance, September 30, 2025	501.9	$5	60.4	$(8,606)	$1,224	$13,593	$(818)	$—	$5,398

Nine months ended September 30, 2024
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
Net income	—	—	—	—	—	1,905	—	10	1,915
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Share-based compensation awards (a)	—	—	(0.5)	15	30	—	—	—	45
Treasury stock acquired (b)	—	—	7.3	(1,307)	—	—	—	—	(1,307)
Dividends declared	—	—	—	—	—	(394)	—	—	(394)
Balance, September 30, 2024	501.9	$5	50.3	$(6,889)	$1,163	$11,806	$(851)	$—	$5,234

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(MILLIONS OF DOLLARS)	2025	2024
Operating Activities
Net income before allocation to noncontrolling interests	$2,070	$1,915
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	366	374
Share-based compensation expense	61	55
Asset write-offs and asset impairments	39	16
Net loss on sale of business, excluding transaction costs	3	22
Provision for losses on inventory	52	71
Deferred taxes	(4)	(186)
Settlement of derivative contracts	11	—
Other non-cash adjustments	(9)	11
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(184)	(134)
Inventories	(212)	(113)
Other assets	(175)	(14)
Accounts payable	(30)	5
Other liabilities	(3)	36
Other tax accounts, net	26	(10)
Net cash provided by operating activities	2,011	2,048
Investing Activities
Capital expenditures	(460)	(439)
Acquisitions, net of cash acquired	(10)	(8)
Purchase of investments	(6)	(4)
(Payments of)/proceeds from derivative instrument activity, net	(105)	11
Proceeds from sale of business, net of cash sold and working capital adjustments	(4)	—
Net proceeds from sale of assets	1	1
Other investing activities	2	(2)
Net cash used in investing activities	(582)	(441)
Financing Activities
Decrease in short-term borrowings, net	—	(3)
Proceeds from issuance of long-term debt—senior notes, net of discount	1,848	—
Principal payments on long-term debt	(1,350)	—
Payment of debt issuance costs	(14)	—
Payment of consideration related to previous acquisitions	—	(5)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(12)	(10)
Purchases of treasury stock, including excise taxes paid	(1,175)	(1,305)
Cash dividends paid	(669)	(592)
Other financing activities	(3)	—
Net cash used in financing activities	(1,375)	(1,915)
Effect of exchange-rate changes on cash and cash equivalents	43	(19)
Net increase/(decrease) in cash and cash equivalents	97	(327)
Cash and cash equivalents at beginning of period	1,987	2,041
Cash and cash equivalents at end of period	$2,084	$1,714
Supplemental cash flow information
Cash paid during the period for:
Income taxes(a)	$582	$657
Interest, net of capitalized interest	225	205
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	56	46
Financing cash flows - finance leases	2	1
Non-cash transactions:
Capital expenditures	3	4
Excise tax accrued on net share repurchases, not paid	11	12
Lease obligations obtained in exchange for right-of-use assets - operating	61	39
Lease obligations obtained in exchange for right-of-use assets - finance	1	—
(a)     For the nine months ended September 30, 2025, includes $133 million related to the purchase of transferable federal tax credits.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 31, 2025 and 2024.
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
Recently Issued Accounting Standards
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance amendments add a new scope exception in ASC 815 for certain contracts and clarifies the accounting for share-based payments to a customer. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The guidance amendments remove all references to a prescriptive and sequential software development method, also referred to as “project stages” throughout Subtopic 350-40, and specify new requirements for determining when to begin capitalization of capitalizable project costs. The amendments in this update are effective for all entities for annual reporting period beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
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

8 |

The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
United States	$1,322	$1,346	$3,861	$3,817
Australia	87	83	245	239
Brazil	100	101	281	301
Canada	70	66	210	202
Chile	29	31	99	93
China	45	61	177	205
France	40	36	113	111
Germany	62	57	171	166
Italy	35	31	102	95
Japan	34	33	115	109
Mexico	41	39	116	129
Spain	38	35	108	100
United Kingdom	82	80	236	230
Other developed markets	164	148	459	413
Other emerging markets	228	220	701	670
	2,377	2,367	6,994	6,880
Contract manufacturing & human health	23	21	86	59
Total Revenue	$2,400	$2,388	$7,080	$6,939
Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
U.S.
Companion animal	$1,069	$1,068	$3,218	$3,046
Livestock	253	278	643	771
	1,322	1,346	3,861	3,817
International
Companion animal	583	541	1,768	1,662
Livestock	472	480	1,365	1,401
	1,055	1,021	3,133	3,063
Total
Companion animal	1,652	1,609	4,986	4,708
Livestock	725	758	2,008	2,172
Contract manufacturing & human health	23	21	86	59
Total Revenue	$2,400	$2,388	$7,080	$6,939

9 |

Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Companion Animal:
Dogs and Cats	$1,586	$1,551	$4,783	$4,516
Horses	66	58	203	192
	1,652	1,609	4,986	4,708
Livestock:
Cattle	399	391	1,077	1,132
Swine	111	131	341	388
Poultry	106	139	315	410
Fish	78	70	205	177
Sheep and other	31	27	70	65
	725	758	2,008	2,172
Contract manufacturing & human health	23	21	86	59
Total Revenue	$2,400	$2,388	$7,080	$6,939
Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Parasiticides	$564	$530	$1,799	$1,634
Vaccines	496	468	1,447	1,365
Dermatology	472	453	1,325	1,234
Anti-infectives	284	274	752	819
Pain and sedation	204	219	631	634
Other pharmaceutical	178	169	509	478
Animal health diagnostics	110	101	323	286
Other non-pharmaceutical	64	62	193	188
Medicated feed additives	5	91	15	242
	2,377	2,367	6,994	6,880
Contract manufacturing & human health	23	21	86	59
Total Revenue	$2,400	$2,388	$7,080	$6,939
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2024 and 2023, and subsequently recognized as revenue during each of the first nine months of 2025 and 2024 were $12 million and $4 million, respectively. Contract liabilities as of September 30, 2025 and December 31, 2024 were $18 million.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2025 is not material.
5. Divestitures
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets to Phibro Animal Health for a net purchase price of $299 million. During 2024, we received $303 million in sales proceeds, less cash sold of $11 million, resulting in $292 million net sales proceeds, and recorded a net pre-tax loss of $25 million within Other (income)/deductions—net, subject to final post-closing adjustments. During the nine months ended September 30, 2025, we paid $4 million, net of proceeds received, and recognized an additional loss of $3 million within Other (income)/deductions—net associated with the final post-closing adjustments.
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

10 |

The components of costs incurred in connection with restructuring initiatives, acquisitions and divestitures are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	$—	$—	$1	$1
Divestiture-related costs(a)	—	7	—	11
Restructuring charges, net(b):
Employee termination costs, net	(1)	(2)	4	39
Asset impairment charges	—	—	22	—
Exit costs	5	—	7	—
Total Restructuring charges and certain acquisition and divestiture-related costs	$4	$5	$34	$51
(a) Divestiture-related costs related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(b) Restructuring charges for the three and nine months ended September 30, 2025 primarily related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.
Restructuring charges for the nine months ended September 30, 2024 primarily related to organizational structure refinements, partially offset by a reversal of costs as a result of a change in strategy from our 2015 operational efficiency initiative.
The change in our restructuring accrual is as follows:

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2024(a)	$28
Provision	33
Non-cash activity	(22)
Utilization and other(b)	(21)
Balance, September 30, 2025(a)	$18
(a)    At September 30, 2025 and December 31, 2024, included in Accrued expenses ($16 million and $26 million, respectively) and Other noncurrent liabilities ($2 million).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Interest income	$(26)	$(23)	$(68)	$(79)
Identifiable intangible asset impairment charges(a)	—	—	5	11
Net loss on sale of business(b)	—	—	3	22
Foreign currency loss(c)	13	5	35	42
Other, net	—	2	(2)	5
Other (income)/deductions—net	$(13)	$(16)	$(27)	$1
(a) For the nine months ended September 30, 2025 and 2024, represents charges related to our aquaculture product portfolio.
(b) Represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets in 2024. For additional information, see Note 5. Divestitures.
(c) Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We do not currently expect OBBBA to have a material impact on our financial results, including the effect on our effective tax rate and deferred tax assets and liabilities in 2025 and future periods.
A. Taxes on Income
Our effective tax rate was 18.7% and 20.8% for the three months ended September 30, 2025 and 2024, respectively. The lower effective tax rate for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was primarily attributable to higher net

11 |

discrete tax benefits, partially offset by a lower benefit in the U.S. related to foreign-derived intangible income and a less favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
Our effective tax rate was 20.4% and 20.2% for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was primarily attributable to a lower benefit in the U.S. related to foreign-derived intangible income, partially offset by higher net discrete tax benefits and a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
In 2024, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2025 and 2026. A portion of this benefit was recognized during the three and nine months ended September 30, 2025.
B. Deferred Taxes
As of September 30, 2025, the total net deferred income tax asset of $440 million is included in Noncurrent deferred tax assets ($587 million) and Noncurrent deferred tax liabilities ($147 million).
As of December 31, 2024, the total net deferred income tax asset of $373 million is included in Noncurrent deferred tax assets ($540 million) and Noncurrent deferred tax liabilities ($167 million).
C. Tax Contingencies
Uncertain Tax Positions
As of September 30, 2025, the net tax liabilities associated with uncertain tax positions of $220 million (exclusive of interest and penalties related to uncertain tax positions of $49 million) are included in Other taxes payable.
As of December 31, 2024, the net tax liabilities associated with uncertain tax positions of $213 million (exclusive of interest and penalties related to uncertain tax positions of $38 million) are included in Other taxes payable.
Our tax liabilities for uncertain tax positions relate primarily to issues common among multinational corporations. Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate. We do not expect that within the next twelve months any of our uncertain tax positions could significantly change as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of uncertain tax positions and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.
Status of Tax Audits and Potential Impact on Accrual for Uncertain Tax Positions
We are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 and 2018. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report (RAR) for the adjustments identified in the NOPA and a protest was filed with the IRS on November 15, 2024. As of September 30, 2025, the additional tax liability, based on the income adjustment proposed by the IRS under the RAR, is approximately $450 million, excluding interest and penalties.
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
9. Financial Instruments
A. Debt
Credit Facilities
In August 2025, we entered into a revolving credit agreement with a syndicate of banks providing for a multi-year $1.25 billion senior unsecured revolving credit facility (the credit facility), which expires in August 2030. The credit facility replaces the company’s previous revolving credit facility. Subject to certain conditions, we have the right to increase the credit facility to up to $1.75 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of September 30, 2025 and December 31, 2024. There were no amounts drawn under the credit facility as of September 30, 2025 or under the previous revolving credit facility as of December 31, 2024.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2025, we had access to $60 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2025 and December 31, 2024.

12 |

Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2025 and December 31, 2024, there was no commercial paper outstanding under this program.
Senior Notes and Other Long-Term Debt
On August 18, 2025, we issued $850 million aggregate principal amount of 4.150% senior notes due 2028 and $1.00 billion aggregate principal amount of 5.000% senior notes due 2035 (collectively, 2025 senior notes), with an original issue discount of $2 million. The net proceeds were used to redeem in full the $600 million aggregate principal amount of our 5.400% 2022 senior notes due 2025 and the $750 million aggregate principal amount of our 4.500% 2015 senior notes due 2025 on August 28, 2025 and September 17, 2025, respectively, and the remainder is being used for general corporate purposes.
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
The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
4.500% 2015 senior notes due 2025	$—	$750
5.400% 2022 senior notes due 2025	—	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
4.150% 2025 senior notes due 2028	850	—
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
5.000% 2025 senior notes due 2035	1,000	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	7,150	6,650
Unamortized debt discount / debt issuance costs	(64)	(54)
Less current portion of long-term debt	—	1,350
Cumulative fair value adjustment for interest rate swap contracts	(17)	(26)
Long-term debt, net of discount and issuance costs	$7,069	$5,220
The fair value of our long-term debt was $6,770 million and $6,097 million as of September 30, 2025 and December 31, 2024, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).
The following table provides the principal amount of debt outstanding, as of September 30, 2025, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2025	2026	2027	2028	2029	2029	Total
Maturities	$—	$—	$750	$1,350	$—	$5,050	$7,150
Interest Expense
Interest expense, net of capitalized interest, was $58 million and $165 million for the three and nine months ended September 30, 2025, respectively, and $57 million and $174 million for the three and nine months ended September 30, 2024, respectively. Capitalized interest expense was $12 million and $34 million for the three and nine months ended September 30, 2025, respectively, and $9 million and $26 million for the three and nine months ended September 30, 2024, respectively.
B. Derivative Financial Instruments
Foreign Exchange Risk
A significant portion of our revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs

13 |

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
•During the period from 2019 to August 2025, we entered into forward-starting interest rate swaps with an aggregate notional value of $700 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to refinance our 4.500% 2015 and 5.400% 2022 senior notes due 2025. Upon issuance of our 2025 senior notes, we terminated these contracts and received $11 million in cash from the counterparties for settlement. The settlement amount, which represented the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income (offset to Interest expense, net of capitalized interest) over the life of the 5.000% 2025 senior notes due 2035.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of September 30, 2025, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three and nine months ended September 30, 2025 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.

14 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	September 30,	December 31,
(MILLIONS)	2025	2024
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$2,048	$2,070

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	925	800
Danish krone	400	475
Swiss franc	25	25

Forward-starting interest rate swaps	$—	$300

Fixed-to-floating interest rate swap contracts	$250	$250
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2025	2024
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$10	$18
Foreign currency forward-exchange contracts	Other noncurrent assets	1	—
Foreign currency forward-exchange contracts	Other current liabilities	(6)	(6)
Total derivatives not designated as hedging instruments		$5	$12

Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other noncurrent assets	$—	$26
Foreign exchange derivative instruments	Other current assets	7	55
Foreign exchange derivative instruments	Other noncurrent assets	—	4
Foreign exchange derivative instruments	Other current liabilities	(15)	—
Foreign exchange derivative instruments	Other noncurrent liabilities	(52)	—
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(17)	(26)
Total derivatives designated as hedging instruments		(77)	59
Total derivatives		$(72)	$71
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At September 30, 2025, there was $78 million of collateral posted related to derivative instruments recorded in Other current assets. At December 31, 2024, there was $51 million of collateral received and $20 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Foreign currency forward-exchange contracts	$5	$11	$44	$12
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

15 |

The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Forward-starting interest rate swap contracts	$(7)	$(3)	$(20)	$—
Foreign exchange derivative instruments	$6	$(23)	$(101)	$(5)
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Foreign exchange derivative instruments	$6	$4	$16	$12
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
Finished goods	$1,076	$996
Work-in-process	1,037	933
Raw materials and supplies	352	377
Inventories	$2,465	$2,306
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2024	$1,515	$1,209	$2,724
Other(a)	—	40	40
Balance, September 30, 2025	$1,515	$1,249	$2,764
(a)     Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,300 million and $3,260 million as of September 30, 2025 and December 31, 2024, respectively. Accumulated goodwill impairment losses were $536 million as of September 30, 2025 and December 31, 2024.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2025			As of December 31, 2024
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,938	$(1,312)	$626	$1,891	$(1,175)	$716
Brands and tradenames	362	(248)	114	367	(246)	121
Other	291	(207)	84	278	(197)	81
Total finite-lived intangible assets	2,591	(1,767)	824	2,536	(1,618)	918
Indefinite-lived intangible assets:
Brands and tradenames	66	—	66	66	—	66
In-process research and development	144	—	144	136	—	136
Product rights	6	—	6	7	—	7
Total indefinite-lived intangible assets	216	—	216	209	—	209
Identifiable intangible assets	$2,807	$(1,767)	$1,040	$2,745	$(1,618)	$1,127

16 |

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $39 million and $119 million for the three and nine months ended September 30, 2025, respectively, and $42 million and $128 million for the three and nine months ended September 30, 2024, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Stock options / stock appreciation rights	$3	$2	$9	$8
RSUs / DSUs	14	10	38	31
PSUs	5	6	14	16
Share-based compensation expense—total(a)	$22	$18	$61	$55
(a) For the three and nine months ended September 30, 2025 and 2024, we capitalized less than $1 million of share-based compensation expense to inventory.
During the nine months ended September 30, 2025, the company granted 320,498 stock options with a weighted-average exercise price of $156.80 per stock option and a weighted-average fair value of $40.22 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 4.38%; expected dividend yield of 1.27%; expected stock price volatility of 26.42%; and expected term of 4.3 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2025, the company granted 581,771 RSUs with a weighted-average grant date fair value of $156.75 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2025, the company granted 148,130 PSUs with a weighted-average grant date fair value of $171.21 per PSU. Beginning in 2025, the units underlying the PSUs will be earned and vested over a three-year performance period in two tranches, each subject to an independent achievement condition: (1) a market condition comprising the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 Health Care index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR); and (2) a performance condition comprising a three-year average annual operational revenue growth metric (average PSU operational revenue growth). PSUs that are earned and vested based upon a market condition are accounted for at fair-value using a Monte Carlo simulation model and PSUs that are earned and vested based upon a performance condition are accounted for at fair-value using the closing price of Zoetis common stock on the date of grant. The Monte Carlo weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 Health Care index companies, which were 27.6% and 29.8%, respectively. Depending on the company’s Relative TSR performance and the average PSU operational revenue growth at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate. PSU amortization for units that are earned and vested based upon the average PSU operational revenue growth is adjusted for subsequent changes in the expected outcome of the performance-related condition.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of September 30, 2025, there was $4.5 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.

17 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains	Loss
Balance, December 31, 2024	$89	$62	$(1,091)	$—	$(940)
Other comprehensive (loss)/income, net of tax	(17)	(101)	240	—	122
Balance, September 30, 2025	$72	$(39)	$(851)	$—	$(818)

Balance, December 31, 2023	$85	$18	$(944)	$2	$(839)
Other comprehensive loss, net of tax	(5)	(5)	(2)	—	(12)
Balance, September 30, 2024	$80	$13	$(946)	$2	$(851)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	September 30,		September 30,
	2025	2024	2025	2024
Numerator
Net income before allocation to noncontrolling interests	$721	$692	$2,070	$1,915
Less: Net income/(loss) attributable to noncontrolling interests	—	10	—	10
Net income attributable to Zoetis Inc.	$721	$682	$2,070	$1,905
Denominator
Weighted-average common shares outstanding	442.9	452.9	445.2	455.4
Common stock equivalents: stock options, RSUs, PSUs and DSUs	0.3	0.6	0.4	0.7
Weighted-average common and potential dilutive shares outstanding	443.2	453.5	445.6	456.1
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.63	$1.51	$4.65	$4.18
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.63	$1.50	$4.65	$4.18
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three and nine months ended September 30, 2025 and 2024.
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

18 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Phase II testing began the week of October 14, 2024. Currently, the parties, the prosecutor, the Municipality and their respective technical teams are collaborating to develop a plan to evaluate potential options for waste removal from the site and disposal.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2025, recorded amounts for the estimated fair value of these indemnifications were not material.
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

19 |

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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
U.S.
Revenue	$1,322	$1,346
Cost of sales	222	258
Gross profit	1,100	1,088
Gross margin	83.2%	80.8%
Operating expenses(b)	201	199
Other (income)/deductions-net	—	—
U.S. Earnings	899	889	$25	$20

International
Revenue(c)	1,055	1,021
Cost of sales	331	321
Gross profit	724	700
Gross margin	68.6%	68.6%
Operating expenses(b)	167	157
Other (income)/deductions-net	1	1
International Earnings	556	542	26	25

Total operating segments	1,455	1,431	51	45

Other business activities	(140)	(137)	14	9
Reconciling Items:
Corporate	(306)	(306)	26	31
Purchase accounting adjustments	(32)	(35)	32	35
Acquisition and divestiture-related costs	—	(7)	—	—
Certain significant items	(7)	(1)	—	—
Other unallocated	(83)	(71)	1	1
Total Earnings(d)	$887	$874	$124	$121
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.

20 |

(b)    Operating expenses primarily consisted of field selling, other marketing expenses, advertising and promotions, and freight and logistics costs.
(c)    Revenue denominated in euros was $252 million and $234 million for the three months ended September 30, 2025 and 2024, respectively.
(d)    Defined as income before provision for taxes on income.

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
U.S.
Revenue	$3,861	$3,817
Cost of sales	629	707
Gross profit	3,232	3,110
Gross margin	83.7%	81.5%
Operating expenses(b)	624	593
Other (income)/deductions-net	—	—
U.S. Earnings	2,608	2,517	$70	$65

International
Revenue(c)	3,133	3,063
Cost of sales	947	976
Gross profit	2,186	2,087
Gross margin	69.8%	68.1%
Operating expenses(b)	494	491
Other (income)/deductions-net	2	1
International Earnings	1,690	1,595	74	73

Total operating segments	4,298	4,112	144	138

Other business activities	(403)	(411)	38	29
Reconciling Items:
Corporate	(898)	(893)	84	96
Purchase accounting adjustments	(97)	(107)	97	107
Acquisition and divestiture-related costs	(1)	(12)	—	—
Certain significant items	(60)	(77)	—	—
Other unallocated	(240)	(211)	3	4
Total Earnings(d)	$2,599	$2,401	$366	$374
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, advertising and promotions, other marketing expenses, and freight and logistics costs.
(c)    Revenue denominated in euros was $720 million and $694 million for the nine months ended September 30, 2025 and 2024, respectively.
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
A summary of our 2025 performance compared with the comparable 2024 periods follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational(a)
Revenue	$2,400	$2,388	1	1	—
Net income attributable to Zoetis	721	682	6	1	5
Adjusted net income(a)	754	716	5	—	5

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational(a)
Revenue	$7,080	$6,939	2	(1)	3
Net income attributable to Zoetis	2,070	1,905	9	3	6
Adjusted net income(a)	2,199	2,061	7	3	4
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

22 |

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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2025, approximately 41% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2025, approximately 59% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by approximately 1% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Revenue	$2,400	$2,388	1	$7,080	$6,939	2
Costs and expenses:
Cost of sales	683	701	(3)	1,954	2,012	(3)
% of revenue	28.5%	29.4%		27.6%	29.0%
Selling, general and administrative expenses	579	565	2	1,759	1,693	4
% of revenue	24%	24%		25%	24%
Research and development expenses	170	167	2	499	500	—
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	32	35	(9)	97	107	(9)
Restructuring charges and certain acquisition and divestiture-related costs	4	5	(20)	34	51	(33)
Interest expense, net of capitalized interest	58	57	2	165	174	(5)
Other (income)/deductions—net	(13)	(16)	(19)	(27)	1	*
Income before provision for taxes on income	887	874	1	2,599	2,401	8
% of revenue	37%	37%		37%	35%
Provision for taxes on income	166	182	(9)	529	486	9
Effective tax rate	18.7%	20.8%		20.4%	20.2%
Net income before allocation to noncontrolling interests	721	692	4	2,070	1,915	8
Less: Net income/(loss) attributable to noncontrolling interests	—	10	*	—	10	*
Net income attributable to Zoetis	$721	$682	6	$2,070	$1,905	9
% of revenue	30%	29%		29%	27%
*Calculation not meaningful
Revenue
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Total revenue increased by $12 million, or 1%, in the three months ended September 30, 2025, compared with the three months ended September 30, 2024. Operational revenue was relatively flat primarily due to the following:
•price growth of approximately 4%; and
•volume growth from other in-line products of approximately 1%, offset by:
•volume decrease related to the impact of the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets (MFA divestiture) of approximately 4%; and
•volume decrease from key franchises of approximately 1%.
Foreign exchange increased reported revenue growth by approximately 1%.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Total revenue increased by $141 million, or 2%, in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, an increase of $206 million, or 3%, on an operational basis. Operational revenue growth was primarily due to the following:
•price growth of approximately 4%;
•volume growth from key franchises of approximately 2%; and
•volume growth from other in-line products of approximately 1%, partially offset by:
•volume decrease related to the impact of the MFA divestiture of approximately 4%.
Foreign exchange decreased reported revenue growth by approximately 1%.

24 |

Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Cost of sales	$683	$701	(3)	$1,954	$2,012	(3)
% of revenue	28.5%	29.4%		27.6%	29.0%
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Cost of sales as a percentage of revenue was 28.5% in the three months ended September 30, 2025, compared with 29.4% in the three months ended September 30, 2024. The decrease was primarily a result of:
•price increases;
•favorable impact of the MFA divestiture; and
•favorable foreign exchange,
partially offset by:
•unfavorable manufacturing and other costs.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Cost of sales as a percentage of revenue was 27.6% in the nine months ended September 30, 2025, compared with 29.0% in the nine months ended September 30, 2024. The decrease was primarily a result of:
•price increases;
•favorable impact of the MFA divestiture; and
•favorable foreign exchange,
partially offset by:
•unfavorable manufacturing and other costs.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Selling, general and administrative expenses	$579	$565	2	$1,759	$1,693	4
% of revenue	24%	24%		25%	24%
Three months ended September 30, 2025 vs. three months ended September 30, 2024
SG&A expenses increased by $14 million, or 2%, in the three months ended September 30, 2025, compared with the three months ended September 30, 2024, primarily as a result of:
•unfavorable foreign exchange;
•an increase in certain significant items;
•an increase in certain compensation-related costs; and
•higher other general and administrative costs,
partially offset by:
•lower depreciation expense; and
•lower advertising and promotion expenses.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
SG&A expenses increased by $66 million, or 4%, in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, primarily as a result of:
•an increase in certain significant items;
•an increase in certain compensation-related costs;
•higher advertising and promotion expenses;
•higher travel and entertainment costs; and
•higher other general and administrative costs,
partially offset by:
•lower depreciation expense;
•favorable foreign exchange; and
•lower logistics and freight costs.

25 |

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Research and development expenses	$170	$167	2	$499	$500	—
% of revenue	7%	7%		7%	7%
Three months ended September 30, 2025 vs. three months ended September 30, 2024
R&D expenses increased by $3 million, or 2%, in the three months ended September 30, 2025, compared with the three months ended September 30, 2024, primarily as a result of:
•higher depreciation expense,
partially offset by:
•lower expenses due to timing of spend related to projects and other strategic investments.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
R&D expenses were relatively flat in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, primarily as a result of:
•lower expenses due to timing of spend related to projects and other strategic investments, partially offset by:
•higher depreciation expense; and
•an increase in certain compensation-related costs to support innovation and portfolio progression.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Amortization of intangible assets	$32	$35	(9)	$97	$107	(9)
Amortization of intangible assets decreased in the three and nine months ended September 30, 2025 versus the comparable prior year periods primarily due to assets that became fully amortized in the prior year.

Restructuring charges and certain acquisition and divestiture-related costs
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Restructuring charges and certain acquisition and divestiture-related costs	$4	$5	(20)	$34	$51	(33)
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Restructuring charges and certain acquisition and divestiture-related costs in the three months ended September 30, 2025 primarily related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site. Restructuring charges and certain acquisition and divestiture-related costs in the three months ended September 30, 2024 primarily consisted of costs related to the MFA divestiture.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Restructuring charges and certain acquisition and divestiture-related costs in the nine months ended September 30, 2025 primarily related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site. Restructuring charges and certain acquisition and divestiture-related costs in the nine months ended September 30, 2024 primarily related to organizational structure refinements and costs related to the MFA divestiture, partially offset by a reversal of costs as a result of a change in strategy from our 2015 operational efficiency initiative.

26 |

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Interest expense, net of capitalized interest	$58	$57	2	$165	$174	(5)
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Interest expense, net of capitalized interest, increased in the three months ended September 30, 2025 versus the comparable prior year period primarily as a result of a higher average debt balance in the current period, partially offset by higher capitalized interest in the current period associated with capital projects to support our future growth.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Interest expense, net of capitalized interest, decreased in the nine months ended September 30, 2025 versus the comparable prior year period primarily as a result of higher capitalized interest in the current period associated with capital projects to support our future growth, partially offset by a higher average debt balance in the current period.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Other (income)/deductions—net	$(13)	$(16)	(19)	$(27)	$1	*
* Calculation not meaningful
Three months ended September 30, 2025 vs. three months ended September 30, 2024
The change in Other (income)/deductions—net in the three months ended September 30, 2025 versus the comparable prior year period was primarily as a result of higher foreign currency losses in the current period, partially offset by higher interest income in the current period.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
The change in Other (income)/deductions—net in the nine months ended September 30, 2025 versus the comparable prior year period was primarily as a result of the net loss on the sale of our medicated feed additive product portfolio, certain water soluble products and related assets in 2024 and lower foreign currency losses in the current period, partially offset by lower interest income in the current period.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
Provision for taxes on income	$166	$182	(9)	$529	$486	9
Effective tax rate	18.7%	20.8%		20.4%	20.2%
Our effective tax rate was 18.7% and 20.8% for the three months ended September 30, 2025 and 2024, respectively. The lower effective tax rate for the three months ended September 30, 2025, compared with the three months ended September 30, 2024, was primarily attributable to higher net discrete tax benefits, partially offset by a lower benefit in the U.S. related to foreign-derived intangible income and a less favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
Our effective tax rate was 20.4% and 20.2% for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, was primarily attributable to a lower benefit in the U.S. related to foreign-derived intangible income, partially offset by higher net discrete tax benefits and a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).

27 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Companion animal	$1,069	$1,068	—	—	—
Livestock	253	278	(9)	—	(9)
	1,322	1,346	(2)	—	(2)
International
Companion animal	583	541	8	4	4
Livestock	472	480	(2)	1	(3)
	1,055	1,021	3	2	1
Total
Companion animal	1,652	1,609	3	1	2
Livestock	725	758	(4)	1	(5)
Contract manufacturing & human health	23	21	10	—	10
	$2,400	$2,388	1	1	—

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Companion animal	$3,218	$3,046	6	—	6
Livestock	643	771	(17)	—	(17)
	3,861	3,817	1	—	1
International
Companion animal	1,768	1,662	6	(1)	7
Livestock	1,365	1,401	(3)	(4)	1
	3,133	3,063	2	(2)	4
Total
Companion animal	4,986	4,708	6	—	6
Livestock	2,008	2,172	(8)	(3)	(5)
Contract manufacturing & human health	86	59	46	(2)	48
	$7,080	$6,939	2	(1)	3

28 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Revenue	$1,322	$1,346	(2)	—	(2)
Cost of Sales	222	258	(14)	—	(14)
Gross Profit	1,100	1,088	1	—	1
Gross Margin	83.2%	80.8%
Operating Expenses	201	199	1	—	1
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	899	889	1	—	1

International
Revenue	1,055	1,021	3	2	1
Cost of Sales	331	321	3	1	2
Gross Profit	724	700	3	2	1
Gross Margin	68.6%	68.6%
Operating Expenses	167	157	6	3	3
Other (income)/deductions-net	1	1	*	*	*
International Earnings	556	542	3	3	—

Total operating segments	1,455	1,431	2	1	1

Other business activities	(140)	(137)	2
Reconciling Items:
Corporate	(306)	(306)	—
Purchase accounting adjustments	(32)	(35)	(9)
Acquisition and divestiture-related costs	—	(7)	*
Certain significant items	(7)	(1)	*
Other unallocated	(83)	(71)	17
Total Earnings	$887	$874	1
* Calculation not meaningful

29 |

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2025	2024	Total	Exchange	Operational
U.S.
Revenue	$3,861	$3,817	1	—	1
Cost of Sales	629	707	(11)	—	(11)
Gross Profit	3,232	3,110	4	—	4
Gross Margin	83.7%	81.5%
Operating Expenses	624	593	5	—	5
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	2,608	2,517	4	—	4

International
Revenue	3,133	3,063	2	(2)	4
Cost of Sales	947	976	(3)	(7)	4
Gross Profit	2,186	2,087	5	1	4
Gross Margin	69.8%	68.1%
Operating Expenses	494	491	1	(2)	3
Other (income)/deductions-net	2	1	*	*	*
International Earnings	1,690	1,595	6	1	5

Total operating segments	4,298	4,112	5	1	4

Other business activities	(403)	(411)	(2)
Reconciling Items:
Corporate	(898)	(893)	1
Purchase accounting adjustments	(97)	(107)	(9)
Acquisition and divestiture-related costs	(1)	(12)	(92)
Certain significant items	(60)	(77)	(22)
Other unallocated	(240)	(211)	14
Total Earnings	$2,599	$2,401	8
* Calculation not meaningful
Three months ended September 30, 2025 vs. three months ended September 30, 2024
U.S. operating segment
U.S. segment revenue decreased by $24 million, or 2%, in the three months ended September 30, 2025, compared with the three months ended September 30, 2024, reflecting a $25 million reduction in livestock products, partially offset by an increase of $1 million in companion animal products.
•Companion animal revenue increased primarily due to increased sales of our parasiticides portfolio, including Simparica® and Revolution® franchises, diagnostics and key dermatology products, partially offset by lower sales of our mAb products for OA pain, Librela® and Solensia®.
•Livestock revenue decreased primarily due to the impact of the MFA divestiture across cattle, swine and poultry products.
U.S. segment earnings increased by $10 million, or 1%, in the three months ended September 30, 2025, compared with the three months ended September 30, 2024, primarily due to higher gross profit, partially offset by the impact of the MFA divestiture.
International operating segment
International segment revenue increased by $34 million in the three months ended September 30, 2025 compared with the three months ended September 30, 2024. Operational revenue increased by $12 million, or 1%, driven by growth of $25 million in companion animal products, partially offset by a decrease of $13 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our parasiticide portfolio, including both Simparica and Revolution/Stronghold® franchises, and our key dermatology products.
•Livestock operational revenue decreased primarily due to lower sales of poultry and swine products, partially offset by increased sales in our cattle, fish and sheep products. Excluding the impact of the MFA divestiture, livestock revenue increased across all species. Sales of cattle products grew largely due to price. Sales of poultry products grew due to key account penetration and price.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by $22 million, or 2%, primarily driven by the euro and UK pound.

30 |

International segment earnings increased by $14 million, or 3%, in the three months ended September 30, 2025, compared with the three months ended September 30, 2024. Operational earnings growth was primarily due to higher gross profit, partially offset by the impact of the MFA divestiture and higher operating expenses.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
U.S. operating segment
U.S. segment revenue increased by $44 million, or 1%, in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, reflecting an increase of $172 million in companion animal products, partially offset by a $128 million reduction in livestock products.
•Companion animal revenue growth was primarily due to increased sales of Simparica Trio, key dermatology products and small animal diagnostics, partially offset by lower sales of Librela.
•Livestock revenue declined primarily due to the impact of the MFA divestiture across cattle, poultry and swine products.
U.S. segment earnings increased by $91 million, or 4%, in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, primarily due to higher gross profit, partially offset by the impact of the MFA divestiture and higher operating expenses.
International operating segment
International segment revenue increased by $70 million in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Operational revenue increased by $134 million, or 4%, driven by growth of $125 million in companion animal products and $9 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our Simparica franchise products, key dermatology products and our mAb products for OA pain, Librela and Solensia.
•Livestock operational revenue growth was due to increased sales in our cattle and fish products, partially offset by lower sales of poultry products. Excluding the impact of the MFA divestiture, livestock revenue increased across all species. Sales of cattle products grew largely due to price and sales of poultry products grew due to higher demand for vaccines in key poultry markets and price. Sales of our fish products grew due to increased vaccine sales in Norway and Chile. Sales of swine products increased due to timing of the expected impact of macroenvironment conditions, primarily in China, and higher demand for vaccines.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by $64 million, or 2%, primarily driven by the Brazilian real, Mexican peso, Argentinian peso, Turkish lira, Australian dollar and Canadian dollar.
International segment earnings increased by $95 million, or 6%, in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024. Operational earnings growth was $76 million, or 5%, primarily due to higher gross profit, partially offset by the impact of the MFA divestiture.
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
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Other business activities net loss increased by $3 million in the three months ended September 30, 2025, compared with the three months ended September 30, 2024, reflecting an increase in certain compensation-related costs and depreciation expense, partially offset by a decrease in R&D costs primarily due to timing of spend related to projects and other strategic investments.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Other business activities net loss decreased by $8 million in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, reflecting a decrease in R&D costs primarily due to timing of spend related to projects and other strategic investments, as well as contract manufacturing results, partially offset by an increase in certain compensation-related costs and depreciation expense.
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
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Corporate expenses were flat in the three months ended September 30, 2025, compared with the three months ended September 30, 2024, primarily due to lower depreciation expense, offset by unfavorable foreign exchange.

31 |

Other unallocated expenses increased by $12 million, or 17%, in the three months ended September 30, 2025, compared with the three months ended September 30, 2024, primarily due to higher manufacturing costs and other charges, unfavorable foreign exchange and higher freight charges.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Corporate expenses increased by $5 million, or 1%, in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, primarily due to an increase in compensation-related costs, partially offset by favorable foreign exchange.
Other unallocated expenses increased by $29 million, or 14%, in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024, primarily due to higher manufacturing costs and other charges, partially offset by lower inventory obsolescence, freight charges and favorable foreign exchange.
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
Certain significant items
Adjusted net income is calculated excluding certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be nonrecurring; or items that relate to products that we no longer sell. While not all-

32 |

inclusive, examples of items that could be included as certain significant items would be costs related to a major non-acquisition or divestiture-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition or divestiture-related cost-reduction and productivity initiatives; costs related to our business process transformation program; amounts related to disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain asset impairment charges; adjustments related to the resolution of certain tax positions; significant currency devaluation; the impact of adopting certain significant, event-driven tax legislation; or charges related to legal matters. See Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies. Our normal, ongoing defense costs or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2025	2024	Change	2025	2024	Change
GAAP reported net income attributable to Zoetis	$721	$682	6	$2,070	$1,905	9
Purchase accounting adjustments—net of tax	24	27	(11)	75	83	(10)
Acquisition and divestiture-related costs—net of tax	—	5	*	1	9	(89)
Certain significant items—net of tax	9	2	*	53	64	(17)
Non-GAAP adjusted net income(a)	$754	$716	5	$2,199	$2,061	7
(a)    The effective tax rate on adjusted pre-tax income was 18.6% and 20.8% for the three months ended September 30, 2025 and 2024, respectively, and 20.2% and 20.3% for the nine months ended September 30, 2025 and 2024, respectively.
The lower effective tax rate for the three and nine months ended September 30, 2025, compared with the three and nine months ended September 30, 2024, was primarily attributable to higher net discrete tax benefits, partially offset by a lower benefit in the U.S related to foreign-derived intangible income and a less favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2025	2024	Change	2025	2024	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$1.63	$1.50	9	$4.65	$4.18	11
Purchase accounting adjustments—net of tax	0.05	0.06	(17)	0.16	0.18	(11)
Acquisition and divestiture-related costs—net of tax	—	0.01	*	—	0.02	*
Certain significant items—net of tax	0.02	0.01	*	0.12	0.14	(14)
Non-GAAP adjusted EPS—diluted	$1.70	$1.58	8	$4.93	$4.52	9
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Interest expense, net of capitalized interest	$58	$57	$165	$174
Interest income	26	23	68	79
Income taxes	172	191	558	526
Depreciation	84	79	244	242
Amortization	8	7	25	25

33 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Purchase accounting adjustments:
Amortization and depreciation	$32	$35	$97	$107
Total purchase accounting adjustments—pre-tax	32	35	97	107
Income taxes(a)	8	8	22	24
Total purchase accounting adjustments—net of tax	24	27	75	83
Acquisition and divestiture-related costs:
Acquisition-related costs	—	—	1	1
Divestiture-related costs(b)	—	7	—	11
Total acquisition and divestiture-related costs—pre-tax	—	7	1	12
Income taxes(a)	—	2	—	3
Total acquisition and divestiture-related costs—net of tax	—	5	1	9
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(c)	4	(2)	11	39
Business process transformation program(d)	8	—	26	—
Certain asset impairment charges(e)	—	—	27	11
Net loss on sale of business(f)	—	—	3	22
Other	(5)	3	(7)	5
Total certain significant items—pre-tax	7	1	60	77
Income taxes(a)	(2)	(1)	7	13
Total certain significant items—net of tax	9	2	53	64
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$33	$34	$129	$156
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.
(b)    Represents costs related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets.
(c)    For the three and nine months ended September 30, 2025, primarily related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.
For the nine months ended September 30, 2024, primarily related to organizational structure refinements, partially offset by a reversal of costs as a result of a change in strategy from our 2015 operational efficiency initiative.
(d)     Represents costs related to our multi-year business process transformation program, which includes the implementation of a new enterprise resource planning (ERP) system, related digital technology solutions and other related costs. This comprehensive program is a major global and cross-functional company-wide effort that we believe will transform how we work across our business and contribute to all of our strategic priorities. Due to the nature, scope and magnitude of this investment, these costs are incremental transformational costs that are far in excess of the historical normal level of spending to support operations and are not expected to recur in the foreseeable future.
(e) For the nine months ended September 30, 2025, represents charges related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site, as well as charges related to our aquaculture product portfolio.
For the nine months ended September 30, 2024, represents charges related to our aquaculture product portfolio.
(f)    Represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets in 2024.

34 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2025	2024	2025	2024
Cost of sales:
Purchase accounting adjustments	$1	$1	$3	$3
Business process transformation program	1	—	4	—
Other	(1)	1	(2)	1
Total Cost of sales	1	2	5	4

Selling, general and administrative expenses:
Purchase accounting adjustments	2	3	8	9
Business process transformation program	7	—	22	—
Other	—	2	—	2
Total Selling, general and administrative expenses	9	5	30	11

Research and development expenses:
Purchase accounting adjustments	1	1	2	2
Total Research and development expenses	1	1	2	2

Amortization of intangible assets:
Purchase accounting adjustments	28	30	84	93
Total Amortization of intangible assets	28	30	84	93

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	—	—	1	1
Divestiture-related costs	—	7	—	11
Employee termination costs	(1)	(2)	4	39
Asset impairments	—	—	22	—
Exit costs	5	—	7	—
Total Restructuring charges and certain acquisition and divestiture-related costs	4	5	34	51

Other (income)/deductions—net:
Net loss on sale of business	—	—	3	22
Asset impairment charges	—	—	5	11
Other	(4)	—	(5)	2
Total Other (income)/deductions—net	(4)	—	3	35

Provision for taxes on income	6	9	29	40

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$33	$34	$129	$156
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
Analysis of the condensed consolidated balance sheets
September 30, 2025 vs. December 31, 2024
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

35 |

Property, plant and equipment, less accumulated depreciation increased as a result of capital spending, partially offset by depreciation expense.
The increase in Operating lease right-of-use assets reflects assets acquired through new and amended lease agreements, partially offset by lease amortization, while the increase in Operating lease liabilities primarily reflects an amended lease obligation in the current period, partially offset by lease payments.
Identifiable intangible assets, less accumulated amortization decreased primarily due to amortization expense. See Note 11. Goodwill and Other Intangible Assets of the Notes to Condensed Consolidated Financial Statements.
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
Accounts payable decreased as a result of the timing of vendor and value-added tax payments.
Accrued expenses increased primarily as a result of increases in accrued third-party inventory and accrued contract rebates, as well as the timing of payments for other accrued expenses.
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
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,		$
(MILLIONS OF DOLLARS)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$2,011	$2,048	$(37)
Investing activities	(582)	(441)	(141)
Financing activities	(1,375)	(1,915)	540
Effect of exchange-rate changes on cash and cash equivalents	43	(19)	62
Net increase/(decrease) in cash and cash equivalents	$97	$(327)	$424
Operating activities
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Net cash provided by operating activities was $2,011 million for the nine months ended September 30, 2025, compared with $2,048 million for the nine months ended September 30, 2024. The decrease in operating cash flows was primarily attributable to to the timing of income taxes paid, higher inventory build-up of certain products due to increased demand and the timing of receipts and payments in the ordinary course of business, partially offset by higher net income adjusted by non-cash items.
Investing activities
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Our net cash used in investing activities was $582 million for the nine months ended September 30, 2025, compared with $441 million for the nine months ended September 30, 2024. The net cash used in investing activities for the nine months ended September 30, 2025 was primarily due to capital expenditures and net payments of derivative instrument activity. The net cash used in investing activities for the nine months ended September 30, 2024 was primarily due to capital expenditures.
Financing activities
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Our net cash used in financing activities was $1,375 million for the nine months ended September 30, 2025, compared with $1,915 million for the nine months ended September 30, 2024. The net cash used in financing activities for the nine months ended September 30, 2025 was primarily attributable to the repayment of the aggregate principal amounts of our 2015 and 2022 senior notes due 2025, the purchase of treasury shares and related excise taxes, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds from the issuance of senior notes in August 2025 and proceeds in connection with the issuance of common stock under our equity incentive plan. The net cash used in financing activities for the nine months ended September 30, 2024 was primarily attributable to the purchase of treasury shares and related payment of excise taxes, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.

36 |

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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2025	2024
Cash and cash equivalents	$2,084	$1,987
Accounts receivable, net(a)	1,541	1,316
Current portion of long-term debt	—	1,350
Long-term debt	7,069	5,220
Working capital	4,776	2,574
Ratio of current assets to current liabilities	3.64:1	1.75:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the periods ended September 30, 2025 and December 31, 2024, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see the Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In August 2025, we entered into a new and restated revolving credit agreement with a syndicate of banks providing for a multi-year $1.3 billion senior unsecured revolving credit facility (the credit facility), which expires in December 2027. The credit facility replaced our previous revolving credit facility. Subject to certain conditions, we have the right to increase the credit facility to up to $1.75 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of September 30, 2025 and December 31, 2024. There were no amounts drawn under the credit facility as of September 30, 2025 or December 31, 2024.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2025, we had access to $60 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2025 and the previous revolving credit facility as of December 31, 2024.
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

37 |

Our outstanding debt securities are as follows:

Description	Principal Amount	Interest Rate	Terms
2017 Senior Notes due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2018 Senior Notes due 2028	$500 million	3.900%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2028
2025 Senior Notes due 2028	$850 million	4.150%	Interest due semi annually, not subject to amortization, aggregate principal due on August 17, 2028
2020 Senior Notes due 2030	$750 million	2.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2030
2022 Senior Notes due 2032	$750 million	5.600%	Interest due semi annually, not subject to amortization, aggregate principal due on November 16, 2032
2025 Senior Notes due 2035	$1,000 million	5.000%	Interest due semi annually, not subject to amortization, aggregate principal due on August 17, 2035
2013 Senior Notes due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Notes due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
2018 Senior Notes due 2048	$400 million	4.450%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2048
2020 Senior Notes due 2050	$500 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2050
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
Share repurchase program
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of September 30, 2025, there was $4.5 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first nine months of 2025, 7.3 million shares were repurchased for $1,158 million, which excludes a $11 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2025 and December 31, 2024, recorded amounts for the estimated fair value of these indemnifications are not material.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruption, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, product strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, anticipated impact of timing of divestitures, interest rates, tax rates, tariffs, trade protection measures, changes in tax regimes and laws, disease outbreaks, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation, taxes and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are

38 |

subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
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

39 |

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of September 30, 2025, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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

41 |

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
42 |

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of September 30, 2025, there was $4.5 billion remaining under this program.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
September 30, 2025:

	Issuer Purchases of Equity Securities(a)
	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2025	709,538	$153.69	708,949	$4,757,495,505
August 1 - August 31, 2025	967,711	$151.24	967,582	$4,611,151,815
September 1 - September 30, 2025	813,872	$149.64	813,231	$4,489,222,124
	2,491,121	$151.42	2,489,762	$4,489,222,124
(a)    Amounts exclude the impact of excise tax on net share repurchases.
(b)     The company repurchased 1,359 shares during the three-month period ended September 30, 2025 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
(a) Rule 10b5-1 Trading Arrangements
Kristin Peck, Chief Executive Officer, adopted a pre-arranged trading plan on September 12, 2025, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Ms. Peck's plan provides for: (i) the sale of up to 20,000 shares of Zoetis common stock between January 2, 2026 and February 18, 2026, upon the exercise of certain vested stock options that have an expiration date of February 18, 2026, (ii) the sale of up to 22,500 shares of Zoetis common stock between March 17, 2026 and December 31, 2026, and (iii) the gifting of up to $300,000 worth of Zoetis common stock to a charitable fund between January 2, 2026 and December 31, 2026.

(b) Departure of Executive Officer
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers.
On October 29, 2025, Dr. Robert J. Polzer, Executive Vice President and President, Research and Development, informed Zoetis Inc. (the “Company”) of his intention to retire from the Company. The Company has appointed Dr. Kevin Esch to succeed Dr. Polzer in this role, effective January 1, 2026.
In connection with Dr. Polzer’s retirement, the Company entered into a Letter Agreement (the “Letter Agreement”) with Dr. Polzer. The Letter Agreement provides that Dr. Polzer will continue in his role as Executive Vice President, and President, Research and Development through December 31, 2025. Effective as of January 1, 2026, Dr. Polzer will remain employed by the Company as a non-executive officer of the Company through February 28, 2026 (the “Retirement Date”), during which time he will assist in the proper transition of his duties and responsibilities to his successor and will continue receiving his current annual base salary and employment benefits. For calendar year 2026, Dr. Polzer will also be eligible to receive an annual incentive award equal to his 2025 target annual bonus percentage, pro-rated based on his days of employment through the Retirement Date. In connection with his retirement, Dr. Polzer’s outstanding equity awards will receive retirement treatment under the existing terms and conditions of such awards. Dr. Polzer will not be entitled to any severance benefits pursuant to the Company’s Executive Severance Plan.
Following the Retirement Date, Dr. Polzer will serve as a non-employee consultant to the Company through December 31, 2026, during which time he will be available to continue the orderly transition of his duties and responsibilities and will provide scientific advisory services to the Company. Subject to compliance with the terms of the Letter Agreement and the execution of a release agreement, Dr. Polzer will receive a monthly consulting fee of $80,000.
The foregoing description of the Letter Agreement is qualified in its entirety by reference to the full text of the Letter Agreement, which is filed herewith as Exhibit 10.2.
43 |

Item 6.    Exhibits

Exhibit 4.1	Seventh Supplemental Indenture, dated August 18, 2025, between the Company and Deutsche Bank
Trust Company (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 18, 2025 (File No. 001-35797)
Exhibit 4.2	Form of 4.150% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to Zoetis Inc.’s
Current Report on Form 8-K filed on August 18, 2025 (File No. 001-35797)
Exhibit 4.3	Form of 5.000% Senior Notes due 2035 (incorporated by reference to Exhibit 4.4 to Zoetis Inc.’s
Current Report on Form 8-K filed on August 18, 2025 (File No. 001-35797)
Exhibit 10.1	Revolving Credit Agreement dated as of August 27, 2025, among Zoetis Inc., the lender party thereto, the issuing banks party thereto and JPMorgan Chase Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Zoetis Inc.’s Current Report on Form 8-K filed on August 27, 2025
(File No. 001-35797)
Exhibit 10.2	Letter Agreement by and between Zoetis Inc. and Dr. Robert J. Polzer, dated October 29, 2025
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

44 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

November 4, 2025	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

November 4, 2025	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

45 |