Form 10-K
period 2025-12-31
Zoetis Inc.
filed 2026-02-12
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $69,233 million. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant's common stock as of February 6, 2026 was 422,127,709 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders (hereinafter referred to as the “2026 Proxy Statement”) are incorporated into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
Zoetis Inc. is a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health. We have a diversified business, commercializing products across eight core species: dogs, cats and horses (collectively, companion animals) and cattle, swine, poultry, fish and sheep (collectively, livestock); and within seven major product categories: parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical and animal health diagnostics. With a legacy of nearly 75 years, we continue to pioneer ways to predict, prevent, detect, and treat animal illness, supporting those raising and caring for animals worldwide - from veterinarians and pet owners to livestock producers.
We were incorporated in Delaware in July 2012 and prior to that the company was a business unit of Pfizer Inc. (Pfizer). The address of our principal executive offices is 10 Sylvan Way, Parsippany, New Jersey 07054. Unless the context requires otherwise, references to “Zoetis,” “the company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (2025 Annual Report) refer to Zoetis Inc., a Delaware corporation, and its subsidiaries. In addition, unless the context requires otherwise, references to “Pfizer” in this 2025 Annual Report refer to Pfizer Inc., a Delaware corporation, and its subsidiaries.
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
As a result of these differences, among other things, we organize and operate our business in two segments:
•United States (U.S.) with revenue of $5,097 million, or 54% of total revenue for the year ended December 31, 2025; and
•International with revenue of $4,254 million, or 45% of total revenue for the year ended December 31, 2025.
Within each of these operating segments, we offer a diversified product portfolio for both companion animal and livestock customers so that we can capitalize on local trends and customer needs.
In addition, our Client Supply Services (CSS) organization, which provides contract manufacturing services to third parties, and our human health products, together represented approximately 1% of our total revenue for the year ended December 31, 2025.
Our 2025 revenue for the U.S. and key international markets, together with the percentage of revenue attributable to companion animal and livestock products in those markets, is as follows:

(MILLIONS OF DOLLARS)	Revenue	Companion Animal	Livestock
United States	$5,097	83%	17%
Total International	$4,254	56%	44%
Australia	$329	53%	47%
Brazil	$393	38%	62%
Canada	$290	61%	39%
Chile	$139	24%	76%
China	$227	72%	28%
France	$165	68%	32%
Germany	$236	80%	20%
Italy	$137	81%	19%
Japan	$154	71%	29%
Mexico	$160	41%	59%
Spain	$145	60%	40%
United Kingdom	$325	79%	21%
Other Developed	$641	48%	52%
Other Emerging	$913	47%	53%
1 |

For additional information regarding our performance in each of our operating segments and the impact of foreign exchange rates, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements—Note 4. Revenue and Note 19. Segment Information. In 2026, we expect to eliminate the one-month lag in reporting of our subsidiaries operating outside the U.S. and align the fiscal years of the subsidiaries within our U.S. segment and the subsidiaries within our International segment. For additional information regarding the expected fiscal year alignment of our subsidiaries operating outside the U.S. and the impact thereof, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements-Note 2. Basis of Presentation.
Our 2025 reported revenue for each segment, by species, is as follows:

2025 United States Segment Revenue - By Species

Poultry
3%
Swine
1%
Cattle
13%
Horses
4%
Dogs/Cats
79%

2025 International Segment Revenue - By Species

Fish
7%
Sheep and other
2%
Poultry
7%
Swine
9%
Dogs/Cats
53%
Cattle
19%
Horses
3%

2 |

Products
Over the course of our history, we have focused on developing a diverse portfolio of animal health products that deliver solutions across the continuum of care. We typically refer to all products with the same primary active pharmaceutical or biological ingredient(s) as a single product line, even if such products include different brands, dosages, formulations or indicated species. For vaccines, we typically consider a group of vaccines as a single product line if they share the same brand. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock within each of our major product categories.
Our companion animal products help extend and improve the quality of life for pets; increase convenience and compliance for pet owners; and help veterinarians improve the quality of their care and the efficiency of their businesses. Growth in the companion animal medicines, vaccines and diagnostics sectors is driven by increases in spending on pet care, economic development and related increases in disposable income. Companion animals are also living longer, deepening the human-animal bond, receiving increased medical treatment and benefiting from advances in animal health medicines, vaccines and diagnostics. Companion animal products represented approximately 70% of our revenue for the year ended December 31, 2025.
Our livestock products focus on predicting, preventing, detecting and treating diseases, with the understanding that veterinarians and livestock producers must have the tools at their disposal to treat disease expeditiously, which in turn enables the sustainable production of safe, high-quality animal protein. Human population growth and increased standards of living continue to drive demand for increased production of quality animal protein. Population growth leads to greater consumption of natural resources, driving a need for innovative solutions to increase sustainability and productivity. As global food security takes on heightened importance, producers are tasked with facilitating a high quality, safe and reliable food supply. Livestock products represented approximately 29% of our revenue for the year ended December 31, 2025.
In addition, our CSS organization, which provides contract manufacturing services to third parties, and our human health diagnostics products, together represented approximately 1% of our total revenue for the year ended December 31, 2025.
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
•other pharmaceutical: hormones, cardiopulmonary, topical and oral hygiene therapeutics, central nervous system drugs, diuretics, antiemetic, euthanasia, hepato-digestive products and other categories; and
•animal health diagnostics: testing and analysis of blood, urine and other animal samples and related products and services, including point-of-care diagnostic products, instruments and reagents, rapid immunoassay tests, reference laboratory kits and services and blood glucose monitors.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals, as well as products and services in biodevices, genetic testing and precision animal health.
As part of our growth strategy, we focus on the discovery and development of new chemical, biopharmaceutical and biological entities, as well as product lifecycle innovation, primarily through our research and development (R&D) group. Historically, a substantial portion of our products and revenue has been the result of product lifecycle innovation where we actively work to broaden the value of existing products by developing new claims, extending to additional species, developing more convenient formulations, modifications and combinations, and by expanding usage into more countries. For example, the first product in our Simparica® (sarolaner) product line, a monthly oral chewable tablet to prevent fleas and ticks, was launched in February 2016. In 2020, we expanded the franchise with Simparica Trio®, which combines sarolaner with moxidectin and pyrantel, expanding the spectrum of protection for dogs to include fleas, ticks, heartworm and gastro-intestinal nematodes. Over the years we have generated significant lifecycle enhancements for these brands including claims for the prevention of flea tapeworm infections and prevention of infections with Borrelia burgdorferi which causes Lyme disease in dogs. The active ingredient in our Simparica products (sarolaner) is also utilized in our Revolution® Plus/Stronghold® Plus (selamectin/sarolaner) brands which are indicated for the treatment of fleas, ticks, ear mites, ear mites, lice and gastrointestinal worms and the prevention of heartworm disease in cats.
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
3 |

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
•Dectomax®-CA1 Injectable, the first parasite control product for the prevention and treatment of New World screwworm myiasis in cattle, received conditional approval in the U.S. from the FDA in 2025;
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
•Lenivia® (izenivetmab), the first and only long-acting injectable mAb therapy, with a three-month dosing interval, for the alleviation of osteoarthritis (OA) pain in dogs, was approved in the EU and Canada in 2025;
•Librela® (bedinvetmab), the first and only injectable mAb therapy for monthly alleviation of OA pain in dogs, was approved in the EU in 2020 and has since been approved in other key markets globally, including the U.S. in 2023;
•Portela® (relfovetmab), the first and only long-acting injectable mAb therapy, with a three-month dosing interval, for the alleviation of OA pain in cats, was approved in the EU and Canada in 2025;
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
•ProHeart® 6 (moxidectin), a twice a year injection to prevent heartworm disease in dogs 6 months of age and older, was approved in the U.S. in 2001; In 2019, ProHeart® 12 (moxidectin), a once-yearly injection to prevent heartworm disease in dogs 12 months of age and older was approved in the U.S.;
•Protivity®, a modified-live bacterial vaccine that is effective in protecting healthy beef and dairy cattle against respiratory disease caused by Mycoplasma bovis (M. bovis), was approved in the U.S. and Canada in 2022, the EU and Mexico in 2023 and the U.K. in 2024;
•Revolution Plus/Stronghold Plus (selamectin/sarolaner), a topical combination product that treats ticks, fleas, ear mites, lice and gastrointestinal worms and prevents heartworm disease in cats, received EU approval in 2017 and has since been approved in other key markets globally, including the U.S., and since 2024 has received approval in key markets globally for new claims related to the treatment and control of lone star tick infestations, flea tapeworm and efficacy against notoedres mange, making it the only parasiticide for cats on the market to defend against four types of ticks;
•Simparica (sarolaner) Chewables, a monthly chewable tablet for dogs to control fleas and ticks, was approved in the EU in 2015, the U.S. in 2016 and has since been approved in other key markets globally. Simparica Trio, a triple combination parasiticide for dogs, was approved in the EU and Canada in 2019, the U.S. in 2020 and has since been approved in other key markets globally. In 2024, Simparica Chewables and Simparica Trio received U.S. approval for new claims related to the treatment and control of lone star tick infestations. In 2025, Simparica Trio received approval in key markets globally for a new label indication to prevent flea tapeworm infections by killing fleas in treated dogs. This product is a key internal lifecycle innovation that combines flea and tick treatment (sarolaner) with the prevention of heartworm disease and treatment of gastrointestinal parasites;
•Solensia® (frunevetmab), the first injectable mAb therapy for monthly alleviation of OA pain in cats, was approved in Switzerland in 2020 and has since been approved in other key markets globally, including the EU and the U.S.; and
•Vanguard®/Versican® is a market leading vaccine line for dogs intended to help prevent a range of diseases. Since 2016, Zoetis has added new and innovative enhancements to this product line in the U.S. and other key markets with Vanguard crLyme, Vanguard Rapid Resp Intranasal, Vanguard B Oral, Vanguard CIV H3N2/H3N8, Vanguard Recombishield™ and Versican Plus Bb Oral.
We pursue the development of new vaccines for emerging infectious diseases, with an operating philosophy of “first to know and fast to market.” Examples of the successful execution of this strategy include the first SARS-CoV-2 (COVID-19) vaccine to help protect the health and well-being of more than 300 mammalian species living in zoos, aquariums, conservatories and other animal organizations around the world; the first equine vaccine for West Nile virus in the U.S. and EU; the first swine vaccine for pandemic H1N1 influenza virus in the U.S.; the first conditionally licensed vaccine against the pandemic H5N1 bird flu in the U.S. and EU, which we provided to the U.S. Department of Agriculture when it recommended our vaccine be used by the U.S. Fish and Wildlife Service to help protect California condors in 2023; a conditional license for our Avian Influenza, H5N2, Subtype 2 vaccine for use in chickens; a conditionally licensed vaccine to help fight porcine epidemic diarrhea virus (PEDv) in the U.S.; and the first conditionally licensed vaccine to help prevent the H3N2 type of canine influenza that emerged in the U.S.; and the first and only conditionally licensed vaccine for H5N2 in lactating dairy cattle when it spread from poultry to cattle. The H5N2 vaccine is now being used by the National Oceanic and Atmospheric Administration to help protect endangered Hawaiian monk seals. Because approximately 60% of infectious diseases in humans originate in animals (according to Centers for Disease Control and Prevention), we take a "One Health" approach; vaccinating animals can help contain emerging infectious diseases and limit spread to other species, including humans. Since 2020, the company has partnered with Colorado State University to increase our understanding of the potential use of immunomodulators in livestock that could reduce the need for antibiotics, as well as advance our understanding of the biology of key diseases affecting companion animals, which could lead to new therapies that
4 |

can treat chronic health conditions in pets. In 2024, the company started a collaboration with Blacksmith Medicines to discover and develop novel antibiotics for animal health and provide new options for our customers to treat life-threatening infections in livestock.
Additionally, the Pharmaq business of Zoetis is the global leader in vaccines and innovation for aquatic health products. By preventing and treating diseases, we believe these products contribute to an increase in animal welfare and an improvement in food safety while lessening the burden on the environment.
Zoetis enhanced the portfolio of its diagnostic products with the acquisition in 2018 of Abaxis, Inc. (Abaxis), a leading provider of veterinary point-of-care diagnostic instruments, including the Vetscan® portfolio of benchtop and handheld diagnostic instruments and consumables. In 2023, the company enhanced its Vetscan Imagyst® platform by adding artificial intelligence (AI) dermatology and AI fecal for equine, which uses a combination of image recognition technology, algorithms and cloud-based AI to deliver rapid testing results to veterinary clinics. In 2024, the company added AI urine sediment analysis to the Vetscan Imagyst platform and launched Vetscan OptiCellTM a cartridge-based, AI powered hematology analyzer that provides advanced Complete Blood Count (CBC) analysis. In 2025, the company added AI Masses, which detects potentially neoplastic cells, to the Vetscan Imagyst platform. As Zoetis continues to develop additional innovative applications for Vetscan Imagyst, it plans to seamlessly integrate even more new capabilities into the platform, helping veterinarians provide the best possible care for animals.
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
In 2025, the company acquired Veterinary Pathology Group, a leading veterinary diagnostic laboratory group with multiple locations across the U.K. and Ireland.
In 2025, our two top-selling products and product lines, Simparica/Simparica Trio and Apoquel/Apoquel Chewable, contributed approximately 16% and 12%, respectively, of our revenue. Combined with our next three top-selling products and product lines, Cytopoint, Librela and our ceftiofur line, these five products and product lines contributed approximately 42% of our revenue. In 2025, our ten top-selling products and product lines contributed approximately 57% of our revenue.
5 |

Our products and product lines that represented approximately 1% or more of our revenue in 2025, which together comprised approximately 71% of our total revenue, are as follows (listed alphabetically by product category):
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
6 |

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

International Operations
We directly market our products in approximately 45 countries across North America, Europe, Africa, Asia, Australia and South America, and our products are sold in more than 100 countries. Operations outside the U.S. accounted for 45% of our total revenue for the year ended December 31, 2025.
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
Our sales representatives visit our customers, including veterinarians and livestock producers, to provide information and to promote and sell our products and services. Our technical and veterinary operations specialists, who generally have advanced veterinary medicine degrees, provide scientific consulting focused on disease management and herd management, training and education on many topics, including responsible product use. These direct relationships with customers allow us to understand the needs of our customers. Additionally, our sales representatives and technical and veterinary operations specialists partner with customers to provide training and support in areas of disease awareness and treatment protocols, including the use of our products. As a result of these relationships, our sales and consulting visits are typically longer, more meaningful and provide us with better access to customer decision makers as compared to those in human health. In certain markets, including the U.S., pet owners are taking a more active role in product purchasing decisions, and as a result we are increasingly investing in direct-to-consumer marketing efforts. As of December 31, 2025, our sales organization consisted of approximately 3,900 employees.
Our companion animal and livestock products are primarily available by prescription through a veterinarian. In certain markets, we also sell certain products through retail and e-commerce outlets. We also market our products by advertising to veterinarians, pet owners and livestock producers.
Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case veterinarians then typically sell our products to pet owners. In certain markets, we also sell companion animal products through retail, including pharmacies, and e-commerce outlets. We sell our livestock products primarily to veterinarians and livestock producers, including beef and dairy farmers as well as pork and poultry operators, in addition to third-party veterinary distributors and retail outlets, who then typically sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 16% of total revenue for 2025.
7 |

Research and Development
Our R&D operations are comprised of a dedicated veterinary medicine R&D organization, external alliances and other operations focused on the development, registration and regulatory maintenance of our products. In addition, we have R&D operations focused on diagnostics, devices, data, digital and other technological innovation. We incurred R&D expenses of $698 million in 2025, $686 million in 2024 and $614 million in 2023.
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
As of December 31, 2025, we employed approximately 1,700 employees in our global R&D operations. Our R&D headquarters is located in Kalamazoo, Michigan. We have R&D operations co-located with manufacturing sites in Rutherford, Australia; Louvain-la-Neuve, Belgium; Campinas, Brazil; Suzhou, China; Olot, Spain; and in the following U.S. locations: Charles City, Iowa; Kalamazoo, Michigan; Durham, North Carolina; and Lincoln, Nebraska. We co-locate R&D operations with manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations in Sydney, Australia; Zaventem, Belgium; Beijing, China; Puchheim, Germany; Thane, India; Oslo, Norway; Hong Ngu, Vietnam; Con Tho, Vietnam; Cambridge, U.K.; and Fort Collins, Colorado, U.S. Each site is designed to meet the regulatory requirements for working with chemical or infectious disease agents, as appropriate.
Manufacturing and Supply Chain
Our products are manufactured at sites operated by us and sites operated by third-party contract manufacturing organizations, which we refer to as CMOs. We have a global manufacturing network of 21 sites operated by us.
Our global manufacturing network is comprised of the following sites:

Site	Location	Site	Location
Buellton	California, U.S.	Overhalla	Norway
Campinas	Brazil	Rathdrum	Ireland
Catania	Italy	Rutherford	Australia
Charles City	Iowa, U.S.	San Diego	California, U.S.
Durham	North Carolina, U.S.	Suzhou	China
Kalamazoo	Michigan, U.S.	Tallaght	Ireland
Klofta	Norway	Tullamore	Ireland
Lincoln	Nebraska, U.S.	Union City	California, U.S.
Louvain-la-Neuve	Belgium	Wellington	New Zealand
Melbourne	Australia	White Hall	Illinois, U.S.
Olot	Spain
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
8 |

Our global manufacturing and supply chain is supported by a network of CMOs. As of December 31, 2025, this network was comprised of over 90 CMOs, including those centrally-managed as well as locally-managed CMOs.
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
Our primary competitors include animal health medicines, vaccines and diagnostic companies such as Boehringer Ingelheim Animal Health Inc., the animal health division of Boehringer Ingelheim GmbH; Merck Animal Health, the animal health division of Merck & Co., Inc.; Elanco Animal Health; and IDEXX Laboratories. There are also a number of mid-sized competitors in both companion animal and livestock, and further start-ups with narrower focuses working in the animal health area. In addition, we compete with hundreds of other producers of animal health products throughout the world.
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
Intellectual Property
Our technology, brand, and other intellectual property are important elements of our business. We rely on patent, trademark, copyright, design and trade secret laws, as well as regulatory exclusivity periods and non-disclosure agreements to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, as appropriate.
Our product portfolio enjoys the protection of more than 5,500 granted patents and 1,600 pending patent applications, filed in over 50 countries, with a focus on our major markets, including Australia, Brazil, Canada, China, Europe, Japan and the U.S., as well as other countries with strong patent systems. Many of the patents and patent applications in our portfolio are the result of our in-house research and development, while other patents and patent applications in our portfolio were wholly or partially developed by third parties and were acquired by or are licensed to Zoetis.
Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. Below is a summary of our recent and upcoming key patent expirations.
•Patents relating to the active ingredient (tulathromycin) and formulation of Draxxin have expired. Generic or other competing tulathromycin products are now marketed in most major markets as well as in many smaller markets. Additional marketing authorizations for generic tulathromycin products may be granted in various markets in the future. Sales of Draxxin have been negatively affected by generic competition in the markets where the patents have expired.
•All patents relating to the active ingredient of Excede/Naxcel (ceftiofur crystalline free acid) have expired. The patents covering the commercial formulation of Excede in Japan and Brazil extend to September 2026 and August 2027, respectively, but the corresponding patents in the U.S., Europe, Canada and Australia have expired. Generic versions of Excede have entered the market in Brazil, Mexico and Russia.
•The patent for the active ingredient of Cerenia has expired in all countries and the remaining formulation patents relevant to the injectable product line expire between 2025 and 2028. Generic versions of Cerenia injectable have been registered and marketed in Europe, Canada and Australia and one generic version of Cerenia injectable has been approved in the U.S.
Zoetis typically enforces its patents vigorously as appropriate globally, including by filing infringement claims against other parties and by defending claims it receives from third parties.
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
9 |

We seek to file and maintain trademarks around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain more than 10,000 trademark applications and registrations in our market countries, identifying products and services dedicated to the care of companion animals and livestock.
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
As a result of our acquisition of Abaxis, our product portfolio includes human medical devices, specifically human in vitro diagnostics, which are subject to regulation in the U.S. by the FDA's Center for Devices and Radiological Health (CDRH) under the Federal Food, Drug, and Cosmetic Act and its implementing medical device regulations (21 CFR Chapter I, Subchapter H), including the Quality Management System Regulation, and the Center for Medicaid & Medicare Services (CMS) under the Clinical Laboratory Improvement Amendments of 1988 and its implementing regulations (42 CFR Part 493). Post-market surveillance is required, with reports provided to the FDA in accordance with agency requirements.
United States Department of Agriculture (USDA). The regulatory body in the U.S. for veterinary biological products is the USDA. The USDA's Center for Veterinary Biologics (CVB) is responsible for the regulation of animal health vaccines, including certain immunotherapeutics and certain diagnostic products. In December 2024, the CVB and CVM published a charter that details how the two agencies work together to determine the appropriate agency to regulate the small number of animal biologicals for which jurisdiction may be unclear. This is in addition to a 2013 Memorandum of Understanding (MOU) that outlines which animal biologicals each agency would regulate.
Manufacturers of animal health biological products must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus-Serum-Toxin Act (VSTA) and its implementing regulations (9 CFR Chapter I, Subchapter E). Post-license monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with agency requirements.
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
Anti Bribery, Anti Corruption. The U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. The scope of the FCPA includes interactions with certain animal healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.
Foreign Trade Controls. Zoetis is also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department, Customs and Border Protection within the Department of Homeland Security and the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). As a global animal health company, we conduct business in multiple jurisdictions throughout the world. This includes supplying medicines and medical products for use in, and the shipment of goods to, Iran and Russia, and conducting related activities, in accordance with a general license and specific licenses issued by OFAC and EU Member States and in line with our corporate policies.
Outside the United States / Global
EU. The European Medicines Agency (EMA) is the centralized medicines regulatory agency of the EU. The agency is responsible for the scientific evaluation of medicines developed by healthcare companies seeking centralized approval for use in the EU. The agency has a distinct veterinary review section. The Committee for Veterinary Medicinal Products (CVMP) is responsible for scientific and technical review of the submissions for innovative pharmaceuticals, biopharmaceuticals and vaccines. After the CVMP issues a positive opinion on the approvability of a product, the European Commission reviews the opinion and, if they agree with the CVMP, they grant the product market authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU and European Economic Area-European Free Trade Association
10 |

states. The centralized procedure is mandatory for certain types of products, such as those developed by means of recombinant DNA technology or novel therapeutic veterinary medicinal products. Products (other than those covered by the mandatory scope of the centralized procedure) can also be registered in the EU via the decentralized or the mutual recognition routes under the supervision of the Co-ordination Group for Mutual Recognition and Decentralized Procedures for Veterinary Medicinal Products (CMDv). This co-ordination group is composed of one representative per member state from each national regulatory agency, including Norway, Iceland and Liechtenstein. A series of Regulations (including the Veterinary Medicinal Products Regulation (Regulation (EU) 2019/6)), Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for product approval in the EU. In general, these requirements are similar to those in the U.S., requiring demonstrated evidence of, safety, efficacy, and quality/consistency of manufacturing processes. We are also subject to the EU General Data Protection Regulation (GDPR) that requires us to meet enhanced requirements regarding the handling of personal data, including its use, protection and the rights of data subjects to request correction or deletion of their personal data.
Currently, there is no EU-specific Regulation regarding veterinary medical devices or veterinary in vitro diagnostics. In Europe, such animal health products are reviewed by national agencies based on national requirements, where such requirements exist. The EU-specific regulation regarding human in vitro diagnostics is the In Vitro Diagnostic Medical Devices Regulation (Regulation (EU) 2017/746) (IVDR).
United Kingdom. The making, updating and enforcing of U.K. legislation for veterinary medicinal products is the responsibility of the U.K.’s Veterinary Medicines Directorate (VMD).
China. The Ministry of Agriculture and Rural Affairs (MARA), a ministerial-level component of the State Council, drafts and implements policies related to agriculture, rural areas and rural residents, and regulates crop farming, animal husbandry, fisheries, agriculture mechanization and the quality of agriculture products. MARA is also the regulatory body responsible for the regulation and supervision of pharmaceuticals and biologicals for animal use. Regulatory requirements in China have become increasingly stringent, with MARA issuing new regulations and changes to the regulatory review process.
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
Rest of world. Jurisdiction-specific regulatory laws may have provisions that include requirements for certain labeling, safety, efficacy, and manufacturers' quality control procedures (to assure the consistency of the products), as well as company records and reports. In certain regions and jurisdictions, regulatory agencies may generally refer to the FDA, USDA, EMA and other international animal health entities, including the World Organisation for Animal Health and Codex Alimentarius, in establishing standards or regulations for veterinary pharmaceuticals, immunotherapies and vaccines.
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
Data Privacy and Protection Laws. Our business involves the collection, use, and processing of personal data from our customers. The global privacy landscape is rapidly evolving, with countries where we operate introducing and enforcing new privacy and data protection laws and regulations. Compliance with these laws is costly, complex and requires continuous updates to our privacy practices, systems, policies, training and monitoring. Failure to comply with these laws could result in litigation, significant fines, penalties and reputational damage, as well as restrictions on certain activities.
We collect and process personal information of our employees worldwide, which includes sensitive data such as health information, financial data and personal identifiers. We must comply with local labor and data protection laws concerning the privacy of employee information. In some jurisdictions, employee privacy protections are stricter, and any failure to comply with such laws could result in penalties, litigation or damage to our employer brand. Any changes to international data transfer mechanisms, including the invalidation of established frameworks or imposition of new restrictions, could disrupt our ability to transfer data and impede our business operations. See Item 1A. Risk Factors--Risks related to legal matters and regulation--Our operations and reputation may be impacted if we do not comply with complex and continually evolving laws and regulations regarding data privacy, processing, and security and the use of AI.
11 |

We are also subject to an increasingly complex and growing number of laws, regulations, and directive governing cybersecurity, data security, and the protection of information systems. These requirements apply across multiple jurisdictions in the U.S. and internationally. Compliance with these cybersecurity and data security laws and regulations require us to implement and continually enhance technical, administrative and organizational controls, conduct risk assessments and audits, maintain incident detection and response capabilities and provide training and oversight. These requirements may increase operating and compliance costs and require significant investment in systems and technology. Given the evolving and sometimes ambiguous standards in this area, there is a risk that we may not be able to anticipate or fully comply with all applicable requirements. In addition, cybersecurity incidents could result in unauthorized access and disclosure of sensitive or confidential information which could lead to regulatory enforcement and materially and adversely affect our business, financials, business operations, and reputation.
Artificial Intelligence Laws. Our business involves using AI to provide faster, more accurate in-clinic diagnostic results and improve research efficiency and accelerated animal health drug discovery. We also incorporate (and expect to continue incorporating) the use of AI in our operations. We are increasingly subject to a rapidly evolving legal and regulatory environment relating to the development, deployment, and use of AI, machine learning, automated decision-making systems, and related technologies. Governments and regulators in the US and internationally are considering adopting and implementing new laws, regulations, and standards governing AI, including with respect to cybersecurity, intellectual property, consumer protection, privacy, safety, and ethical use. Compliance with existing and future AI-related laws may require us to modify services and internal processes, data practices, and governance framework, and may increase our costs, reduce operational flexibility, delay, limit, and restrict certain uses of AI. See Item 1A. Risk Factors--We use machine learning and AI in various business operations, and inability to successfully monitor and manage its use could result in operational, competitive or reputational harm, regulatory enforcement, and legal liability.
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
•By means of a constructive dialogue between regulatory authorities and industry, provide technical guidance enabling response to significant emerging global issues and science that impact regulatory requirements within the VICH regions.
Human Capital Management
As of December 31, 2025, we had approximately 14,500 employees worldwide, which included approximately 6,800 employees in the U.S. and approximately 7,700 in other jurisdictions. We view the strength of our leadership team and our talented colleagues around the world as critical components of our past and future success. We remain committed to being a company our colleagues can be proud of and one where they can thrive. We achieve this by attracting, retaining and developing the best talent in the industry through our focus on workplace culture and engagement, inclusion, talent recruitment, development and retention, benefits and compensation, and employee well-being, health and safety. The Human Resources Committee of our Board of Directors is responsible for overseeing talent development, employee engagement programs and policies, and the Quality and Innovation Committee regularly reviews employee health and safety metrics.
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
12 |

We assess colleague engagement and key drivers enabling organizational performance by regularly conducting employee engagement surveys. Our engagement rate, as measured by favorable responses to qualitative questions about alignment with Zoetis objectives and employment with Zoetis, was 87% in 2025. We are proud to continue to have an engagement rate in the high eighties for the last five years. Insights from the Company’s engagement survey are used to develop both company-wide and business function level organizational and talent development plans.
We strive to create an environment where colleagues feel valued and cared for, as well as understand the important role we play in embracing diverse perspectives to improve the quality of our innovation, collaboration and relationships. We offer eight Colleague Resource Groups, which are open to all colleagues and serve as an important catalyst to fostering an inclusive environment, while positively impacting our business and community.
Talent Recruitment, Development and Retention
We employ a variety of career development, employee benefits, policies and compensation programs designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for a variety of needs including generous parental leave policies and expanded adoption, fertility and surrogacy benefits for all colleagues equitably. We have internal programs designed to develop and retain talent, including a talent development portal, mentoring programs, career planning resources, leadership development programs, and performance management and training programs. In particular, our R&D team recruits scientists and research and development personnel from universities and scientific associations and forums and leverages a variety of R&D-specific talent tools. Our global voluntary attrition rate decreased to 7% in 2025 from 8% in 2024.
Compensation and Benefits
We strive to support our colleagues’ well-being and enable them to achieve their best. Our compensation and benefits programs are designed to support colleague well-being including physical and mental health, financial wellness, and family and lifestyle resources. We recognize the needs of our colleagues around the world and have developed comprehensive programs that vary by country and region to best address them. In the U.S., these benefits include flexible work arrangements, educational assistance, mental health support, pet care benefits, and inclusive family-friendly benefits like fully paid parental leave, including for adoptions, parents of all genders and same sex partners, as well as fertility and surrogacy benefits. To support colleague well-being and work life balance, we continue to offer enhanced childcare benefits and flexible work arrangements to aid our colleagues in managing their work and family responsibilities.
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
Age 54
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
Age 53
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
13 |

Nick Ashton
Age 53
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
Age 53
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
Age 53
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
Kevin Esch
Age 49
Executive Vice President and President, Research and Development
Dr. Esch has served as our Executive Vice President and President, Research and Development since January 2026. Previously, he served as our Senior Vice President of Global Therapeutics from May to December 2025. Dr. Esch joined Zoetis in 2014 and held various positions, including Vice President, Global Therapeutics and Executive Director, Research. Prior to Zoetis, Dr. Esch spent over 10 years as a practicing veterinarian and practice owner.
Jeannette Ferran Astorga
Age 51
Executive Vice President, Corporate Affairs and Chief Sustainability Officer
Ms. Ferran Astorga has served as our Executive Vice President, Corporate Affairs and Chief Sustainability Officer since January 2022 and also serves as President of the Zoetis Foundation. She joined Zoetis in September 2020 as Vice President, Head of Sustainability. Prior to joining Zoetis, Ms. Ferran Astorga was Vice President of Corporate Responsibility at the Ascena Retail Group where she served since 2015 leading the global team responsible for strategic enterprise initiatives, including supply chain compliance, sustainability and corporate philanthropy. Ms. Ferran Astorga held a variety of leadership roles with increasing responsibility at ANN INC., a women’s fashion retail company that was acquired by Ascena Retail Group.
Julie Fuller
Age 52
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
Age 61
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
14 |

Keith Sarbaugh
Age 47
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
Environmental, Health and Safety
We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations govern matters such as the emission and discharge of hazardous materials into the ground, air or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to, and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. Due to our operations, these laws and regulations also require us to obtain and comply with permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke our permits, registrations or other authorizations and can enforce compliance through fines and injunctions.
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
We have made, and intend to continue to make, necessary expenditures for compliance with applicable environmental, health and safety laws and regulations. We are also a party to proceedings in which the primary relief sought is the cost of past and/or future remediation, or remedial measures to mitigate or remediate pollution. In connection with such proceedings, and otherwise, we are investigating and cleaning up environmental contamination from past industrial activity at certain sites, or financing other parties' completion of such activities. As a result, we incurred capital and operational expenditures in 2025 for environmental compliance purposes and for the clean-up of certain past industrial activities as follows:
•environmental-related capital expenditures - approximately $1 million; and
•other environmental-related expenditures - approximately $17 million.
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
Also available on our website is information relating to corporate governance at Zoetis and our Board of Directors, including as follows: our Corporate Governance Principles; Zoetis Code of Conduct (for all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Controller); Board Committees membership and Committee Charters; and ways to communicate by email with our Directors. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Zoetis Inc., 10 Sylvan Way, Parsippany, New Jersey 07054. Information relating to shareholder services is also available on our website. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards affecting our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Chief Accounting Officer on our website as promptly as practicable, as may be required under applicable SEC and New York Stock Exchange (NYSE) rules.
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
The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this 2025 Annual Report, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.
15 |

Item 1A. Risk Factors.
In addition to the other information set forth in this 2025 Annual Report, any of the factors described below could materially adversely affect our operating results, financial condition and liquidity, which could cause the trading price of our securities to decline.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, anticipated impact or timing of divestitures, interest rates, tax rates, tariffs, changes in tax regimes and laws, impacts of the timing and processing of sales in the International segment, possible impacts of the expected fiscal year alignment of our subsidiaries operating outside the U.S., foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation, taxes and financial results. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and potentially inaccurate assumptions. However, there may also be other risks that we are unable to predict at this time. If one or more of these risks or uncertainties materialize, or if management's underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made.
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
There are many difficulties and uncertainties inherent in animal health research and development, the introduction of new products and indications, business development activities to enhance or refine our product pipeline and the commercialization of our products. There is a high rate of failure inherent in medicine and vaccine discovery and development. Failure can occur at any point in the process, including in later stages after substantial investment and following meaningful cost for manufacturing capabilities and inventory to prepare for launch. Some of our top-selling products or product lines have in the past or may in the future experience issues, such as loss of patent protection, material product liability litigation, new or unexpected side effects (or an increased frequency of serious, expected adverse events), manufacturing or supply chain disruptions, regulatory proceedings or enforcement, labeling changes, public regulatory communications, other regulatory correspondence, including “Dear Veterinarian” Letters, negative publicity or social media attention, changes to veterinarian or customer preferences, or ineffectiveness in connecting with veterinarians and customers and/or disruptive innovations or the introduction of competing and/or more effective products, our revenues could be negatively impacted, perhaps significantly. For example, our five top-selling products and product lines, Simparica/Simparica Trio, Apoquel/Apoquel Chewable, Cytopoint, Librela and our ceftiofur line, contributed approximately 42% of our revenue in 2025, and certain issues with these top-selling products and product lines could have a more significant impact to our results of operations.
Our products are subject to unanticipated safety, quality or efficacy concerns.
Our products generally receive regulatory approval based on data obtained in controlled clinical trials. After approval and launch, the products are used for longer periods of time by much larger numbers of animals worldwide, which may lead to identifying new safety or efficacy concerns. In addition, we or others may conduct post-marketing clinical studies on efficacy and safety of our marketed products. Unanticipated safety, quality or efficacy concerns have, and could in the future, arise with respect to our products, whether or not scientifically or clinically supported, which have in the past and could in the future lead to product recalls, label changes or other measures that could reduce the product’s market acceptance, public
16 |

regulatory communications, negative publicity or social media attention, withdrawals from the market or suspended or declining sales. Safety issues have, and could in the future, result in costly product liability and other claims. Any of these outcomes could result in material financial, legal, commercial, or reputational harm to our business.
Regulatory actions based on these types of safety, quality or efficacy concerns could impact all or a significant portion of a product’s sales and could, depending on the circumstances, materially adversely affect our operating results.
Since we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products generally, by our customers, veterinarians and end-users, any concerns as to the safety, quality or efficacy of our products, whether actual or perceived, has and in the future may harm our reputation or materially adversely affect our operating results and financial condition, regardless of whether such concerns are accurate. Public confidence in pharmaceuticals has been challenged in recent years by highly publicized debates about vaccine safety, the spread of misinformation and disinformation on traditional and social media, and increasing skepticism toward public health institutions including animal health institutions. These trends could materially and adversely impact our ability to successfully develop, obtain regulatory approval for, and commercialize our products.
Our business is subject to risk based on global economic and political conditions.
Macroeconomic, business, political and financial disruptions, including public health crises or pandemics, could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers may be affected directly by economic downturns and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers or goods from our suppliers. If one or more of our large customers, including distributors, discontinue their relationship with us as a result of economic conditions, public health conditions, sanctions or otherwise, our operating results and financial condition may be materially adversely affected. In addition, economic concerns and geopolitical instability may cause shortages in veterinary healthcare workers or some pet owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet. Moreover, customers may seek lower price alternatives to our products if they are negatively impacted by the current poor economic conditions. Russia’s invasion of Ukraine, ongoing conflicts and rising tensions in various parts of the world, economic weakness in China, future pandemics, as well as inflation, are examples of global economic conditions that could have an adverse effect on our operating results, financial condition and liquidity.
Infectious disease outbreaks, pandemics, sanctions, geopolitical instability and widespread fear of spreading disease through human contact can cause disruptions to or negatively impact our customers’, our suppliers’ and our distributors’ business operations, which could materially adversely affect our operating results. Furthermore, our exposure to credit and collectability risk is higher in certain international markets, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurances that such procedures and measures will effectively limit such risks and avoid losses.
Generic and other products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the countries where such patents are obtained. The extent of protection afforded by our patents varies from country to country and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable country and potential legislative or regulatory changes to the underlying patent framework. As a result, we face competition from lower-priced generic alternatives to many of our products that no longer have patent protection. In certain circumstances, our products have become subject to decreased sales and we have been forced to lower our prices and provide discounts or rebates in order to compete with generic products. Generic competitors are becoming more aggressive in terms of launching at risk before patent rights expire and, because of their pricing, are an increasing percentage of overall animal health sales in certain regions. For example, several companies have launched generic versions of our Rimadyl chewable and Draxxin products. In the years since the start of generic and other competition, sales of our Rimadyl chewable and Draxxin products have declined in the U.S., the largest market for these products, by 39% and 66%, respectively.
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
In most markets, companion animal owners frequently purchase their animal health products directly from veterinarians. Companion animal owners increasingly have the option to purchase animal health products and, in some cases, veterinary services from sources other than veterinarians, such as internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. Companion animal owners also could decrease their reliance on veterinarians as they rely more on internet-based animal health information. Because we primarily market our companion animal products through the veterinarian distribution channel, any decrease in reliance on veterinarians by companion animal owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, companion animal owners may substitute human health products for animal health products if human health products are deemed to be lower-cost alternatives.
17 |

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
Sales of our livestock products could be materially adversely affected by the outbreak of disease carried by animals, which could lead to the widespread death or precautionary destruction of animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our products due to reduced herd or flock sizes. In recent years, outbreaks of various diseases, including African Swine Fever, avian influenza and highly pathogenic avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease), New World screwworm, and porcine epidemic diarrhea virus (otherwise known as PEDv), have impacted the animal health business. The discovery of additional or more severe cases of any of these, or new diseases may result in additional restrictions on animal proteins, reduced herd sizes, or reduced demand for animal protein, which may have a material adverse effect on our operating results and financial condition. Also, the outbreak of any highly contagious disease near our main production sites could require us to immediately halt production of our products at such sites or force us to incur substantial expenses in procuring raw materials or products elsewhere.
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
From time to time, we may implement new business lines or offer new products and services within existing lines of business. There may be substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in researching, developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with new or evolving regulations, legislative changes, regulatory interactions, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation of a new line of business or a new product or service. New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.
Restrictions and bans on the use of and/or consumer preferences regarding antibacterials in food-producing animals may become more prevalent.
The issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals. These restrictions are more prevalent in countries where animal protein is plentiful and governments are willing to take action even when there is scientific uncertainty. Our total revenue attributable to antibacterials for livestock was approximately $713 million for the year ended December 31, 2025.
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
18 |

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
Changes in trade policies, including the imposition of tariffs, sanctions, and other trade restrictions, may adversely affect our business.
The U.S. and other countries in which our products are sourced or sold, or we or our customers do business, may from time to time modify existing or impose new quotas, duties (including antidumping or countervailing duties), tariffs, economic sanctions, export controls, or other restrictions in a manner that adversely affects us. Such measures could limit our ability to register our products, source materials, sell products, or conduct our business in certain markets. While the scope and duration of any existing trade policies remain uncertain, any new tariffs imposed by the U.S. or other governments on our products or the active pharmaceutical ingredients or other components thereof could negatively impact our financial condition and results of operations.
Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Our manufacturers, suppliers and distribution channels may also experience supply chain disruptions as a result of increased costs and uncertainty. Duties are assessed based on import value. Each jurisdiction applies its own rules and procedures for import valuation, increasing the complexity and risk of errors. While we maintain procedures to ensure compliance, there is no guarantee these will prevent all errors, and regulatory changes may heighten this risk.
Additional tariffs and other trade restrictions could result in a negative perception and/or an increased cost of goods and higher prices which may reduce demand for products and services, or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue. Additionally, a number of our customers, particularly U.S.-based livestock producers, benefit from free trade agreements, the loss of which could impact their operating results and spending power. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners.
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
19 |

The impacts from climate change may also impact Zoetis’ and our suppliers’ manufacturing processes. For example, clean water is needed to produce our products, and the effects from climate change could result in water supply interruptions and low water quality. In addition, increased frequency of natural disasters and adverse weather conditions as a result of climate change may disrupt our manufacturing processes or our supply chain. These disruptions may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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
We depend on the efforts of our executive officers and certain key personnel, including research, technical, legal and regulatory, sales, security, marketing, manufacturing and administrative personnel. Our ability to recruit and retain such talent will depend on a number of factors, including compensation and benefits, work location and work environment. From time to time there may be shortages of skilled labor, which may make it more difficult for us to attract and retain qualified employees or lead to increased labor costs. In addition, we generally do not enter into employment agreements with our executive officers and other key personnel. If we cannot effectively recruit and retain qualified executives and employees, we may not be able to maintain or expand our operations, or our business could be otherwise adversely affected and could, at least temporarily, have a material adverse effect on our operating results and financial condition.
Our business could be adversely affected by labor disputes, strikes or work stoppages.
Some of our employees are members of unions, works councils, trade associations or are otherwise subject to collective bargaining agreements in certain jurisdictions, including the U.S. As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms and may experience work stoppages or other labor problems in the future at our sites. We could experience a disruption of our operations or higher ongoing labor and other operational costs, which could have a material adverse effect on our operating results and financial condition, potentially resulting in canceled orders by customers, delays in fulfilling orders, unanticipated inventory accumulation or shortages and reduced revenue and net income. We may also experience difficulty or delays in implementing changes to our workforce in certain markets. In addition, labor problems at our suppliers, CMOs or other service providers could have a material adverse effect on our operating results and financial condition.
We may be required to write down goodwill or identifiable intangible assets.
Under accounting principles generally accepted in the United States of America (U.S. GAAP), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2025, we had goodwill of $2.8 billion and identifiable intangible assets, less accumulated amortization, of $1.0 billion. Identifiable intangible assets consist primarily of developed technology rights, brands, trademarks, license agreements, patents, acquired customer relationships and in-process R&D.
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
In order to sell our products, we must be able to produce and ship our products in sufficient quantities. On December 31, 2025, we had a global manufacturing network consisting of 21 manufacturing sites located in 10 countries. We also employ a network of over 90 third-party CMOs. Many of our products involve complex manufacturing processes and are sole-sourced from certain manufacturing sites.
Minor deviations in our or our suppliers' manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including:
•the failure of us or any of our vendors or suppliers, including logistical service providers, to comply with applicable regulations and quality assurance guidelines, including any changes to Good Manufacturing Practices (GMPs);
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
20 |

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
Labor costs and the materials used to manufacture our products may be subject to availability constraints and price volatility caused by changes in demand, weather conditions, supply conditions, government regulations, evolving trade policies (including the imposition of tariffs), economic climate and other factors. Increases in the demand for, availability, or the price of materials used to manufacture our products and increases in labor costs could increase the costs to manufacture our products, result in product delivery delays or shortages, and impact our ability to launch new products on a timely basis or at all. We may not be able to pass all or a material portion of any higher product, material, transportation or labor costs on to our customers, which could materially adversely affect our operating results and financial condition.
Certain third-party suppliers may be the sole or exclusive source of certain products, materials and services necessary for production of our products. We may be unable to meet demand for certain of our products if any of our third-party suppliers cease or interrupt operations due to, among other things, escalating tensions or trade disputes in their region, restrictions on the import/export of goods or services, contract manufacturing or supply chain disruptions due to financial distress, our failure to mutually agree on contract terms, or some other failure of a contractor or supplier to meet their obligations to us. In such a case, we may be required to renegotiate the terms of our agreement or pursue a strategic transaction or other alternative arrangement with that supplier or others, which may result in increased cost to produce our products or supply disruption.
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
21 |

and distribute products in sufficient quantities to meet actual demand. The inability to successfully bring a product to market could negatively impact our revenues and earnings.
Our R&D relies on evaluations in animals, which may become subject to bans or additional restrictive regulations.
The evaluation of our existing and new medicines and vaccines for animals is required in order to develop and commercialize them. Animal testing in certain countries and states has been the subject of increased regulation, controversy and adverse publicity. Our licenses or permits for animal testing could be revoked or put on hold due to animal welfare events that may occur. Some organizations and individuals have attempted to ban or limit animal testing or encourage the adoption of additional, and burdensome regulations applicable to animal testing and animal welfare at both federal and state levels. To the extent that the activities of such organizations and individuals are successful, our R&D, and by extension our operating results and financial condition, could be materially adversely affected. In addition, negative publicity about us or our industry could impact R&D projected timelines or harm our reputation or the reputation of our contract research organizations.
Risks related to legal matters and regulation
Our business is subject to substantial regulation.
As a global company, we are subject to various state, federal and international laws and regulations, including but not limited to, regulations relating to the research, development, quality assurance, manufacturing, data protection, environmental protection, importation, exportation, distribution, marketing and sale of our products, including our in vitro diagnostic products used in human health. In addition, our manufacturing facilities are subject to periodic inspections by regulatory agencies, such as the FDA, the USDA and foreign equivalents. Our failure, or the failure of third parties we rely on, including CMOs, to comply with these regulatory requirements, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer could result in, among other things, inspectional observation notices, label changes, untitled or warning letters or other public regulatory communications or correspondence, including "Dear Veterinarian" letters, fines, a partial or total shutdown of production in one or more of our facilities while an alleged violation is remediated, withdrawals or suspensions of current products from the market, product seizures, injunctions and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims. Any one of these consequences could materially adversely affect our operating results and financial condition. Furthermore, we cannot predict the nature of future laws, regulations, or changes in tax laws and tariffs, nor can we determine the effect that additional laws or regulations or changes in existing laws or regulations could have on our business when and if promulgated. Changes in applicable federal, state, local and foreign laws and regulations could have a material adverse effect on our operating results and financial condition.
In addition, we will not be able to market new products unless and until we have obtained all required regulatory approvals in each jurisdiction where we propose to market those products. Delays by government agencies in approving new products or product upgrades or taking action with respect to other regulatory matters could have a negative impact on our growth and profitability. The ability of government agencies to review and approve new products or product upgrades or take other actions can be affected by various factors, including government budget and funding levels, ability to hire and retain key and other personnel, staffing shortages, public health emergencies, and statutory, regulatory, and policy changes. If a prolonged government shutdown or other disruption of normal business operations occurs, it could significantly impact the ability of the USDA, FDA, EPA and other agencies to timely review and process our regulatory submissions, including with respect to new product candidates, which could have an adverse effect on our business. Even after a product reaches market, it may be subject to re-review and may lose its registrations or approvals. We have changed, and may in the future change, the locations of where certain of our products are manufactured and, because of these changes, we may be required to obtain new regulatory approvals. Our failure to obtain approvals, delays in the approval process, including any delays in the United States resulting from federal workforce reductions or hiring freezes, federal agency reorganizations or deregulatory efforts, or any prolonged shutdown of the U.S. government, or our failure to maintain approvals in any jurisdiction, may prevent us from selling products in that jurisdiction until approval or reapproval is obtained, if ever.
The OFAC at the U.S. Treasury Department and the Bureau of Industry and Security at the U.S. Department of Commerce (BIS), The Council of the EU and similar agencies in other countries and territories, administer certain laws and regulations that restrict its persons and, in some instances, extraterritorial persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to economic sanctions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. For example, we sell limited humanitarian animal health products, including medicines and vaccines, to Russia and Iran. Although we believe such activities are in compliance with economic sanctions affecting these countries, violations of sanctions regulations may be punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment, which could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees and agents or operational difficulties arising from counterparties or other intermediaries.
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
There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. The EU adopted the European Sustainability Reporting Standards (ESRS) and the Corporate Sustainability Reporting Directive (CSRD) that will require disclosure by EU entities, including certain EU subsidiaries of non-EU entities, regarding the risks and opportunities arising from environmental, social and corporate governance issues, and on the impact of companies' activities on people and the environment. Similarly, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that imposes broad climate-related disclosure obligations on certain
22 |

companies doing business in California, including us. Any new regulation could result in additional costs in the form of investments of capital to maintain compliance with laws and regulations and taxes. Climate change regulation continues to evolve, and it is not possible to accurately estimate the timing for the emergence of new regulation, their scope or our future costs relating to implementation and compliance.
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
Our operations and reputation may be impacted if we do not comply with complex and continually evolving laws and regulations regarding data privacy information and the use of AI.
We collect, store and use personal data of our customers, employees and suppliers, including sensitive personal data, such as health information in our human health business, in a variety of ways. In addition, we continue to invest in data and digital capabilities and have expanded our diagnostics portfolio. Our customers, employees and suppliers expect that we will adequately protect their data.
Our collection, use, processing, retention, storage, disclosure, transfer, security and sharing of personal data is subject to a variety of data privacy laws and regulations in the United States and other jurisdictions globally where we operate. These laws and regulations are constantly evolving as regulators continue to adopt new measures addressing data privacy. Moreover, the interpretation and application of existing data protection laws and regulations are uncertain and may be inconsistent with our existing data management practices.
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
23 |

These laws and regulations vary across countries, are complex and can be subject to significant change. Any new laws or regulations, changes to existing laws and regulations, or the interpretation or application of laws and regulations may impact our business operations, including our ability to effectively transfer data across borders. Any actual or perceived failure to comply with these current and future laws could result in significant consequences for Zoetis. This could include substantial fines and penalties, regulatory investigations, and civil lawsuits with damages, all of which could have a material adverse effect on our reputation and our business. In addition, with the growing number of new privacy, cybersecurity and AI laws and regulatory requirements, the costs associated with compliance with these legal and regulatory requirements are significant and likely to increase in the future.
Our aspirations, goals and disclosures related to sustainability matters expose us to numerous risks, including risks to our reputation.
Our Driven to Care sustainability program includes various aspirations and goals. These goal statements reflect our current plans and aspirations and are not guarantees that we, or third parties we rely on, including CMOs, will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation. Our ability to achieve any goal or objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (i) the availability and cost of low- or non-carbon-based energy sources and technologies, (ii) evolving regulatory requirements and rulings affecting sustainability standards or disclosures, (iii) our ability to recruit, develop and retain talent in our labor markets, (iv) our ability to rely on third-party CMOs to incorporate appropriate sustainability actions, and (v) the impact of our organic growth and acquisitions or dispositions of businesses or operations.
The standards for tracking and reporting on sustainability matters and continue to evolve. Our processes and controls may not always align with evolving standards for identifying, measuring and reporting sustainability metrics, our interpretation of reporting standards that may be required by the SEC, EU and other regulators may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. If our sustainability practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
Risks related to information technology
We may be unable to adequately protect our information technology systems from cyberattacks, ransomware attacks, phishing attempts, social engineering schemes and other technology enabled threats, breaches of security, data loss or misappropriation of data, which could result in the disclosure of sensitive, personal, confidential or proprietary information, damage our reputation, and subject us to significant financial and legal exposure.
Our reputation as a global leader in animal health and our reliance on complex information systems and digital solutions make us inherently vulnerable to malicious cyber intrusion and attack, which have evolved in frequency and sophistication. In addition, we have been investing in data and digital capabilities, including incorporating the use of certain AI capabilities into the development of new technologies and products, and have expanded our diagnostics portfolio, and as a result, there could be an increased likelihood of a cyberattack, ransomware attacks, phishing attempts, social engineering schemes and other technology enabled threats, that could negatively impact us, our third-party partners or our customers. Cyberattacks, ransomware attacks, phishing attempts, social engineering schemes and other technology enabled threats are increasing in their frequency, sophistication and intensity, including through the use of AI and have become increasingly difficult to detect; and could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware, denial-of-service attacks, and other means to threaten data confidentiality, integrity and availability. In addition, despite our efforts to protect sensitive, confidential or personal data or information, we (or our third-party partners) may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, proprietary, confidential or personal data or information, improper use of our systems or networks, unauthorized access, theft, use, disclosure, modification or destruction of information (including confidential business information, proprietary information, trade secrets, intellectual property and corporate strategic plans), defective products, production downtimes and operational disruptions.
In support of our flexible work environment, many of our workforce work either part-time or full-time remotely, which could increase risks associated with cybersecurity, phishing attempts, information technology and systems which could have a material adverse effect on our business.
The security measures we implement may not always be effective, and our assessment of and response to security events may be inadequate. The costs imposed on us because of a cyberattack, ransomware attacks, phishing attempts, social engineering schemes, and other technology enabled threats or network disruption could be significant. Among others, such costs could include increased expenditures on cybersecurity measures, insurance premiums, litigation, regulatory investigations, ransomware payments, penalties, fines, and sanctions, lost revenues from business interruption, damage to the public’s perception regarding our ability to keep our information secure and significant remediation costs. As a result, cyberattacks, ransomware attacks, phishing attempts, social engineering schemes, and other technology enabled threats, or network disruption could have a material adverse effect on our business, financial condition, and operating results.
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
24 |

In addition, we depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information systems and are currently in the process of a multi-year implementation process to update our enterprise resource planning (ERP) system to a new fully cloud-based system. These third parties include large established vendors, as well as many small, privately owned companies. Failure by these providers to adequately support our operations or a change in control or insolvency of these providers could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition.
The current transition of our ERP system is a multi-year implementation process; transitioning to new systems, integrating new systems into current systems or any disruptions or malfunctions (including from circumstances beyond our control) affecting our information systems could cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. Costs and risks inherent in this transition may include disruptions to business continuity, administrative and technical problems, interruptions or delays in sales processes, manufacturing or R&D processes, expenditure overruns, payment delays, and data migration issues. If we do not properly address or mitigate these issues, they could result in increased costs and diversion of resources, negatively impacting our operating results and ability to effectively manage our business. Any of these potential issues, individually or in aggregation, could have a material adverse effect on our operating results and financial condition.
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
We use machine learning and AI in various business operations, and inability to successfully monitor and manage its use could result in operational, competitive or reputational harm, regulatory enforcement, and legal liability.
We incorporate (and expect to continue incorporating) AI capabilities in the development of new technologies and products and continue to expand the use of AI in our business and operations. Generative AI technologies are new and rapidly evolving technologies that could deliver significant benefits, but also present a number of operational, compliance, ethical, and reputational risks. AI algorithms are currently known to sometimes generate, among other things, irrelevant, nonsensical, deficient, factually inaccurate, biased or infringing content and results. In addition, if the manners in which we deploy and use AI become controversial, we may experience reputational harm to our brand, competitive harm or legal liability. In addition, we are subject to a growing number of cybersecurity and AI safety laws in markets in which we operate. For example, some of our European operations are subject to NIS2 which imposes cybersecurity requirements on “essential entities.” The EU AI Act prohibits certain AI systems that are categorized as “High Risk,” and requires certain disclosures about the use of AI tools. In the United States, there are emerging state AI laws and regulations that may impose additional requirements and restrictions in connection with the use of AI systems, including their use for "high risk" or "consequential" decision making. These rapidly changing regulatory complexities may increase our compliance costs. Moreover, there is risk that confidential information, including material non-public information, trade secrets or personal identifiable information, is input into AI applications, resulting in such information becoming accessible by third parties, including our competitors.
The use of AI tools in the development of new technologies and products presents significant IP challenges. Determining IP ownership for AI-generated content remains uncertain in some jurisdictions. Also, AI tools might also unintentionally access or use third party IP or generate output infringing, thereby heightening exposure to IP claims and disputes. Inventions or works of authorship created using AI may be based on or contain, materials that were used in the training of such AI technologies and are identical or similar to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship.
Our competitors may incorporate AI into their operations more quickly or effectively than we do or with more successful outcomes. Additionally, we may not be able to attract or retain the necessary talent to support our AI technology investment or maintain our systems, which may affect our ability to remain competitive. Disruption or failure of our AI systems, or those of various third parties on whom we rely on, could lead to delays and operational challenges, as well as compliance and reputational issues which could materially adversely affect our business, financial condition and results of operations.
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
25 |

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
We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. In 2025, we generated approximately 42% of our revenue in currencies other than the U.S. dollar, principally the euro, Brazilian real, Australian dollar, British pound, Canadian dollar and Chinese renminbi. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenue. In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates, including changes in countries with highly inflationary economies, between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. Although the Company employs a variety of techniques to mitigate the impact of exchange rate fluctuations, there cannot be a guarantee that such hedging and risk management strategies will be effective, and our results of operations could be adversely affected.
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
26 |

Risks related to intellectual property
The alleged intellectual property rights of third parties may negatively affect our business.
A third party may sue us, our distributors or licensors, or otherwise make a claim, alleging infringement, misappropriation or other violation of the third-party's patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. The costs of defending an intellectual property action are often substantial and could materially adversely affect our operating results and financial condition, even if we successfully defend such action. Moreover, even if we believe that we do not infringe a validly existing third-party patent, we may choose to obtain a license to such patent, which would result in associated costs and obligations. We may also incur costs in connection with an obligation to compensate a distributor, licensor or other third party. The intellectual property positions of animal health medicines and vaccines businesses frequently involve complex legal and factual questions. We cannot guarantee that a competitor or other third party does not have or will not obtain rights to intellectual property that, in the absence of a license, may prevent us from manufacturing, developing or marketing certain of our products, regardless of whether we believe such intellectual property rights are valid and enforceable, which may harm our operating results and financial condition.
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
However, we may not have sufficient protection or such protection might not be granted to us by the appropriate regulatory authority in every country where our products are available. If we are unable to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours. The validity, enforceability, scope and effective term of our intellectual property can be highly uncertain and often involve complex legal, policy, regulatory and factual questions and proceedings that differ between jurisdictions. Our ability to enforce our intellectual property rights also depends on the laws, policies and regulations of individual countries and each country's practice with respect to enforcement of intellectual property rights. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be adversely affected.
We are regularly party to patent litigation and other intellectual property rights claims that are expensive and time consuming, and if resolved adversely, could have a significant impact on our business and financial condition. Any claims relating to these issues, whether meritorious or not, could cause us to enter into costly litigation or settlements, potentially including royalty arrangements, awards of monetary damages or orders limiting our ability to sell our products. We may also be required to enter into licensing agreements as a result of such claims, which may be on terms that are unfavorable to us. Any of these circumstances could divert the attention of management and adversely affect our business, results of operations and financial situation.
Risks related to our indebtedness
We have substantial indebtedness.
We have a significant amount of indebtedness, which could materially adversely affect our operating results, financial condition and liquidity. As of December 31, 2025, we had approximately $9.2 billion of total unsecured indebtedness outstanding related to our senior notes and convertible senior notes. In addition, we currently have agreements for a $1.25 billion multi-year revolving credit facility and a $1.0 billion commercial paper program. While we currently do not have any amounts drawn under the credit facility nor any commercial paper issued under the commercial paper program, we may incur indebtedness under these arrangements in the future.
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
27 |

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
We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes in cash, or to repurchase the convertible senior notes upon a fundamental change, and our existing debt contains, and future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the convertible senior notes.
Holders of the convertible senior notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their convertible senior notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the convertible senior notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the convertible senior notes surrendered therefor or pay cash with respect to the convertible senior notes being converted. In addition, our existing debt does not permit repurchase of the convertible senior notes upon a fundamental change and our ability to repurchase the convertible senior notes or to pay cash upon conversions of the convertible senior notes may be limited by law, by regulatory authority or by agreements governing our existing and future indebtedness. Our failure to repurchase the convertible senior notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the convertible senior notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible senior notes or make cash payments upon conversions thereof.
The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the convertible senior notes is triggered, holders of convertible senior notes will be entitled to convert the convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, we would be required to settle any converted principal amount of such convertible senior notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible senior notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of our convertible senior notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the convertible senior notes may dilute the ownership interests of our stockholders. Upon conversion of the convertible senior notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the convertible senior notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the convertible senior notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes may encourage short selling by market participants because the conversion of the convertible senior notes could be used to satisfy short positions, or anticipated conversion of the convertible senior notes into shares of our common stock could depress the price of our common stock.
28 |

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
As a global leader in animal health, we are reliant on complex information systems and digital solutions that make us inherently vulnerable to malicious cyber intrusion and attack. In addition, we have expanded our data and digital capabilities including in our diagnostics portfolio, and as a result, there could be an increased likelihood of a cyberattack or breach of security that could negatively impact us or our customers. Despite the presence of these risks, to date, the identified risks of cybersecurity threats (including as a result of any previous cybersecurity incidents) have not materially affected us or our business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Training
We have an information security training program that includes: monthly awareness articles, a phishing training program (with reports reviewed by the Executive Team), and both required and optional training modules for our employees and contractors in our Learning Management System.
Incident Response Procedure
We have a 24/7 managed Security Operations Center (SOC) for escalation of any critical events, including cybersecurity incidents. In the event of an incident, we use an Incident Response procedure leveraging NIST Standard 800-61 standards that we have customized for Zoetis. Additionally, we have in place disaster recovery and business continuity practices designed to provide for continuous business operations for our customers in the event of a cybersecurity incident. While we maintain cybersecurity insurance coverage, the costs related to cybersecurity threats or disruptions may not be fully insured.
Third Party Onboarding
We depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information systems and have a third-party risk management program and assessment process for onboarding third parties.
Management’s Role in Risk Oversight
Our information security team includes our Executive Vice President, Chief Digital & Technology Officer and our Chief Information Security Officer. Our Executive Vice President, Chief Digital & Technology Officer has over 20 years of information technology experience. Prior to Zoetis, he was the VP, Information Technology at Biogen, overseeing all aspects of Infrastructure, IT Operations, and Enterprise Architecture globally and held various corporate leadership roles at Eli Lilly and Company, including Head of IT Infrastructure and Enabling Functions. He holds a bachelor's degree in information systems and a master of business administration degree. Our Chief Information Security Officer, has over 20 years of experience in Information Security, with a specialized focus on Life Sciences and expertise in aligning cybersecurity strategies with enterprise objectives. He holds a bachelor's degree in electronic commerce and a master's degree in information systems.
We have established a cybersecurity governance program with clear roles for the executive management team as well as oversight by the Board of Directors and the Audit Committee. The Zoetis information security team provides regular cyber threat intelligence briefings to management and provides updates to our senior executives on the status of the Company’s security measures and our efforts to identify and mitigate risks from cybersecurity threats. The Zoetis information security team also works closely with the Zoetis Legal team, including the Chief Compliance Officer, to further enhance incident response procedures. For example, we have a corporate crisis management plan in place to govern our response to corporate crises, which could include cyber incidents, and we conduct periodic simulated programs to ensure readiness. This plan also includes a standard
29 |

framework for categorization of incidents based on risk level and severity, and requires escalation to Zoetis senior management and/or the Audit Committee of the Board of Directors if certain severity levels are met.
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
In addition, the Chief Information Security Officer presents updates at least annually to the Board of Directors with respect to the information security program, including the results of our independent, third-party assessment. The Board of Directors also participates in periodic table-top exercises involving simulated data security incidents and the Company’s responses to those incidents.
Item 2. Properties.
We have approximately 173 owned and leased properties, amounting to approximately 11.5 million square feet, around the world for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution, and administrative support functions, which serve both our U.S. and International operating segments. In many locations, operations are co-located to achieve synergies and operational efficiencies. Our largest R&D and manufacturing facilities are located at our owned sites located in the Kalamazoo, Michigan area, which represents approximately 1.6 million square feet and largely supports the production of products for U.S. and global markets. The site represents approximately 0.9 million square feet dedicated to R&D and approximately 0.7 million square feet for manufacturing. In addition, our global manufacturing network continues to be supplemented by over 90 CMOs, which our International operating segment mainly relies on.
Our corporate headquarters are located at 10 Sylvan Way, Parsippany, New Jersey 07054. Our operations extend internationally to 56 countries.
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
30 |

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock have been listed on the NYSE (symbol ZTS) since February 1, 2013. Prior to that time, there was no public market for our stock.
As of February 6, 2026, there were 422,127,709 shares of our common stock outstanding, held by 1,356 shareholders of record.
Additional information relating to our common stock is included in this Annual Report on Form 10-K in Notes to Consolidated Financial Statements— Note 16. Stockholders' Equity.
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of December 31, 2025, there was $2.4 billion remaining under this authorization. The program does not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act), through repurchase agreements established with several brokers.
In connection with the December 18, 2025 private offering of 0.250% convertible senior notes, we used $248 million of the net proceeds from the offering to purchase approximately 2.1 million shares of Zoetis’ common stock. Following the date of the offering, we used the remaining $1,535 million of net proceeds for additional repurchases of common stock, which were substantially completed as of December 31, 2025.
Issuer purchases of equity securities for the three months ended December 31, 2025 were as follows:

	Issuer Purchases of Equity Securities(b)
	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2025	775,688	$144.58	773,904	$4,377,338,376
November 1 - November 30, 2025	2,342,900	$121.99	2,342,306	$4,091,597,203
December 1 - December 31, 2025	13,450,458	$123.54	13,449,877	$2,428,938,090
Total	16,569,046	$124.31	16,566,087	$2,428,938,090
(a)     The company repurchased 2,959 shares during the three-month period ended December 31, 2025, that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(b)    Amounts exclude the impact of excise tax on net share repurchases.
Dividend Policy, Declaration and Payment
The declaration and payment of dividends to holders of our common stock will be at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows available in the U.S., impact on our effective tax rate, indebtedness, legal requirements and other factors that our Board of Directors deems relevant. In addition, the instruments governing our indebtedness may limit our ability to pay dividends. Therefore, no assurance is given that we will pay any dividends to our common stockholders or as to the amount of any such dividends if our Board of Directors determines to do so. Our quarterly cash dividend was $0.50 per share of common stock in fiscal year 2025. We currently expect to continue paying dividends consistent with our historic dividend payments.
Because we are a holding company, our ability to pay cash dividends on our common stock will depend on the receipt of dividends or other distributions from certain of our subsidiaries.
31 |

Stock Performance Graph(a)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index for the five fiscal years beginning with the close of trading on December 31, 2020 and ending December 31, 2025. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
The graph assumes an investment of $100 on December 31, 2020, in our common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index and assumes dividends, if any, were reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Zoetis Inc., the S&P 500 Index and the S&P 500 Pharmaceuticals Index

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Zoetis Inc.	$100	$148.26	$89.69	$121.90	$101.62	$79.52
S&P 500 Index	$100	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Pharmaceuticals Index	$100	$125.75	$136.38	$136.84	$148.06	$188.27
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
A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 13, 2025 (our “2024 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov.
Overview of our business
We are a global leader in the animal health industry, focused on the discovery, development, manufacture and commercialization of medicines, vaccines, diagnostic products and services, biodevices, genetic tests and precision animal health. With a legacy of nearly 75 years, we continue to pioneer ways to predict, prevent, detect, and treat animal illness, supporting those raising and caring for animals worldwide - from veterinarians and pet owners to livestock producers.
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
A summary of our 2025 performance compared with the comparable 2024 and 2023 periods follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Revenue	$9,467	$9,256	$8,544	2	8
Net income attributable to Zoetis	2,673	2,486	2,344	8	6
Adjusted net income(a)	2,847	2,693	2,457	6	10
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
33 |

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
Competition
The animal health industry is highly competitive. Although our business is the largest based on revenue in the animal health industry (which includes medicines, vaccines and diagnostics), we face competition in the regions in which we operate. Principal methods of competition vary depending on the particular region, species, product category or individual product. Some of these methods include new product development, quality, price, service and promotion to veterinary professionals, pet owners and livestock producers. Our competitors include standalone animal health businesses and the animal health businesses of large pharmaceutical companies. In recent years, there has been an increase in consolidation in the animal health industry. There are also many start-up companies working in the animal health area. In addition to competition from established market participants, there could be new entrants to the animal health medicines, vaccines and diagnostics industry in the future. We also compete with companies that produce generic products, following our products’ loss of exclusivity in a given market. For example, Draxxin currently competes with generic products in key markets including the U.S., Europe, Canada, Mexico and Australia. Since 2021, the first year of generic competition, sales of Draxxin declined by 66% in the U.S., its largest market. For more information regarding the generic competition we expect to encounter as patents on certain of our key products expire, see Item 1. Business – Intellectual Property.
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
In addition, negative beliefs about animal health products generally could impact demand for our products. For example, the issue of the potential transfer of increased antibacterial resistance in bacteria from food-producing animals to human pathogens, and the causality of that transfer, continue to be the subject of global scientific and regulatory discussion. In some countries, this issue has led to government restrictions and bans on the use of specific antibacterials in some food-producing animals, regardless of the route of administration (in feed or injectable). In addition, consumer preferences in some markets have impacted the use of antibacterials in food producing animals. Such restrictions and consumer preferences in some cases may negatively impact sales of our antibacterial products, but in other instances may increase sales of our products that can be used as antibacterial alternatives. Our total revenue attributable to antibacterials for livestock was approximately $713 million for the year ended December 31, 2025.
Similarly, concerns regarding greenhouse gas emissions and other potential environmental impacts of livestock production have led to some consumers opting to limit or avoid consuming animal products. However, we believe the impact of this trend is limited as the livestock industry is still expected to continue to grow in order to feed a growing global population.
34 |

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
Foreign exchange rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the year ended December 31, 2025, approximately 42% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the year ended December 31, 2025, approximately 58% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was unfavorably impacted by 1% from changes in foreign currency values relative to the U.S. dollar.
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
35 |

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
Components of revenue and costs and expenses
Our revenue, costs and expenses are reported for the year ended December 31 for each year presented, except for subsidiaries operating outside the U.S., for which the financial information is included in our consolidated financial statements for the fiscal year ended November 30 for each year presented.
Revenue
Our revenue is primarily derived from our diversified product portfolio of medicines, vaccines and diagnostic products and services used to treat and protect companion animals and livestock. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. In 2025, our two top-selling products and product lines, Simparica/Simparica Trio and Apoquel/Apoquel Chewable, contributed approximately 16% and 12% of our revenue, respectively, and combined with our next three top-selling products and product lines, Cytopoint, Librela and our ceftiofur line, these five products and product lines contributed approximately 42% of our revenue. Our ten top-selling products and product lines contributed 57% of our revenue. For additional information regarding our products, including descriptions of our product lines that each represented approximately 1% or more of our revenue in 2025, see Item 1. Business—Products.
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
36 |

Variability of Financial Results
Our financial results are subject to variability related to a number of factors including, but not limited to: tariffs and other trade protection measures, the decline in global macroeconomic conditions, competitive dynamics, geopolitical tensions with and economic uncertainty in certain markets, inflation, global supply chain disruption and supply availability, variability in distributor inventory stocking levels, including as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, disease outbreaks, product and geographic mix, timing of price increases and customer expectations related to the same, timing of investment decisions and operational and other changes made in connection with the expected change in accounting principle to eliminate the one-month reporting lag in 2026 for our subsidiaries operating outside the U.S.
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
37 |

Our impairment reviews of most of our long-lived assets depend on the determination of fair value, as defined by U.S. GAAP. A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions which can materially impact our results of operations. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements—Note 3. Significant Accounting Policies: Estimates and Assumptions.
Intangible assets other than goodwill
We test indefinite-lived intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the indefinite-lived intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized. Impairments of identifiable intangible assets other than goodwill, are recorded in Restructuring charges and certain acquisition and divestiture-related costs and Other (income)/deductions—net, as applicable. We did not have any material intangible asset impairment charges for the years ended December 31, 2025, 2024 and 2023.
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
While all identifiable intangible assets can be impacted by events and thus lead to impairment, in general, identifiable intangible assets that are at the highest risk of impairment include IPR&D assets ($141 million as of December 31, 2025). IPR&D assets are higher-risk assets given the uncertain nature of R&D activity.
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
We test goodwill for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or by performing a periodic quantitative assessment. In 2025, we performed a periodic qualitative impairment assessment as of September 30, 2025 and, in 2024, we performed a quantitative impairment assessment as of September 30, 2024, which did not result in the impairment of goodwill associated with any of our reporting units in either period.
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
38 |

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
Fiscal Year Alignment of International Subsidiaries
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For subsidiaries operating outside the U.S. (the “International Subsidiaries”), the consolidated financial information is included as of and for the fiscal year ended November 30 for each year presented. As a result, results of operations of our International Subsidiaries for the month of December 2025 are not included in our consolidated results of operations for fiscal year 2025 (and results of operations of our International Subsidiaries for the month of December 2024 are included).
In connection with our multi-year process to transition our ERP system noted above, we expect to eliminate the one-month reporting lag in 2026 for our International Subsidiaries, effective beginning with the Company’s first quarterly report in 2026, which would result in an alignment of the year-end for all subsidiaries and operations to December 31 (the “Expected Fiscal Year Alignment”). As a result of this alignment, the results of operations of our International Subsidiaries for the month of December 2025 would not be included in our consolidated results of operations for fiscal year 2026 but will be included in the retrospective application of the new accounting principle to prior financial statement periods. This alignment is an important preliminary step in the process to transition our ERP system because it will contribute to more seamless financial consolidation, regulatory compliance and consistent reporting.
In connection with the Expected Fiscal Year Alignment, revenue in the International segment for the reported fourth quarter of 2025 benefited from operational changes resulting in the acceleration of the timing of sales into the reported fourth quarter of 2025, which led to an approximate 2.5% to 3.5% increase in sales in the International segment in the reported fourth quarter of 2025, a trend that we do not expect to recur at the end of fiscal year 2026.
The operational changes in connection with the Expected Fiscal Year Alignment to date also included a shift implemented in early 2026 to the timing of annual price increases in certain International Subsidiaries so that the price increase and anticipated customer buying preceding the price increase would occur in the same calendar year. In addition, processing of certain customer orders from December 2025 was delayed to calendar year 2026.
39 |

Analysis of the Consolidated Statements of Income
The following discussion and analysis of our Consolidated Statements of Income should be read along with our consolidated financial statements, and the notes thereto.

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Revenue	$9,467	$9,256	$8,544	2	8
Costs and expenses:
Cost of sales(a)	2,666	2,719	2,561	(2)	6
% of revenue	28.2%	29.4%	30.0%
Selling, general and administrative expenses(a)	2,378	2,318	2,151	3	8
% of revenue	25%	25%	25%
Research and development expenses(a)	698	686	614	2	12
% of revenue	7%	7%	7%
Amortization of intangible assets(a)	128	141	149	(9)	(5)
Restructuring charges and certain acquisition and divestiture-related costs	51	53	53	(4)	—
Interest expense, net of capitalized interest	222	225	239	(1)	(6)
Other (income)/deductions—net	(36)	(19)	(159)	89	(88)
Income before provision for taxes on income	3,360	3,133	2,936	7	7
% of revenue	35%	34%	34%
Provision for taxes on income	687	637	596	8	7
Effective tax rate	20.4%	20.3%	20.3%
Net income before allocation to noncontrolling interests	2,673	2,496	2,340	7	7
Less: Net gain/(loss) attributable to noncontrolling interests	—	10	(4)	*	*
Net income attributable to Zoetis	$2,673	$2,486	$2,344	8	6
% of revenue	28%	27%	27%
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
Revenue
Total revenue by operating segment was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
U.S.	$5,097	$5,074	$4,555	—	11
International	4,254	4,102	3,911	4	5
Total operating segments	9,351	9,176	8,466	2	8
Contract manufacturing & human health	116	80	78	45	3
Total Revenue	$9,467	$9,256	$8,544	2	8
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Companion animal	$6,587	$6,278	$5,576	5	13
Livestock	2,764	2,898	2,890	(5)	—
Contract manufacturing & human health	116	80	78	45	3
Total Revenue	$9,467	$9,256	$8,544	2	8
2025 vs. 2024
Total revenue increased by $211 million, or 2%, in 2025 compared with 2024 reflecting operational revenue growth of $247 million, or 3%. Operational revenue growth was primarily due to the following:
•price growth of approximately 4%;
•volume growth from other in-line products of approximately 1%; and
•volume growth from key franchises of approximately 1%,
partially offset by:
•volume decrease related to the impact of the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets (MFA divestiture) of approximately 3%.
Foreign exchange decreased our reported revenue growth by approximately $36 million, or 1%.
40 |

Costs and Expenses
Cost of sales

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Cost of sales	$2,666	$2,719	$2,561	(2)	6
% of revenue	28.2%	29.4%	30.0%
2025 vs. 2024
Cost of sales as a percentage of revenue was 28.2% in 2025, compared with 29.4% in 2024. The decrease was primarily as a result of:
•favorable impact of the MFA divestiture;
•price increases;
•favorable foreign exchange; and
•lower inventory charges,
partially offset by:
•unfavorable manufacturing and other costs.
Selling, general and administrative expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Selling, general and administrative expenses	$2,378	$2,318	$2,151	3	8
% of revenue	25%	25%	25%
2025 vs. 2024
SG&A expenses increased by $60 million, or 3%, in 2025 compared with 2024, primarily as a result of:
•an increase in software expense;
•higher charitable contributions;
•an increase in certain significant items;
•higher professional and consulting fees; and
•higher travel and entertainment expenses,
partially offset by:
•lower depreciation expense;
•favorable foreign exchange; and
•lower logistics and freight expense.
Research and development expenses

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Research and development expenses	$698	$686	$614	2	12
% of revenue	7%	7%	7%
2025 vs. 2024
R&D expenses increased by $12 million, or 2%, in 2025 compared with 2024, primarily as a result of:
•higher depreciation expense;
•an increase in certain compensation-related costs to support innovation and portfolio progression; and
•unfavorable impact from foreign exchange,
partially offset by:
•lower professional and consulting services.
Amortization of intangible assets

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Amortization of intangible assets	$128	$141	$149	(9)	(5)
2025 vs. 2024
Amortization of intangible assets decreased by $13 million, or 9%, in 2025 compared with 2024 primarily due to asset impairments taken in 2025 and 2024, as well as assets that became fully amortized, partially offset by intangible assets placed in service in 2025 and 2024.
41 |

Restructuring charges and certain acquisition and divestiture-related costs

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Restructuring charges and certain acquisition and divestiture-related costs	$51	$53	$53	(4)	—
* Calculation not meaningful.
2025 vs. 2024
Restructuring charges and certain acquisition and divestiture-related costs were $51 million in 2025 and $53 million in 2024. Restructuring charges and certain acquisition and divestiture-related costs in 2025 primarily consisted of charges related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site, as well as employee termination costs related to organizational structure refinements. Restructuring charges and certain acquisition and divestiture-related costs in 2024 primarily consisted of employee termination costs related to organizational structure refinements, as well as costs related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
For additional information regarding restructuring charges and acquisition and divestiture-related costs, see Notes to Consolidated Financial Statements— Note 6. Restructuring Charges and Other Costs Associated with Acquisitions and Divestitures.
Interest expense, net of capitalized interest

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Interest expense, net of capitalized interest	$222	$225	$239	(1)	(6)
2025 vs. 2024
Interest expense, net of capitalized interest, decreased by $3 million, or 1%, in 2025 compared with 2024, primarily as a result of higher capitalized interest in the current period associated with capital projects to support our future growth and higher gains on foreign exchange derivative instruments, partially offset by a higher average debt balance during a portion of the current year.
Other (income)/deductions—net

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Other (income)/deductions—net	$(36)	$(19)	$(159)	89	(88)
* Calculation not meaningful.
2025 vs. 2024
The change in Other (income)/deductions—net is primarily as a result of the net loss on the sale of our medicated feed additive product portfolio, certain water soluble products and related assets in 2024, as well as lower asset impairment charges in the current period, partially offset by lower interest income in the current period.
Provision for taxes on income

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Provision for taxes on income	$687	$637	$596	8	7
Effective tax rate	20.4%	20.3%	20.3%
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
2025 vs. 2024
Our effective tax rate was 20.4% for 2025 and 20.3% for 2024. The higher effective tax rate for 2025, as compared to 2024, was primarily attributable to a lower benefit in the U.S. related to foreign-derived intangible income, partially offset by a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation activity) and higher net discrete tax benefits.
42 |

Operating Segment Results
The mix of revenue between companion animal and livestock products was as follows:

				% Change
				25/24			24/23
					Related to			Related to
	Year Ended December 31,				Foreign Exchange			Foreign Exchange
(MILLIONS OF DOLLARS)	2025	2024	2023	Total		Operational	Total		Operational
U.S.
Companion animal	$4,220	$4,054	$3,529	4	—	4	15	—	15
Livestock	877	1,020	1,026	(14)	—	(14)	(1)	—	(1)
	5,097	5,074	4,555	—	—	—	11	—	11
International
Companion animal	2,367	2,224	2,047	6	(1)	7	9	(4)	13
Livestock	1,887	1,878	1,864	—	(2)	2	1	(7)	8
	4,254	4,102	3,911	4	(1)	5	5	(5)	10
Total
Companion animal	6,587	6,278	5,576	5	—	5	13	(1)	14
Livestock	2,764	2,898	2,890	(5)	(2)	(3)	—	(5)	5
Contract manufacturing & human health	116	80	78	45	—	45	3	—	3
	$9,467	$9,256	$8,544	2	(1)	3	8	(3)	11
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

				% Change
				25/24			24/23
					Related to			Related to
	Year Ended December 31,				Foreign Exchange			Foreign Exchange
(MILLIONS OF DOLLARS)	2025	2024	2023	Total		Operational	Total		Operational
U.S.	$3,438	$3,336	$2,863	3	—	3	17	—	17
International	2,264	2,118	2,037	7	2	5	4	(7)	11
Total reportable segments	5,702	5,454	4,900	5	1	4	11	(3)	14
Other business activities	(562)	(562)	(496)	—			13
Reconciling Items:
Corporate	(1,240)	(1,213)	(1,042)	2			16
Purchase accounting adjustments	(128)	(140)	(159)	(9)			(12)
Acquisition and divestiture-related costs	(2)	(18)	(9)	(89)			*
Certain significant items	(82)	(79)	33	4			*
Other unallocated	(328)	(309)	(291)	6			6
Income before income taxes	$3,360	$3,133	$2,936	7			7
* Calculation not meaningful.
2025 vs. 2024
U.S. operating segment
U.S. segment revenue increased by $23 million in 2025, which was relatively flat compared with 2024, of which $166 million resulted from growth in companion animal products, partially offset by a $143 million decline in livestock products.
•Companion animal revenue growth was primarily due to increased sales of Simparica Trio, key dermatology products and small animal diagnostics, partially offset by lower sales of Librela.
•Livestock revenue declined due to the impact of the MFA divestiture across cattle, poultry and swine products. Excluding the impact of the MFA divestiture, livestock revenue increased primarily due to higher demand for vaccines in our cattle and poultry markets, partially offset by a decrease in demand for certain swine products.
U.S. segment earnings increased by $102 million, or 3%, in 2025 compared with 2024, primarily due to higher revenue and lower cost of sales, partially offset by higher operating expenses.
International operating segment
International segment revenue increased by $152 million, or 4%, in 2025 compared with 2024. Operational revenue growth was $188 million, or 5%, reflecting growth of $145 million in companion animal products and $43 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our Simparica franchise products, key dermatology products and our mAb products for OA pain, Librela and Solensia.
43 |

•Livestock operational revenue growth was due to increased sales in our cattle and fish products, partially offset by lower sales of poultry products. Excluding the impact of the MFA divestiture, livestock revenue increased across all species. Sales of cattle products grew largely due to price and sales of poultry products grew due to higher demand for vaccines in key poultry markets and price. Sales of our fish products grew due to increased vaccine sales in Norway and Chile. Sales of swine products increased due to higher demand for vaccines and geographic expansion.
•International segment revenue was positively impacted by operational changes made in connection with the Expected Fiscal Year Alignment, leading to an approximate 2.5% to 3.5% increase in sales in the International segment in the reported fourth quarter 2025 due to an acceleration of the timing of sales into the reported fourth quarter of 2025, a trend that we do not expect to recur.
•Additionally, International segment revenue was unfavorably impacted by foreign exchange which decreased revenue by approximately $36 million, or 1%, primarily driven by the Brazilian real, Argentinian peso, Turkish lira, Mexican peso, Australian dollar and Canadian dollar.
International segment earnings increased by $146 million, or 7%, in 2025 compared with 2024. Operational earnings growth was $106 million, or 5%, primarily due to higher revenue, partially offset by higher cost of sales and operating expenses.
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
2025 vs. 2024
Other business activities net loss was flat in 2025 compared with 2024, reflecting a decrease in R&D costs primarily due to timing of spend related to projects and other strategic investments, as well as contract manufacturing results, offset by an increase in certain compensation-related costs and depreciation expense.
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
2025 vs. 2024
Corporate expenses increased by $27 million, or 2%, in 2025 compared with 2024, primarily due to an increase in compensation-related costs, partially offset by favorable foreign exchange.
Other unallocated expenses increased by $19 million, or 6%, in 2025 compared with 2024, primarily due to higher manufacturing costs and other charges, partially offset by lower inventory obsolescence, freight charges and favorable foreign exchange.
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
44 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Year Ended December 31,			% Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
GAAP reported net income attributable to Zoetis	$2,673	$2,486	$2,344	8	6
Purchase accounting adjustments—net of tax	99	109	127	(9)	(14)
Acquisition and divestiture-related costs—net of tax	2	14	7	(86)	*
Certain significant items—net of tax	73	84	(21)	(13)	*
Non-GAAP adjusted net income(a)	$2,847	$2,693	$2,457	6	10
* Calculation not meaningful.
(a)    The effective tax rate on adjusted pretax income was 20.3%, 19.8% and 20.1% in 2025, 2024 and 2023, respectively.
The higher effective tax rate on adjusted pretax income for 2025, as compared to 2024, was primarily attributable to a lower benefit in the U.S related to foreign-derived intangible income and a less favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation activity), partially offset by higher net discrete benefits.
The lower effective tax rate on adjusted pretax income for 2024, as compared to 2023, was primarily attributable to a higher benefit in the U.S. related to foreign-derived intangible income and lower net discrete tax expenses, partially offset by a less favorable jurisdictional mix of earnings (which includes the impact of the location of earnings, repatriation costs and Pillar Two global minimum tax). Jurisdictional mix of earnings can vary depending on repatriation decisions, operating fluctuations in the normal course of business and the impact of non-deductible and non-taxable items.
45 |

A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Year Ended December 31,			% Change
	2025	2024	2023	25/24	24/23
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$6.02	$5.47	$5.07	10	8
Purchase accounting adjustments—net of tax	0.22	0.24	0.28	(8)	(14)
Acquisition and divestiture-related costs—net of tax	—	0.03	0.02	*	50
Certain significant items—net of tax	0.17	0.18	(0.05)	(6)	*
Non-GAAP adjusted EPS—diluted	$6.41	$5.92	$5.32	8	11
* Calculation not meaningful.
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following for each of the periods presented:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Interest expense, net of capitalized interest	$222	$225	$239
Interest income	(93)	(106)	(103)
Income taxes	725	667	618
Depreciation	325	323	302
Amortization	34	34	36
Adjusted net income, as shown above, excludes the following items:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Purchase accounting adjustments:
Amortization and depreciation	$128	$140	$153
Cost of sales	—	—	6
Total purchase accounting adjustments—pre-tax	128	140	159
Income taxes(a)	29	31	32
Total purchase accounting adjustments—net of tax	99	109	127
Acquisition and divestiture-related costs:
Acquisition-related costs	2	1	7
Divestiture-related costs(b)	—	16	—
Restructuring costs	—	1	2
Total acquisition and divestiture-related costs—pre-tax	2	18	9
Income taxes(a)	—	4	2
Total acquisition and divestiture-related costs—net of tax	2	14	7
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(c)	27	35	44
Business process transformation costs(d)	29	—	—
Certain asset impairment charges(e)	27	11	24
Net loss/(gain) on sale of businesses(f)	3	25	(101)
Other	(4)	8	—
Total certain significant items—pre-tax	82	79	(33)
Income taxes(a)	9	(5)	(12)
Total certain significant items—net of tax	73	84	(21)
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$174	$207	$113
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
(c)    For 2025, primarily consisted of employee termination costs related to organizational structure refinements, as well as costs related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.
For 2024, primarily consisted of employee termination costs related to organizational structure refinements, partially offset by a reversal of certain employee termination costs as a result of a change in strategy from our 2015 operational efficiency initiative.
46 |

For 2023, primarily represents employee termination and exit costs related to organizational structure refinements and other cost-reduction and productivity initiatives.
(d)     Represents costs related to our multi-year business process transformation program, which includes the implementation of a new enterprise resource planning (ERP) system, related digital technology solutions and other related costs. This comprehensive program is a major global and cross-functional company-wide effort, of which the Expected Fiscal Year Alignment is a part, that we believe will transform how we work across our business and contribute to all of our strategic priorities. Due to the nature, scope and magnitude of this investment, these costs are incremental transformational costs that are far in excess of the historical normal level of spending to support operations and are not expected to recur in the foreseeable future.
(e)    For 2025, represents charges related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site, as well as charges related to our aquaculture product portfolio.
For 2024, represents certain asset impairment charges related to our aquaculture business.
For 2023, primarily represents certain asset impairment charges related to our precision animal health and diagnostics businesses.
(f)        For 2025 and 2024, represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets in 2024.
    For 2023, primarily represents a net gain on the sale of a majority interest in our pet insurance business.
The classification of the above items excluded from adjusted net income are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Cost of sales:
Purchase accounting adjustments	$4	$4	$10
Inventory write-offs	—	—	2
Business process transformation costs	6	—	—
Other	(1)	1	1
Total Cost of sales	9	5	13

Selling, general & administrative expenses:
Purchase accounting adjustments	11	11	21
Business process transformation costs	23	—	—
Other	—	6	—
Total Selling, general & administrative expenses	34	17	21

Research & development expenses:
Purchase accounting adjustments	2	2	1
Total Research & development expenses	2	2	1

Amortization of intangible assets:
Purchase accounting adjustments	111	123	127
Total Amortization of intangible assets	111	123	127

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	2	1	7
Divestiture-related costs	—	16	—
Employee termination costs	20	36	41
Asset impairments	22	—	1
Exit costs	7	—	4
Total Restructuring charges and certain acquisition and divestiture-related costs	51	53	53

Other (income)/deductions—net:
Asset impairments	5	11	21
Net loss/(gain) on sale of businesses	3	25	(101)
Other	(3)	1	—
Total Other (income)/deductions—net	5	37	(80)

Provision for taxes on income	38	30	22

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$174	$207	$113
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
47 |

Analysis of the Consolidated Balance Sheets
December 31, 2025 vs. December 31, 2024
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
Other current assets increased primarily due to an increase in collateral posted related to derivative contracts, the deferral of a prepaid tax benefit in connection with a prepayment from a related foreign entity in Belgium, as well as higher value-added tax receivables, partially offset by the mark-to-market adjustments of derivative instruments.
Property, plant and equipment less accumulated depreciation increased primarily as a result of capital spending, partially offset by depreciation expense. See Notes to Consolidated Financial Statements - Note 12. Property, Plant and Equipment.
The increase in Operating lease right-of-use assets reflects assets acquired through new and amended lease agreements, partially offset by lease amortization, while the increase in Operating lease liabilities primarily reflects an amended lease obligation in the current period, partially offset by lease payments. See Notes to Consolidated Financial Statements—Note 10. Leases.
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
Accrued expenses increased primarily as a result of increases in accrued contract rebates, interest and third-party inventory.
Accrued compensation and related items decreased primarily due to the payments of 2024 annual incentive bonuses, payments for sales incentive bonuses and savings plan contributions to eligible employees, partially offset by the accrual of 2025 annual incentive bonuses, savings plan contributions to eligible employees and sales incentive bonuses.
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
Analysis of the Consolidated Statements of Cash Flows

	Year Ended December 31,			$ Change
(MILLIONS OF DOLLARS)	2025	2024	2023	25/24	24/23
Net cash provided by (used in):
Operating activities	$2,904	$2,953	$2,353	$(49)	$600
Investing activities	(748)	(315)	(777)	(433)	462
Financing activities	(1,870)	(2,660)	(3,109)	790	449
Effect of exchange-rate changes on cash and cash equivalents	39	(32)	(7)	71	(25)
Net increase/(decrease) in cash and cash equivalents	$325	$(54)	$(1,540)	$379	$1,486
Operating activities
2025 vs. 2024
Net cash provided by operating activities was $2,904 million in 2025 compared with $2,953 million in 2024. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and higher inventory build-up of certain products due to increased demand, partially offset by higher net income adjusted by non-cash items and the timing of income taxes paid.
Investing activities
2025 vs. 2024
Net cash used in investing activities was $748 million in 2025 compared with $315 million in 2024. The net cash used in investing activities for 2025 was primarily due to capital expenditures and net payments of derivative instrument activity. The net cash used in investing activities for 2024 was primarily due to capital expenditures, partially offset by net proceeds on the sale of our medicated feed additive product portfolio, certain water soluble products and related assets, as well as net proceeds from derivative instrument activity.
48 |

Financing activities
2025 vs. 2024
Net cash used in financing activities was $1,870 million in 2025 compared with $2,660 million in 2024. The net cash used in financing activities for 2025 was primarily attributable to the purchase of treasury shares and related excise taxes, the repayment of the aggregate principal amounts of our 2015 and 2022 senior notes due 2025, the payment of dividends and payment of the capped calls related to the convertible senior notes, partially offset by proceeds from the issuance of the convertible senior notes in December 2025 and senior notes in August 2025. The net cash used in financing activities for 2024 was primarily attributable to the purchase of treasury shares and related payment of excise taxes, the payment of dividends and taxes paid on withholding shares, partially offset by proceeds in connection with the issuance of common stock under our equity incentive plan.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	December 31,
(MILLIONS OF DOLLARS)	2025	2024
Cash and cash equivalents	$2,312	$1,987
Accounts receivable, net(a)	1,590	1,316
Current portion of long-term debt	—	1,350
Long-term debt	9,042	5,220
Working capital	4,533	2,574
Ratio of current assets to current liabilities	3.03:1	1.75:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the years ended December 31, 2025 and 2024, the number of days that accounts receivables were outstanding have remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see the Analysis of the Consolidated Balance Sheets and Analysis of the Consolidated Statements of Cash Flows sections of this MD&A.
Credit facility and other lines of credit
In August 2025, we entered into a new revolving credit agreement with a syndicate of banks providing for a multi-year $1.25 billion senior unsecured revolving credit facility (the credit facility), which expires in August 2030. Subject to certain conditions, we have the right to increase the credit facility up to $1.75 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of December 31, 2025 and December 31, 2024. There were no amounts drawn under the credit facility as of December 31, 2025 or December 31, 2024.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2025, we had access to $51 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of December 31, 2025 or December 31, 2024.
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
49 |

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
Debt securities
Convertible Senior Notes
On December 18, 2025, we completed a private offering (the “offering”) of 0.250% convertible senior notes (the “convertible senior notes”) with a maturity date of June 15, 2029, unless earlier repurchased, redeemed or converted. The aggregate principal amount of the convertible senior notes sold in the offering was $2.0 billion, which includes $250 million in aggregate principal amount of convertible senior notes issued pursuant to the initial purchasers’ option to purchase additional convertible senior notes on the same terms and conditions, which the initial purchasers exercised in full for settlement on December 18, 2025.
The convertible senior notes were issued pursuant to an indenture, dated as of December 18, 2025, between us and Deutsche Bank Trust Company Americas, as trustee. If we call any convertible senior notes for redemption, a "make-whole fundamental change" will occur under the indenture with respect to those convertible senior notes, in which case the conversion rate applicable to the conversion of those convertible senior notes will be increased if they are converted during a specified period of time after they are called for redemption. The convertible senior notes are convertible at an initial conversion price of approximately $148.20 per share of common stock. Prior to March 15, 2029, the convertible senior notes are convertible during certain periods only: (i) if the trading price of our common stock is greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days prior to the end of a calendar quarter, (ii) the trading price per $1,000 principal amount of convertible senior notes for each trading day of the specified measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (iii) if we call the notes for redemption and (iv) upon the occurrence of certain corporate events, as set forth in the indenture. On or after March 15, 2029, holders may convert all or any portion of their notes, regardless of the foregoing conditions. Upon any conversion of the convertible senior notes, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
The net proceeds from the offering were $1,970 million, after deducting the initial purchasers’ discounts and expenses of $30 million. We used the net proceeds from the offering as follows: (i) $187 million to fund the cost of entering into the capped call transactions described below, (ii) $248 million to purchase approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share (the “common stock”), in privately negotiated transactions entered into concurrently with the pricing of the offering effected with or through one of the initial purchasers or its affiliate and (iii) the remaining $1,535 million for additional repurchases of common stock following the date of the offering, which repurchases were substantially completed as of December 31, 2025.
In connection with the issuance of the convertible senior notes, we also entered into privately negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each have a strike price of approximately $148.20 per share, subject to certain adjustments, which correspond to the initial conversion price of the convertible senior notes. The capped calls have initial cap prices of approximately $211.72 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 13.5 million shares of our common stock. We have the option to settle the capped calls in either shares, cash or a combination thereof. The capped calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the convertible senior notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. However, if the market price per share of our common stock, as measured under the terms of the capped calls, exceeds the cap prices of the capped calls, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the capped calls. The capped calls are separate transactions, and not part of the terms of the convertible senior notes. We analyzed the transactions under ASC 815, Derivatives and Hedging, and determined that the capped calls met the criteria for classification as an equity transaction with no subsequent remeasurement, as long as they continue to meet the conditions for equity classification. These capped calls are recorded in stockholders’ equity on our balance sheet and are not accounted for as a bifurcated derivative. The cost of the capped calls of $187 million, net of $42 million in deferred tax assets, was recorded as a decrease to Additional paid-in capital on our Consolidated Balance Sheets as of December 31, 2025.
On December 17, 2025, we and the lenders under the credit facility entered into the First Waiver to the Revolving Credit Agreement, dated as of December 17, 2025 (the “waiver”), among us, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The waiver waived a technical provision in the credit facility and explicitly permits early conversions of the convertible senior notes pursuant to their terms.
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
50 |

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
Our outstanding debt securities are as follows:

Description	Principal Amount	Interest Rate	Terms

2017 Senior Notes due 2027	$750 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2027
2018 Senior Notes due 2028	$500 million	3.900%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2028
2025 Senior Notes due 2028	$850 million	4.150%	Interest due semi annually, not subject to amortization, aggregate principal due on August 17, 2028
2025 Convertible Senior Notes due 2029	$2,000 million	0.250%	Interest due semi annually, not subject to amortization, aggregate principal due on June 15, 2029
2020 Senior Notes due 2030	$750 million	2.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2030
2022 Senior Notes due 2032	$750 million	5.600%	Interest due semi annually, not subject to amortization, aggregate principal due on November 16, 2032
2025 Senior Notes due 2035	$1,000 million	5.000%	Interest due semi annually, not subject to amortization, aggregate principal due on August 17, 2035
2013 Senior Notes due 2043	$1,150 million	4.700%	Interest due semi annually, not subject to amortization, aggregate principal due on February 1, 2043
2017 Senior Notes due 2047	$500 million	3.950%	Interest due semi annually, not subject to amortization, aggregate principal due on September 12, 2047
2018 Senior Notes due 2048	$400 million	4.450%	Interest due semi annually, not subject to amortization, aggregate principal due on August 20, 2048
2020 Senior Notes due 2050	$500 million	3.000%	Interest due semi annually, not subject to amortization, aggregate principal due on May 15, 2050
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
Pension obligations
We maintain pension obligations associated with certain international defined benefit plans and expect to contribute a total of $8 million to these plans in 2026. As of December 31, 2025, the supplemental savings plan liability was $47 million. For additional information, see Notes to Consolidated Financial Statements— Note 14. Benefit Plans.
Share repurchase program
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. In connection with the December 18, 2025 private offering of 0.250% convertible senior notes, we purchased approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share, in privately negotiated transactions entered into concurrently with the pricing of the convertible senior notes offering effected with or through one of the initial purchasers or its affiliate. Following the date of the offering, we used $1,535 million of the remaining proceeds from the offering for additional repurchases of common stock which repurchases were substantially completed as of December 31, 2025. As of December 31, 2025, there was $2.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During 2025, 23.9 million shares were repurchased for $3.2 billion, which excludes a $31 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2025 and 2024, recorded amounts for the estimated fair value of these indemnifications are not material.
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
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, anticipated impact or timing of divestitures, interest rates, tax rates, tariffs, changes in tax regimes and laws, impacts of the timing and processing of sales in the International segment; possible impacts of the expected fiscal year alignment, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation, taxes and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
•the possible impact and timing of competing products, including generic alternatives, on our products and our ability to compete against such products;
•unanticipated safety, quality or efficacy concerns or issues about our products;
•the economic, political, legal and business environment of the foreign jurisdictions in which we do business;
•the decline in global economic conditions, including the ongoing conflicts and rising tensions in various parts of the world, economic weakness in China and inflation;
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
•failure to generate sufficient cash to service our substantial indebtedness; and
•the other factors set forth under “Risk Factors” in Item 1A of Part I of this 2025 Annual Report.
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
52 |

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
Our foreign exchange derivative instruments at December 31, 2025 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the amount recorded in cumulative translation adjustment (CTA) within Accumulated other comprehensive loss related to our net investment hedge would increase or decrease, respectively, by approximately $112 million. The change in value recorded to CTA would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany short-term foreign currency assets and liabilities that arise from operations but are not designated as hedges.
Our foreign currency forward-exchange contracts at December 31, 2025 were analyzed to determine their sensitivity to foreign exchange rate changes. If the U.S. dollar were to strengthen or weaken against all other currencies by 10%, the fair value of these contracts would decrease or increase, respectively, by $53 million. The foreign currency gains and losses on the assets and liabilities are recorded in Other (income)/deductions-net. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments: B. Derivative Financial Instruments.
Interest rate risk
Our outstanding debt balances are predominantly fixed rate debt. While changes in interest rates will have no impact on the interest we pay on our fixed rate debt, interest on our commercial paper and revolving credit facility will be exposed to interest rate fluctuations. Additionally, as of December 31, 2025, because we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our 3.900% Senior Notes due 2028 and our 2.00% Senior Notes due 2030, a portion of the fixed-rate interest payable on these senior notes effectively became variable based on SOFR. At December 31, 2025, there were no commercial paper borrowings outstanding and no outstanding principal balance under our revolving credit facility.
By entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon SOFR. Changes in the overall level of interest rates affect the interest expense that we recognize in our Consolidated Statements of Income. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of December 31, 2025, if SOFR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $3 million, as it relates to our fixed to floating interest rate swap agreements. See Notes to Consolidated Financial Statements—Note 9. Financial Instruments.
At December 31, 2025, our cash equivalents were primarily invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate.
53 |

Item 8. Financial Statements and Supplementary Data.

54 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zoetis Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 3 and 8C in the consolidated financial statements, the Company’s tax positions are subject to examination by local taxing authorities in each respective tax jurisdiction, and the resolution of such examinations may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. The Company accounts for income tax contingencies using a benefit recognition model. If a tax position is more likely than not (more than a 50% likelihood) to be sustained upon examination, based solely on the technical merits of the position, a benefit is recognized. As of December 31, 2025, the Company has recorded gross unrecognized tax benefits of $221 million.
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
55 |

Deductions from revenue related to the rebates accrual for the U.S. segment
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates as a deduction from revenue when the related revenue is recognized. Included in the rebates accrual are estimated revenue deductions for future payments to distributors, clinics, veterinarians and pet owners under various programs offered by the Company. The volume of varied rebate programs offered, each with varying terms and conditions covering how the rebate is measured and earned, requires the Company to estimate the accrual using a number of inputs from multiple sources. Accruals for deductions from revenue are recorded as either a reduction in accounts receivable or within accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in accounts receivable as of December 31, 2025 are approximately $260 million and accruals for deductions from revenue included in accrued expenses are approximately $395 million. These amounts include rebate accruals for both the U.S. and international segments.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s rebate accrual process for the U.S. segment. This included controls related to the identification of revenue transactions subject to a rebate and the relevance and reliability of information used in the estimated rebates accrual. We identified and considered the relevance, reliability and sufficiency of sources of data used by the Company in developing the estimate. We tested the estimate of the rebates accrual for a sample of U.S. programs, using a combination of Company internal data, historical information, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company. We evaluated the historical accuracy of the Company’s U.S. rebates accrual by comparing the previously recorded accrual as of December 31, 2024 to the actual amount that ultimately was paid by the Company during 2025.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Short Hills, New Jersey
February 12, 2026
56 |

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zoetis Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Zoetis Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 12, 2026
57 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2025	2024	2023
Revenue	$9,467	$9,256	$8,544
Costs and expenses:
Cost of sales(a)	2,666	2,719	2,561
Selling, general and administrative expenses(a)	2,378	2,318	2,151
Research and development expenses(a)	698	686	614
Amortization of intangible assets	128	141	149
Restructuring charges and certain acquisition and divestiture-related costs	51	53	53
Interest expense, net of capitalized interest	222	225	239
Other (income)/deductions––net	(36)	(19)	(159)
Income before provision for taxes on income	3,360	3,133	2,936
Provision for taxes on income	687	637	596
Net income before allocation to noncontrolling interests	2,673	2,496	2,340
Less: Net income/(loss) attributable to noncontrolling interests	—	10	(4)
Net income attributable to Zoetis Inc.	$2,673	$2,486	$2,344
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$6.03	$5.47	$5.08
Diluted	$6.02	$5.47	$5.07
Weighted-average common shares outstanding:
Basic	443.443	454.200	461.172
Diluted	443.835	454.848	462.269
Dividends declared per common share	$2.030	$1.796	$1.557
(a)    Exclusive of amortization of intangible assets, except as disclosed in Note 3. Significant Accounting Policies—Amortization of Intangible Assets, Depreciation and Certain Long-Lived Assets.
58 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Net income before allocation to noncontrolling interests	$2,673	$2,496	$2,340
Other comprehensive loss, net of tax(a):
Unrealized (losses)/gains on derivatives for cash flow hedges, net of tax of $(6), $1 and $(2) for the years ended December 31, 2025, 2024 and 2023, respectively	(19)	4	(5)
Unrealized (losses)/gains on derivatives for net investment hedges, net of tax of $(30), $13 and $(7) for the years ended December 31, 2025, 2024 and 2023, respectively	(101)	44	(23)
Foreign currency translation adjustments, net	224	(147)	—
Benefit plans: Actuarial gains/(losses), net of tax of $1, $— and $2 for the years ended December 31, 2025, 2024 and 2023, respectively	2	(2)	6
Total other comprehensive loss, net of tax	106	(101)	(22)
Comprehensive income before allocation to noncontrolling interests	2,779	2,395	2,318
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	10	(4)
Comprehensive income attributable to Zoetis Inc.	$2,779	$2,385	$2,322
(a)    Presented net of reclassification adjustments, which are not material in any period presented. Reclassification adjustments related to benefit plans are generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, general and administrative expenses, and/or Research and development expenses, as appropriate, in the Consolidated Statements of Income.

59 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	2025	2024
Assets
Cash and cash equivalents(a)	$2,312	$1,987
Accounts receivable, less allowance for doubtful accounts of $16 in 2025 and $18 in 2024	1,590	1,316
Inventories	2,430	2,306
Other current assets	436	377
Total current assets	6,768	5,986
Property, plant and equipment, less accumulated depreciation of $2,925 in 2025 and $2,635 in 2024	3,681	3,391
Operating lease right-of-use assets	288	219
Goodwill	2,767	2,724
Identifiable intangible assets, less accumulated amortization	998	1,127
Noncurrent deferred tax assets	637	540
Other noncurrent assets	328	250
Total assets	$15,467	$14,237

Liabilities and Equity
Current portion of long-term debt	—	1,350
Accounts payable	487	433
Dividends payable	232	224
Accrued expenses	852	746
Accrued compensation and related items	410	441
Income taxes payable	147	93
Other current liabilities	107	125
Total current liabilities	2,235	3,412
Long-term debt, net of discount and issuance costs	9,042	5,220
Noncurrent deferred tax liabilities	139	167
Operating lease liabilities	196	174
Other taxes payable	276	272
Other noncurrent liabilities	248	222
Total liabilities	12,136	9,467
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.01 par value: 6,000,000,000 authorized, 501,891,243 and 501,891,243 shares issued; 424,927,535 and 448,473,073 shares outstanding at December 31, 2025 and 2024, respectively	5	5
Treasury stock, at cost, 76,963,708 and 53,418,170 shares of common stock at December 31, 2025 and 2024, respectively	(10,685)	(7,445)
Additional paid-in capital	1,101	1,182
Retained earnings	13,744	11,968
Accumulated other comprehensive loss	(834)	(940)
Total Zoetis Inc. equity	3,331	4,770
Equity attributable to noncontrolling interests	—	—
Total equity	3,331	4,770
Total liabilities and equity	$15,467	$14,237
(a)    As of December 31, 2025 and 2024, includes $2 million, of restricted cash.
60 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

		Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
(MILLIONS OF DOLLARS, EXCEPT SHARE DATA)	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2022	501.9	$5	38.1	$(4,539)	$1,088	$8,668	$(817)	$(2)	$4,403
Net income/(loss)	—	—	—	—		2,344	—	(4)	2,340
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Share-based compensation awards(a)	—	—	(0.9)	44	45	(1)	—	—	88
Treasury stock acquired(b)	—	—	6.3	(1,102)	—	—	—	—	(1,102)
Dividends declared	—	—	—	—	—	(716)	—	—	(716)
Balance, December 31, 2023	501.9	$5	43.5	$(5,597)	$1,133	$10,295	$(839)	$(6)	$4,991
Net income	—	—	—			2,486	—	10	2,496
Other comprehensive loss	—	—	—		—	—	(101)	—	(101)
Deconsolidation of a noncontrolling interest	—	—	—	—	—	—	—	(4)	(4)
Share-based compensation awards(a)	—	—	(0.6)	17	49	(1)	—	—	65
Treasury stock acquired(b)	—	—	10.5	(1,865)	—	—	—	—	(1,865)
Dividends declared	—	—	—		—	(812)	—	—	(812)
Balance, December 31, 2024	501.9	$5	53.4	$(7,445)	$1,182	$11,968	$(940)	$—	$4,770
Net income	—	—	—	—	—	2,673	—	—	2,673
Other comprehensive income	—	—	—	—	—	—	106	—	106
Share-based compensation awards(a)	—	—	(0.3)	9	64	—	—	—	73
Treasury stock acquired(b)	—	—	23.9	(3,249)	—	—	—	—	(3,249)
Purchase of capped calls related to the issuance of convertible senior notes, net of tax	—	—	—	—	(145)	—	—	—	(145)
Dividends declared	—	—	—	—	—	(897)	—	—	(897)
Balance, December 31, 2025	501.9	$5	77.0	$(10,685)	$1,101	$13,744	$(834)	$—	$3,331
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

61 |

ZOETIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Operating Activities
Net income before allocation to noncontrolling interests	$2,673	$2,496	$2,340
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	487	497	491
Share-based compensation expense	83	74	60
Asset write-offs and asset impairments	47	31	46
Net loss/(gain) on sale of businesses, excluding transaction costs	3	23	(118)
Provision for losses on inventory	68	97	115
Deferred taxes	(52)	(338)	(61)
Settlement of derivative contracts	11	—	—
Other non-cash adjustments	(8)	(6)	(8)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(236)	(61)	(102)
Inventories	(199)	(40)	(361)
Other assets	(165)	52	(95)
Accounts payable	46	31	13
Other liabilities	85	114	67
Other tax accounts, net	61	(17)	(34)
Net cash provided by operating activities	2,904	2,953	2,353
Investing Activities
Capital expenditures	(621)	(655)	(732)
Acquisitions, net of cash acquired	(24)	(8)	(155)
Purchase of investments	(7)	(5)	(4)
(Payments of)/proceeds from derivative instrument activity, net	(93)	62	12
(Payment of)/proceeds from sale of businesses, net of cash sold and working capital adjustments	(4)	293	96
Other investing activities	1	(2)	6
Net cash used in investing activities	(748)	(315)	(777)
Financing Activities
(Decrease)/increase in short-term borrowings, net	—	(3)	1
Principal payments on long-term debt	(1,350)	—	(1,350)
Proceeds from issuance of long-term debt—senior notes, net of discount	1,848	—	—
Proceeds from issuance of convertible debt	2,000	—	—
Payment of debt issuance costs	(43)	—	—
Payment of premium on capped calls related to convertible debt	(187)	—	—
Payment of consideration related to previous acquisitions	—	(5)	(3)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(11)	(8)	27
Purchases of treasury stock, including excise taxes paid	(3,235)	(1,858)	(1,092)
Cash dividends paid	(889)	(786)	(692)
Other financing activities	(3)	—	—
Net cash used in financing activities	(1,870)	(2,660)	(3,109)
Effect of exchange-rate changes on cash and cash equivalents	39	(32)	(7)
Net increase/(decrease) in cash and cash equivalents	325	(54)	(1,540)
Cash and cash equivalents at beginning of period	1,987	2,041	3,581
Cash and cash equivalents at end of period	$2,312	$1,987	$2,041

Supplemental cash flow information
Cash paid during the period for:
Income taxes(a)	$715	$892	$754
Interest, net of capitalized interest	261	274	295
Non-cash transactions:
Capital expenditures	$4	$3	$2
Dividends declared, not paid	232	224	198
Excise tax accrued on net share repurchases, not paid	31	17	10
(a) For 2025, includes $133 million related to the purchase of transferable federal tax credits.
62 |

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
2. Basis of Presentation
The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For subsidiaries operating outside the U.S., the consolidated financial information is included as of and for the fiscal year ended November 30 for each year presented. All significant intercompany balances and transactions between the legal entities that comprise Zoetis have been eliminated.
Certain reclassifications of prior year information have been made to conform to the current year's presentation.
In the third quarter of 2024, we concluded that we were no longer the primary beneficiary of a variable interest entity (VIE) that was previously consolidated. The effects of the deconsolidation were not material to the consolidated financial statements.
3. Significant Accounting Policies
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax disclosures. The new guidance requires standardized categories for the effective tax rate reconciliation, disaggregation of income taxes paid and other income tax-related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. We adopted this guidance prospectively as of January 1, 2025, which resulted in additional disclosures in the notes to our consolidated financial statements. Accordingly, prior periods were not retrospectively adjusted. See Note 8. Tax Matters.
Recently Issued Accounting Standards
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815), to more closely align financial reporting with the economics of an entity’s risk management activities. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments in this ASU should be applied prospectively with an option to adopt the amendments for hedging relationships existing as of the date of adoption. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
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
63 |

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
64 |

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
Accruals for deductions from revenue are recorded as either a reduction in Accounts receivable or within Accrued expenses, depending on the nature of the contract and method of expected payment. Amounts recorded as a reduction in Accounts receivable as of December 31, 2025 and 2024 are approximately $260 million and $257 million, respectively. As of December 31, 2025, and 2024, accruals for deductions from revenue included in Accrued expenses are approximately $395 million and $344 million, respectively.
A deferral of revenue may be required in the event that we have not satisfied all customer obligations for which we have been compensated. The transaction price is allocated to the individual performance obligations on the basis of relative stand-alone selling price, which is typically based on actual sales prices. Revenue associated with unsatisfied performance obligations are contract liabilities is recorded within Other current liabilities and Other noncurrent liabilities. Recognition of revenue occurs once control of the underlying products has transferred to the customer. Contract liabilities reflected within Other current liabilities as of December 31, 2024 and subsequently recognized as revenue during 2025 were approximately $11 million. Contract liabilities as of December 31, 2025 were approximately $17 million.
We do not disclose the transaction price allocated to unsatisfied performance obligations related to contracts with an original expected duration of one year or less, or for contracts for which we recognize revenue in line with our right to invoice the customer. Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2025 is not material.
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
Advertising expenses relating to production costs are expensed as incurred, and the costs of space in publications are expensed when the related advertising occurs. Advertising and promotion expenses totaled approximately $308 million in 2025, $302 million in 2024 and $281 million in 2023.
Shipping and handling costs totaled approximately $102 million in 2025, $107 million in 2024 and $101 million in 2023.
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
65 |

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
•    For goodwill, we test for impairment on at least an annual basis, or more frequently if necessary, either by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or by performing a periodic quantitative assessment. If we choose to perform a qualitative analysis and conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss for the excess, if any, of book value of goodwill over the implied fair value. In 2025 we performed a periodic qualitative impairment assessment as of September 30, 2025, which did not result in the impairment of goodwill associated with any of our reporting units. In 2024, we performed a quantitative impairment assessment as of September 30, 2024, which did not result in the impairment of goodwill associated with any of our reporting units.
Impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Estimates and Assumptions.
Software Capitalization and Depreciation
We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in Property, plant and equipment and are amortized using the straight-line method over the estimated useful life of 5 to 10 years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $18 million of internal-use software for the years ended December 31, 2025 and 2024. Depreciation expense for capitalized software was $46 million in 2025, $61 million in 2024 and $75 million in 2023.
In addition, we capitalize qualifying implementation costs under cloud computing arrangements (“CCA”). The capitalized CCA implementation costs are allocated between Other current assets and Other noncurrent assets on the accompanying Consolidated Balance Sheets based on the expected period that amortization will be recognized. CCA implementation costs are amortized using the straight-line method over the expected term of the related service contract. As of December 31, 2025, the gross capitalized cloud computing implementation costs were $186 million, with accumulated amortization of $10 million, resulting in a net carrying amount of $176 million. As of December 31, 2024, the gross capitalized computing implementation costs were $71 million, with accumulated amortization of $4 million, resulting in a net carrying amount of $67 million. The amortization expense was $6 million, $3 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
66 |

Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Zoetis by the weighted-average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted-average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units, and performance-vesting restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method or shares issuable in connection with our convertible senior notes, calculated using the if-converted method.
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
Accounts Receivable
The recorded amounts of accounts receivable approximate fair value because of their relatively short-term nature. As of December 31, 2025 and 2024, Accounts receivable, less allowance for doubtful accounts, of $1,590 million and $1,316 million, respectively, includes approximately $69 million and $79 million, respectively, of other receivables, such as trade notes receivable and royalty receivables, among others.
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
67 |

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
As of December 31, 2025 and 2024, accruals for asset retirement obligations are $25 million and $23 million, respectively, and are included in Other noncurrent liabilities.
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
•other pharmaceutical: hormones, cardiopulmonary, topical and oral hygiene therapeutics, central nervous system drugs, diuretics, antiemetic, euthanasia, hepato-digestive products and other categories; and
•animal health diagnostics: testing and analysis of blood, urine and other animal samples and related products and services, including point-of-care diagnostic products, instruments and reagents, rapid immunoassay tests, reference laboratory kits and services and blood glucose monitors.
Our remaining revenue is derived from other non-pharmaceutical product categories, such as nutritionals, as well as products and services in biodevices, genetic tests and precision animal health.
68 |

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
The following tables present our revenue disaggregated by geographic area, species, and major product category:
Revenue by geographic area

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
United States	$5,097	$5,074	$4,555
Australia	329	319	323
Brazil	393	414	393
Canada	290	277	255
Chile	139	123	140
China	227	270	320
France	165	156	142
Germany	236	225	202
Italy	137	129	121
Japan	154	147	158
Mexico	160	169	162
Spain	145	130	122
United Kingdom	325	314	277
Other developed markets	641	564	512
Other emerging markets	913	865	784
	9,351	9,176	8,466
Contract manufacturing & human health	116	80	78
Total Revenue	$9,467	$9,256	$8,544
Revenue exceeded $100 million in thirteen countries outside the U.S. in 2025 and 2024 and twelve countries outside the U.S. in 2023. The U.S. was the only country to contribute more than 10% of total revenue in each year.
Revenue by major species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
U.S.
Companion animal	$4,220	$4,054	$3,529
Livestock	877	1,020	1,026
	5,097	5,074	4,555
International
Companion animal	2,367	2,224	2,047
Livestock	1,887	1,878	1,864
	4,254	4,102	3,911
Total
Companion animal	6,587	6,278	5,576
Livestock	2,764	2,898	2,890
Contract manufacturing & human health	116	80	78
Total Revenue	$9,467	$9,256	$8,544
69 |

Revenue by species

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Companion Animal:
Dogs and Cats	$6,283	$5,993	$5,291
Horses	304	285	285
	6,587	6,278	5,576
Livestock:
Cattle	1,492	1,531	1,503
Swine	466	516	543
Poultry	432	527	524
Fish	286	242	220
Sheep and other	88	82	100
	2,764	2,898	2,890
Contract manufacturing & human health	116	80	78
Total Revenue	$9,467	$9,256	$8,544
Revenue by product category

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Parasiticides	$2,341	$2,153	$1,947
Vaccines	1,959	1,827	1,771
Dermatology	1,754	1,655	1,427
Anti-infectives	1,036	1,100	1,057
Pain and sedation	840	851	602
Other pharmaceuticals	697	658	678
Animal health diagnostics	434	386	376
Other non-pharmaceuticals	263	253	254
Medicated feed additives	27	293	354
	9,351	9,176	8,466
Contract manufacturing & human health	116	80	78
Total Revenue	$9,467	$9,256	$8,544
B. Other Revenue Information
Significant Customers
We primarily sell our companion animal products to veterinarians or to third-party veterinary distributors that typically then sell our products to veterinarians, and in each case, veterinarians then typically sell our products to pet owners. In certain markets, we also sell certain companion animal products through retail and e-commerce outlets. We sell our livestock products primarily to veterinarians and livestock producers, including beef and dairy farmers as well as pork and poultry operations, in addition to third-party veterinary distributors and retail outlets who then typically sell the products to livestock producers. Sales to our largest customer, a U.S. veterinary distributor, represented approximately 16% of total revenue for 2025, 14% of total revenue for 2024 and 15% of total revenue for 2023.
5. Acquisitions and Divestitures
A. Acquisitions
During 2025, we acquired Veterinary Pathology Group (VPG), a leading veterinary diagnostic laboratory group with multiple locations across the U.K. and Ireland. This transaction did not have a material impact on our consolidated financial statements.
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
70 |

B. Divestitures
On October 31, 2024, we completed the divestiture of our medicated feed additive product portfolio, certain water soluble products and related assets to Phibro Animal Health for a net purchase price of $299 million. During 2024, we received $303 million in sales proceeds, less cash sold of $11 million, resulting in $292 million net sales proceeds, and recorded a net pre-tax loss of $25 million within Other (income)/deductions—net, subject to final post-closing adjustments. During the 2025, we paid $4 million, net of proceeds received, and recognized an additional loss of $3 million within Other (income)/deductions—net associated with the final post-closing adjustments.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions, divestitures and cost-reduction/productivity initiatives are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs(a)	$2	$1	$7
Divestiture-related costs(b)	—	16	—
Restructuring charges(c)(d):
Employee termination costs	20	36	41
Asset impairment charges	22	—	1
Exit costs	7	—	4
Total Restructuring charges and certain acquisition and divestiture-related costs	$51	$53	$53
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
(c)    The restructuring charges for the year ended December 31, 2025 primarily related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site, as well as employee termination costs related to organizational structure refinements.
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
(d)    The restructuring charges are associated with the following:
•For the year ended December 31, 2025, Manufacturing/research/corporate of $42 million, U.S. of $4 million and International of $3 million.
•For the year ended December 31, 2024, Manufacturing/research/corporate of $14 million, U.S. of $7 million and International of $15 million.
•For the year ended December 31, 2023, Manufacturing/research/corporate of $22 million, U.S. of $3 million and International of $21 million.
71 |

The components of, and changes in, our restructuring accruals are as follows:

	Employee	Asset
	Termination	Impairment	Exit
(MILLIONS OF DOLLARS)	Costs	Charges	Costs	Accrual
Balance, December 31, 2022	$14	$—	$1	$15
Provision	41	1	4	46
Non-cash activity	—	(1)	—	(1)
Utilization and other(a)	(23)	—	(2)	(25)
Balance, December 31, 2023	$32	$—	$3	$35
Provision	43	—	—	43
Reserve adjustment	(7)	—	—	(7)
Utilization and other(a)	(42)	—	(1)	(43)
Balance, December 31, 2024(b)	$26	$—	$2	$28
Provision	20	22	7	49
Non-cash activity	—	(22)	—	(22)
Utilization and other(a)	(23)	—	(3)	(26)
Balance, December 31, 2025(b)(c)	$23	$—	$6	$29
(a)    Includes adjustments for foreign currency translation.
(b)    At December 31, 2025 and 2024, included in Accrued Expenses ($27 million and $26 million, respectively) and Other noncurrent liabilities ($2 million and $2 million, respectively).
(c)    Includes contractual obligations of $29 million, of which payments are expected to be approximately $27 million in 2026 and $2 million thereafter.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Royalty-related income(a)	$(2)	$(5)	$(37)
Interest income	(93)	(106)	(105)
Identifiable intangible asset impairment charges(b)	5	15	35
Net loss/(gain) on sale of businesses(c)	3	23	(101)
Foreign currency loss(d)	45	50	47
Other, net	6	4	2
Other (income)/deductions—net	$(36)	$(19)	$(159)
(a)    For 2023, primarily associated with a settlement received from a third party for underpayment of royalties related to prior periods.
(b)    For 2025 and 2024, primarily represents asset impairment charges related to our aquaculture product portfolio.
For 2023, primarily represents certain asset impairment charges related to our precision animal health and diagnostics businesses.
(c)    For 2025 and 2024, primarily represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets. For additional information, see Note 5. Acquisitions and Divestitures.
    For 2023, primarily relates to the gain on sale of a majority interest in our pet insurance business. For additional information, see Note 5. Acquisitions and Divestitures.
(d)    Primarily driven by costs related to hedging and exposures to certain developed and emerging market currencies.
8. Tax Matters
A. Taxes on Income
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We do not currently expect OBBBA to have a material impact on our financial results, including the effect on our effective tax rate and deferred tax assets and liabilities in 2025 and future periods.
The income tax provision in the Consolidated Statements of Income includes tax costs and benefits, such as uncertain tax positions, repatriation decisions and audit settlements, among others.
72 |

The components of Income before provision for taxes on income follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
United States	$1,877	$1,867	$1,636
International	1,483	1,266	1,300
Income before provision for taxes on income	$3,360	$3,133	$2,936
The components of Provision for taxes on income based on the location of the taxing authorities follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
United States:
Current income taxes:
Federal	$223	$645	$341
State and local	56	65	35
Deferred income taxes:
Federal	116	(297)	(40)
State and local	14	(42)	25
Total U.S. tax provision	409	371	361
International:
Current income taxes	327	265	281
Deferred income taxes	(49)	1	(46)
Total international tax provision	278	266	235
Provision for taxes on income	$687	$637	$596
Tax Rate Reconciliation
The reconciliation of provision for taxes on income computed at the U.S. statutory income tax rate to our effective tax rate by amount and percent follows:

	Year Ended December 31, 2025
(MILLIONS OF DOLLARS)	Total	%
U.S. statutory income tax rate	$706	21.0%
United States:
State and local taxes, net of federal benefits(a)	55	1.6%
Effect of cross-border tax laws:
GILTI	120	3.6%
Foreign exchange gains/(losses)	(57)	(1.7)%
Other	(11)	(0.3)%
Tax credits:
Foreign tax credits	(112)	(3.3)%
Other	(28)	(0.8)%
Changes in valuation allowances	49	1.5%
Nontaxable or nondeductible items:
Other	11	0.3%
Other adjustments:
Other	(34)	(1.0)%
Foreign tax effects:
Ireland:
Effect of rates different than statutory	(88)	(2.6)%
Other	25	0.7%
Other foreign jurisdictions	29	0.8%
Changes in unrecognized tax benefits	22	0.6%
Provision for taxes on income / effective tax rate	$687	20.4%
(a)In 2025, state and local income taxes in California, New Jersey, Minnesota, New York, Oregon, Kentucky, Kansas and Wisconsin comprise the majority (greater than 50%) of the domestic state and local income taxes, net of federal effect category.
73 |

The reconciliation of the U.S. statutory income tax rate to our effective tax rate follows:

	Year Ended December 31,
	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefits	0.6	1.6
Unrecognized tax benefits and tax settlements and resolution of certain tax positions(a)	0.4	0.9
Foreign Derived Intangible Income	(1.5)	(0.7)
U.S. Research and Development Tax Credit	(0.6)	(0.7)
Share-based payments	(0.2)	(0.3)
Non-deductible / non-taxable items	0.2	0.2
Taxation of non-U.S. operations	0.2	(0.8)
All other—net	0.2	(0.9)
Effective tax rate	20.3%	20.3%
(a)    For a discussion about unrecognized tax benefits and tax settlements and resolution of certain tax positions, see C. Tax Contingencies.
Our effective income tax rate was 20.4%, 20.3% and 20.3% in 2025, 2024 and 2023, respectively.
The higher effective tax rate for 2025, as compared to 2024, was primarily attributable to a lower benefit in the U.S. related to foreign-derived intangible income, partially offset by a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation activity) and higher net discrete tax benefits.
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
In 2022 and 2024, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, the 2022 income tax benefit was deferred and recognized in 2023 and 2024 and the 2024 income tax benefit was deferred to 2025 and 2026. A portion of the 2024 benefit was recognized during 2025. The remaining deferred benefit is included in Other current assets on our Consolidated Balance Sheets as of December 31, 2025 in the amount of $19 million.
Income tax payments, net of refunds, by jurisdiction follows:

Year Ended December 31,
(MILLIONS OF DOLLARS)	2025
United States:
Federal(a)	$433
State and local	25
International:
Ireland	127
Other	130
Total international	257
Total income tax payments, net of refunds	$715
(a) For 2025, includes $133 million related to the purchase of transferable federal tax credits.
74 |

B. Deferred Taxes
Deferred taxes arise as a result of basis differentials between financial statement accounting and tax amounts.
The components of our deferred tax assets and liabilities follow:

	As of December 31,
	2025	2024
(MILLIONS OF DOLLARS)	Assets (Liabilities)
Prepaid/deferred items	$146	$219
Inventories	24	21
Capitalized research and development for tax	410	301
Foreign exchange (gains)/losses	56	—
Interest expense limitation	12	3
Original issue discount on convertible debt	42	—
Identifiable intangible assets	(78)	(103)
Property, plant and equipment	(194)	(179)
Employee benefits	73	74
Restructuring and other charges	11	10
Legal and product liability reserves	13	14
Net operating loss/credit carryforwards	165	139
Unremitted earnings	(4)	(3)
All other	7	—
Subtotal	683	496
Valuation allowance	(185)	(123)
Net deferred tax asset/(liability)(a)(b)	$498	$373
(a)    The change in the total net deferred tax asset/(liability) from December 31, 2024 to December 31, 2025 is primarily attributable to an increase in deferred tax assets related to (i) the capitalization and amortization of research and development costs for U.S. tax purposes, (ii) foreign exchange (gains)/losses, (iii) original issue discount on convertible debt, and (iv) net operating loss/credit carryforwards, partially offset by a decrease in deferred tax assets related to (i) prepaid/deferred items as a result of a prepayment from a related foreign entity in Belgium, as well as an increase in valuation allowance.
(b)    In 2025, included in Noncurrent deferred tax assets ($637 million) and Noncurrent deferred tax liabilities ($139 million). In 2024, included in Noncurrent deferred tax assets ($540 million) and Noncurrent deferred tax liabilities ($167 million).
We have carryforwards, primarily related to net operating losses, which are available to reduce future foreign, U.S. federal, and U.S. state income taxes payable with either an indefinite life or expiring at various times from 2026 to 2045.
Valuation allowances are provided when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. On the basis of this evaluation, as of December 31, 2025 and 2024, a valuation allowance of $185 million and $123 million, respectively, has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
In general, it is our practice and intention to permanently reinvest the majority of the earnings of the company’s non-U.S. subsidiaries. As of December 31, 2025, we have not provided U.S. and local income taxes, such as U.S. state income taxes, local withholding taxes, and taxes on currency gains and losses for the cumulative amount of such undistributed earnings. Since these earnings are intended to be indefinitely reinvested overseas as of December 31, 2025, we cannot predict the time or manner of a potential repatriation. As such, other than the deferred tax liability associated with the one-time mandatory deemed repatriation tax on such undistributed earnings imposed by the Tax Cuts and Jobs Act of 2017, it is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the unremitted earnings.
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
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2025, 2024 and 2023, we had approximately $222 million, $214 million and $209 million, respectively, in net liabilities associated with uncertain tax positions, excluding associated interest and penalties. As of December 31, 2025, 2024 and 2023, we had approximately $1 million,
75 |

$1 million and $0 million, respectively, in assets associated with uncertain tax benefits recorded in Noncurrent deferred tax assets and Other noncurrent assets.
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
The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(MILLIONS OF DOLLARS)	2025	2024	2023
Balance, January 1	$(213)	$(209)	$(194)
Increases based on tax positions taken during a prior period(a)	—	(1)	(27)
Decreases based on tax positions taken during a prior period(a)	1	—	20
Increases based on tax positions taken during the current period(a)	(13)	(7)	(13)
Settlements	—	1	—
Lapse in statute of limitations(a)	4	3	5
Balance, December 31(b)	$(221)	$(213)	$(209)
(a)    Primarily included in Provision for taxes on income.
(b)    Primarily included in Other taxes payable.
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded in Provision for taxes on income in our Consolidated Statements of Income. We recorded net interest expense of $14 million, $12 million and $10 million in 2025, 2024 and 2023, respectively. Gross accrued interest totaled $51 million, $37 million and $26 million as of December 31, 2025, 2024 and 2023, respectively, and were included in Other taxes payable. As of December 31, 2025, 2024 and 2023, gross accrued penalties totaled $1 million and were included in Other taxes payable.
Status of Tax Audits and Potential Impact on Accruals for Uncertain Tax Positions
We are subject to taxation in the U.S. including various states, and foreign jurisdictions. The U.S. is one of our major tax jurisdictions, and we are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 through 2018. For U.S. state tax purposes, tax years 2017 through 2024 are open for examination. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report (RAR) for the adjustments identified in the NOPA and a protest was filed with the IRS on November 15, 2024. As of December 31, 2025, the additional tax liability, based on the income adjustment proposed by the IRS under the RAR, is approximately $450 million, excluding interest and penalties.
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
In addition to the open audit years in the U.S., we have open audit years in other major foreign tax jurisdictions, such as Canada (2022-2025), Asia-Pacific (2015-2025, primarily reflecting Australia, China and Japan), Europe (2013-2025, primarily reflecting France, Germany, Italy, Spain and the U.K.) and Latin America (2016-2025, primarily reflecting Brazil and Mexico).
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
9. Financial Instruments
A. Debt
Credit Facilities
In August 2025, we entered into a new revolving credit agreement with a syndicate of banks providing for a multi-year $1.25 billion senior unsecured revolving credit facility (the credit facility), which expires in August 2030. Subject to certain conditions, we have the right to increase the credit facility up to $1.75 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of December 31, 2025 and 2024. There were no amounts drawn under the credit facility as of December 31, 2025 and 2024.
76 |

We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of December 31, 2025, we had access to $51 million of lines of credit which expire at various times and are generally renewed annually. As of December 31, 2025 and December 31, 2024, we had no borrowings outstanding related to these facilities.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of December 31, 2025 and 2024, there was no commercial paper outstanding under this program.
Convertible Senior Notes
On December 18, 2025, we completed a private offering (the “offering”) of 0.250% convertible senior notes (the “convertible senior notes”) with a maturity date of June 15, 2029, unless earlier repurchased, redeemed or converted. The aggregate principal amount of the convertible senior notes sold in the offering was $2.0 billion, which includes $250 million in aggregate principal amount of convertible senior notes issued pursuant to the initial purchasers’ option to purchase additional convertible senior notes on the same terms and conditions, which the initial purchasers exercised in full for settlement on December 18, 2025.
The convertible senior notes were issued pursuant to an indenture, dated as of December 18, 2025, between us and Deutsche Bank Trust Company Americas, as trustee. If we call any convertible senior notes for redemption, a "make-whole fundamental change" will occur under the indenture with respect to those convertible senior notes, in which case the conversion rate applicable to the conversion of those convertible senior notes will be increased if they are converted during a specified period of time after they are called for redemption. The convertible senior notes are convertible at an initial conversion price of approximately $148.20 per share of common stock. Prior to March 15, 2029, the convertible senior notes are convertible during certain periods only: (i) if the trading price of our common stock is greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days prior to the end of a calendar quarter, (ii) the trading price per $1,000 principal amount of convertible senior notes for each trading day of the specified measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (iii) if we call the notes for redemption and (iv) upon the occurrence of certain corporate events, as set forth in the indenture. On or after March 15, 2029, holders may convert all or any portion of their notes, regardless of the foregoing conditions. Upon any conversion of the convertible senior notes, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
The net proceeds from the offering were $1,970 million, after deducting the initial purchasers’ discounts and expenses of $30 million. We used the net proceeds from the offering as follows: (i) $187 million to fund the cost of entering into the capped call transactions described below, (ii) $248 million to purchase approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share (the “common stock”), in privately negotiated transactions entered into concurrently with the pricing of the offering effected with or through one of the initial purchasers or its affiliate and (iii) the remaining $1,535 million for additional repurchases of common stock following the date of the offering, which repurchases were substantially completed as of December 31, 2025.
In connection with the issuance of the convertible senior notes, we also entered into privately negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each have a strike price of approximately $148.20 per share, subject to certain adjustments, which correspond to the initial conversion price of the convertible senior notes. The capped calls have initial cap prices of approximately $211.72 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 13.5 million shares of our common stock. We have the option to settle the capped calls in either shares, cash or a combination thereof. The capped calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the convertible senior notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. However, if the market price per share of our common stock, as measured under the terms of the capped calls, exceeds the cap prices of the capped calls, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the capped calls. The capped calls are separate transactions, and not part of the terms of the convertible senior notes. We analyzed the transactions under ASC 815, Derivatives and Hedging, and determined that the capped calls met the criteria for classification as an equity transaction with no subsequent remeasurement, as long as they continue to meet the conditions for equity classification. These capped calls are recorded in stockholders’ equity on our balance sheet and are not accounted for as a bifurcated derivative. The cost of the capped calls of $187 million, net of $42 million in deferred tax assets, was recorded as a decrease to Additional paid-in capital on our Consolidated Balance Sheets as of December 31, 2025.
On December 17, 2025, we and the lenders under the credit facility entered into the First Waiver to the Revolving Credit Agreement, dated as of December 17, 2025 (the “waiver”), among us, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The waiver removed a technical provision in the credit facility and explicitly permits early conversions of the convertible senior notes pursuant to their terms.
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
77 |

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
The components of our long-term debt are as follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2025	2024
4.500% 2015 senior notes due 2025	$—	$750
5.400% 2022 senior notes due 2025	—	600
3.000% 2017 senior notes due 2027	750	750
3.900% 2018 senior notes due 2028	500	500
4.150% 2025 senior notes due 2028	850	—
0.250% 2025 convertible senior notes due 2029	2,000	—
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
5.000% 2025 senior notes due 2035	1,000	—
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	9,150	6,650
Unamortized debt discount / debt issuance costs	(93)	(54)
Less current portion of long-term debt	—	1,350
Cumulative fair value adjustment for interest rate swap contracts	(15)	(26)
Long-term debt, net of discount and issuance costs	$9,042	$5,220
The fair value of our long-term debt was $8,842 million and $6,097 million as of December 31, 2025 and 2024, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data and Zoetis’ credit rating (Level 2 inputs). See Note 3. Significant Accounting Policies— Fair Value.
The following table provides the principal amount of debt outstanding as of December 31, 2025 by scheduled maturity date. The table also provides the expected interest payments on these borrowings as of December 31, 2025.

						After
(MILLIONS OF DOLLARS)	2026	2027	2028	2029	2030	2030	Total
Maturities	$—	$750	$1,350	$2,000	$750	$4,300	$9,150
Interest payments	$296	$296	$273	$216	$206	$1,958	$3,245
Interest Expense
Interest expense, net of capitalized interest, was $222 million, $225 million and $239 million for 2025, 2024 and 2023, respectively. Capitalized interest expense was $47 million, $39 million and $27 million for 2025, 2024 and 2023, respectively.
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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the Consolidated Balance Sheets. The derivative financial instruments primarily offset exposures in the Australian dollar, Brazilian real, British pound, Chinese renminbi, euro and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive loss, depending on the nature and purpose of the financial instrument, as follows:
•For foreign currency forward-exchange contracts not designated as hedging instruments, we recognize the gains and losses that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement. The vast majority of the foreign currency forward-exchange contracts mature within 60 days and all mature within two years.
•For foreign exchange derivative instruments that are designated as hedging instruments against our net investment in foreign operations, changes in the fair value are recorded as a component of cumulative translation adjustment within Accumulated other comprehensive loss
78 |

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
•During the period from 2019 to August 2025, we entered into forward-starting interest rate swaps with an aggregate notional value of
$700 million. We designated these swaps as cash flow hedges against interest rate exposure related principally to the issuance of fixed-rate debt to refinance our senior notes due in 2025. Upon issuance of our 2025 senior notes, we terminated these contracts and received $11 million in cash from the counterparties for settlement. The settlement amount, which represented the fair value of the contracts at the time of termination, was recorded in Accumulated other comprehensive loss, and will be amortized into income (offset to
Interest expense, net of capitalized interest) over the life of the 5.000% 2025 senior notes due 2035.
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of December 31, 2025, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during 2025 for changes in the fair value of these hedges are not material to our consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	As of December 31,
(MILLIONS)	2025	2024
Derivatives not Designated as Hedging Instruments
Foreign currency forward-exchange contracts	$2,175	$2,070

Derivatives Designated as Hedging Instruments
Foreign exchange derivative instruments (in foreign currency):
Euro	925	800
Danish krone	400	475
Swiss franc	—	25

Forward-starting interest rate swaps	$—	$300

Fixed-to-floating interest rate swap contracts	$250	$250
79 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		As of December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2025	2024
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$11	$18
Foreign currency forward-exchange contracts	Other current liabilities	(6)	(6)
Total derivatives not designated as hedging instruments		5	12
Derivatives Designated as Hedging Instruments:
Forward-starting interest rate swap contracts	Other non-current assets	$—	$26
Foreign exchange derivative instruments	Other current assets	6	55
Foreign exchange derivative instruments	Other non-current assets	—	4
Foreign exchange derivative instruments	Other current liabilities	(25)	—
Foreign exchange derivative instruments	Other non-current liabilities	(39)	—
Fixed-to-floating interest rate swap contracts	Other non-current liabilities	(16)	(26)
Total derivatives designated as hedging instruments		(74)	59
Total derivatives		$(69)	$71

The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At December 31, 2025, there was no collateral received and $70 million posted related to derivative instruments recorded in Other current assets. At December 31, 2024, there was $51 million of collateral received and $20 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
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
The amounts of net gains/(losses) on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions - net, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024
Foreign currency forward-exchange contracts	$27	$(11)
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024
Forward starting interest rate swap contracts	$(20)	$11
Foreign exchange derivative instruments	$(101)	$44
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024
Foreign exchange derivative instruments	$21	$17
The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Leases
We have facilities and vehicles under various non-cancellable operating leases with third parties and an equipment finance lease with a third party. The operating leases generally have remaining terms ranging from 1 to 14 years, inclusive of renewal options that are reasonably certain of exercise. The finance lease has a remaining term of 28 years.
80 |

Supplemental information for our lease portfolio is as follows:

	As of December 31,
(MILLIONS OF DOLLARS, EXCEPT LEASE TERM AND DISCOUNT RATE AMOUNTS)	2025	2024
Supplemental Balance Sheet information:
Operating lease right-of-use assets	$288	$219
Finance lease right of use assets (in Other noncurrent assets)	9	9
Total lease assets	$297	$228

Lease liabilities:
Operating lease liabilities - current (in Other current liabilities)	$52	$51
Finance lease liabilities - current (in Other current liabilities)	1	1
Operating lease liabilities - noncurrent	196	174
Finance lease liabilities - noncurrent (in Other noncurrent liabilities)	6	7
Total lease liabilities	$255	$233

Weighted-average remaining lease term—operating leases (years)	6.87	6.57
Weighted-average remaining lease term—finance leases (years)	27.90	29.19
Weighted-average discount rate—operating leases	3.91%	3.65%
Weighted-average discount rate—finance leases	4.97%	4.97%

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Supplemental Income Statement information for operating leases:
Operating lease expense	$68	$59	$56
Variable lease costs	28	18	20
Short-term lease costs not included in the measurement of lease liabilities	14	13	11

Supplemental Income Statement information for finance leases:
Amortization of right-of-use assets	1	1	1
Total lease costs	$111	$91	$88

Supplemental Cash Flow information for leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$67	$61	$57
Financing cash flows – finance leases	2	1	—
Lease obligations obtained in exchange for right-of-use assets - operating (non-cash)	76	46	73
Lease obligations obtained in exchange for right-of-use assets – finance (non-cash)	1	—	9
Future minimum lease payments under non-cancellable lease contracts as of December 31, 2025 are as follows:

							Total	Less:
						After	Lease	Imputed
(MILLIONS OF DOLLARS)	2026	2027	2028	2029	2030	2030	Payments	Interest	Total
Operating leases	$60	$51	$41	$29	$21	$83	$285	$(37)	$248
Finance leases	$1	$1	$1	$1	$1	$5	$10	$(3)	$7
11. Inventories
The components of inventory follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2025	2024
Finished goods	$1,106	$996
Work-in-process	962	933
Raw materials and supplies	362	377
Inventories	$2,430	$2,306
81 |

12. Property, Plant and Equipment
The components of property, plant and equipment follow:

	Useful Lives	As of December 31,
(MILLIONS OF DOLLARS)	(Years)	2025	2024
Land	—	$33	$28
Buildings	33	1,549	1,292
Machinery, equipment and fixtures	3 - 20	3,729	3,353
Construction-in-progress	—	1,295	1,353
		6,606	6,026
Less: Accumulated depreciation		2,925	2,635
Property, plant and equipment		$3,681	$3,391
Depreciation expense was $330 million in 2025, $327 million in 2024 and $306 million in 2023.
13. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill follow:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2023	$1,532	$1,227	$2,759
Other(a)	(17)	(18)	(35)
Balance, December 31, 2024	$1,515	$1,209	$2,724
Additions(b)	—	7	7
Other(a)	—	36	36
Balance, December 31, 2025	$1,515	$1,252	$2,767
(a)     Includes adjustments for foreign currency translation.
For 2024, also includes adjustments for the derecognition of goodwill of $24 million related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets. See Note 5. Acquisitions and Divestitures.
(b)    Relates to the acquisition of Veterinary Pathology Group. See Note 5. Acquisitions and Divestitures.
The gross goodwill balance was $3,303 million as of December 31, 2025 and $3,260 million as of December 31, 2024. Accumulated goodwill impairment losses were $536 million as of December 31, 2025 and 2024.
B. Other Intangible Assets
The components of identifiable intangible assets follow:

	As of December 31, 2025			As of December 31, 2024
			Identifiable			Identifiable
	Gross		Intangible Assets,	Gross		Intangible Assets,
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,932	$(1,342)	$590	$1,891	$(1,175)	$716
Brands and tradenames	362	(250)	112	367	(246)	121
Other	292	(210)	82	278	(197)	81
Total finite-lived intangible assets	2,586	(1,802)	784	2,536	(1,618)	918
Indefinite-lived intangible assets:
Brands and tradenames	67	—	67	66	—	66
In-process research and development	141	—	141	136	—	136
Product rights	6	—	6	7	—	7
Total indefinite-lived intangible assets	214	—	214	209	—	209
Identifiable intangible assets	$2,800	$(1,802)	$998	$2,745	$(1,618)	$1,127
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
82 |

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
Product Rights
Product rights represent product registration and application rights.
C. Amortization
The weighted average life of our total finite-lived intangible assets is approximately 7.7 years. Total amortization expense for finite-lived intangible assets was $157 million in 2025, $170 million in 2024 and $185 million in 2023.
The annual amortization expense expected for the years 2026 through 2030 is as follows:

(MILLIONS OF DOLLARS)	2026	2027	2028	2029	2030
Amortization expense	$152	$148	$119	$82	$71
14. Benefit Plans
Pension expense associated with the U.S. and certain significant international locations totaled $6 million in 2025, $7 million in 2024 and $6 million in 2023.
A.    International Pension Plans
Information about the dedicated pension plans is provided in the tables below.
Obligations and Funded Status––Dedicated Plans
The following table provides an analysis of the changes in the benefit obligations, plan assets and funded status of our dedicated pension plans (including those transferred to us):

	As of and for the
	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024
Change in benefit obligation:
Projected benefit obligation, beginning	$136	$129
Service cost	6	5
Interest cost	5	5
Changes in actuarial assumptions and other	(5)	9
Settlements and curtailments	(2)	(2)
Benefits paid	(5)	(4)
Adjustments for foreign currency translation	11	(5)
Other––net	(1)	(1)
Benefit obligation, ending	145	136
Change in plan assets:
Fair value of plan assets, beginning	94	86
Actual return on plan assets	4	12
Company contributions	6	6
Settlements and curtailments	(2)	(3)
Benefits paid	(5)	(4)
Adjustments for foreign currency translation	6	(3)
Fair value of plan assets, ending	103	94
Funded status—Projected benefit obligation in excess of plan assets at end of year(a)	$(42)	$(42)
(a) Included in Other noncurrent liabilities.
Changes in the benefit obligation resulted in a net gain of $5 million in 2025 and a net loss of $9 million in 2024.
83 |

Actuarial gains were $7 million ($4 million, net of tax) at December 31, 2025 and $3 million ($2 million, net of tax) at December 31, 2024. The actuarial gains and losses primarily represent the cumulative difference between the actuarial assumptions and actual return on plan assets, changes in discount rates and changes in other assumptions used in measuring the benefit obligations. These actuarial gains and losses are recognized in Accumulated other comprehensive loss. The actuarial losses will be amortized into net periodic benefit costs over an average period of 10.3 years.
Information related to the funded status of selected plans follows:

	As of December 31,
(MILLIONS OF DOLLARS)	2025	2024
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$10	$9
Accumulated benefit obligation	53	50
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	10	9
Projected benefit obligation	59	55
Net Periodic Benefit Costs––Dedicated Plans
The following table provides the net periodic benefit cost associated with dedicated pension plans (including those transferred to us):

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Service cost	$6	$5	$5
Interest cost	5	5	5
Expected return on plan assets	(5)	(4)	(4)
Settlement and curtailments (gains) / losses	—	1	—
Net periodic benefit cost	$6	$7	$6
Actuarial Assumptions––Dedicated Plans
The following table provides the weighted average actuarial assumptions for the dedicated pension plans (including those transferred to us):

	As of December 31,
(PERCENTAGES)	2025	2024	2023
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.1%	3.5%	4.2%
Rate of compensation increase	3.6%	3.5%	3.6%
Cash balance credit interest rate	2.0%	1.7%	1.6%
Weighted average assumptions used to determine net benefit cost for the year ended December 31:
Discount rate	3.5%	4.2%	3.7%
Expected return on plan assets	4.9%	4.6%	4.7%
Rate of compensation increase	3.5%	3.6%	3.5%
Cash balance credit interest rate	1.7%	1.6%	1.7%
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
Plan Assets—Dedicated Plans
The components of plan assets follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2025	2024
Cash and cash equivalents	$2	$1
Equity securities: Equity commingled funds	40	37
Debt securities: Government bonds	49	46
Other investments	12	10
Total(a)	$103	$94
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
84 |

Specifically, the following methods and assumptions were used to estimate the fair value of our pension assets:
•    Equity commingled funds––observable market prices (Level 1).
•    Government bonds and other investments––principally observable market prices (Level 2).
The long-term target asset allocations and the percentage of the fair value of plans assets for dedicated benefit plans follow:

	As of December 31,
	Target allocation
	percentage	Percentage of Plan Assets
(PERCENTAGES)	2025	2025	2024
Cash and cash equivalents	0-10%	1.9%	1.4%
Equity securities	0-60%	39.0%	39.2%
Debt securities	15-100%	47.3%	48.4%
Other investments	0-100%	11.8%	11.0%
Total	100%	100%	100%
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
We expect to contribute approximately $8 million to our dedicated pension plans in 2026. Benefit payments are expected to be approximately $10 million for 2026, $8 million for 2027, $7 million for 2028, $14 million for 2029 and $13 million for 2030. Benefit payments are expected to be approximately $61 million in the aggregate for the five years thereafter. These expected benefit payments reflect the future plan benefits subsequent to 2026 projected to be paid from the plans or from the general assets of Zoetis entities under the current actuarial assumptions used for the calculation of the projected benefit obligation and, therefore, actual benefit payments may differ from projected benefit payments.
B.    Postretirement Plans
Postretirement benefit expense associated with these U.S. retiree medical plans totaled $0 million per year in 2025, 2024, and 2023.
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
Employees are permitted to diversify all or any portion of their company matching or profit-sharing contribution. Once the contributions have been paid, Zoetis has no further payment obligations. Contribution expense, associated with the ZSP, totaled $77 million in 2025, $79 million in 2024 and $69 million in 2023.
Employees in the U.S. who meet certain eligibility requirements participate in a supplemental (non-qualified) savings plan sponsored by Zoetis. The cost/(benefit) of the supplemental savings plan was $4 million in 2025, $3 million in 2024 and $11 million in 2023. Benefit payments for this plan are expected to be approximately $5 million in 2026 and $42 million thereafter.
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
Thirty million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the Equity Plan. The shares reserved may be used for any type of award under the Equity Plan. At December 31, 2025, the aggregate number of remaining shares available for future grant under the Equity Plan was approximately 12 million shares.
85 |

A. Share-Based Compensation Expense
The components of share-based compensation expense follow:

	Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023
Stock options / stock appreciation rights	$12	$11	$8
RSUs / DSUs	52	42	37
PSUs	19	21	15
Share-based compensation expense—total(a)	$83	$74	$60
Tax benefit for share-based compensation expense	(10)	(9)	(8)
Share-based compensation expense, net of tax	$73	$65	$52
(a)    For each of the years ended December 31, 2025, 2024 and 2023, we capitalized up to $1 million of share-based compensation expense to inventory.
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
The fair-value-based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield(a)	1.27%	0.87%	0.92%
Risk-free interest rate(b)	4.38%	4.06%	3.84%
Expected stock price volatility(c)	26.42%	26.99%	28.63%
Expected term(d) (years)	4.3	4.1	4.2
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
The following table provides an analysis of stock option activity for the year ended December 31, 2025:

			Weighted-Average Remaining Contractual Term (Years)
				Aggregate Intrinsic Value(a) (Millions)
		Weighted-Average Exercise Price
	Shares
Outstanding, December 31, 2024	1,447,949	$143.83
Granted	320,498	156.80
Exercised	(111,374)	85.26
Forfeited	(78,289)	179.64
Outstanding, December 31, 2025	1,578,784	$148.82	5.9	$18,853,364
Exercisable, December 31, 2025	1,046,676	$138.76	4.6	$18,853,364
(a)    Market price of underlying Zoetis common stock less exercise price.
As of December 31, 2025, there was approximately $10 million of unrecognized compensation costs related to nonvested stock options, which will be recognized over an expected remaining weighted-average period of ten months.
86 |

The following table summarizes data related to stock option activity:

	Year Ended/As of December 31,
(MILLIONS OF DOLLARS, EXCEPT PER STOCK OPTION AMOUNTS)	2025	2024	2023
Weighted-average grant date fair value per stock option	$40.22	$50.77	$43.56
Aggregate intrinsic value on exercise	8	40	81
Cash received upon exercise	9	20	42
Tax benefits realized related to exercise	8	17	17
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
The following table provides an analysis of RSU activity for the year ended December 31, 2025:

		Weighted-Average
	RSUs	Grant Date Fair Value
Nonvested, December 31, 2024	556,106	$187.61
Granted	594,287	156.29
Vested	(334,042)	189.70
Reinvested dividend equivalents	9,929	167.44
Forfeited	(51,599)	169.77
Nonvested, December 31, 2025	774,681	$163.56
As of December 31, 2025, there was approximately $77 million of unrecognized compensation costs related to nonvested RSUs, which will be recognized over an expected remaining weighted-average period of twelve months.
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
For the years ended December 31, 2025 and 2024, there were no DSUs granted. As of December 31, 2025 and 2024, there were 57,100 and 66,318 DSUs outstanding, respectively, including dividend equivalents.
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
PSUs are accounted for using a Monte Carlo simulation model. Beginning in 2025, the units underlying the PSUs will be earned and vested over a three-year performance period as measured by two metrics, each of which is subject to an independent achievement condition: (1) a market condition comprising the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 Health Care index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR); and (2) a performance condition comprising the company's three-year average annual operational revenue growth ("revenue growth"). PSUs that are earned and vested based upon a market condition are accounted for at fair-value using a Monte Carlo simulation model and PSUs that are earned and vested based upon a performance condition are accounted for at fair-value using the closing price of Zoetis common stock on the date of grant. The Monte Carlo weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 Health Care index companies, which were 27.6% and 29.8%, respectively, in 2025, and the Monte Carlo weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of peer companies which were 26.2% and 30.6%, respectively, in 2024. Depending on the company’s Relative TSR performance and the company's revenue growth performance at the end of the performance period, the recipient may earn between 0% and 200% of the target number of units. Vested units, including dividend equivalent units, are paid in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term.
87 |

The following table provides an analysis of PSU activity for the year ended December 31, 2025:

		Weighted-Average
	PSUs	Grant Date Fair Value
Nonvested, December 31, 2024	256,567	$248.68
Granted	148,130	171.21
Vested	(79,630)	236.20
Reinvested dividend equivalents	4,050	222.23
Forfeited	(26,654)	232.41
Nonvested, December 31, 2025	302,463	$215.08
Shares issued, December 31, 2025	742	$245.07
As of December 31, 2025, there was approximately $27 million of unrecognized compensation costs related to nonvested PSUs, which will be recognized over an expected remaining weighted-average period of 1.3 years.
F. Other Equity-Based or Cash-Based Awards
Our Compensation Committee is authorized to grant awards in the form of other equity-based awards or other cash-based awards, as deemed to be consistent with the purposes of the Equity Plan.
16. Stockholders' Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of December 31, 2025, there was $2.4 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interest, follow:

		Currency Translation Adjustments		Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Other Currency	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Translation Adj	(Losses)/Gains	Loss
Balance, December 31, 2022	$90	$41	$(944)	$(4)	$(817)
Other comprehensive (loss)/gain, net of tax	(5)	(23)	—	6	(22)
Balance, December 31, 2023	85	18	(944)	2	(839)
Other comprehensive gain/(loss), net of tax	4	44	(147)	(2)	(101)
Balance, December 31, 2024	89	62	(1,091)	—	(940)
Other comprehensive (loss)/gain, net of tax	(19)	(101)	224	2	106
Balance, December 31, 2025	$70	$(39)	$(867)	$2	$(834)
17. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2025	2024	2023
Numerator
Net income before allocation to noncontrolling interests	$2,673	$2,496	$2,340
Less: net income/(loss) attributable to noncontrolling interests	—	10	(4)
Net income attributable to Zoetis Inc.	$2,673	$2,486	$2,344
Denominator
Weighted-average common shares outstanding	443.443	454.200	461.172
Common stock equivalents: stock options, RSUs, DSUs and PSUs	0.392	0.648	1.097
Weighted-average common and potential dilutive shares outstanding	443.835	454.848	462.269
Earnings per share attributable to Zoetis Inc. stockholders—basic	$6.03	$5.47	$5.08
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$6.02	$5.47	$5.07
The number of stock options outstanding under the company's Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the years ended December 31, 2025, 2024 and 2023.
88 |

For the convertible senior notes, we are required to settle the principal amount in cash and any conversion premium in excess of the principal amount in cash, shares of common stock, or a combination of cash and shares of common stock, at our election. As such, the convertible senior notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price. See Note 9. Financial Instruments.
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
89 |

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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2025, recorded amounts for the estimated fair value of these indemnifications were not material.
C. Purchase Commitments
As of December 31, 2025, we have agreements totaling $427 million to purchase goods and services, as well as commitments for capital expenditures, that are enforceable and legally binding and include amounts relating to contract manufacturing and information technology services deemed reasonably likely to occur. Payments for these obligations are expected to be approximately $243 million in 2026 and $184 million thereafter.
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
Segment Assets
We manage our assets on a total company basis, not by operating segment. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $15.5 billion and $14.2 billion at December 31, 2025 and 2024, respectively.
90 |

Selected Statement of Income Information

	Earnings			Depreciation and Amortization(a)
	Year Ended December 31,			Year Ended December 31,
(MILLIONS OF DOLLARS)	2025	2024	2023	2025	2024	2023
U.S.
Revenue	$5,097	$5,074	$4,555
Cost of Sales	842	936	900
Gross Profit	4,255	4,138	3,655
Gross Margin	83.5%	81.6%	80.2%
Operating expenses(b)	817	805	786
Other (income)/deductions-net	—	(3)	6
U.S. Earnings	3,438	3,336	2,863	$93	$85	$80
International
Revenue(c)	4,254	4,102	3,911
Cost of Sales	1,312	1,312	1,234
Gross Profit	2,942	2,790	2,677
Gross Margin	69.2%	68.0%	68.4%
Operating expenses(b)	677	671	638
Other (income)/deductions-net	1	1	2
International Earnings	2,264	2,118	2,037	100	96	92
Total operating segments	5,702	5,454	4,900	193	181	172
Other business activities	(562)	(562)	(496)	51	43	33
Reconciling Items:
Corporate	(1,240)	(1,213)	(1,042)	110	128	128
Purchase accounting adjustments	(128)	(140)	(159)	128	140	153
Acquisition and divestiture-related costs	(2)	(18)	(9)	—	—	—
Certain significant items(d)	(82)	(79)	33	—	—	—
Other unallocated	(328)	(309)	(291)	5	5	5
Total Earnings(e)	$3,360	$3,133	$2,936	$487	$497	$491
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, other marketing expenses, advertising and promotions, and freight and logistics costs.
(c) Revenue denominated in euros was $998 million in 2025, $937 million in 2024 and $853 million in 2023.
(d)    For 2025, certain significant items primarily consisted of costs related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site, costs related to our multi-year business process transformation program, which includes the implementation of a new enterprise resource planning (ERP) system, related digital technology solutions and other related costs, as well as employee termination costs related to organizational structure refinements.
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
B. Geographic Information
Property, plant and equipment, less accumulated depreciation, by geographic region follow:

	As of December 31,
(MILLIONS OF DOLLARS)	2025	2024
U.S.	$2,456	$2,249
International	1,225	1,142
Property, plant and equipment, less accumulated depreciation	$3,681	$3,391
91 |

Zoetis Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
(MILLIONS OF DOLLARS)	Period	Additions	Deductions	Period
Year Ended December 31, 2025
Allowance for doubtful accounts	$18	$—	$(2)	$16

Year Ended December 31, 2024
Allowance for doubtful accounts	$18	$3	$(3)	$18

Year Ended December 31, 2023
Allowance for doubtful accounts	$19	$—	$(1)	$18

92 |

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2025, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently in the process of a multi-year implementation to update our enterprise resource planning (ERP) system to a new fully cloud-based system that will replace our existing system. As the phased implementation occurs, it may result in changes to our processes and procedures which may result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.

Item 9B. Other Information.
Rule 10b5-1 Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
93 |

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading Item 1-Election of Directors in our 2026 Proxy Statement. Information about the Zoetis Code of Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller, and our Board of Directors, is incorporated by reference from the discussions under the heading Corporate Governance at Zoetis in our 2026 Proxy Statement. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the Investor Relations section of our website at www.zoetis.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report on Form 10-K. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2026 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2026 Proxy Statement. Information about our insider trading policies and procedures is incorporated by reference from the discussion under the heading Insider Trading Policy in our 2026 Proxy Statement.
Item 11. Executive Compensation.
Information about director compensation is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2026 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our 2026 Proxy Statement (other than information included under the subheading "Pay versus Performance").
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference from the discussion under the heading Ownership of Our Common Stock in our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and transactions with related parties and our policies and procedures in relation to such transactions is incorporated by reference from the discussion under the heading Transactions with Related Persons in our 2026 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance at Zoetis in our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185.
Information about the fees for professional services rendered by our independent registered public accounting firm in 2025 and 2024, is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2026 in our 2026 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 3—Ratification of Appointment of KPMG as our Independent Registered Public Accounting Firm for 2026 in our 2026 Proxy Statement.
94 |

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

95 |

EXHIBITS
The exhibits listed below and designated with a † are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 23, 2024 (File No. 001-35797))
Exhibit 3.2	Amended and Restated By-laws of the Registrant, (incorporated by reference to Exhibit 3.2 to Zoetis Inc.'s Current
Report on Form 8-K filed on May 19, 2023 (File No. 001-35797))
Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Zoetis Inc.'s Annual Report on Form 10-K
filed on February 15, 2022 (File No. 001-35797))
Exhibit 4.2	Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as trustee
(incorporated by reference to Zoetis Inc.'s registration statement on Form S-1 (File No. 333-183254))
Exhibit 4.3	First Supplemental Indenture, dated as of January 28, 2013, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on Form S-1
(File No. 333-183254))
Exhibit 4.4	Second Supplemental Indenture, dated November 13, 2015, between Zoetis Inc. and Deutsche Bank Trust Company
Americas, as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on
November 13, 2015 (File No. 001-35797))
Exhibit 4.5	Third Supplemental Indenture, dated September 12, 2017, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on September 12, 2017
(File No. 001-35797))
Exhibit 4.6	Fourth Supplemental Indenture, dated August 20, 2018, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.7	Fifth Supplemental Indenture, dated May 12, 2020, between Zoetis Inc. and Deutsche Bank Trust Company Americas,
as trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.'s Current Report on Form 8-K filed on May 12, 2020
(File No. 001-35797))
Exhibit 4.8	Sixth Supplemental Indenture, dated November 16, 2022, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as
trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed on November 16, 2022
(File No. 001-35797))
Exhibit 4.9	Seventh Supplemental Indenture, dated August 18, 2025, between the Company and Deutsche Bank Trust Company Americas, as
trustee (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K filed August 18, 2025
(File No. 001-35797))
Exhibit 4.10	Indenture, dated December 18, 2025, between Zoetis Inc. and Deutsche Bank Trust Company Americas, as
trustee (incorporated by reference to Exhibit 4.1 to Zoetis Inc.’s Current Report on Form 8-K filed on December 18, 2025
(File No. 001-35797))
Exhibit 4.11	Form of 4.700% Senior Notes due 2043 (incorporated by reference to Exhibit 4.3 of Zoetis Inc.'s registration statement on
Form S-1 (File No. 333-183254))
Exhibit 4.12	Form of 3.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.13	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on September 12, 2017 (File No. 001-35797))
Exhibit 4.14	Form of 3.900% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.15	Form of 4.450% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 20, 2018 (File No. 001-35797))
Exhibit 4.16	Form of 2.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
96 |

Exhibit 4.17	Form of 3.000% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Zoetis Inc.’s Current Report on Form 8-K
filed on May 12, 2020 (File No. 001-35797))
Exhibit 4.18	Form of 5.600% Senior Notes due 2032 (incorporated by reference to Exhibit 4.4 to Zoetis Inc.’s Current Report on Form 8-K
filed on November 16, 2022 (File No. 001-35797))
Exhibit 4.19	Form of 4.150% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 18, 2025 (File No. 001-35797))
Exhibit 4.20	Form of 5.000% Senior Notes due 2035 (incorporated by reference to Exhibit 4.4 to Zoetis Inc.’s Current Report on Form 8-K
filed on August 18, 2025 (File No. 001-35797))
Exhibit 4.21	Form of 0.025% Convertible Senior Notes due 2029 ((included in exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Zoetis
Inc.’s Current Report on Form 8-K filed on December 18, 2025 (File No. 001-35797)))
Exhibit 4.22	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.19 to Zoetis Inc.’s Annual Report on Form
10-K filed on February 13, 2025 (File No. 001-35797))
Exhibit 10.1	Global Separation Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013 (File No. 001-35797))
Exhibit 10.2	Research and Development Collaboration and License Agreement, dated February 6, 2013, by and between Zoetis Inc.
and Pfizer Inc. (incorporated by reference to Exhibit 10.4 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.3	Patent and Know-How License Agreement (Zoetis as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.8 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.4	Patent and Know-How License Agreement (Pfizer as licensor), dated February 6, 2013, by and between Zoetis Inc. and
Pfizer Inc. (incorporated by reference to Exhibit 10.9 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on
March 28, 2013 (File No. 001-35797))
Exhibit 10.5	Trademark and Copyright License Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc.
(incorporated by reference to Exhibit 10.10 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013
(File No. 001-35797))
Exhibit 10.6	Environmental Matters Agreement, dated February 6, 2013, by and between Zoetis Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.13 to Zoetis Inc.’s 2012 Annual Report on Form 10-K filed on March 28, 2013) (File No. 001-35797))
Exhibit 10.7	Zoetis Inc. 2013 Equity and Incentive Plan, as amended and restated as of May 19, 2022 (incorporated by reference to Exhibit
10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022 (File No. 001-35797))*
Exhibit 10.8	Revolving Credit Agreement, dated as of December 21, 2022, among Zoetis Inc., the lenders party thereto and JPMorgan
Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Zoetis Inc.'s Current Report on Form 8-K filed on December 21, 2022 (File No. 001-35797))
Exhibit 10.9	Revolving Credit Agreement dated as of August 27, 2025, among Zoetis Inc., the lender party thereto, the issuing bank party thereto and JPMorgan Chase Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s
Current Report on Form 8-K filed on August 27, 2025 (File No. 001-35797))
Exhibit 10.10	First Waiver to Revolving Credit Agreement, dated as of December 17, 2025, to the Revolving Credit Agreement dated,
August 27, 2025, among Zoetis Inc, the lender party thereto, the issuing bank party thereto and JPMorgan Chace Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on
December 18, 2025 (File No. 001-35797))
Exhibit 10.11	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to Zoetis Inc.'s Current Report on Form 8-K filed on December 18, 2025 (File No. 001-35797))
Exhibit 10.12	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.19 of Zoetis Inc's registration statement on Form S-1 (File No. 333-183254))
Exhibit 10.13	Form of Non-Employee Director Deferred Stock Unit Award agreement (incorporated by reference to Exhibit 10.23 on Form 10-K filed on March 28, 2013 (File No. 001-35797))*
Exhibit 10.14	Zoetis Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2018 (File No. 001-35797))*
97 |

Exhibit 10.15	Zoetis Supplemental Savings Plan, as amended and restated, effective September 15, 2014 (incorporated by reference to
Exhibit 10.4 to Zoetis Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-35797))*
Exhibit 10.16	Zoetis Executive Severance Plan, as amended and restated, effective July 31, 2025 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2025 (File No. 001-35797))*
Exhibit 10.17	Amendment No. 1 to Zoetis Supplemental Savings Plan effective December 21, 2020 (incorporated by reference to Exhibit 10.24 to Zoetis Inc.'s 2020 Annual Report on Form 10-K filed on February 16, 2021 (File No. 001-35797))*
Exhibit 10.18	Offer Letter, dated as of May 6, 2021, by and between Wetteny Joseph and Zoetis Inc. (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on May 11, 2021 (File No. 001-35797))*
Exhibit 10.19	Amendment No. 2 to Zoetis Supplemental Savings Plan effective May 15, 2021 (incorporated by reference to Exhibit 10.1 to
Zoetis Inc.'s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-35797))*
Exhibit 10.20	Form of Stock Option Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.2 to Zoetis Inc.’s
Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.21	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of July 27, 2022 (incorporated by reference to Exhibit 10.5 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2022 (File No 001-35797))*
Exhibit 10.22	Form of Restricted Stock Unit Award Agreement, effective as of December 8, 2022 (incorporated by reference to Exhibit 10.36 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.23	Form of Stock Option Award Agreement, effective as of December 8, 2022 (incorporated by reference to Exhibit 10.37 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.24	Form of Performance Restricted Stock Unit Award Agreement, effective as of December 8, 2022 (incorporated by reference to
Exhibit 10.38 to Zoetis Inc.'s Annual Report on Form 10-K filed on February 14, 2023 (File No 001-35797))*
Exhibit 10.25	Form of Non-Employee Director Restricted Stock Unit Award Agreement, effective as of February 8, 2023 (incorporated by reference to Exhibit 10.1 to Zoetis Inc.'s Quarterly Report on Form 10Q filed on May 4, 2023 (File No 001-35797))*
Exhibit 10.26	Form of Cash Restricted Stock Unit Award Agreement, effective as of February 8, 2023 (incorporated by reference to
Exhibit 10.2 to Zoetis Inc.'s Quarterly Report on Form 10Q filed on May 4, 2023 (File No 001-35797))*
Exhibit 10.27	Form of Performance Restricted Stock Unit Award Agreement (Revenue), effective as of February 5, 2025*(incorporated by reference to Exhibit 10.39 to Zoetis Inc.’s Annual Report on Form 10-K filed on February 13, 2025 (File No. 001-35797))
Exhibit 10.28	Letter Agreement dated as of May 20, 2024, by and between Heidi C. Chen and Zoetis Inc. (incorporated by reference to
Exhibit 10.1 to Zoetis Inc.'s Current Report on Form 8-K filed on May 24, 2024 (File No 001-35797))*
Exhibit 10.29	Form of Performance Restricted Stock Unit Award Agreement (Relative TSR), effective as of February 5, 2025*(incorporated by reference to Exhibit 10.41 to Zoetis Inc.’s Annual Report on Form 10-K filed on February 13, 2025 (File No. 001-35797))
Exhibit 10.30	Zoetis Inc. 2013 Equity and Incentive Plan, as amended and restated as of May 19, 2022 – Sub-Plan for UK Employees *
(incorporated by reference to Exhibit 10.42 to Zoetis Inc.’s Annual Report on Form 10-K filed on February 13, 2025 (File
No. 001-35797))
Exhibit 10.31	Letter Agreement by and between Zoetis Inc. and Dr. Robert J. Polzer, dated October 29, 2025 (incorporated by reference to
Exhibit 10.2 to Zoetis Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2025 (File No. 001-35797))*
Exhibit 19	Zoetis Inc. Insider Trading and Protection of Material Nonpublic Information Policy (incorporated by reference to Exhibit 19 to Zoetis Inc.’s Annual Report on Form 10-K filed on February 13, 2025 (File No. 001-35797))
Exhibit 21.1	Subsidiaries of the Registrant †
Exhibit 23.1	Consent of KPMG LLP †
Exhibit 24.1	Power of Attorney (included as part of signature page) †
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 ††
Exhibit 97	Zoetis Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Zoetis Inc.’s Annual Report on Form 10-K
filed on February 13, 2024 (File No 001-35797))
98 |

EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith
††	Furnished herewith
*	Management contracts or compensatory plans or arrangements
99 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoetis Inc.
Dated: February 12, 2026	By:	/S/ KRISTIN C. PECK
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

Name	Title	Date

/S/ KRISTIN C. PECK	Chief Executive Officer and Director	February 12, 2026
Kristin C. Peck	(Principal Executive Officer)

/S/ WETTENY JOSEPH	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2026
Wetteny Joseph

/S/ MICHAEL B. MCCALLISTER	Chairman and Director	February 12, 2026
Michael B. McCallister

/S/ PAUL M. BISARO	Director	February 12, 2026
Paul M. Bisaro

/S/ VANESSA BROADHURST	Director	February 12, 2026
Vanessa Broadhurst

/S/ FRANK A. D'AMELIO	Director	February 12, 2026
Frank A. D’Amelio

/S/ GAVIN D.K. HATTERSLEY	Director	February 12, 2026
Gavin D.K. Hattersley

/S/ SANJAY KHOSLA	Director	February 12, 2026
Sanjay Khosla

/S/ ANTOINETTE R. LEATHERBERRY	Director	February 12, 2026
Antoinette R. Leatherberry

/S/ GREGORY NORDEN	Director	February 12, 2026
Gregory Norden

/S/ LOUISE M. PARENT	Director	February 12, 2026
Louise M. Parent

/S/ WILLIE M. REED	Director	February 12, 2026
Willie M. Reed

/S/ MARK STETTER	Director	February 12, 2026
Mark Stetter

/S/ STEPHANIE TILENIUS	Director	February 12, 2026
Stephanie Tilenius

100 |