Form 10-Q
period 2026-03-31
Zoetis Inc.
filed 2026-05-07
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2026, there were 419,228,118 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2026	2025(a)
Revenue	$2,262	$2,198
Costs and expenses:
Cost of sales	641	618
Selling, general and administrative expenses	588	574
Research and development expenses	180	162
Amortization of intangible assets	31	32
Restructuring charges and certain acquisition and divestiture-related costs	22	—
Interest expense, net of capitalized interest	62	54
Other (income)/deductions—net	(20)	(15)
Income before provision for taxes on income	758	773
Provision for taxes on income	157	171
Net income before allocation to noncontrolling interests	601	602
Less: Net income/(loss) attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$601	$602
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.42	$1.34
Diluted	$1.42	$1.34
Weighted-average common shares outstanding:
Basic	422.1	447.6
Diluted	422.4	448.0
Dividends declared per common share	$0.530	$0.500
(a) See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025(a)
Net income before allocation to noncontrolling interests	$601	$602
Other comprehensive income, net of tax(b):
Unrealized losses on derivatives for cash flow hedges, net of tax of $(1) and $(4) for the three months ended March 31, 2026 and 2025, respectively	(2)	(13)
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $4 and $(10) for the three months ended March 31, 2026 and 2025, respectively	14	(33)
Foreign currency translation adjustments	20	132
Benefit plans: Actuarial gains, net of tax of $0 for the three months ended March 31, 2026 and 2025, respectively	—	2
Total other comprehensive income, net of tax	32	88
Comprehensive income before allocation to noncontrolling interests	633	690
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—
Comprehensive income attributable to Zoetis Inc.	$633	$690
(a) See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
(b) Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	2026	2025(a)
Assets
Cash and cash equivalents(b)	$1,941	$2,450
Accounts receivable, less allowance for doubtful accounts of $19 in 2026 and $17 in 2025	1,506	1,409
Inventories	2,550	2,464
Other current assets	477	450
Total current assets	6,474	6,773
Property, plant and equipment, less accumulated depreciation of $3,002 in 2026 and $2,935 in 2025	3,719	3,693
Operating lease right-of-use assets	282	289
Goodwill	2,778	2,774
Identifiable intangible assets, less accumulated amortization	959	998
Noncurrent deferred tax assets	591	636
Other noncurrent assets	351	327
Total assets	$15,154	$15,490

Liabilities and Equity
Accounts payable	$507	$445
Dividends payable	224	232
Accrued expenses	751	841
Accrued compensation and related items	239	401
Income taxes payable	211	145
Other current liabilities	121	109
Total current liabilities	2,053	2,173
Long-term debt, net of discount and issuance costs	9,045	9,042
Noncurrent deferred tax liabilities	130	137
Operating lease liabilities	193	197
Other taxes payable	281	276
Other noncurrent liabilities	219	250
Total liabilities	11,921	12,075
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 420,348,495 and 424,927,535 shares outstanding at March 31, 2026, and December 31, 2025, respectively	5	5
Treasury stock, at cost, 81,542,748 and 76,963,708 shares of common stock at March 31, 2026 and December 31, 2025, respectively	(11,288)	(10,685)
Additional paid-in capital	1,105	1,101
Retained earnings	14,183	13,798
Accumulated other comprehensive loss	(772)	(804)
Total Zoetis Inc. equity	3,233	3,415
Equity attributable to noncontrolling interests	—	—
Total equity	3,233	3,415
Total liabilities and equity	$15,154	$15,490
(a) See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
(b) As of March 31, 2026 and December 31, 2025, includes $1 million and $2 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended March 31, 2026
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2025(a)	501.9	$5	77.0	$(10,685)	$1,101	$13,798	$(804)	$—	$3,415
Net income	—	—	—	—	—	601	—	—	601
Other comprehensive income	—	—	—	—	—	—	32	—	32
Share-based compensation awards(b)	—	—	(0.3)	9	4	—	—	—	13
Treasury stock acquired(c)	—	—	4.8	(612)	—	—	—	—	(612)
Dividends declared	—	—	—	—	—	(216)	—	—	(216)
Balance, March 31, 2026	501.9	$5	81.5	$(11,288)	$1,105	$14,183	$(772)	$—	$3,233

Three months ended March 31, 2025(a)
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2024(a)	501.9	$5	53.4	$(7,445)	$1,182	$12,112	$(1,010)	$—	$4,844
Net income	—	—	—	—	—	602	—	—	602
Other comprehensive income	—	—	—	—	—	—	88	—	88
Share-based compensation awards(b)	—	—	(0.3)	4	(2)	—	—	—	2
Treasury stock acquired(c)	—	—	2.7	(447)	—	—	—	—	(447)
Dividends declared	—	—	—	—	—	(224)	—	—	(224)
Balance, March 31, 2025(a)	501.9	$5	55.8	$(7,888)	$1,180	$12,490	$(922)	$—	$4,865

(a) See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
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
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025(a)
Operating Activities
Net income before allocation to noncontrolling interests	$601	$602
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	119	119
Share-based compensation expense	25	17
Asset write-offs and asset impairments	—	2
Net gain on sale of assets	(6)	—
Provision for losses on inventory	13	19
Deferred taxes	34	14
Settlement of derivative contracts	(3)	—
Other non-cash adjustments	3	(1)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(106)	(46)
Inventories	(114)	(85)
Other assets	(66)	(46)
Accounts payable	62	22
Other liabilities	(234)	(206)
Other tax accounts, net	73	104
Net cash provided by operating activities	401	515
Investing Activities
Capital expenditures	(110)	(178)
Purchase of investments	(2)	(2)
Proceeds from/(payments of) derivative instrument activity, net	16	(24)
Net proceeds from sale of assets	10	—
Other investing activities	(1)	1
Net cash used in investing activities	(87)	(203)
Financing Activities
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(7)	(9)
Purchases of treasury stock, including excise taxes paid	(606)	(443)
Cash dividends paid	(224)	(224)
Other financing activities	(3)	(1)
Net cash used in financing activities	(840)	(677)
Effect of exchange-rate changes on cash and cash equivalents	17	33
Net decrease in cash and cash equivalents	(509)	(332)
Cash and cash equivalents at beginning of period	2,450	2,114
Cash and cash equivalents at end of period	$1,941	$1,782
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$50	$60
Interest, net of capitalized interest	109	68
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	17	16
Financing cash flows - finance leases	—	2
Non-cash transactions:
Capital expenditures	3	3
Excise tax accrued on net share repurchases, not paid	6	4
Lease obligations obtained in exchange for right-of-use assets - operating	10	7
Lease obligations obtained in exchange for right-of-use assets - finance	—	1
Dividends declared, not paid	224	224
(a) See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.

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
We are responsible for the unaudited condensed consolidated financial statements included in this Form 10-Q. The condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this interim report should be read in conjunction with the financial statements and accompanying notes included in our 2025 Annual Report on Form 10-K.
Prior to fiscal 2026, our consolidated financial statements, which have a year-end of December 31, have reflected results of subsidiaries operating outside the U.S. on a one-month financial reporting lag with a year-end of November 30. Effective January 1, 2026, we eliminated the one-month financial reporting lag for our subsidiaries operating outside of the U.S. and adjusted their year-end to December 31 (the “Fiscal Year Alignment”). The elimination of this financial reporting lag represented a change in accounting principle which the Company considers preferable because it provides investors with more timely access to financial information about these subsidiaries. This change in accounting principle was applied retrospectively to all periods prior to January 1, 2026. The condensed consolidated financial statements as of and for the three months ended March 31, 2025, the Condensed Consolidated Balance Sheet as of December 31, 2025 and the related Notes to Condensed Consolidated Financial Statements have been recast to reflect this change in accounting principle. In addition, we plan to recast the condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and three and nine months ended September 30, 2025 and the consolidated financial statements as of and for the twelve months ended December 31, 2025 and 2024 when they are presented as comparatives in future financial statements.
The following table presents a summary of the changes to the quarterly results:

	Three months ended March 31, 2025
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	As previously reported	Increase/ (decrease)	As recast
Revenue	$2,220	$(22)	$2,198
Income before provision for taxes on income	$810	$(37)	$773
Provision for taxes on income	$179	$(8)	$171
Net income attributable to Zoetis Inc.	$631	$(29)	$602
Earnings per share - Basic	$1.41	$(0.07)	$1.34
Earnings per share - Diluted	$1.41	$(0.07)	$1.34
The following table presents a summary of the changes to total assets, liabilities and equity:

(MILLIONS OF DOLLARS)	As previously reported	Increase/ (decrease)	As recast
Total assets as of December 31, 2025	$15,467	$23	$15,490
Total liabilities as of December 31, 2025	$12,136	$(61)	$12,075
Total equity as of January 1, 2025	$4,770	$74	$4,844
Total equity as of December 31, 2025	$3,331	$84	$3,415
6 |

The following table presents a summary of the changes to the results of the Condensed Consolidated Statement of Cash Flows:

	Three months ended March 31, 2025
(MILLIONS OF DOLLARS)	As previously reported	Increase/ (decrease)	As recast
Net cash provided by operating activities	$587	$(72)	$515
Net cash used in investing activities	$(175)	$(28)	$(203)
Net cash used in financing activities	$(677)	$—	$(677)
Certain reclassifications of other prior year information have been made to conform to the current year presentation.
3. Accounting Standards
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
Over the course of our history, we have focused on developing a diverse portfolio of animal health products that deliver solutions across the continuum of care, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We typically refer to all products with the same primary active pharmaceutical or biological ingredient(s) as a single product line even if such products include different brands, dosages, formulations or indicated species. For vaccines, we typically consider a group of vaccines as a single product line if they share the same brand, including medicines, vaccines and diagnostics, complemented by biodevices, genetic tests and a range of services. We refer to all different brands of a particular product, or its dosage forms for all species, as a product line. We have approximately 300 comprehensive product lines, including products for both companion animals and livestock, within each of our major product categories.
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

7 |

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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
United States	$1,090	$1,183
Australia	89	79
Brazil	90	81
Canada	73	70
Chile	38	35
China	63	55
France	37	39
Germany	59	55
Italy	39	30
Japan	35	32
Mexico	48	35
Spain	40	29
United Kingdom	78	74
Other developed markets	169	133
Other emerging markets	291	238
	2,239	2,168
Contract manufacturing & human health	23	30
Total Revenue	$2,262	$2,198

8 |

Revenue by major species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
U.S.
Companion animal	$865	$973
Livestock	225	210
	1,090	1,183
International
Companion animal	654	568
Livestock	495	417
	1,149	985
Total
Companion animal	1,519	1,541
Livestock	720	627
Contract manufacturing & human health	23	30
Total Revenue	$2,262	$2,198
Revenue by species

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Companion Animal:
Dogs and Cats	$1,443	$1,477
Horses	76	64
	1,519	1,541
Livestock:
Cattle	392	341
Swine	123	105
Poultry	118	106
Fish	66	55
Sheep and other	21	20
	720	627
Contract manufacturing & human health	23	30
Total Revenue	$2,262	$2,198
Revenue by major product category

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Parasiticides	$586	$572
Vaccines	519	439
Dermatology	349	379
Anti-infectives	241	238
Pain and sedation	203	207
Other pharmaceutical	158	158
Animal health diagnostics	117	104
Other non-pharmaceutical	66	71
	2,239	2,168
Contract manufacturing & human health	23	30
Total Revenue	$2,262	$2,198
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2025 and 2024, and subsequently recognized as revenue during each of the first three months of 2026 and 2025 were $10 million and $3 million, respectively. Contract liabilities as of March 31, 2026 and December 31, 2025 were $21 million and $16 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2026 is not material.

9 |

5. Acquisitions
In the first quarter of 2026, we entered into a definitive agreement with Neogen Corporation to acquire Neogen’s animal genomics business. The transaction is subject to customary closing conditions and the satisfaction of regulatory requirements. We expect to complete the acquisition in the second half of 2026.
During 2025, we acquired Veterinary Pathology Group (VPG), a leading veterinary diagnostic laboratory group with multiple locations across the U.K. and Ireland. This transaction did not have a material impact on our consolidated financial statements.
6. Restructuring Charges and Other Costs Associated with Acquisitions and Divestitures
In connection with our cost-reduction/productivity initiatives, we typically incur restructuring costs and charges associated with workforce reductions and site closings. In connection with our acquisition and divestiture activities, we typically incur costs and charges associated with executing the transactions. Acquisition activity may also include integrating the acquired operations, which may include expenditures for consulting and the integration of systems and processes, product transfers and restructuring the company, which may include charges related to employees, assets and activities that will not continue in the company. Divestiture activity may also include costs to separate the divested operations, which may include expenditures for consulting and the disintegration of systems and processes, transfer costs, and restructuring charges, which may include charges related to employees, assets and activities that will not continue in the company's ongoing operations. All operating functions can be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as functions such as business technology, shared services and corporate functions.
The components of costs incurred in connection with restructuring initiatives, acquisitions, divestitures and cost-reduction/productivity initiatives are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	$2	$—
Restructuring charges, net(a):
Employee termination costs, net	20	—
Total Restructuring charges and certain acquisition and divestiture-related costs	$22	$—
(a) Restructuring charges for the three months ended March 31, 2026 primarily related to employee termination costs due to organizational structure refinements.
The change in our restructuring accrual is as follows:

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2025(a)	$25
Provision	20
Utilization and other(b)	(12)
Balance, March 31, 2026(a)	$33
(a)    At March 31, 2026 and December 31, 2025, included in Accrued expenses ($31 million and $23 million, respectively) and Other noncurrent liabilities ($2 million).
(b)     Includes adjustments for foreign currency translation.
7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Interest income	$(21)	$(22)
Net gain on sale of assets	(6)	—
Foreign currency loss(a)	6	10
Other, net	1	(3)
Other (income)/deductions—net	$(20)	$(15)
(a) Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.

10 |

8. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA did not have a material impact on our financial results in 2025, including the effect on our effective tax rate and deferred tax assets and liabilities, and we do not expect it to have a material impact on 2026 and future periods.
A. Taxes on Income
Our effective tax rate was 20.7% and 22.1% for the three months ended March 31, 2026 and 2025, respectively. The lower effective tax rate for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
In 2024, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which qualifies as foreign-derived intangible income; however, this income tax benefit was deferred to 2025 and 2026. A portion of this benefit was recognized during the three months ended March 31, 2026 and 2025. The remaining deferred benefit is included in Other current assets on our Condensed Consolidated Balance Sheets as of March 31, 2026 in the amount of $14 million.
B. Deferred Taxes
As of March 31, 2026, the total net deferred income tax asset of $461 million is included in Noncurrent deferred tax assets ($591 million) and Noncurrent deferred tax liabilities ($130 million).
As of December 31, 2025, the total net deferred income tax asset of $499 million is included in Noncurrent deferred tax assets ($636 million) and Noncurrent deferred tax liabilities ($137 million).
C. Tax Contingencies
Uncertain Tax Positions
As of March 31, 2026, the net tax liabilities associated with uncertain tax positions of $223 million (exclusive of interest and penalties related to uncertain tax positions of $56 million) are included in Other taxes payable.
As of December 31, 2025, the net tax liabilities associated with uncertain tax positions of $222 million (exclusive of interest and penalties related to uncertain tax positions of $52 million) are included in Other taxes payable.
Our tax liabilities for uncertain tax positions relate primarily to issues common among multinational corporations. Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate. We do not expect that within the next twelve months any of our uncertain tax positions could significantly change as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of uncertain tax positions and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.
Status of Tax Audits and Potential Impact on Accrual for Uncertain Tax Positions
We are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 and 2018. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report (RAR) for the adjustments identified in the NOPA and a protest was filed with the IRS on November 15, 2024. As of March 31, 2026, the additional tax liability, based on the income adjustment proposed by the IRS under the RAR, is approximately $450 million, excluding interest and penalties.
Based on current facts and circumstances, we disagree with the IRS’ position and will defend our position taken on the 2018 U.S. Federal Income Tax return. We believe the amount previously accrued related to this uncertain tax position remains appropriate, but we will continue to evaluate the adequacy of our tax reserve as the audit progresses. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are not consistent with management’s expectations, we could be required to adjust our provision for income taxes, and this amount could be material to our financial statements.
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

11 |

acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of March 31, 2026 and December 31, 2025. There were no amounts drawn under the credit facility as of March 31, 2026 and December 31, 2025.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2026, we had access to $47 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2026 and December 31, 2025.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of March 31, 2026 and December 31, 2025, there was no commercial paper outstanding under this program.
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
The net proceeds from the offering were $1,970 million, after deducting the initial purchasers’ discounts and expenses of $30 million. We used the net proceeds from the offering as follows: (i) $187 million to fund the cost of entering into the capped call transactions described below, (ii) $248 million to purchase approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share (the “common stock”), in privately negotiated transactions entered into concurrently with the pricing of the offering effected with or through one of the initial purchasers or its affiliate and (iii) the remaining $1,535 million for additional repurchases of common stock following the date of the offering, which repurchases were completed as of March 31, 2026.
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

12 |

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
The components of our long-term debt are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
3.000% 2017 senior notes due 2027	$750	$750
3.900% 2018 senior notes due 2028	500	500
4.150% 2025 senior notes due 2028	850	850
0.250% 2025 convertible senior notes due 2029	2,000	2,000
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
5.000% 2025 senior notes due 2035	1,000	1,000
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	9,150	9,150
Unamortized debt discount / debt issuance costs	(89)	(93)
Cumulative fair value adjustment for interest rate swap contracts	(16)	(15)
Long-term debt, net of discount and issuance costs	$9,045	$9,042
The fair value of our long-term debt was $8,635 million and $8,842 million as of March 31, 2026 and December 31, 2025, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).
The following table provides the principal amount of debt outstanding, as of March 31, 2026, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2026	2027	2028	2029	2030	2030	Total
Maturities	$—	$750	$1,350	$2,000	$750	$4,300	$9,150
Interest Expense
Interest expense, net of capitalized interest, was $62 million for the three months ended March 31, 2026 and $54 million for the three months ended March 31, 2025. Capitalized interest expense was $10 million for the three months ended March 31, 2026 and $11 million for the three months ended March 31, 2025.
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
All derivative financial instruments used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the Condensed Consolidated Balance Sheets. The derivative financial instruments primarily offset exposures in the Australian dollar, British pound, Chinese renminbi, Danish krone, euro and Norwegian krone. Changes in fair value are reported in earnings or in Accumulated other comprehensive loss, depending on the nature and purpose of the financial instrument, as follows:
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

13 |

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
•In anticipation of issuing fixed-rate debt, we may use forward-starting interest rate swaps that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. Unrealized gains or losses on the forward-starting interest rate swaps are reported in Accumulated other comprehensive loss and are recognized in earnings over the life of the future fixed rate notes. If the company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur within the originally expected period of execution, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.
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
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of March 31, 2026, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three months ended March 31, 2026 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.
Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	March 31,	December 31,
(MILLIONS)	2026	2025
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$2,393	$2,198

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	1,025	925
Danish krone	400	400
Swiss franc	35	—

Fixed-to-floating interest rate swap contracts	$250	$250

14 |

Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		March 31,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2026	2025
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$15	$8
Foreign currency forward-exchange contracts	Other current liabilities	(18)	(9)
Foreign currency forward-exchange contracts	Other noncurrent liabilities	(1)	—
Total derivatives not designated as hedging instruments		$(4)	$(1)

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments	Other current assets	$7	$6
Foreign exchange derivative instruments	Other noncurrent assets	3	—
Foreign exchange derivative instruments	Other current liabilities	(22)	(25)
Foreign exchange derivative instruments	Other noncurrent liabilities	(18)	(39)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(16)	(16)
Total derivatives designated as hedging instruments		(46)	(74)
Total derivatives		$(50)	$(75)
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At March 31, 2026, there was no collateral received and $50 million of collateral posted related to derivative instruments recorded in Other current assets. At December 31, 2025, there was no of collateral received and $70 million of collateral posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Foreign currency forward-exchange contracts	$9	$30
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.
The amounts of unrecognized net (losses)/gains on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Forward-starting interest rate swap contracts	$—	$(11)
Foreign exchange derivative instruments	$14	$(33)
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Foreign exchange derivative instruments	$5	$5
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.

15 |

10. Inventories
The components of inventory are as follows:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
Finished goods	$1,081	$1,094
Work-in-process	1,108	991
Raw materials and supplies	361	379
Inventories	$2,550	$2,464
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2025	$1,515	$1,259	$2,774
Other(a)	—	4	4
Balance, March 31, 2026	$1,515	$1,263	$2,778
(a)     Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,314 million and $3,310 million as of March 31, 2026 and December 31, 2025, respectively. Accumulated goodwill impairment losses were $536 million as of March 31, 2026 and December 31, 2025.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of March 31, 2026			As of December 31, 2025
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,945	$(1,388)	$557	$1,940	$(1,352)	$588
Brands and tradenames	362	(253)	109	362	(251)	111
Other	295	(216)	79	293	(211)	82
Total finite-lived intangible assets	2,602	(1,857)	745	2,595	(1,814)	781
Indefinite-lived intangible assets:
Brands and tradenames	67	—	67	67	—	67
In-process research and development	141	—	141	144	—	144
Product rights	6	—	6	6	—	6
Total indefinite-lived intangible assets	214	—	214	217	—	217
Identifiable intangible assets	$2,816	$(1,857)	$959	$2,812	$(1,814)	$998
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $39 million for the three months ended March 31, 2026 and $40 million for the three months ended March 31, 2025.
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

16 |

The components of share-based compensation expense are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Stock options / stock appreciation rights	$4	$3
RSUs / DSUs	16	11
PSUs	5	3
Share-based compensation expense—total(a)	$25	$17
(a) For the three months ended March 31, 2026 and 2025, we capitalized less than $1 million of share-based compensation expense to inventory.
During the three months ended March 31, 2026, the company granted 437,889 stock options with a weighted-average exercise price of $129.13 per stock option and a weighted-average fair value of $32.64 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.64%; expected dividend yield of 1.63%; expected stock price volatility of 28.81%; and expected term of 4.4 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2026, the company granted 819,928 RSUs with a weighted-average grant date fair value of $128.64 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the three months ended March 31, 2026, the company granted 183,488 PSUs with a weighted-average grant date fair value of $156.44 per PSU. Beginning in 2025, the units underlying the PSUs will be earned and vested over a three-year performance period in two tranches, each subject to an independent achievement condition: (1) a market condition comprising the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 Health Care index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR); and (2) a performance condition comprising a three-year average annual operational revenue growth metric (average PSU operational revenue growth). PSUs that are earned and vested based upon a market condition are accounted for at fair-value using a Monte Carlo simulation model and PSUs that are earned and vested based upon a performance condition are accounted for at fair-value using the closing price of Zoetis common stock on the date of grant. The Monte Carlo weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 Health Care index companies, which were 26.3% and 30.7%, respectively. Depending on the company’s Relative TSR performance and the average PSU operational revenue growth at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate. PSU amortization for units that are earned and vested based upon the average PSU operational revenue growth is adjusted for subsequent changes in the expected outcome of the performance-related condition.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of March 31, 2026, there was $1.8 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains/(Losses)	Loss
Balance, December 31, 2025	$70	$(39)	$(838)	$3	$(804)
Other comprehensive (loss)/income, net of tax	(2)	14	20	—	32
Balance, March 31, 2026	$68	$(25)	$(818)	$3	$(772)

Balance, December 31, 2024	$89	$62	$(1,160)	$(1)	$(1,010)
Other comprehensive (loss)/income, net of tax	(13)	(33)	132	2	88
Balance, March 31, 2025	$76	$29	$(1,028)	$1	$(922)

17 |

14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	March 31,
	2026	2025
Numerator
Net income before allocation to noncontrolling interests	$601	$602
Less: Net income/(loss) attributable to noncontrolling interests	—	—
Net income attributable to Zoetis Inc.	$601	$602
Denominator
Weighted-average common shares outstanding	422.1	447.6
Common stock equivalents: stock options, RSUs, PSUs and DSUs	0.3	0.4
Weighted-average common and potential dilutive shares outstanding	422.4	448.0
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.42	$1.34
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.42	$1.34
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three months ended March 31, 2026 and 2025.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2026, recorded amounts for the estimated fair value of these indemnifications were not material.
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

19 |

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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
U.S.
Revenue	$1,090	$1,183
Cost of sales	194	199
Gross profit	896	984
Gross margin	82.2%	83.2%
Operating expenses(b)	199	205
Other (income)/deductions-net	—	—
U.S. Earnings	697	779	$23	$23

International
Revenue(c)	1,149	985
Cost of sales	334	295
Gross profit	815	690
Gross margin	70.9%	70.1%
Operating expenses(b)	175	163
Other (income)/deductions-net	1	—
International Earnings	639	527	26	23

Total operating segments	1,336	1,306	49	46

Other business activities	(141)	(133)	13	11
Reconciling Items:
Corporate	(315)	(278)	25	29
Purchase accounting adjustments	(28)	(32)	31	32
Acquisition and divestiture-related costs	(2)	—	—	—
Certain significant items	(27)	(6)	—	—
Other unallocated	(65)	(84)	1	1
Total Earnings(d)	$758	$773	$119	$119
(a) Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b) Operating expenses primarily consisted of field selling, other marketing expenses, advertising and promotions, and freight and logistics costs.
(c)    Revenue denominated in euros was $263 million and $225 million for the three months ended March 31, 2026 and 2025, respectively.
(d)    Defined as income before provision for taxes on income.

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
A summary of our 2026 performance compared with the comparable 2025 period follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2026	2025(a)	Total	Exchange	Operational(b)
Revenue	$2,262	$2,198	3	4	(1)
Net income attributable to Zoetis	601	602	—	1	(1)
Adjusted net income(b)	646	633	2	1	1
(a)    See Fiscal year alignment of international subsidiaries section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for further detail regarding the Fiscal Year Alignment.
(b)    Operational results and adjusted net income are non-GAAP financial measures. See Non-GAAP financial measures section of this MD&A for more information.
Our operating environment
For a description of our operating environment, including factors that could materially affect our business, financial condition, or future results, see "Our Operating Environment" in the MD&A of our 2025 Annual Report on Form 10-K. Set forth below are updates to certain of the factors disclosed in our 2025 Annual Report on Form 10-K.
Quarterly Variability of Financial Results
Our quarterly financial results are subject to variability related to a number of factors including, but not limited to: tariffs and other trade protection measures, the decline in global macroeconomic conditions, competitive dynamics, geopolitical tensions with and economic uncertainty in certain markets, inflation, global supply chain disruption and supply availability, variability in distributor inventory stocking levels including as a result of expected demand and promotional activities, weather patterns, herd management decisions, regulatory actions, disease outbreaks, product and geographic mix, timing of price increases and customer expectations related to the same, timing of investment decisions and operational and other changes made in connection with the change in accounting principle to eliminate the one-month financial reporting lag in 2026 for our subsidiaries operating outside the U.S.
Tariffs and Trade Protection Measures
Our business is subject to risks related to, among other factors, tariffs and other trade protection measures put in the place by the United States or other countries, as well as U.S. international trade relations, including those with China, Canada and the European Union. Starting in early 2025, the United States government announced additional tariffs on certain goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. While the final tariffs and other measures to be imposed, and their applicability to our business, remain uncertain, such actions may negatively impact demand and result in an increase in some product costs. We will continue to actively monitor the situation and evaluate actions that can be taken to moderate and/or minimize its effects. For further information regarding the impact of potential additional tariffs and trade protection measures on the Company, see Part I., Item 1A, Risk Factors in our 2025 Annual Report on Form 10-K.

21 |

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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the three months ended March 31, 2026, approximately 47% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the three months ended March 31, 2026, approximately 53% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was favorably impacted by approximately 4% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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
We recognize that, as an internal measure of performance, the adjusted net income and adjusted EPS measures have limitations, and we do not restrict our performance management process solely to these metrics. A limitation of the adjusted net income and adjusted EPS measures is that they provide a view of our operations without including all events during a period, such as the effects of an acquisition, divestiture or amortization of purchased intangibles, and do not provide a comparable view of our performance to other companies. The adjusted net income and adjusted EPS measures are not, and should not be viewed as, a substitute for U.S. GAAP reported net income attributable to Zoetis and reported EPS. See Adjusted Net Income section below for more information.
Fiscal year alignment of international subsidiaries
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Historically our consolidated financial statements, which have a year-end of December 31, have reflected financial information of subsidiaries operating outside the U.S. (the “International Subsidiaries”) on a one-month financial reporting lag with a year-end of November 30. In connection with our multi-year process to transition our enterprise resource planning (ERP) system, effective January 1, 2026, we eliminated the one-month financial reporting lag by our International Subsidiaries and adjusted their year-end to December 31 (the “Fiscal Year Alignment”).
The elimination of this financial reporting lag represented a change in accounting principle which the Company considers preferable because it provides investors more timely access to financial information about these subsidiaries. This change in accounting principle was applied retrospectively to all periods since January 1, 2024. The condensed consolidated financial statements as of and for the three months ended March 31, 2025, the Condensed Consolidated Balance Sheet as of December 31, 2025 and the related Notes to Condensed Consolidated Financial Statements have been recast to reflect this change in accounting principle. In addition, we plan to recast the condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and three and nine months ended September 30, 2025 and the consolidated financial statements as of and for the twelve months ended December 31, 2025 and 2024 when they are presented as comparatives in future financial statements.

22 |

As a result of the Fiscal Year Alignment, the results of operations of our International Subsidiaries for the month of December 2025 will not be included in our consolidated results of operations for fiscal year 2026 but will be included in the retrospective application of the new accounting principle to prior financial statement periods. This alignment is an important preliminary step in the process to transition our ERP system because it contributes to more seamless financial consolidation, regulatory compliance and consistent reporting.
In connection with the Fiscal Year Alignment, revenue in the International segment for the reported fourth quarter of 2025 benefited from operational changes resulting in the acceleration of the timing of sales into the reported fourth quarter of 2025, which led to an approximate 2.5% to 3.5% increase in sales in the International segment in the reported fourth quarter of 2025, a trend that we do not expect to recur at the end of fiscal year 2026.
The operational changes in connection with the Fiscal Year Alignment to date also included a shift implemented in the first quarter of 2026 to the timing of annual price increases in certain International Subsidiaries so that the price increase and anticipated customer buying preceding the price increase would occur in the same calendar year. In addition, processing of certain customer orders from December 2025 was delayed to the first quarter of 2026.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Revenue	$2,262	$2,198	3
Costs and expenses:
Cost of sales	641	618	4
% of revenue	28.3%	28.1%
Selling, general and administrative expenses	588	574	2
% of revenue	26%	26%
Research and development expenses	180	162	11
% of revenue	8%	7%
Amortization of intangible assets	31	32	(3)
Restructuring charges and certain acquisition and divestiture-related costs	22	—	*
Interest expense, net of capitalized interest	62	54	15
Other (income)/deductions—net	(20)	(15)	33
Income before provision for taxes on income	758	773	(2)
% of revenue	34%	35%
Provision for taxes on income	157	171	(8)
Effective tax rate	20.7%	22.1%
Net income before allocation to noncontrolling interests	601	602	—
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—
Net income attributable to Zoetis	$601	$602	—
% of revenue	27%	27%
*Calculation not meaningful
Revenue
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Total revenue increased by $64 million, or 3%, in the three months ended March 31, 2026, compared with the three months ended March 31, 2025, a decrease of $12 million, or 1%, on an operational basis. The decrease in operational revenue was primarily due to the following:
•volume decrease from key franchises of approximately 3%; and
•volume decrease related to the impact of the divestiture of our medicated feed additive portfolio, certain water soluble products and related assets (MFA divestiture) of approximately 1%, partially offset by:
•price growth of approximately 2%; and
•volume growth from other in-line products of approximately 1%.
Foreign exchange increased reported revenue growth by approximately $76 million, or 4%.

23 |

Costs and Expenses

Cost of sales
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Cost of sales	$641	$618	4
% of revenue	28.3%	28.1%
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Cost of sales as a percentage of revenue was 28.3% in the three months ended March 31, 2026, compared with 28.1% in the three months ended March 31, 2025. The increase was primarily a result of:
•unfavorable foreign exchange;
•unfavorable product mix; and
•unfavorable manufacturing and other costs,
partially offset by:
•price increases.

Selling, general and administrative expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Selling, general and administrative expenses	$588	$574	2
% of revenue	26%	26%
Three months ended March 31, 2026 vs. three months ended March 31, 2025
SG&A expenses increased by $14 million, or 2%, in the three months ended March 31, 2026, compared with the three months ended March 31, 2025, primarily as a result of:
•unfavorable foreign exchange; and
•an increase in certain compensation-related costs,
partially offset by:
•lower depreciation expense; and
•lower advertising and promotion expense.

Research and development expenses
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Research and development expenses	$180	$162	11
% of revenue	8%	7%
Three months ended March 31, 2026 vs. three months ended March 31, 2025
R&D expenses increased by $18 million, or 11%, in the three months ended March 31, 2026, compared with the three months ended March 31, 2025, primarily as a result of:
•higher spend in project investments;
•an increase in certain compensation-related costs to support innovation and portfolio progression; and
•unfavorable foreign exchange.

Amortization of intangible assets
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Amortization of intangible assets	$31	$32	(3)
Amortization of intangible assets decreased in the three months ended March 31, 2026 versus the comparable prior year period.

24 |

Restructuring charges and certain acquisition and divestiture-related costs
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Restructuring charges and certain acquisition and divestiture-related costs	$22	$—	*
* Calculation not meaningful
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Restructuring charges and certain acquisition and divestiture-related costs in the three months ended March 31, 2026 primarily related to employee termination costs due to organizational structure refinements.

Interest expense, net of capitalized interest
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Interest expense, net of capitalized interest	$62	$54	15
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Interest expense, net of capitalized interest, increased in the three months ended March 31, 2026 versus the comparable prior year period primarily as a result of a higher average debt balance in the current period.

Other (income)/deductions—net
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Other (income)/deductions—net	$(20)	$(15)	33
Three months ended March 31, 2026 vs. three months ended March 31, 2025
The change in Other (income)/deductions—net in the three months ended March 31, 2026 versus the comparable prior year period was primarily as a result of the gain on sale of a distribution facility in the current period.

Provision for taxes on income
	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
Provision for taxes on income	$157	$171	(8)
Effective tax rate	20.7%	22.1%
Our effective tax rate was 20.7% and 22.1% for the three months ended March 31, 2026 and 2025, respectively. The lower effective tax rate for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).

25 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Companion animal	$865	$973	(11)	—	(11)
Livestock	225	210	7	—	7
	1,090	1,183	(8)	—	(8)
International
Companion animal	654	568	15	8	7
Livestock	495	417	19	7	12
	1,149	985	17	8	9
Total
Companion animal	1,519	1,541	(1)	3	(4)
Livestock	720	627	15	5	10
Contract manufacturing & human health	23	30	(23)	1	(24)
	$2,262	$2,198	3	4	(1)
Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	March 31,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Revenue	$1,090	$1,183	(8)	—	(8)
Cost of Sales	194	199	(3)	—	(3)
Gross Profit	896	984	(9)	—	(9)
Gross Margin	82.2%	83.2%
Operating Expenses	199	205	(3)	—	(3)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	697	779	(11)	—	(11)

International
Revenue	1,149	985	17	8	9
Cost of Sales	334	295	13	10	3
Gross Profit	815	690	18	7	11
Gross Margin	70.9%	70.1%
Operating Expenses	175	163	7	7	—
Other (income)/deductions-net	1	—	*	*	*
International Earnings	639	527	21	6	15

Total operating segments	1,336	1,306	2	2	—

Other business activities	(141)	(133)	6
Reconciling Items:
Corporate	(315)	(278)	13
Purchase accounting adjustments	(28)	(32)	(13)
Acquisition and divestiture-related costs	(2)	—	*
Certain significant items	(27)	(6)	*
Other unallocated	(65)	(84)	(23)
Total Earnings	$758	$773	(2)
* Calculation not meaningful

26 |

Three months ended March 31, 2026 vs. three months ended March 31, 2025
U.S. operating segment
U.S. segment revenue decreased by $93 million, or 8%, in the three months ended March 31, 2026, compared with the three months ended March 31, 2025, reflecting a decrease of $108 million in companion animal products, partially offset by an increase of $15 million in livestock products.
•Companion animal revenue declined primarily due to softer end-market demand and an increasingly competitive landscape. The company's key dermatology franchise and Simparica Trio faced heightened competitive pressure and persistent macroeconomic-driven price sensitivity. Also contributing to the decline was the impact of generic competition on Convenia and Cerenia, as well as lower sales of Librela.
•Livestock revenue growth was primarily due to increased demand for our cattle, poultry and swine products. Cattle products grew due to improved supply availability and strong results from our seasonal promotion. Poultry products grew due to price and increased demand for vaccines. Sales of our swine products grew due to improved supply, as well as increased demand for anti-infective products.
U.S. segment earnings decreased by $82 million, or 11%, in the three months ended March 31, 2026, compared with the three months ended March 31, 2025, primarily due to lower gross profit, partially offset by lower operating expenses.
International operating segment
International segment revenue increased by $164 million in the three months ended March 31, 2026 compared with the three months ended March 31, 2025. Operational revenue increased by $88 million, or 9%, driven by growth of $39 million in companion animal products and $49 million in livestock products. Growth in the current period was positively impacted by operational changes made in connection with the Fiscal Year Alignment.
•Companion animal operational revenue growth was driven primarily by increased sales of Simparica Trio, as well as an increase in demand for vaccines and small animal diagnostics, partially offset by decreased sales of key dermatology products and Librela.
•Livestock operational revenue growth was due to increased sales in our cattle, swine, poultry and fish products. Sales of cattle products grew largely due to a mix of volume and price. Sales of swine products were volume driven due to momentum across our key brands. Sales of poultry products grew due to increased demand, key account penetration, geographic expansion and price. Sales of our fish products grew due to increased vaccine sales and pricing.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by $76 million, or 8%, primarily driven by the euro, Brazilian real, Australian dollar, Mexican peso, and British pound.
International segment earnings increased by $112 million, or 21%, in the three months ended March 31, 2026, compared with the three months ended March 31, 2025. Operational earnings growth was $79 million, or 15%, primarily due to higher gross profit, partially offset by higher operating expenses.
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
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Other business activities net loss increased by $8 million in the three months ended March 31, 2026, compared with the three months ended March 31, 2025, reflecting an increase in R&D costs related to projects and other strategic investments.
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
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Corporate expenses increased by $37 million, or 13%, in the three months ended March 31, 2026, compared with the three months ended March 31, 2025, primarily due to an increase in compensation-related costs, unfavorable foreign exchange and higher expenses in global diagnostics.
Other unallocated expenses decreased by $19 million, or 23%, in the three months ended March 31, 2026, compared with the three months ended March 31, 2025, primarily due to lower manufacturing costs and other charges, as well as lower inventory obsolescence, partially offset by unfavorable foreign exchange and freight charges.
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
Purchase accounting adjustments
Adjusted net income is calculated prior to considering certain purchase accounting impacts that result from business combinations and net asset acquisitions. These impacts, primarily associated with acquisitions, include amortization related to the increase in fair value of the acquired finite-lived intangible assets and depreciation related to the increase/decrease to fair value of the acquired fixed assets. Therefore, the adjusted net income measure includes the revenue earned upon the sale of the acquired products without considering the aforementioned significant charges.
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
Acquisition and divestiture-related costs
Adjusted net income is calculated prior to considering transaction, integration and disintegration costs associated with business combinations, net asset acquisitions and divestitures. These incremental costs are excluded as they are incurred to acquire and integrate, or dispose and disintegrate, certain businesses as a result of the acquisition or disposal decision and are unique to each transaction. We have made no adjustments for the resulting synergies from these transactions.
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

28 |

Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended
	March 31,		%
(MILLIONS OF DOLLARS)	2026	2025	Change
GAAP reported net income attributable to Zoetis	$601	$602	—
Purchase accounting adjustments—net of tax	21	25	(16)
Acquisition and divestiture-related costs—net of tax	1	—	*
Certain significant items—net of tax	23	6	*
Non-GAAP adjusted net income(a)	$646	$633	2
(a)    The effective tax rate on adjusted pre-tax income was 20.7% and 21.9% for the three months ended March 31, 2026 and 2025, respectively.
The lower effective tax rate for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended
	March 31,		%
	2026	2025	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$1.42	$1.34	6
Purchase accounting adjustments—net of tax	0.05	0.06	(17)
Acquisition and divestiture-related costs—net of tax	—	—	*
Certain significant items—net of tax	0.06	0.01	*
Non-GAAP adjusted EPS—diluted	$1.53	$1.41	9
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Interest expense, net of capitalized interest	$62	$54
Interest income	21	22
Income taxes	169	178
Depreciation	79	78
Amortization	9	9

29 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Purchase accounting adjustments:
Amortization and depreciation	$31	$32
Other	(3)	—
Total purchase accounting adjustments—pre-tax	28	32
Income taxes(a)	7	7
Total purchase accounting adjustments—net of tax	21	25
Acquisition and divestiture-related costs:
Acquisition-related costs	2	—
Total acquisition and divestiture-related costs—pre-tax	2	—
Income taxes(a)	1	—
Total acquisition and divestiture-related costs—net of tax	1	—
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	20	—
Business process transformation program(c)	5	7
Other	2	(1)
Total certain significant items—pre-tax	27	6
Income taxes(a)	4	—
Total certain significant items—net of tax	23	6
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$45	$31
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.
(b)    For the three months ended March 31, 2026, primarily related to employee termination costs due to organizational structure refinements.
(c)     Represents costs related to our multi-year business process transformation program, which includes the implementation of a new ERP system, related digital technology solutions and other related costs. This comprehensive program is a major global and cross-functional company-wide effort, of which the Fiscal Year Alignment is a part, that we believe will transform how we work across our business and contribute to all of our strategic priorities. Due to the nature, scope and magnitude of this investment, these costs are incremental transformational costs that are far in excess of the historical normal level of spending to support operations and are not expected to recur in the foreseeable future.

30 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended
	March 31,
(MILLIONS OF DOLLARS)	2026	2025
Cost of sales:
Purchase accounting adjustments	$1	$1
Business process transformation program	1	1
Other	1	(1)
Total Cost of sales	3	1

Selling, general and administrative expenses:
Purchase accounting adjustments	2	3
Business process transformation program	4	6
Other	(3)	—
Total Selling, general and administrative expenses	3	9

Research and development expenses:
Purchase accounting adjustments	1	—
Total Research and development expenses	1	—

Amortization of intangible assets:
Purchase accounting adjustments	27	28
Total Amortization of intangible assets	27	28

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	2	—
Employee termination costs	20	—
Total Restructuring charges and certain acquisition and divestiture-related costs	22	—

Other (income)/deductions—net:
Other	1	—
Total Other (income)/deductions—net	1	—

Provision for taxes on income	12	7

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$45	$31
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
Analysis of the condensed consolidated balance sheets
March 31, 2026 vs. December 31, 2025
For a discussion about the changes in Cash and cash equivalents, Short-term borrowings, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Accounts receivable, less allowance for doubtful accounts increased primarily as a result of the timing of net sales in the period, partially offset by the timing of customer payments.
Other current assets increased primarily due to higher prepaid expenses, partially offset by a decrease in collateral posted related to derivative contracts.
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
Accrued expenses decreased primarily as a result of a decrease in accrued contract rebates and the timing of interest payments.

31 |

Accrued compensation and related items decreased primarily due to the payments of 2025 annual incentive bonuses, savings plan contributions to eligible employees and payments for sales incentive bonuses, partially offset by the accrual of 2026 annual incentive bonuses, savings plan contributions to eligible employees and sales incentive bonuses.
Other current liabilities increased primarily due to the mark-to-market adjustments of derivative instruments and an increase in deferred revenue.
Other noncurrent liabilities decreased primarily due to the mark-to-market adjustments of derivative instruments.
For an analysis of the changes in Total Equity, see Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders’ Equity.
Analysis of the condensed consolidated statements of cash flows

	Three Months Ended
	March 31,		$
(MILLIONS OF DOLLARS)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$401	$515	$(114)
Investing activities	(87)	(203)	116
Financing activities	(840)	(677)	(163)
Effect of exchange-rate changes on cash and cash equivalents	17	33	(16)
Net decrease in cash and cash equivalents	$(509)	$(332)	$(177)
Operating activities
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Net cash provided by operating activities was $401 million for the three months ended March 31, 2026, compared with $515 million for the three months ended March 31, 2025. The decrease in operating cash flows was primarily attributable to the timing of receipts and payments in the ordinary course of business and higher inventory build-up of certain products, partially offset by higher net income adjusted by non-cash items and the timing of income taxes paid.
Investing activities
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Our net cash used in investing activities was $87 million for the three months ended March 31, 2026, compared with $203 million for the three months ended March 31, 2025. The net cash used in investing activities for the three months ended March 31, 2026 was primarily due to capital expenditures, partially offset by net proceeds from derivative instrument activity. The net cash used in investing activities for the three months ended March 31, 2025 was primarily due to capital expenditures and net payments of derivative instrument activity.
Financing activities
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Our net cash used in financing activities was $840 million for the three months ended March 31, 2026, compared with $677 million for the three months ended March 31, 2025. The net cash used in financing activities for the three months ended March 31, 2026 and 2025 was primarily attributable to the purchase of treasury shares and the payment of dividends.
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
Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	March 31,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
Cash and cash equivalents	$1,941	$2,450
Accounts receivable, net(a)	1,506	1,409
Long-term debt	9,045	9,042
Working capital	4,421	4,600
Ratio of current assets to current liabilities	3.15:1	3.12:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the periods ended March 31, 2026 and December 31, 2025, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.

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
We were in compliance with all financial covenants as of March 31, 2026 and December 31, 2025. There were no amounts drawn under the credit facility as of March 31, 2026 and December 31, 2025.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of March 31, 2026, we had access to $47 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of March 31, 2026 and December 31, 2025.
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

33 |

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
Share repurchase program
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. In connection with the December 18, 2025 private offering of 0.250% convertible senior notes, we purchased approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share, in privately negotiated transactions entered into concurrently with the pricing of the convertible senior notes offering effected with or through one of the initial purchasers or its affiliate. Following the date of the offering, we used $1,535 million of the remaining proceeds from the offering for additional repurchases of common stock which repurchases were completed as of March 31, 2026. As of March 31, 2026, there was $1.8 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of

34 |

management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first three months of 2026, 4.8 million shares were repurchased for $606 million, which excludes a $6 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2026 and December 31, 2025, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
See Note 3. Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects or expected effects on our consolidated financial position, results of operations and cash flows.
Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “forecast,” “objective,” “target,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
In particular, forward-looking statements include statements relating to our future actions, business plans or prospects, prospective products, product approvals or products under development, product and supply chain disruptions, R&D costs, timing and likelihood of success, future operating or financial performance, future results of current and anticipated products and services, strategies, sales efforts, expenses, production efficiencies, production margins, anticipated timing of generic market entries, integration of acquired businesses, anticipated impact or timing of divestitures, interest rates, tax rates, tariffs, changes in tax regimes and laws, impacts of the timing and processing of sales in the International segment, possible impacts of the Fiscal Year Alignment, foreign exchange rates, growth in emerging markets, the outcome of contingencies, such as legal proceedings, plans related to share repurchases and dividends, government regulation, taxes and financial results. These statements are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and are based on assumptions that could prove to be inaccurate. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:
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

35 |

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
•failure to generate sufficient cash to service our substantial indebtedness; and
•the other factors set forth under “Risk Factors” in Item 1A. of Part I of our 2025 Annual Report on Form 10-K and Item 1A. of Part II in this Form 10-Q.
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
For a complete discussion of our exposure to interest rate and foreign exchange risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the information discussed therein.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation as of March 31, 2026, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently in the process of a multi-year implementation to update our ERP system to a new fully cloud-based system that will replace our existing system. As the phased implementation occurs, it may result in changes to our processes and procedures which may result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.

36 |

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I— Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the "Our operating environment" and "Forward-looking statements and factors that may affect future results" sections of the MD&A and in Part I, Item 1A. "Risk Factors," of our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. There have been no material changes from the risk factors disclosed in our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of March 31, 2026, there was $1.8 billion remaining under this authorization. The program does not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act, through repurchase agreements established with several brokers.
In connection with the December 18, 2025 private offering of 0.250% convertible senior notes, we used $248 million of the net proceeds from the offering to purchase approximately 2.1 million shares of Zoetis’ common stock. Following the date of the offering, we used the remaining $1,535 million of net proceeds for additional repurchases of common stock, which were completed as of March 31, 2026.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
March 31, 2026:

	Issuer Purchases of Equity Securities(a)
	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2026	2,622,327	$125.96	2,621,747	$2,096,787,887
February 1 - February 28, 2026	1,089,066	$127.11	972,319	$1,973,222,695
March 1 - March 31, 2026	1,239,514	$121.40	1,239,070	$1,822,468,737
	4,950,907	$125.07	4,833,136	$1,822,468,737
(a)    Amounts exclude the impact of excise tax on net share repurchases.
(b)     The company repurchased 117,771 shares during the three-month period ended March 31, 2026 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

37 |

Item 6.    Exhibits

Exhibit 18	Preferability Letter of KPMG LLC, dated May 7, 2026, relating to Change in Accounting Principle*
Exhibit 31.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 31.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
Exhibit 32.1	Chief Executive Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
Exhibit 32.2	Chief Financial Officer–Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
EX-101.INS	Inline XBRL INSTANCE DOCUMENT
EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

38 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

May 7, 2026	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

May 7, 2026	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

39 |