Form 10-Q
period 2026-06-30
Zoetis Inc.
filed 2026-08-06
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2026, there were 413,223,602 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2026	2025(a)	2026	2025(a)
Revenue	$2,468	$2,474	$4,730	$4,672
Costs and expenses:
Cost of sales	673	664	1,314	1,282
Selling, general and administrative expenses	592	614	1,180	1,188
Research and development expenses	173	166	353	328
Amortization of intangible assets	31	33	62	65
Restructuring charges and certain acquisition and divestiture-related costs	77	30	99	30
Interest expense, net of capitalized interest	61	53	123	107
Other (income)/deductions—net	(5)	2	(25)	(13)
Income before provision for taxes on income	866	912	1,624	1,685
Provision for taxes on income	175	186	332	357
Net income before allocation to noncontrolling interests	691	726	1,292	1,328
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to Zoetis Inc.	$691	$726	$1,292	$1,328
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.65	$1.63	$3.08	$2.98
Diluted	$1.65	$1.63	$3.08	$2.97
Weighted-average common shares outstanding:
Basic	417.6	445.1	419.9	446.3
Diluted	417.7	445.5	420.1	446.7
Dividends declared per common share	$0.530	$0.500	$1.060	$1.000
(a)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025(a)	2026	2025(a)
Net income before allocation to noncontrolling interests	$691	$726	$1,292	$1,328
Other comprehensive (loss)/income, net of tax(b):
Unrealized losses on derivatives for cash flow hedges, net of tax of $0 and $(1) for the three months ended June 30, 2026 and 2025, respectively and $(1) and $(5) for the six months ended June 30, 2026 and 2025, respectively	(2)	(4)	(4)	(17)
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $2 and $(21) for the three months ended June 30, 2026 and 2025, respectively and $6 and $(31) for the six months ended June 30, 2026 and 2025, respectively	6	(74)	20	(107)
Foreign currency translation adjustments	(28)	182	(8)	314
Benefit plans: Actuarial gains, net of tax of $0 for the three and six months ended June 30, 2026 and 2025	—	—	—	2
Total other comprehensive (loss)/income, net of tax	(24)	104	8	192
Comprehensive income before allocation to noncontrolling interests	667	830	1,300	1,520
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Zoetis Inc.	$667	$830	$1,300	$1,520
(a)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
(b)    Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	2026	2025(a)
Assets
Cash and cash equivalents(b)	$1,476	$2,450
Short-term investments	200	—
Accounts receivable, less allowance for doubtful accounts of $14 in 2026 and $17 in 2025	1,571	1,409
Inventories	2,574	2,464
Other current assets	535	450
Total current assets	6,356	6,773
Property, plant and equipment, less accumulated depreciation of $3,066 in 2026 and $2,935 in 2025	3,756	3,693
Operating lease right-of-use assets	275	289
Goodwill	2,771	2,774
Identifiable intangible assets, less accumulated amortization	918	998
Noncurrent deferred tax assets	617	636
Other noncurrent assets	384	327
Total assets	$15,077	$15,490

Liabilities and Equity
Accounts payable	$452	$445
Dividends payable	221	232
Accrued expenses	856	841
Accrued compensation and related items	269	401
Income taxes payable	138	145
Other current liabilities	125	109
Total current liabilities	2,061	2,173
Long-term debt, net of discount and issuance costs	9,048	9,042
Noncurrent deferred tax liabilities	122	137
Operating lease liabilities	190	197
Other taxes payable	288	276
Other noncurrent liabilities	220	250
Total liabilities	11,929	12,075
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 414,154,046 and 424,927,535 shares outstanding at June 30, 2026, and December 31, 2025, respectively	5	5
Treasury stock, at cost, 87,737,197 and 76,963,708 shares of common stock at June 30, 2026 and December 31, 2025, respectively	(11,845)	(10,685)
Additional paid-in capital	1,131	1,101
Retained earnings	14,653	13,798
Accumulated other comprehensive loss	(796)	(804)
Total Zoetis Inc. equity	3,148	3,415
Equity attributable to noncontrolling interests	—	—
Total equity	3,148	3,415
Total liabilities and equity	$15,077	$15,490
(a)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
(b)    As of June 30, 2026 and December 31, 2025, includes $3 million and $2 million of restricted cash, respectively.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended June 30, 2026
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2026	501.9	$5	81.5	$(11,288)	$1,105	$14,183	$(772)	$—	$3,233
Net income	—	—	—	—	—	691	—	—	691
Other comprehensive loss	—	—	—	—	—	—	(24)	—	(24)
Share-based compensation awards(a)	—	—	—	1	26	(1)	—	—	26
Treasury stock acquired(b)	—	—	6.2	(558)	—	—	—	—	(558)
Dividends declared	—	—	—	—	—	(220)	—	—	(220)
Balance, June 30, 2026	501.9	$5	87.7	$(11,845)	$1,131	$14,653	$(796)	$—	$3,148

Three months ended June 30, 2025(c)
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 31, 2025(c)	501.9	$5	55.8	$(7,888)	$1,180	$12,490	$(922)	$—	$4,865
Net income	—	—	—	—	—	726	—	—	726
Other comprehensive income	—	—	—	—	—	—	104	—	104
Share-based compensation awards(a)	—	—	—	3	23	—	—	—	26
Treasury stock acquired(b)	—	—	2.1	(341)	—	—	—	—	(341)
Dividends declared	—	—	—	—	—	(221)	—	—	(221)
Balance, June 30, 2025(c)	501.9	$5	57.9	$(8,226)	$1,203	$12,995	$(818)	$—	$5,159

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
(c)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED) - Continued

Six months ended June 30, 2026
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2025(a)	501.9	$5	77.0	$(10,685)	$1,101	$13,798	$(804)	$—	$3,415
Net income	—	—	—	—	—	1,292	—	—	1,292
Other comprehensive income	—	—	—	—	—	—	8	—	8
Share-based compensation awards(b)	—	—	(0.3)	10	30	(1)	—	—	39
Treasury stock acquired(c)	—	—	11.0	(1,170)	—	—	—	—	(1,170)
Dividends declared	—	—	—	—	—	(436)	—	—	(436)
Balance, June 30, 2026	501.9	$5	87.7	$(11,845)	$1,131	$14,653	$(796)	$—	$3,148

Six months ended June 30, 2025(a)
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2024(a)	501.9	$5	53.4	$(7,445)	$1,182	$12,112	$(1,010)	$—	$4,844
Net income	—	—	—	—	—	1,328	—	—	1,328
Other comprehensive income	—	—	—	—	—	—	192	—	192
Share-based compensation awards(b)	—	—	(0.3)	7	21	—	—	—	28
Treasury stock acquired(c)	—	—	4.8	(788)	—	—	—	—	(788)
Dividends declared	—	—	—	—	—	(445)	—	—	(445)
Balance, June 30, 2025(a)	501.9	$5	57.9	$(8,226)	$1,203	$12,995	$(818)	$—	$5,159

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(MILLIONS OF DOLLARS)	2026	2025(a)
Operating Activities
Net income before allocation to noncontrolling interests	$1,292	$1,328
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	238	243
Share-based compensation expense	51	39
Asset write-offs and asset impairments	—	33
Net loss on sale of business, excluding transaction costs	—	3
Net gain on sale of assets	(7)	—
Provision for losses on inventory	26	35
Deferred taxes	1	12
Other non-cash adjustments	(2)	(2)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(172)	(152)
Inventories	(137)	(167)
Other assets	(158)	(181)
Accounts payable	9	15
Other liabilities	(92)	(61)
Other tax accounts, net	7	(25)
Net cash provided by operating activities	1,056	1,120
Investing Activities
Capital expenditures	(227)	(324)
Acquisitions, net of cash acquired	—	(10)
Purchase of investments	(208)	(3)
Proceeds from/(payments of) derivative instrument activity, net	36	(76)
Proceeds from sale of business, net of cash sold and working capital adjustments	—	(4)
Net proceeds from sale of assets	11	—
Other investing activities	1	2
Net cash used in investing activities	(387)	(415)
Financing Activities
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(12)	(12)
Purchases of treasury stock, including excise taxes paid	(1,190)	(781)
Cash dividends paid	(447)	(447)
Other financing activities	(4)	(1)
Net cash used in financing activities	(1,653)	(1,241)
Effect of exchange-rate changes on cash and cash equivalents	10	54
Net decrease in cash and cash equivalents	(974)	(482)
Cash and cash equivalents at beginning of period	2,450	2,114
Cash and cash equivalents at end of period	$1,476	$1,632
Supplemental cash flow information
Cash paid during the period for:
Income taxes(b)	$430	$472
Interest, net of capitalized interest	148	137
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	36	34
Financing cash flows - finance leases	—	2
Non-cash transactions:
Capital expenditures	2	3
Excise tax accrued on net share repurchases, not paid	11	7
Lease obligations obtained in exchange for right-of-use assets - operating	17	58
Lease obligations obtained in exchange for right-of-use assets - finance	—	1
Dividends declared, not paid	221	222
(a)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
(b)     For the six months ended June 30, 2025, includes $88 million related to the purchase of transferable federal tax credits.
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
Prior to fiscal 2026, our consolidated financial statements, which have a year-end of December 31, have reflected results of subsidiaries operating outside the U.S. on a one-month financial reporting lag with a year-end of November 30. Effective January 1, 2026, we eliminated the one-month financial reporting lag for our subsidiaries operating outside of the U.S. and adjusted their year-end to December 31 (the “Fiscal Year Alignment”). The elimination of this financial reporting lag represented a change in accounting principle which the company considers preferable because it provides investors with more timely access to financial information about these subsidiaries. This change in accounting principle was applied retrospectively to all periods prior to January 1, 2026. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, the Condensed Consolidated Balance Sheet as of December 31, 2025 and the related Notes to Condensed Consolidated Financial Statements have been recast to reflect this change in accounting principle. In addition, we plan to recast the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and the consolidated financial statements as of and for the twelve months ended December 31, 2025 and 2024 when they are presented as comparatives in future financial statements.
The following table presents a summary of the changes to the quarterly results:

	Three months ended June 30, 2025			Six months ended June 30, 2025
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	As previously reported	Increase/ (decrease)	As recast	As previously reported	Increase/ (decrease)	As recast
Revenue	$2,460	$14	$2,474	$4,680	$(8)	$4,672
Income before provision for taxes on income	$902	$10	$912	$1,712	$(27)	$1,685
Provision for taxes on income	$184	$2	$186	$363	$(6)	$357
Net income attributable to Zoetis Inc.	$718	$8	$726	$1,349	$(21)	$1,328
Earnings per share - Basic	$1.61	$0.02	$1.63	$3.02	$(0.04)	$2.98
Earnings per share - Diluted	$1.61	$0.02	$1.63	$3.02	$(0.05)	$2.97
The following table presents a summary of the changes to total assets, liabilities and equity:

(MILLIONS OF DOLLARS)	As previously reported	Increase/ (decrease)	As recast
Total assets as of December 31, 2025	$15,467	$23	$15,490
Total liabilities as of December 31, 2025	$12,136	$(61)	$12,075
Total equity as of January 1, 2025	$4,770	$74	$4,844
Total equity as of December 31, 2025	$3,331	$84	$3,415
7 |

The following table presents a summary of the changes to the results of the Condensed Consolidated Statement of Cash Flows:

	Six months ended June 30, 2025
(MILLIONS OF DOLLARS)	As previously reported	Increase/ (decrease)	As recast
Net cash provided by operating activities	$1,073	$47	$1,120
Net cash used in investing activities	$(422)	$7	$(415)
Net cash used in financing activities	$(1,241)	$—	$(1,241)
Certain reclassifications of other prior year information have been made to conform to the current year presentation.
3. Accounting Standards
Recently Issued Accounting Standards
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this update provide recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this ASU should be applied on a retrospective basis. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The guidance amendments remove all references to a prescriptive and sequential software development method, also referred to as “project stages” throughout Subtopic 350-40, and specify new requirements for determining when to begin capitalization of capitalizable project costs. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
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
4. Revenue
A. Revenue from Product Sales
We offer a diversified portfolio of products which allows us to capitalize on local and regional customer needs. Generally, our products are promoted to veterinarians and livestock producers by our sales organization which includes sales representatives and technical and veterinary operations specialists, and then sold directly by us or through distributors, retailers or e-commerce outlets. The depth of our product portfolio enables us to address the varying needs of customers in different species and geographies. A majority of our top-selling product lines are distributed across both of our operating segments, leveraging our research and development (R&D) operations and manufacturing and supply chain network.
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

8 |

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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
United States	$1,266	$1,356	$2,356	$2,539
Australia	94	83	183	162
Brazil	103	93	193	174
Canada	72	71	145	141
Chile	34	34	72	69
China	62	67	125	122
France	40	42	77	81
Germany	69	57	128	112
Italy	40	37	79	67
Japan	41	43	76	75
Mexico	47	39	95	74
Spain	43	40	83	69
United Kingdom	72	81	150	155
Other developed markets	187	175	356	308
Other emerging markets	269	223	560	461
	2,439	2,441	4,678	4,609
Contract manufacturing & human health	29	33	52	63
Total Revenue	$2,468	$2,474	$4,730	$4,672

9 |

Revenue by major species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
U.S.
Companion animal	$1,044	$1,176	$1,909	$2,149
Livestock	222	180	447	390
	1,266	1,356	2,356	2,539
International
Companion animal	664	614	1,318	1,182
Livestock	509	471	1,004	888
	1,173	1,085	2,322	2,070
Total
Companion animal	1,708	1,790	3,227	3,331
Livestock	731	651	1,451	1,278
Contract manufacturing & human health	29	33	52	63
Total Revenue	$2,468	$2,474	$4,730	$4,672
Revenue by species

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Companion Animal:
Dogs and Cats	$1,634	$1,719	$3,077	$3,196
Horses	74	71	150	135
	1,708	1,790	3,227	3,331
Livestock:
Cattle	390	323	782	664
Swine	117	118	240	223
Poultry	115	104	233	210
Fish	83	81	149	136
Sheep and other	26	25	47	45
	731	651	1,451	1,278
Contract manufacturing & human health	29	33	52	63
Total Revenue	$2,468	$2,474	$4,730	$4,672
Revenue by major product category

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Parasiticides	$698	$660	$1,284	$1,232
Vaccines	521	510	1,040	949
Dermatology	398	473	747	852
Anti-infectives	244	222	485	460
Pain and sedation	217	223	420	430
Other pharmaceutical	168	175	326	333
Animal health diagnostics	123	110	240	214
Other non-pharmaceutical	70	68	136	139
	2,439	2,441	4,678	4,609
Contract manufacturing & human health	29	33	52	63
Total Revenue	$2,468	$2,474	$4,730	$4,672
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of December 31, 2025 and 2024, and subsequently recognized as revenue during each of the first six months of 2026 and 2025 were $11 million and $5 million, respectively. Contract liabilities as of June 30, 2026 and December 31, 2025 were $21 million and $16 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2026 is not material.

10 |

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
The components of costs incurred in connection with restructuring initiatives, acquisitions, divestitures and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	$2	$1	$4	$1
Restructuring charges, net(a):
Employee termination costs, net	74	5	94	5
Asset impairment charges	—	22	—	22
Exit costs	1	2	1	2
Total Restructuring charges and certain acquisition and divestiture-related costs	$77	$30	$99	$30
(a)    Restructuring charges for the three and six months ended June 30, 2026 were primarily driven by employee termination costs under a comprehensive cost and productivity program, with the six-month period also reflecting employee termination costs from additional organizational structure refinements.
Restructuring charges for the three and six months ended June 30, 2025 primarily consisted of asset impairment charges and employee termination costs related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.
The change in our restructuring accrual is as follows:

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2025(a)	$25
Provision	95
Utilization and other(b)	(25)
Balance, June 30, 2026(a)	$95
(a)    At June 30, 2026 and December 31, 2025, included in Accrued expenses ($93 million and $23 million, respectively) and Other noncurrent liabilities ($2 million).
(b)     Includes adjustments for foreign currency translation.

11 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Interest income	$(16)	$(20)	$(37)	$(42)
Identifiable intangible asset impairment charges(a)	—	5	—	5
Net gain on sale of assets	(1)	—	(7)	—
Net loss on sale of business(b)	—	3	—	3
Foreign currency loss(c)	10	13	16	23
Other, net	2	1	3	(2)
Other (income)/deductions—net	$(5)	$2	$(25)	$(13)
(a)    For the three and six months ended June 30, 2025, represents asset impairment charges related to our aquaculture business.
(b)    Represents a net loss related to the sale of our medicated feed additive product portfolio, certain water soluble products and related assets sold in 2024.
(c)    Primarily driven by costs related to hedging and exposures to certain emerging and developed market currencies.
8. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA did not have a material impact on our financial results in 2025 or in 2026 to date, including the effect on our effective tax rate and deferred tax assets and liabilities, and we do not expect it to have a material impact on the remainder of 2026 and future periods.
A. Taxes on Income
Our effective tax rate was 20.2% and 20.4% for the three months ended June 30, 2026 and 2025, respectively. The lower effective tax rate for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was primarily attributable to lower net discrete tax expenses, partially offset by a less favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
Our effective tax rate was 20.4% and 21.2% for the six months ended June 30, 2026 and 2025, respectively. The lower effective tax rate for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions) and lower net discrete tax expenses.
In 2024, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which, under then-applicable law, qualified as foreign-derived intangible income and, under OBBBA, now qualifies as foreign-derived deduction eligible income; however, this income tax benefit was deferred to 2025 and 2026. A portion of this benefit was recognized during the three and six months ended June 30, 2026 and 2025. The remaining deferred benefit is included in Other current assets on our Condensed Consolidated Balance Sheets as of June 30, 2026 in the amount of $10 million.
B. Deferred Taxes
As of June 30, 2026, the total net deferred income tax asset of $495 million is included in Noncurrent deferred tax assets ($617 million) and Noncurrent deferred tax liabilities ($122 million).
As of December 31, 2025, the total net deferred income tax asset of $499 million is included in Noncurrent deferred tax assets ($636 million) and Noncurrent deferred tax liabilities ($137 million).
C. Tax Contingencies
Uncertain Tax Positions
As of June 30, 2026, the net tax liabilities associated with uncertain tax positions of $226 million (exclusive of interest and penalties related to uncertain tax positions of $60 million) are included in Other taxes payable.
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

12 |

administrative and legal proceedings, and as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.
Status of Tax Audits and Potential Impact on Accrual for Uncertain Tax Positions
We are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 and 2018. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report (RAR) for the adjustments identified in the NOPA and a protest was filed with the IRS on November 15, 2024. As of June 30, 2026, the additional tax liability, based on the income adjustment proposed by the IRS under the RAR, is approximately $450 million, excluding interest and penalties. This matter is currently under appeal with the IRS.
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
We were in compliance with all financial covenants as of June 30, 2026 and December 31, 2025. There were no amounts drawn under the credit facility as of June 30, 2026 and December 31, 2025.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2026, we had access to $46 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of June 30, 2026 and December 31, 2025.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of June 30, 2026 and December 31, 2025, there was no commercial paper outstanding under this program.
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
The net proceeds from the offering were $1,970 million, after deducting the initial purchasers’ discounts and expenses of $30 million. We used the net proceeds from the offering as follows: (i) $187 million to fund the cost of entering into the capped call transactions described below, (ii) $248 million to purchase approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share (the “common stock”), in privately negotiated transactions entered into concurrently with the pricing of the offering effected with or through one of the initial purchasers or its affiliate and (iii) the remaining $1,535 million for additional repurchases of 12.3 million shares of common stock following the date of the offering, which repurchases were completed as of March 31, 2026.
In connection with the issuance of the convertible senior notes, we also entered into privately negotiated capped call transactions with certain

13 |

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
The components of our long-term debt are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
3.000% 2017 senior notes due 2027	$750	$750
3.900% 2018 senior notes due 2028	500	500
4.150% 2025 senior notes due 2028	850	850
0.250% 2025 convertible senior notes due 2029	2,000	2,000
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
5.000% 2025 senior notes due 2035	1,000	1,000
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	9,150	9,150
Unamortized debt discount / debt issuance costs	(85)	(93)
Cumulative fair value adjustment for interest rate swap contracts	(17)	(15)
Long-term debt, net of discount and issuance costs	$9,048	$9,042
The fair value of our long-term debt was $8,456 million and $8,842 million as of June 30, 2026 and December 31, 2025, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).

14 |

The following table provides the principal amount of debt outstanding, as of June 30, 2026, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2026	2027	2028	2029	2030	2030	Total
Maturities	$—	$750	$1,350	$2,000	$750	$4,300	$9,150
Interest Expense
Interest expense, net of capitalized interest, was $61 million and $123 million for the three and six months ended June 30, 2026, respectively and $53 million and $107 million for the three and six months ended June 30, 2025, respectively. Capitalized interest expense was $9 million and $19 million for the three and six months ended June 30, 2026, respectively and $11 million and $22 million for the three and six months ended June 30, 2025, respectively.
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
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of June 30, 2026, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three and six months ended June 30, 2026 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.

15 |

Outstanding Positions
The aggregate notional amount of derivative instruments are as follows:

	Notional
	June 30,	December 31,
(MILLIONS)	2026	2025
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$2,231	$2,198

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	1,025	925
Danish krone	400	400
Swiss franc	35	—

Fixed-to-floating interest rate swap contracts	$250	$250
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		June 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2026	2025
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$9	$8
Foreign currency forward-exchange contracts	Other current liabilities	(25)	(9)
Foreign currency forward-exchange contracts	Other noncurrent liabilities	(1)	—
Total derivatives not designated as hedging instruments		$(17)	$(1)

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments	Other current assets	$10	$6
Foreign exchange derivative instruments	Other noncurrent assets	3	—
Foreign exchange derivative instruments	Other current liabilities	(21)	(25)
Foreign exchange derivative instruments	Other noncurrent liabilities	(16)	(39)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(17)	(16)
Total derivatives designated as hedging instruments		(41)	(74)
Total derivatives		$(58)	$(75)
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At June 30, 2026, there was no collateral received and $36 million posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2025, there was no collateral received and $70 million posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net (losses)/gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Foreign currency forward-exchange contracts	$(22)	$28	$(13)	$58
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

16 |

The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Forward-starting interest rate swap contracts	$—	$(2)	$—	$(13)
Foreign exchange derivative instruments	$6	$(74)	$20	$(107)
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Foreign exchange derivative instruments	$6	$5	$11	$10
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Inventories
The components of inventory are as follows:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
Finished goods	$1,147	$1,094
Work-in-process	1,069	991
Raw materials and supplies	358	379
Inventories	$2,574	$2,464
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2025	$1,515	$1,259	$2,774
Other(a)	—	(3)	(3)
Balance, June 30, 2026	$1,515	$1,256	$2,771
(a)     Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,307 million and $3,310 million as of June 30, 2026 and December 31, 2025, respectively. Accumulated goodwill impairment losses were $536 million as of June 30, 2026 and December 31, 2025.
B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2026			As of December 31, 2025
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,932	$(1,410)	$522	$1,940	$(1,352)	$588
Brands and tradenames	362	(256)	106	362	(251)	111
Other	292	(216)	76	293	(211)	82
Total finite-lived intangible assets	2,586	(1,882)	704	2,595	(1,814)	781
Indefinite-lived intangible assets:
Brands and tradenames	67	—	67	67	—	67
In-process research and development	141	—	141	144	—	144
Product rights	6	—	6	6	—	6
Total indefinite-lived intangible assets	214	—	214	217	—	217
Identifiable intangible assets	$2,800	$(1,882)	$918	$2,812	$(1,814)	$998

17 |

C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $38 million and $77 million for the three and six months ended June 30, 2026, respectively and $40 million and $80 million for the three and six months ended June 30, 2025, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Stock options / stock appreciation rights	$4	$3	$8	$6
RSUs / DSUs	19	13	35	24
PSUs	3	6	8	9
Share-based compensation expense—total(a)	$26	$22	$51	$39
(a)    For the three and six months ended June 30, 2026 and 2025, we capitalized less than $1 million of share-based compensation expense to inventory.
During the six months ended June 30, 2026, the company granted 437,889 stock options with a weighted-average exercise price of $129.13 per stock option and a weighted-average fair value of $32.64 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.64%; expected dividend yield of 1.63%; expected stock price volatility of 28.81%; and expected term of 4.4 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2026, the company granted 830,588 RSUs with a weighted-average grant date fair value of $127.96 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the six months ended June 30, 2026, the company granted 183,488 PSUs with a weighted-average grant date fair value of $156.44 per PSU. Beginning in 2025, the units underlying the PSUs will be earned and vested over a three-year performance period in two tranches, each subject to an independent achievement condition: (1) a market condition comprising the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 Health Care index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR); and (2) a performance condition comprising a three-year average annual operational revenue growth metric (average PSU operational revenue growth). PSUs that are earned and vested based upon a market condition are accounted for at fair-value using a Monte Carlo simulation model and PSUs that are earned and vested based upon a performance condition are accounted for at fair-value using the closing price of Zoetis common stock on the date of grant. The Monte Carlo weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 Health Care index companies, which were 26.3% and 30.7%, respectively. Depending on the company’s Relative TSR performance and the average PSU operational revenue growth at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate. PSU amortization for units that are earned and vested based upon the average PSU operational revenue growth is adjusted for subsequent changes in the expected outcome of the performance-related condition.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of June 30, 2026, there was $1.3 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.

18 |

Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains/(Losses)	Loss
Balance, December 31, 2025	$70	$(39)	$(838)	$3	$(804)
Other comprehensive (loss)/income, net of tax	(4)	20	(8)	—	8
Balance, June 30, 2026	$66	$(19)	$(846)	$3	$(796)

Balance, December 31, 2024	$89	$62	$(1,160)	$(1)	$(1,010)
Other comprehensive (loss)/income, net of tax	(17)	(107)	314	2	192
Balance, June 30, 2025	$72	$(45)	$(846)	$1	$(818)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	June 30,		June 30,
	2026	2025	2026	2025
Numerator
Net income before allocation to noncontrolling interests	$691	$726	$1,292	$1,328
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to Zoetis Inc.	$691	$726	$1,292	$1,328
Denominator
Weighted-average common shares outstanding	417.6	445.1	419.9	446.3
Common stock equivalents: stock options, RSUs, PSUs and DSUs	0.1	0.4	0.2	0.4
Weighted-average common and potential dilutive shares outstanding	417.7	445.5	420.1	446.7
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.65	$1.63	$3.08	$2.98
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.65	$1.63	$3.08	$2.97
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three and six months ended June 30, 2026 and 2025.
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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Phase II testing began the week of October 14, 2024, and the parties, the Prosecutor’s Office, the Municipality, and their technical teams have been collaborating to evaluate options for waste removal and disposal. A formal Phase II report was submitted to the Prosecutor’s Office in May 2025 outlining potential alternatives. On June 12, 2026, the Prosecutor’s Office issued an order acknowledging the plan’s overall adequacy and requesting additional implementation information from the defendants. The defendants have requested a meeting with the Prosecutor to discuss next steps..
Securities Class Action and Related Derivative Matters
On May 27, 2026, a securities class action complaint was filed in federal court in New York against the company and certain of the company’s officers. (City of Ann Arbor Retiree Health Care Benefit Plan & Trust v. Zoetis Inc., et al., Case No. 1:26-cv-04401 (S.D.N.Y.)) The complaint was filed by a company shareholder on behalf of a proposed class of shareholders who purchased or otherwise acquired common stock from January 14, 2025, through May 6, 2026. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Exchange Act Rule 10b-5 based on allegedly false or misleading statements regarding, among other things, the safety, competitive positioning, and market share of the company’s Companion Animal products, including Librela®, Simparica Trio®, Apoquel®, and Cytopoint®. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. The lawsuit is in the early stages and the company and named officers have not yet responded to the complaint. The company and the named officers believe they have substantial defenses and intend to defend the lawsuit vigorously.
In June 2026, several related shareholder derivative actions were also filed against the company as a nominal defendant and certain of the company’s current and former officers and directors. The complaints assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, and violations of Sections 10(b), 14(a), 20(a) and 21D of the Exchange Act, in connection with factual assertions similar to those in the securities class action complaint described above. The complaints seek to recover for the company damages allegedly sustained as a result of the acts and omissions of the named officers and directors, disgorgement of profits, and orders directing the company to reform and improve its corporate governance. Three cases have been consolidated in the U.S. District Court for the

20 |

Southern District of New York under the caption In re Zoetis Inc. Stockholder Derivative Litigation and docket number 1:26-cv-04709, and two have been consolidated in the U.S. District Court for the District of New Jersey under the caption In re Zoetis Inc. Shareholder Derivative Litigation and docket number 2:26-cv-07479. The derivative cases are in early stages and the company and the named directors and officers have not yet responded to the complaints.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2026, recorded amounts for the estimated fair value of these indemnifications were not material.
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

21 |

Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
U.S.
Revenue	$1,266	$1,356
Cost of sales	214	208
Gross profit	1,052	1,148
Gross margin	83.1%	84.7%
Operating expenses(b)	215	218
Other (income)/deductions-net	—	—
U.S. Earnings	837	930	$24	$22

International
Revenue(c)	1,173	1,085
Cost of sales	340	321
Gross profit	833	764
Gross margin	71.0%	70.4%
Operating expenses(b)	172	171
Other (income)/deductions-net	—	1
International Earnings	661	592	25	26

Total operating segments	1,498	1,522	49	48

Other business activities	(135)	(129)	13	13
Reconciling Items:
Corporate	(315)	(324)	26	29
Purchase accounting adjustments	(30)	(33)	30	33
Acquisition and divestiture-related costs	(2)	(1)	—	—
Certain significant items	(81)	(48)	—	—
Other unallocated	(69)	(75)	1	1
Total Earnings(d)	$866	$912	$119	$124
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, advertising and promotions, other marketing expenses, and freight and logistics costs.
(c)    Revenue denominated in euros was $282 million and $255 million for the three months ended June 30, 2026 and 2025, respectively.
(d)    Defined as income before provision for taxes on income.

22 |

	Earnings		Depreciation and Amortization(a)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
U.S.
Revenue	$2,356	$2,539
Cost of sales	408	407
Gross profit	1,948	2,132
Gross margin	82.7%	84.0%
Operating expenses(b)	414	423
Other (income)/deductions-net	—	—
U.S. Earnings	1,534	1,709	$47	$45

International
Revenue(c)	2,322	2,070
Cost of sales	674	616
Gross profit	1,648	1,454
Gross margin	71.0%	70.2%
Operating expenses(b)	347	334
Other (income)/deductions-net	1	1
International Earnings	1,300	1,119	51	49

Total operating segments	2,834	2,828	98	94

Other business activities	(276)	(262)	26	24
Reconciling Items:
Corporate	(630)	(602)	51	58
Purchase accounting adjustments	(58)	(65)	61	65
Acquisition and divestiture-related costs	(4)	(1)	—	—
Certain significant items	(108)	(54)	—	—
Other unallocated	(134)	(159)	2	2
Total Earnings(d)	$1,624	$1,685	$238	$243
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, advertising and promotions, other marketing expenses, and freight and logistics costs.
(c)    Revenue denominated in euros was $545 million and $480 million for the six months ended June 30, 2026 and 2025, respectively.
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
A summary of our 2026 performance compared with the comparable 2025 periods follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025(a)	Total	Exchange	Operational(b)
Revenue	$2,468	$2,474	—	2	(2)
Net income attributable to Zoetis	691	726	(5)	1	(6)
Adjusted net income(b)	781	791	(1)	1	(2)

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025(a)	Total	Exchange	Operational(b)
Revenue	$4,730	$4,672	1	2	(1)
Net income attributable to Zoetis	1,292	1,328	(3)	1	(4)
Adjusted net income(b)	1,427	1,424	—	1	(1)
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

24 |

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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the six months ended June 30, 2026, approximately 46% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the six months ended June 30, 2026, approximately 54% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was favorably impacted by approximately 2% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
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

25 |

connection with our multi-year process to transition our enterprise resource planning (ERP) system, effective January 1, 2026, we eliminated the one-month financial reporting lag by our International Subsidiaries and adjusted their year-end to December 31 (the “Fiscal Year Alignment”).
The elimination of this financial reporting lag represented a change in accounting principle which the company considers preferable because it provides investors more timely access to financial information about these subsidiaries. This change in accounting principle was applied retrospectively to all periods since January 1, 2024. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, the Condensed Consolidated Balance Sheet as of December 31, 2025 and the related Notes to Condensed Consolidated Financial Statements have been recast to reflect this change in accounting principle. In addition, we plan to recast the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and the consolidated financial statements as of and for the twelve months ended December 31, 2025 and 2024 when they are presented as comparatives in future financial statements.
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
The operational changes in connection with the Fiscal Year Alignment to date included a shift implemented in the first quarter of 2026 to the timing of annual price increases in certain International Subsidiaries so that the price increase and anticipated customer buying preceding the price increase would occur in the same calendar year. In addition, processing of certain customer orders from December 2025 was delayed to the first quarter of 2026.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Revenue	$2,468	$2,474	—	$4,730	$4,672	1
Costs and expenses:
Cost of sales	673	664	1	1,314	1,282	2
% of revenue	27.3%	26.8%		27.8%	27.4%
Selling, general and administrative expenses	592	614	(4)	1,180	1,188	(1)
% of revenue	24%	25%		25%	25%
Research and development expenses	173	166	4	353	328	8
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	31	33	(6)	62	65	(5)
Restructuring charges and certain acquisition and divestiture-related costs	77	30	*	99	30	*
Interest expense, net of capitalized interest	61	53	15	123	107	15
Other (income)/deductions—net	(5)	2	*	(25)	(13)	92
Income before provision for taxes on income	866	912	(5)	1,624	1,685	(4)
% of revenue	35%	37%		34%	36%
Provision for taxes on income	175	186	(6)	332	357	(7)
Effective tax rate	20.2%	20.4%		20.4%	21.2%
Net income before allocation to noncontrolling interests	691	726	(5)	1,292	1,328	(3)
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to Zoetis	$691	$726	(5)	$1,292	$1,328	(3)
% of revenue	28%	29%		27%	28%
*    Calculation not meaningful
Revenue
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Total revenue decreased by $6 million, which was relatively flat, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, a decrease of $41 million, or 2%, on an operational basis. The decrease in operational revenue was primarily due to the following:
•volume decrease from key franchises of approximately 3%; and
•volume decrease related to the impact of the divestiture of our medicated feed additive portfolio, certain water soluble products and related assets (MFA divestiture) of approximately 1%, partially offset by:
•volume growth from other in-line products of approximately 2%.
Foreign exchange favorably impacted total revenue by approximately $35 million, or 2%.

26 |

Six months ended June 30, 2026 vs. six months ended June 30, 2025
Total revenue increased by $58 million, or 1%, in the six months ended June 30, 2026, compared with the six months ended June 30, 2025, a decrease of $53 million, or 1%, on an operational basis. The decrease in operational revenue was primarily due to the following:
•volume decrease from key franchises of approximately 3%,
partially offset by:
•price growth of approximately 1%; and
•volume growth from other in-line products of approximately 1%.
Foreign exchange favorably impacted total revenue by approximately $111 million, or 2%.
Costs and Expenses

Cost of sales
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Cost of sales	$673	$664	1	$1,314	$1,282	2
% of revenue	27.3%	26.8%		27.8%	27.4%
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Cost of sales as a percentage of revenue was 27.3% in the three months ended June 30, 2026, compared with 26.8% in the three months ended June 30, 2025. The increase was primarily a result of:
•unfavorable product mix; and
•unfavorable foreign exchange,
partially offset by:
•favorable manufacturing costs.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Cost of sales as a percentage of revenue was 27.8% in the six months ended June 30, 2026, compared with 27.4% in the six months ended June 30, 2025. The increase was primarily a result of:
•unfavorable product mix; and
•unfavorable foreign exchange,
partially offset by:
•favorable manufacturing and other costs; and
•price increases.

Selling, general and administrative expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Selling, general and administrative expenses	$592	$614	(4)	$1,180	$1,188	(1)
% of revenue	24%	25%		25%	25%
Three months ended June 30, 2026 vs. three months ended June 30, 2025
SG&A expenses decreased by $22 million, or 4%, in the three months ended June 30, 2026, compared with the three months ended June 30, 2025, primarily as a result of:
•lower compensation-related costs;
•lower charitable contributions;
•lower certain significant items; and
•lower depreciation expense,
partially offset by:
•unfavorable foreign exchange; and
•higher professional and consulting expense.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
SG&A expenses decreased by $8 million, or 1%, in the six months ended June 30, 2026, compared with the six months ended June 30, 2025, primarily as a result of:
•lower depreciation expense;
•lower certain significant items; and

27 |

•lower charitable contributions,
partially offset by:
•unfavorable foreign exchange; and
•an increase in professional and consulting expense.

Research and development expenses
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Research and development expenses	$173	$166	4	$353	$328	8
% of revenue	7%	7%		7%	7%
Three months ended June 30, 2026 vs. three months ended June 30, 2025
R&D expenses increased by $7 million, or 4%, in the three months ended June 30, 2026, compared with the three months ended June 30, 2025, primarily as a result of:
•higher spend in project investments; and
•an increase in compensation-related costs to support innovation and portfolio progression.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
R&D expenses increased by $25 million, or 8%, in the six months ended June 30, 2026, compared with the six months ended June 30, 2025, primarily as a result of:
•higher spend in project investments;
•an increase in compensation-related costs to support innovation and portfolio progression; and
•unfavorable foreign exchange.

Amortization of intangible assets
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Amortization of intangible assets	$31	$33	(6)	$62	$65	(5)
Amortization of intangible assets decreased in the three and six months ended June 30, 2026 versus the comparable prior year period primarily due to assets that became fully amortized in the prior year.

Restructuring charges and certain acquisition and divestiture-related costs
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Restructuring charges and certain acquisition and divestiture-related costs	$77	$30	*	$99	$30	*
* Calculation not meaningful
Restructuring charges and certain acquisition and divestiture-related costs in the three and six months ended June 30, 2026 were primarily driven by employee termination costs under a comprehensive cost and productivity program, with the six-month period also reflecting employee termination costs from additional organizational structure refinements.
Restructuring charges and certain acquisition and divestiture-related costs in the three and six months ended June 30, 2025, primarily consisted of asset impairment charges and employee termination costs related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.

Interest expense, net of capitalized interest
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Interest expense, net of capitalized interest	$61	$53	15	$123	$107	15
Interest expense, net of capitalized interest, increased in the three and six months ended June 30, 2026 versus the comparable prior year periods primarily as a result of a higher average debt balance in the current periods.

28 |

Other (income)/deductions—net
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Other (income)/deductions—net	$(5)	$2	*	$(25)	$(13)	92
Three months ended June 30, 2026 vs. three months ended June 30, 2025
The change in Other (income)/deductions—net in the three months ended June 30, 2026 versus the comparable prior year period was primarily as a result of asset impairment charges in the prior year period, partially offset by lower interest income in the current period.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
The change in Other (income)/deductions—net in the six months ended June 30, 2026 versus the comparable prior year period was primarily as a result of lower foreign currency losses and the gain on sale of a distribution facility in the current period, as well as asset impairment charges in the prior year period, partially offset by lower interest income in the current period.

Provision for taxes on income
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Provision for taxes on income	$175	$186	(6)	$332	$357	(7)
Effective tax rate	20.2%	20.4%		20.4%	21.2%
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Our effective tax rate was 20.2% and 20.4% for the three months ended June 30, 2026 and 2025, respectively. The lower effective tax rate for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was primarily attributable to lower discrete tax expenses, partially offset by a less favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Our effective tax rate was 20.4% and 21.2% for the six months ended June 30, 2026 and 2025, respectively. The lower effective tax rate for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions) and lower net discrete tax expenses.

29 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Companion animal	$1,044	$1,176	(11)	—	(11)
Livestock	222	180	23	—	23
	1,266	1,356	(7)	—	(7)
International
Companion animal	664	614	8	3	5
Livestock	509	471	8	4	4
	1,173	1,085	8	3	5
Total
Companion animal	1,708	1,790	(5)	1	(6)
Livestock	731	651	12	2	10
Contract manufacturing & human health	29	33	(12)	1	(13)
	$2,468	$2,474	—	2	(2)

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Companion animal	$1,909	$2,149	(11)	—	(11)
Livestock	447	390	15	—	15
	2,356	2,539	(7)	—	(7)
International
Companion animal	1,318	1,182	12	6	6
Livestock	1,004	888	13	5	8
	2,322	2,070	12	5	7
Total
Companion animal	3,227	3,331	(3)	2	(5)
Livestock	1,451	1,278	14	4	10
Contract manufacturing & human health	52	63	(17)	1	(18)
	$4,730	$4,672	1	2	(1)

30 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Revenue	$1,266	$1,356	(7)	—	(7)
Cost of Sales	214	208	3	—	3
Gross Profit	1,052	1,148	(8)	—	(8)
Gross Margin	83.1%	84.7%
Operating Expenses	215	218	(1)	—	(1)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	837	930	(10)	—	(10)

International
Revenue	1,173	1,085	8	3	5
Cost of Sales	340	321	6	4	2
Gross Profit	833	764	9	3	6
Gross Margin	71.0%	70.4%
Operating Expenses	172	171	1	3	(2)
Other (income)/deductions-net	—	1	*	*	*
International Earnings	661	592	12	4	8

Total operating segments	1,498	1,522	(2)	1	(3)

Other business activities	(135)	(129)	5
Reconciling Items:
Corporate	(315)	(324)	(3)
Purchase accounting adjustments	(30)	(33)	(9)
Acquisition and divestiture-related costs	(2)	(1)	*
Certain significant items	(81)	(48)	69
Other unallocated	(69)	(75)	(8)
Total Earnings	$866	$912	(5)
* Calculation not meaningful

31 |

			% Change
	Six Months Ended			Related to
	June 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Revenue	$2,356	$2,539	(7)	—	(7)
Cost of Sales	408	407	—	—	—
Gross Profit	1,948	2,132	(9)	—	(9)
Gross Margin	82.7%	84.0%
Operating Expenses	414	423	(2)	—	(2)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	1,534	1,709	(10)	—	(10)

International
Revenue	2,322	2,070	12	5	7
Cost of Sales	674	616	9	6	3
Gross Profit	1,648	1,454	13	4	9
Gross Margin	71.0%	70.2%
Operating Expenses	347	334	4	5	(1)
Other (income)/deductions-net	1	1	*	*	*
International Earnings	1,300	1,119	16	5	11

Total operating segments	2,834	2,828	—	2	(2)

Other business activities	(276)	(262)	5
Reconciling Items:
Corporate	(630)	(602)	5
Purchase accounting adjustments	(58)	(65)	(11)
Acquisition and divestiture-related costs	(4)	(1)	*
Certain significant items	(108)	(54)	*
Other unallocated	(134)	(159)	(16)
Total Earnings	$1,624	$1,685	(4)
* Calculation not meaningful

Three months ended June 30, 2026 vs. three months ended June 30, 2025
U.S. operating segment
U.S. segment revenue decreased by $90 million, or 7%, in the three months ended June 30, 2026, compared with the three months ended June 30, 2025, reflecting a decrease of $132 million in companion animal products, partially offset by an increase of $42 million in livestock products.
•Companion animal revenue decreased primarily due to softer end-market demand and an increasingly competitive landscape. The company's key dermatology franchise and Simparica Trio faced heightened competitive pressure and persistent macroeconomic-driven price sensitivity. Also contributing to the decline was the impact of generic competition on Cerenia and Convenia, as well as lower sales of Librela.
•Livestock revenue growth was primarily due to increased demand for our cattle products. Sales of cattle products grew due to improved supply availability and elevated demand in response to the New World screwworm outbreak.
U.S. segment earnings decreased by $93 million, or 10%, in the three months ended June 30, 2026, compared with the three months ended June 30, 2025, primarily due to lower gross profit, partially offset by lower operating expenses.
International operating segment
International segment revenue increased by $88 million, or 8%, in the three months ended June 30, 2026 compared with the three months ended June 30, 2025. Operational revenue increased by $53 million, or 5%, driven by growth of $33 million in companion animal products and $20 million in livestock products.
•Companion animal operational revenue growth was driven primarily by increased sales of our parasiticides portfolio, as well as an increase in demand for small animal diagnostics and our mAb products for pain with the launch of Lenivia® and Portela™, the company's long-acting monoclonal antibody pain products, partially offset by decreased sales of key dermatology products.
•Livestock operational revenue growth was due to increased sales in our cattle and poultry products. Sales of cattle products grew largely due to increased demand and price. Sales of poultry products grew due to increased demand, geographic expansion and price.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by $35 million, or 3%, primarily driven by the Brazilian real, Australian dollar, euro and Mexican peso.

32 |

International segment earnings increased by $69 million, or 12%, in the three months ended June 30, 2026, compared with the three months ended June 30, 2025. Operational earnings increased by $48 million, or 8%, primarily due to higher gross profit.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
U.S. operating segment
U.S. segment revenue decreased by $183 million, or 7%, in the six months ended June 30, 2026, compared with the six months ended June 30, 2025, reflecting a decrease of $240 million in companion animal products, partially offset by an increase of $57 million in livestock products.
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
•Livestock revenue growth was primarily due to increased demand for our cattle, poultry and swine products. Cattle products grew due to improved supply availability and elevated demand in response to the New World screwworm outbreak. Poultry products grew due to increased demand for vaccines, as well as price. Sales of our swine products grew due to increased demand for vaccine products.
U.S. segment earnings decreased by $175 million, or 10%, in the six months ended June 30, 2026, compared with the six months ended June 30, 2025, primarily due to lower gross profit, partially offset by lower operating expenses.
International operating segment
International segment revenue increased by $252 million, or 12%, in the six months ended June 30, 2026 compared with the six months ended June 30, 2025. Operational revenue increased by $141 million, or 7%, driven by growth of $72 million in companion animal products and $69 million in livestock products. Growth in the current period was positively impacted by operational changes made in connection with the Fiscal Year Alignment.
•Companion animal operational revenue growth was driven primarily by increased sales of our parasiticides portfolio, as well as an increase in demand for small animal diagnostics and vaccines, partially offset by decreased sales of key dermatology products.
•Livestock operational revenue growth was due to increased sales in our cattle, swine, poultry and fish products. Sales of cattle products grew largely due to a mix of volume and price. Sales of poultry products grew due to increased demand, key account penetration, geographic expansion and price. Sales of swine products were volume-driven due to momentum across our key brands. Sales of our fish products grew due to increased pricing.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by $111 million, or 5%, primarily driven by the euro, Brazilian real, Australian dollar, and Mexican peso.
International segment earnings increased by $181 million, or 16%, in the six months ended June 30, 2026, compared with the six months ended June 30, 2025. Operational earnings increased by $127 million, or 11%, primarily due to higher gross profit, partially offset by higher operating expenses.
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
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Other business activities net loss increased by $6 million in the three months ended June 30, 2026, compared with the three months ended June 30, 2025, reflecting lower revenue from client supply services and an increase in R&D costs related to projects and other strategic investments.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Other business activities net loss increased by $14 million in the six months ended June 30, 2026, compared with the six months ended June 30, 2025, reflecting an increase in R&D costs related to projects and other strategic investments and lower revenue from client supply services.
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
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Corporate expenses decreased by $9 million, or 3%, in the three months ended June 30, 2026, compared with the three months ended June 30, 2025, primarily due to a decrease in compensation-related costs and technology investments, partially offset by higher expenses in global diagnostics.
Other unallocated expenses decreased by $6 million, or 8%, in the three months ended June 30, 2026, compared with the three months ended June 30, 2025, primarily due to lower manufacturing costs and other charges, partially offset by unfavorable foreign exchange and freight charges.

33 |

Six months ended June 30, 2026 vs. six months ended June 30, 2025
Corporate expenses increased by $28 million, or 5%, in the six months ended June 30, 2026, compared with the six months ended June 30, 2025, primarily due to unfavorable foreign exchange, higher expenses in global diagnostics and an increase in compensation-related costs.
Other unallocated expenses decreased by $25 million, or 16%, in the six months ended June 30, 2026, compared with the six months ended June 30, 2025, primarily due to lower manufacturing costs and other charges, as well as lower inventory obsolescence, partially offset by unfavorable foreign exchange and freight charges.
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

34 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
GAAP reported net income attributable to Zoetis	$691	$726	(5)	$1,292	$1,328	(3)
Purchase accounting adjustments—net of tax	24	25	(4)	45	50	(10)
Acquisition and divestiture-related costs—net of tax	2	1	*	3	1	*
Certain significant items—net of tax	64	39	64	87	45	93
Non-GAAP adjusted net income(a)	$781	$791	(1)	$1,427	$1,424	—
* Calculation not meaningful
(a)    The effective tax rate on adjusted pre-tax income was 20.2% and 20.4% for the three months ended June 30, 2026 and 2025, respectively and 20.5% and 21.1% for the six months ended June 30, 2026 and 2025, respectively.
The lower effective tax rate for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, was primarily attributable to lower net discrete tax expenses, partially offset by a less favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
The lower effective tax rate for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions) and lower net discrete tax expenses.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2026	2025	Change	2026	2025	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$1.65	$1.63	1	$3.08	$2.97	4
Purchase accounting adjustments—net of tax	0.06	0.06	—	0.11	0.12	(8)
Acquisition and divestiture-related costs—net of tax	—	—	*	—	—	*
Certain significant items—net of tax	0.16	0.09	78	0.21	0.10	*
Non-GAAP adjusted EPS—diluted	$1.87	$1.78	5	$3.40	$3.19	7
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Interest expense, net of capitalized interest	$61	$53	$123	$107
Interest income	16	20	37	42
Income taxes	198	203	367	381
Depreciation	81	83	160	161
Amortization	8	8	17	17

35 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Purchase accounting adjustments:
Amortization and depreciation	$30	$33	$61	$65
Other	—	—	(3)	—
Total purchase accounting adjustments—pre-tax	30	33	58	65
Income taxes(a)	6	8	13	15
Total purchase accounting adjustments—net of tax	24	25	45	50
Acquisition and divestiture-related costs:
Acquisition-related costs	2	1	4	1
Total acquisition and divestiture-related costs—pre-tax	2	1	4	1
Income taxes(a)	—	—	1	—
Total acquisition and divestiture-related costs—net of tax	2	1	3	1
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	75	7	95	7
Business process transformation program(c)	6	11	11	18
Certain asset impairment charges(d)	—	27	—	27
Net loss on sale of business	—	3	—	3
Other	—	—	2	(1)
Total certain significant items—pre-tax	81	48	108	54
Income taxes(a)	17	9	21	9
Total certain significant items—net of tax	64	39	87	45
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$90	$65	$135	$96
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.
(b)    For the three and six months ended June 30, 2026, primarily driven by employee termination costs under a comprehensive cost and productivity program, with the six-month period also reflecting employee termination costs from additional organizational structure refinements.
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

36 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Cost of sales:
Purchase accounting adjustments	$1	$1	$2	$2
Business process transformation program	3	2	4	3
Other	—	—	1	(1)
Total Cost of sales	4	3	7	4

Selling, general and administrative expenses:
Purchase accounting adjustments	3	2	5	5
Business process transformation program	3	9	7	15
Other	—	—	(3)	—
Total Selling, general and administrative expenses	6	11	9	20

Research and development expenses:
Purchase accounting adjustments	—	1	1	1
Total Research and development expenses	—	1	1	1

Amortization of intangible assets:
Purchase accounting adjustments	26	29	53	57
Total Amortization of intangible assets	26	29	53	57

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	2	1	4	1
Employee termination costs	74	5	94	5
Asset impairments	—	22	—	22
Exit costs	1	2	1	2
Total Restructuring charges and certain acquisition and divestiture-related costs	77	30	99	30

Other (income)/deductions—net:
Net loss on sale of business	—	3	—	3
Asset impairment charges	—	5	—	5
Other	—	—	1	—
Total Other (income)/deductions—net	—	8	1	8

Provision for taxes on income	23	17	35	24

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$90	$65	$135	$96
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
Analysis of the condensed consolidated balance sheets
June 30, 2026 vs. December 31, 2025
For a discussion about the changes in Cash and cash equivalents and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Short-term investments increased as a result of the purchase of time deposits.
Accounts receivable, less allowance for doubtful accounts increased primarily as a result of the timing of net sales in the period, partially offset by the timing of customer payments.
Other current assets increased primarily due to the timing of income taxes paid and the jurisdictional netting of income taxes receivable and income taxes payable, partially offset by a decrease in collateral posted related to derivative contracts.
The decrease in Operating lease right-of-use assets reflects lease amortization in the current period.

37 |

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
Accrued compensation and related items decreased primarily due to the payments of 2025 annual incentive bonuses, savings plan contributions to eligible employees and payments for sales incentive bonuses, partially offset by the accrual of 2026 annual incentive bonuses, sales incentive bonuses and savings plan contributions to eligible employees.
Other current liabilities increased primarily due to the mark-to-market adjustments of derivative instruments.
Other noncurrent liabilities decreased primarily due to the mark-to-market adjustments of derivative instruments.
For an analysis of the changes in Total Equity, see Condensed Consolidated Statements of Equity and Notes to Condensed Consolidated Financial Statements— Note 13. Stockholders’ Equity.
Analysis of the condensed consolidated statements of cash flows

	Six Months Ended
	June 30,		$
(MILLIONS OF DOLLARS)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$1,056	$1,120	$(64)
Investing activities	(387)	(415)	28
Financing activities	(1,653)	(1,241)	(412)
Effect of exchange-rate changes on cash and cash equivalents	10	54	(44)
Net decrease in cash and cash equivalents	$(974)	$(482)	$(492)
Operating activities
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Net cash provided by operating activities was $1,056 million for the six months ended June 30, 2026, compared with $1,120 million for the six months ended June 30, 2025. The decrease in operating cash flows was primarily attributable to lower net income adjusted by non-cash items and the timing of receipts and payments in the ordinary course of business, partially offset by the timing of income taxes paid and lower inventory build-up of certain products versus the comparable prior year period.
Investing activities
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Our net cash used in investing activities was $387 million for the six months ended June 30, 2026, compared with $415 million for the six months ended June 30, 2025. The net cash used in investing activities for the six months ended June 30, 2026 was primarily due to capital expenditures and the purchase of short-term investments, partially offset by net proceeds from derivative instrument activity. The net cash used in investing activities for the six months ended June 30, 2025 was primarily due to capital expenditures and net payments of derivative instrument activity.
Financing activities
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Our net cash used in financing activities was $1,653 million for the six months ended June 30, 2026, compared with $1,241 million for the six months ended June 30, 2025. The net cash used in financing activities for the six months ended June 30, 2026 and 2025 was primarily attributable to the purchase of treasury shares and the payment of dividends.
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

38 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	June 30,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
Cash and cash equivalents	$1,476	$2,450
Short-term investments	200	—
Accounts receivable, net(a)	1,571	1,409
Long-term debt	9,048	9,042
Working capital	4,295	4,600
Ratio of current assets to current liabilities	3.08:1	3.12:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the periods ended June 30, 2026 and December 31, 2025, the number of days that accounts receivables were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
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
We were in compliance with all financial covenants as of June 30, 2026 and December 31, 2025. There were no amounts drawn under the credit facility as of June 30, 2026 and December 31, 2025.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of June 30, 2026, we had access to $46 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of June 30, 2026 and December 31, 2025.
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

39 |

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
The net proceeds from the offering were $1,970 million, after deducting the initial purchasers’ discounts and expenses of $30 million. We used the net proceeds from the offering as follows: (i) $187 million to fund the cost of entering into the capped call transactions described below, (ii) $248 million to purchase approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share (the “common stock”), in privately negotiated transactions entered into concurrently with the pricing of the offering effected with or through one of the initial purchasers or its affiliate and (iii) the remaining $1,535 million for additional repurchases of 12.3 million shares of common stock following the date of the offering, which repurchases were completed as of March 31, 2026.
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

40 |

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
Share repurchase program
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. In connection with the December 18, 2025 private offering of 0.250% convertible senior notes, we purchased approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share, for $248 million in privately negotiated transactions entered into concurrently with the pricing of the convertible senior notes offering effected with or through one of the initial purchasers or its affiliate. Following the date of the offering, we used $1,535 million of the remaining proceeds from the offering for additional repurchases of 12.3 million shares of common stock which repurchases were completed as of March 31, 2026. As of June 30, 2026, there was $1.3 billion remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions. During the first six months of 2026, 11.0 million shares were repurchased for $1,159 million, which excludes an $11 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2026 and December 31, 2025, recorded amounts for the estimated fair value of these indemnifications are not material.
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

41 |

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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation as of June 30, 2026, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of June 30, 2026, there was $1.3 billion remaining under this authorization. The program does not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act, through repurchase agreements established with several brokers.
In connection with the December 18, 2025 private offering of 0.250% convertible senior notes, we used $248 million of the net proceeds from the offering to purchase approximately 2.1 million shares of Zoetis’ common stock. Following the date of the offering, we used the remaining $1,535 million of net proceeds for additional repurchases of 12.3 million shares of common stock, which were completed as of March 31, 2026.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
June 30, 2026:

	Issuer Purchases of Equity Securities(a)
	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2026	1,106,685	$117.95	1,104,403	$1,692,204,404
May 1 - May 31, 2026	3,095,163	$84.21	3,094,152	$1,431,673,210
June 1 - June 30, 2026	2,008,999	$79.18	2,008,321	$1,269,956,803
	6,210,847	$88.59	6,206,876	$1,269,956,803
(a)    Amounts exclude the impact of excise tax on net share repurchases.
(b)     The company repurchased 3,971 shares during the three-month period ended June 30, 2026 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

43 |

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

Zoetis Inc.

August 6, 2026	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

August 6, 2026	By:	/S/ WETTENY JOSEPH
Wetteny Joseph
Executive Vice President and Chief Financial Officer

45 |