Form 10-Q
period 2026-09-30
Zoetis Inc.
filed 2026-11-05
CIK 1555280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2026, there were 406,316,147 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	2026	2025(a)	2026	2025(a)
Revenue	$2,391	$2,422	$7,121	$7,094
Costs and expenses:
Cost of sales	698	697	2,012	1,979
Selling, general and administrative expenses	582	582	1,762	1,770
Research and development expenses	174	175	527	503
Amortization of intangible assets	31	32	93	97
Restructuring charges and certain acquisition and divestiture-related costs	43	4	142	34
Interest expense, net of capitalized interest	62	58	185	165
Other (income)/deductions—net	72	(12)	47	(25)
Income before provision for taxes on income	729	886	2,353	2,571
Provision for taxes on income	138	165	470	522
Net income before allocation to noncontrolling interests	591	721	1,883	2,049
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to Zoetis Inc.	$591	$721	$1,883	$2,049
Earnings per share attributable to Zoetis Inc. stockholders:
Basic	$1.44	$1.63	$4.51	$4.60
Diluted	$1.44	$1.63	$4.51	$4.60
Weighted-average common shares outstanding:
Basic	411.6	442.9	417.1	445.2
Diluted	411.6	443.2	417.3	445.6
Dividends declared per common share	$—	$—	$1.060	$1.000
(a)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
See notes to condensed consolidated financial statements.
1 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025(a)	2026	2025(a)
Net income before allocation to noncontrolling interests	$591	$721	$1,883	$2,049
Other comprehensive income, net of tax(b):
Unrealized losses on derivatives for cash flow hedges, net of tax of $(1) and $0 for the three months ended September 30, 2026 and 2025, respectively, and $(2) and $(5) for the nine months ended September 30, 2026 and 2025, respectively	(2)	—	(6)	(17)
Unrealized gains/(losses) on derivatives for net investment hedges, net of tax of $2 and $1 for the three months ended September 30, 2026 and 2025, respectively, and $8 and $(30) for the nine months ended September 30, 2026 and 2025, respectively	8	6	28	(101)
Foreign currency translation adjustments	35	17	27	331
Benefit plans: Actuarial (losses)/gains, net of tax of $0 for the three and nine months ended September 30, 2026 and 2025	—	(1)	—	1
Total other comprehensive income, net of tax	41	22	49	214
Comprehensive income before allocation to noncontrolling interests	632	743	1,932	2,263
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Zoetis Inc.	$632	$743	$1,932	$2,263
(a)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
(b)    Presented net of reclassification adjustments, which are not material in any period presented.

See notes to condensed consolidated financial statements.
2 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)	2026	2025(a)
Assets
Cash and cash equivalents(b)	$1,333	$2,450
Short-term investments	200	—
Accounts receivable, less allowance for doubtful accounts of $14 in 2026 and $17 in 2025	1,692	1,409
Inventories	2,536	2,464
Other current assets	532	450
Total current assets	6,293	6,773
Property, plant and equipment, less accumulated depreciation of $3,136 in 2026 and $2,935 in 2025	3,782	3,693
Operating lease right-of-use assets	269	289
Goodwill	2,888	2,774
Identifiable intangible assets, less accumulated amortization	850	998
Noncurrent deferred tax assets	608	636
Other noncurrent assets	398	327
Total assets	$15,088	$15,490

Liabilities and Equity
Current portion of long-term debt	$750	$—
Accounts payable	419	445
Dividends payable	—	232
Accrued expenses	899	841
Accrued compensation and related items	300	401
Income taxes payable	201	145
Other current liabilities	113	109
Total current liabilities	2,682	2,173
Long-term debt, net of discount and issuance costs	8,299	9,042
Noncurrent deferred tax liabilities	104	137
Operating lease liabilities	188	197
Other taxes payable	295	276
Other noncurrent liabilities	217	250
Total liabilities	11,785	12,075
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value: 6,000,000,000 authorized; 501,891,243 and 501,891,243 shares issued; 407,487,227 and 424,927,535 shares outstanding at September 30, 2026, and December 31, 2025, respectively	5	5
Treasury stock, at cost, 94,404,016 and 76,963,708 shares of common stock at September 30, 2026 and December 31, 2025, respectively	(12,349)	(10,685)
Additional paid-in capital	1,156	1,101
Retained earnings	15,246	13,798
Accumulated other comprehensive loss	(755)	(804)
Total Zoetis Inc. equity	3,303	3,415
Equity attributable to noncontrolling interests	—	—
Total equity	3,303	3,415
Total liabilities and equity	$15,088	$15,490
(a)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
(b)    As of September 30, 2026 and December 31, 2025, includes $2 million of restricted cash.
See notes to condensed consolidated financial statements.
3 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

Three months ended September 30, 2026
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2026	501.9	$5	87.7	$(11,845)	$1,131	$14,653	$(796)	$—	$3,148
Net income	—	—	—	—	—	591	—	—	591
Other comprehensive income	—	—	—	—	—	—	41	—	41
Share-based compensation awards(a)	—	—	—	1	25	—	—	—	26
Treasury stock acquired(b)	—	—	6.7	(505)	—	—	—	—	(505)
Dividends declared(c)	—	—	—	—	—	2	—	—	2
Balance, September 30, 2026	501.9	$5	94.4	$(12,349)	$1,156	$15,246	$(755)	$—	$3,303

Three months ended September 30, 2025(d)
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, June 30, 2025(d)	501.9	$5	57.9	$(8,226)	$1,203	$12,995	$(818)	$—	$5,159
Net income	—	—	—	—	—	721	—	—	721
Other comprehensive income	—	—	—	—	—	—	22	—	22
Share-based compensation awards(a)	—	—	—	1	21	—	—	—	22
Treasury stock acquired(b)	—	—	2.5	(381)	—	—	—	—	(381)
Balance, September 30, 2025(d)	501.9	$5	60.4	$(8,606)	$1,224	$13,716	$(796)	$—	$5,543

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
(c)    Represents a reversal of dividends associated with shares repurchased between the declaration date and the record date for the third quarter of 2026.
(d) See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
See notes to condensed consolidated financial statements.
4 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED) - Continued

Nine months ended September 30, 2026
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2025(a)	501.9	$5	77.0	$(10,685)	$1,101	$13,798	$(804)	$—	$3,415
Net income	—	—	—	—	—	1,883	—	—	1,883
Other comprehensive income	—	—	—	—	—	—	49	—	49
Share-based compensation awards(b)	—	—	(0.3)	11	55	(1)	—	—	65
Treasury stock acquired(c)	—	—	17.7	(1,675)	—	—	—	—	(1,675)
Dividends declared	—	—	—	—	—	(434)	—	—	(434)
Balance, September 30, 2026	501.9	$5	94.4	$(12,349)	$1,156	$15,246	$(755)	$—	$3,303

Nine months ended September 30, 2025(a)
	Zoetis
							Accumulated	Equity
					Additional		Other	Attributable to
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
(MILLIONS OF DOLLARS AND SHARES)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2024(a)	501.9	$5	53.4	$(7,445)	$1,182	$12,112	$(1,010)	$—	$4,844
Net income	—	—	—	—	—	2,049	—	—	2,049
Other comprehensive income	—	—	—	—	—	—	214	—	214
Share-based compensation awards(b)	—	—	(0.3)	8	42	—	—	—	50
Treasury stock acquired(c)	—	—	7.3	(1,169)	—	—	—	—	(1,169)
Dividends declared	—	—	—	—	—	(445)	—	—	(445)
Balance, September 30, 2025(a)	501.9	$5	60.4	$(8,606)	$1,224	$13,716	$(796)	$—	$5,543

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
5 |

ZOETIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(MILLIONS OF DOLLARS)	2026	2025(a)
Operating Activities
Net income before allocation to noncontrolling interests	$1,883	$2,049
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization expense	357	365
Amortization of cloud computing implementation costs	13	8
Share-based compensation expense	78	61
Asset write-offs and asset impairments	93	42
Net loss on sale of business, excluding transaction costs	—	3
Net gain on sale of assets	(7)	—
Provision for losses on inventory	57	55
Deferred taxes	(11)	(4)
Settlement of derivative contracts	—	11
Other non-cash adjustments	—	(7)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(291)	(190)
Inventories	(143)	(182)
Other assets	(174)	(208)
Accounts payable	(28)	16
Other liabilities	(23)	1
Other tax accounts, net	76	36
Net cash provided by operating activities	1,880	2,056
Investing Activities
Capital expenditures	(334)	(462)
Acquisitions, net of cash acquired	(155)	(10)
Purchase of investments	(210)	(5)
Proceeds from/(payments of) derivative instrument activity, net	38	(105)
Proceeds from sale of business, net of cash sold and working capital adjustments	—	(4)
Net proceeds from sale of assets	11	1
Other investing activities	1	2
Net cash used in investing activities	(649)	(583)
Financing Activities
Proceeds from issuance of long-term debt—senior notes, net of discount	—	1,848
Principal payments on long-term debt	—	(1,350)
Payment of debt issuance costs	—	(14)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(12)	(12)
Purchases of treasury stock, including excise taxes paid	(1,690)	(1,175)
Cash dividends paid	(666)	(669)
Other financing activities	(3)	(3)
Net cash used in financing activities	(2,371)	(1,375)
Effect of exchange-rate changes on cash and cash equivalents	23	58
Net (decrease)/increase in cash and cash equivalents	(1,117)	156
Cash and cash equivalents at beginning of period	2,450	2,114
Cash and cash equivalents at end of period	$1,333	$2,270
Supplemental cash flow information
Cash paid during the period for:
Income taxes(b)	$502	$574
Interest, net of capitalized interest	258	225
Amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	51	58
Financing cash flows - finance leases	1	2
Non-cash transactions:
Capital expenditures	2	3
Excise tax accrued on net share repurchases, not paid	16	11
Lease obligations obtained in exchange for right-of-use assets - operating	27	61
Lease obligations obtained in exchange for right-of-use assets - finance	—	1
(a)    See Note 2. Basis of Presentation for further detail regarding the Fiscal Year Alignment.
(b)     For the nine months ended September 30, 2026, includes $4 million related to the purchase of New Jersey state tax credits.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted.
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
Prior to fiscal 2026, our consolidated financial statements, which have a year-end of December 31, have reflected results of subsidiaries operating outside the U.S. on a one-month financial reporting lag with a year-end of November 30. Effective January 1, 2026, we eliminated the one-month financial reporting lag for our subsidiaries operating outside of the U.S. and adjusted their year-end to December 31 (the “Fiscal Year Alignment”). The elimination of this financial reporting lag represented a change in accounting principle which the company considers preferable because it provides investors with more timely access to financial information about these subsidiaries. This change in accounting principle was applied retrospectively to all periods prior to January 1, 2026. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, the Condensed Consolidated Balance Sheet as of December 31, 2025 and the related Notes to Condensed Consolidated Financial Statements have been recast to reflect this change in accounting principle. In addition, we plan to recast the consolidated financial statements as of and for the twelve months ended December 31, 2025 and 2024 when they are presented as comparatives in future financial statements.
The following table presents a summary of the changes to the quarterly results:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)	As previously reported	Increase/ (decrease)	As recast	As previously reported	Increase/ (decrease)	As recast
Revenue	$2,400	$22	$2,422	$7,080	$14	$7,094
Income before provision for taxes on income	$887	$(1)	$886	$2,599	$(28)	$2,571
Provision for taxes on income	$166	$(1)	$165	$529	$(7)	$522
Net income attributable to Zoetis Inc.	$721	$—	$721	$2,070	$(21)	$2,049
Earnings per share - Basic	$1.63	$—	$1.63	$4.65	$(0.05)	$4.60
Earnings per share - Diluted	$1.63	$—	$1.63	$4.65	$(0.05)	$4.60
The following table presents a summary of the changes to total assets, liabilities and equity:

(MILLIONS OF DOLLARS)	As previously reported	Increase/ (decrease)	As recast
Total assets as of December 31, 2025	$15,467	$23	$15,490
Total liabilities as of December 31, 2025	$12,136	$(61)	$12,075
Total equity as of January 1, 2025	$4,770	$74	$4,844
Total equity as of December 31, 2025	$3,331	$84	$3,415
7 |

The following table presents a summary of the changes to the results of the Condensed Consolidated Statement of Cash Flows:

	Nine months ended September 30, 2025
(MILLIONS OF DOLLARS)	As previously reported	Increase/ (decrease)	As recast
Net cash provided by operating activities	$2,011	$45	$2,056
Net cash used in investing activities	$(582)	$(1)	$(583)
Net cash used in financing activities	$(1,375)	$—	$(1,375)
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance amendments add a new scope exception in ASC 815 for certain contracts and clarifies the accounting for share-based payments to a customer. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We do not expect the new guidance to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The guidance amendments remove all references to a prescriptive and sequential software development method, also referred to as “project stages” throughout Subtopic 350-40, and specify new requirements for determining when to begin capitalization of capitalizable project costs. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of the new guidance and expect that adoption will result in additional disclosure in our notes to the consolidated financial statements.
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
The following tables present our revenue disaggregated by geographic area, species and major product category:
Revenue by geographic area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
United States	$1,246	$1,322	$3,602	$3,861
Australia	104	92	287	254
Brazil	114	105	307	279
Canada	70	76	215	217
Chile	34	33	106	102
China	61	51	186	173
France	37	35	114	116
Germany	51	62	179	174
Italy	30	34	109	101
Japan	26	34	102	109
Mexico	49	42	144	116
Spain	37	36	120	105
United Kingdom	75	79	225	234
Other developed markets	183	165	539	473
Other emerging markets	245	230	805	691
	2,362	2,396	7,040	7,005
Contract manufacturing & human health	29	26	81	89
Total Revenue	$2,391	$2,422	$7,121	$7,094

9 |

Revenue by major species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
U.S.
Companion animal	$980	$1,069	$2,889	$3,218
Livestock	266	253	713	643
	1,246	1,322	3,602	3,861
International
Companion animal	585	581	1,903	1,763
Livestock	531	493	1,535	1,381
	1,116	1,074	3,438	3,144
Total
Companion animal	1,565	1,650	4,792	4,981
Livestock	797	746	2,248	2,024
Contract manufacturing & human health	29	26	81	89
Total Revenue	$2,391	$2,422	$7,121	$7,094
Revenue by species

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Companion Animal:
Dogs and Cats	$1,492	$1,581	$4,569	$4,777
Horses	73	69	223	204
	1,565	1,650	4,792	4,981
Livestock:
Cattle	439	415	1,221	1,079
Swine	120	116	360	339
Poultry	108	106	341	316
Fish	98	80	247	216
Sheep and other	32	29	79	74
	797	746	2,248	2,024
Contract manufacturing & human health	29	26	81	89
Total Revenue	$2,391	$2,422	$7,121	$7,094
Revenue by major product category

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Parasiticides	$576	$561	$1,860	$1,793
Vaccines	540	512	1,580	1,461
Dermatology	398	472	1,145	1,324
Anti-infectives	282	287	767	747
Pain and sedation	200	200	620	630
Other pharmaceutical	170	178	496	511
Animal health diagnostics	128	112	368	326
Other non-pharmaceutical	68	74	204	213
	2,362	2,396	7,040	7,005
Contract manufacturing & human health	29	26	81	89
Total Revenue	$2,391	$2,422	$7,121	$7,094
B. Revenue from Contracts with Customers
Contract liabilities reflected within Other current liabilities as of September 30, 2026 and December 31, 2025 were $18 million and $16 million, respectively. Prior contract liabilities subsequently recognized as revenue during each of the first nine months of 2026 and 2025 were $12 million and $11 million, respectively.
Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2026 is not material.

10 |

5. Acquisitions
In the third quarter of 2026, we completed the acquisition of VitalRADS, a veterinary teleradiology services platform that provides remote diagnostic image interpretation through cloud-based workflows. This transaction did not have a material impact on our consolidated financial statements.
In the first quarter of 2026, we entered into a definitive agreement with Neogen Corporation to acquire Neogen’s animal genomics business. This transaction is subject to customary closing conditions and the satisfaction of regulatory requirements. We continue to cooperate with the Australian Competition and Consumer Commission and New Zealand Commerce Commission in their ongoing reviews of the transaction and we expect the transaction to conclude in early 2027.
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
The components of costs incurred in connection with restructuring initiatives, acquisitions, divestitures and cost-reduction/productivity initiatives are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	$2	$—	$6	$1
Restructuring charges, net(a):
Employee termination costs, net	29	(1)	123	4
Asset impairment charges	11	—	11	22
Exit costs	1	5	2	7
Total Restructuring charges and certain acquisition and divestiture-related costs	$43	$4	$142	$34
(a)    Restructuring charges for the three and nine months ended September 30, 2026 were primarily driven by employee termination costs and asset impairment charges under a comprehensive cost and productivity program, with the nine-month period also reflecting employee termination costs from additional organizational structure refinements.
Restructuring charges for the three and nine months ended September 30, 2025 primarily related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.
The change in our restructuring accrual is as follows:

(MILLIONS OF DOLLARS)	Accrual
Balance, December 31, 2025(a)	$25
Provision	136
Non-cash activity	(11)
Utilization and other(b)	(57)
Balance, September 30, 2026(a)	$93
(a)    At September 30, 2026 and December 31, 2025, included in Accrued expenses ($91 million and $23 million, respectively) and Other noncurrent liabilities ($2 million).
(b)     Includes adjustments for foreign currency translation.

11 |

7. Other (Income)/Deductions—Net
The components of Other (income)/deductions—net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Interest income	$(17)	$(27)	$(54)	$(69)
Identifiable intangible asset impairment charges(a)	78	—	78	5
Net gain on sale of assets	—	—	(7)	—
Net loss on sale of business(b)	—	—	—	3
Foreign currency loss(c)	8	14	24	37
Other, net	3	1	6	(1)
Other (income)/deductions—net	$72	$(12)	$47	$(25)
(a)    For the three and nine months ended September 30, 2026, we recorded impairment charges on in-process research and development assets, acquired from PetMedix in 2023, resulting from updated estimates of development and commercial assumptions.
For the nine months ended September 30, 2025, represents asset impairment charges related to our aquaculture business.
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
A. Taxes on Income
Our effective tax rate was 18.9% and 18.6% for the three months ended September 30, 2026 and 2025, respectively. The higher effective tax rate for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was primarily attributable to lower net discrete tax benefits, partially offset by a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
Our effective tax rate was 20.0% and 20.3% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rate for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions), partially offset by lower net discrete tax benefits.
In 2024, the company implemented an initiative to maximize its cash position in the U.S. This initiative resulted in a tax benefit in the U.S. in connection with a prepayment from a related foreign entity in Belgium which, under then-applicable law, qualified as foreign-derived intangible income and, under OBBBA, now qualifies as foreign-derived deduction eligible income; however, this income tax benefit was deferred to 2025 and 2026. A portion of this benefit was recognized during the three and nine months ended September 30, 2026 and 2025. The remaining deferred benefit is included in Other current assets on our Condensed Consolidated Balance Sheets as of September 30, 2026 in the amount of $5 million.
B. Deferred Taxes
As of September 30, 2026, the total net deferred income tax asset of $504 million is included in Noncurrent deferred tax assets ($608 million) and Noncurrent deferred tax liabilities ($104 million).
As of December 31, 2025, the total net deferred income tax asset of $499 million is included in Noncurrent deferred tax assets ($636 million) and Noncurrent deferred tax liabilities ($137 million).
C. Tax Contingencies
Uncertain Tax Positions
As of September 30, 2026, the net tax liabilities associated with uncertain tax positions of $228 million (exclusive of interest and penalties related to uncertain tax positions of $65 million) are included in Other taxes payable.
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
Status of Tax Audits and Potential Impact on Accrual for Uncertain Tax Positions
We are currently under income tax audit by the U.S. Internal Revenue Service (IRS) for tax years 2017 and 2018. In July 2024, the IRS issued Notices of Proposed Adjustment (NOPA) related to the one-time mandatory deemed repatriation tax incurred on the 2018 U.S. Federal Income Tax return. In September 2024, the IRS issued a Revenue Agent Report (RAR) for the adjustments identified in the NOPA and a protest was filed with the IRS on November 15, 2024. As of September 30, 2026, the additional tax liability, based on the income adjustment proposed by the IRS under the RAR, is approximately $450 million, excluding interest and penalties. This matter is currently under appeal with the IRS.
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
9. Financial Instruments
A. Debt
Credit Facilities
In August 2025, we entered into a new revolving credit agreement with a syndicate of banks providing for a multi-year $1.25 billion senior unsecured revolving credit facility (the credit facility), with a maturity date of August 27, 2030. In August 2026, the credit facility was extended by one year and the maturity date of the revolving credit agreement was amended to August 27, 2031. Subject to certain conditions, we have the right to increase the credit facility to up to $1.75 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of September 30, 2026 and December 31, 2025. There were no amounts drawn under the credit facility as of September 30, 2026 and December 31, 2025.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2026, we had access to $46 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2026 and December 31, 2025.
Commercial Paper Program
In February 2013, we entered into a commercial paper program with a capacity of up to $1.0 billion. As of September 30, 2026 and December 31, 2025, there was no commercial paper outstanding under this program.
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

13 |

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
The components of our long-term debt are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
3.000% 2017 senior notes due 2027	$750	$750
3.900% 2018 senior notes due 2028	500	500
4.150% 2025 senior notes due 2028	850	850
0.250% 2025 convertible senior notes due 2029	2,000	2,000
2.000% 2020 senior notes due 2030	750	750
5.600% 2022 senior notes due 2032	750	750
5.000% 2025 senior notes due 2035	1,000	1,000
4.700% 2013 senior notes due 2043	1,150	1,150
3.950% 2017 senior notes due 2047	500	500
4.450% 2018 senior notes due 2048	400	400
3.000% 2020 senior notes due 2050	500	500
	9,150	9,150
Unamortized debt discount / debt issuance costs	(81)	(93)
Less current portion of long-term debt	750	—
Cumulative fair value adjustment for interest rate swap contracts	(20)	(15)
Long-term debt, net of discount and issuance costs	$8,299	$9,042
The fair value of our long-term debt was $8,115 million and $8,842 million as of September 30, 2026 and December 31, 2025, respectively, and has been determined using a third-party model that uses significant inputs derived from, or corroborated by, observable market data, including benchmark security prices and Zoetis’ credit spreads (Level 2 inputs).

14 |

The following table provides the principal amount of debt outstanding, as of September 30, 2026, by scheduled maturity date:

						After
(MILLIONS OF DOLLARS)	2026	2027	2028	2029	2030	2030	Total
Maturities	$—	$750	$1,350	$2,000	$750	$4,300	$9,150
Interest Expense
Interest expense, net of capitalized interest, was $62 million and $185 million for the three and nine months ended September 30, 2026, respectively, and $58 million and $165 million for the three and nine months ended September 30, 2025, respectively. Capitalized interest expense was $9 million and $28 million for the three and nine months ended September 30, 2026, respectively, and $12 million and $34 million for the three and nine months ended September 30, 2025, respectively.
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
•We may use fixed-to-floating interest rate swaps that are designated as fair value hedges to hedge against changes in the fair value of certain fixed-rate debt attributable to changes in the benchmark of the Secured Overnight Financing Rate (SOFR). These derivative instruments effectively convert a portion of the company’s long-term debt from fixed-rate to floating-rate debt based on the daily SOFR rate plus a spread. Gains or losses on the fixed-to-floating interest rate swaps due to changes in SOFR are recorded in Interest expense, net of capitalized interest. Changes in the fair value of the fixed-to-floating interest rate swaps are offset by changes in the fair value of the underlying fixed-rate debt. As of September 30, 2026, we had outstanding fixed-to-floating interest rate swaps that correspond to a portion of the 3.900% 2018 senior notes due 2028 and the 2.000% 2020 senior notes due 2030. The amounts recorded during the three and nine months ended September 30, 2026 for changes in the fair value of these hedges are not material to our condensed consolidated financial statements.

15 |

Outstanding Positions
The aggregate notional amounts of derivative instruments are as follows:

	Notional
	September 30,	December 31,
(MILLIONS)	2026	2025
Derivatives not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	$2,311	$2,198

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments (in foreign currency):
Euro	1,025	925
Danish krone	400	400
Swiss franc	35	—

Fixed-to-floating interest rate swap contracts	$250	$250
Fair Value of Derivative Instruments
The classification and fair values of derivative instruments are as follows:

		Fair Value of Derivatives
		September 30,	December 31,
(MILLIONS OF DOLLARS)	Balance Sheet Location	2026	2025
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward-exchange contracts	Other current assets	$11	$8
Foreign currency forward-exchange contracts	Other current liabilities	(19)	(9)
Foreign currency forward-exchange contracts	Other noncurrent liabilities	(2)	—
Total derivatives not designated as hedging instruments		$(10)	$(1)

Derivatives Designated as Hedging Instruments:
Foreign exchange derivative instruments	Other current assets	$15	$6
Foreign exchange derivative instruments	Other noncurrent assets	4	—
Foreign exchange derivative instruments	Other current liabilities	(18)	(25)
Foreign exchange derivative instruments	Other noncurrent liabilities	(13)	(39)
Fixed-to-floating interest rate swap contracts	Other noncurrent liabilities	(20)	(16)
Total derivatives designated as hedging instruments		(32)	(74)
Total derivatives		$(42)	$(75)
The company’s derivative transactions are subject to master netting agreements that mitigate credit risk by permitting net settlement of transactions with the same counterparty. The company also has collateral security agreements with certain of its counterparties. Under these collateral security agreements each party is required to post cash collateral when the net fair value of derivative instruments covered by the collateral agreement exceeds contractually established thresholds. At September 30, 2026, there was no collateral received and $40 million posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively. At December 31, 2025, there was no collateral received and $70 million posted related to derivative instruments recorded in Other current liabilities and Other current assets, respectively.
We use a market approach in valuing financial instruments on a recurring basis. Our derivative financial instruments are measured at fair value on a recurring basis using Level 2 inputs in the calculation of fair value.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in Other (income)/deductions—net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Foreign currency forward-exchange contracts	$15	$1	$2	$59
These amounts were substantially offset in Other (income)/deductions—net by the effect of changing exchange rates on the underlying foreign currency exposures.

16 |

The amounts of unrecognized net gains/(losses) on interest rate swap contracts, recorded, net of tax, in Accumulated other comprehensive loss, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Forward-starting interest rate swap contracts	$—	$(7)	$—	$(20)
Foreign exchange derivative instruments	$8	$6	$28	$(101)
Gains on interest rate swap contracts, recognized within Interest expense, net of capitalized interest, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Foreign exchange derivative instruments	$6	$6	$17	$16
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months is not material.
10. Inventories
The components of inventory are as follows:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
Finished goods	$1,170	$1,094
Work-in-process	1,015	991
Raw materials and supplies	351	379
Inventories	$2,536	$2,464
11. Goodwill and Other Intangible Assets
A. Goodwill
The components of, and changes in, the carrying amount of goodwill are as follows:

(MILLIONS OF DOLLARS)	U.S.	International	Total
Balance, December 31, 2025	$1,515	$1,259	$2,774
Additions(a)	107	—	107
Other(b)	—	7	7
Balance, September 30, 2026	$1,622	$1,266	$2,888
(a) Relates to the acquisition of VitalRADS. See Note 5. Acquisitions.
(b) Includes adjustments for foreign currency translation.
The gross goodwill balance was $3,424 million and $3,310 million as of September 30, 2026 and December 31, 2025, respectively. Accumulated goodwill impairment losses were $536 million as of September 30, 2026 and December 31, 2025.

17 |

B. Other Intangible Assets
The components of identifiable intangible assets are as follows:

	As of September 30, 2026			As of December 31, 2025
			Identifiable			Identifiable
	Gross		Intangible Assets	Gross		Intangible Assets
	Carrying	Accumulated	Less Accumulated	Carrying	Accumulated	Less Accumulated
(MILLIONS OF DOLLARS)	Amount	Amortization	Amortization	Amount	Amortization	Amortization
Finite-lived intangible assets:
Developed technology rights	$1,943	$(1,448)	$495	$1,940	$(1,352)	$588
Brands and tradenames	362	(258)	104	362	(251)	111
Other	333	(220)	113	293	(211)	82
Total finite-lived intangible assets	2,638	(1,926)	712	2,595	(1,814)	781
Indefinite-lived intangible assets:
Brands and tradenames	67	—	67	67	—	67
In-process research and development (a)	65	—	65	144	—	144
Product rights	6	—	6	6	—	6
Total indefinite-lived intangible assets	138	—	138	217	—	217
Identifiable intangible assets	$2,776	$(1,926)	$850	$2,812	$(1,814)	$998
(a) The in-process research and development balance as of September 30, 2026 reflects impairment charges on in-process research and development assets, acquired from PetMedix in 2023, resulting from updated estimates of development and commercial assumptions.
C. Amortization
Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to finite-lived acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, general and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $39 million and $116 million for the three and nine months ended September 30, 2026, respectively, and $39 million and $119 million for the three and nine months ended September 30, 2025, respectively.
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
The components of share-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Stock options / stock appreciation rights	$3	$3	$11	$9
RSUs / DSUs	19	14	54	38
PSUs	5	5	13	14
Share-based compensation expense—total(a)	$27	$22	$78	$61
(a)    For the three and nine months ended September 30, 2026 and 2025, we capitalized less than $1 million of share-based compensation expense to inventory.
During the nine months ended September 30, 2026, the company granted 437,889 stock options with a weighted-average exercise price of $129.13 per stock option and a weighted-average fair value of $32.64 per stock option. The fair-value based method for valuing each Zoetis stock option grant on the grant date uses the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions. The weighted-average fair value was estimated based on the following assumptions: risk-free interest rate of 3.64%; expected dividend yield of 1.63%; expected stock price volatility of 28.81%; and expected term of 4.4 years. Stock options granted prior to 2023 generally vest after three years of continuous service from the date of grant and have a contractual term of 10 years. Beginning in 2023, stock options granted are subject to graded vesting over three years from the date of grant and have a contractual term of 10 years. The values determined through this fair-value based method generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.
During the nine months ended September 30, 2026, the company granted 923,484 RSUs with a weighted-average grant date fair value of $122.81 per RSU. RSUs are accounted for using a fair-value-based method that utilizes the closing price of Zoetis common stock on the date of grant. RSUs granted prior to 2023 generally vest after three years of continuous service from the date of grant. Beginning in 2023, RSUs granted are subject to graded vesting over three years from the date of grant. The values generally are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate.

18 |

During the nine months ended September 30, 2026, the company granted 183,488 PSUs with a weighted-average grant date fair value of $156.44 per PSU. Beginning in 2025, the units underlying the PSUs will be earned and vested over a three-year performance period in two tranches, each subject to an independent achievement condition: (1) a market condition comprising the total shareholder return of the company in comparison to the total shareholder return of the companies comprising the S&P 500 Health Care index at the start of the performance period, excluding companies that during the performance period are acquired or no longer publicly traded (Relative TSR); and (2) a performance condition comprising a three-year average annual operational revenue growth metric (average PSU operational revenue growth). PSUs that are earned and vested based upon a market condition are accounted for at fair-value using a Monte Carlo simulation model and PSUs that are earned and vested based upon a performance condition are accounted for at fair-value using the closing price of Zoetis common stock on the date of grant. The Monte Carlo weighted-average fair value was estimated based on volatility assumptions of Zoetis common stock and an average of the S&P 500 Health Care index companies, which were 26.3% and 30.7%, respectively. Depending on the company’s Relative TSR performance and the average PSU operational revenue growth at the end of the performance period, the recipient may earn from 0% to 200% of the target number of units. Vested units are settled in shares of the company’s common stock. PSU values are amortized on a straight-line basis over the vesting term into Cost of sales, Selling, general and administrative expenses, or Research and development expenses, as appropriate. PSU amortization for units that are earned and vested based upon the average PSU operational revenue growth is adjusted for subsequent changes in the expected outcome of the performance-related condition.
13. Stockholders’ Equity
Zoetis is authorized to issue 6 billion shares of common stock and 1 billion shares of preferred stock.
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of September 30, 2026, there was $770 million remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs.
Accumulated other comprehensive loss
Changes, net of tax, in accumulated other comprehensive loss, excluding noncontrolling interests were as follows:

		Currency Translation Adjustments
			Other Currency	Benefit Plans	Accumulated Other
	Cash Flow	Net Investment	Translation	Actuarial	Comprehensive
(MILLIONS OF DOLLARS)	Hedges	Hedges	Adjustments	Gains/(Losses)	Loss
Balance, December 31, 2025	$70	$(39)	$(838)	$3	$(804)
Other comprehensive (loss)/income, net of tax	(6)	28	27	—	49
Balance, September 30, 2026	$64	$(11)	$(811)	$3	$(755)

Balance, December 31, 2024	$89	$62	$(1,160)	$(1)	$(1,010)
Other comprehensive (loss)/income, net of tax	(17)	(101)	331	1	214
Balance, September 30, 2025	$72	$(39)	$(829)	$—	$(796)
14. Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)	September 30,		September 30,
	2026	2025	2026	2025
Numerator
Net income before allocation to noncontrolling interests	$591	$721	$1,883	$2,049
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to Zoetis Inc.	$591	$721	$1,883	$2,049
Denominator
Weighted-average common shares outstanding	411.6	442.9	417.1	445.2
Common stock equivalents: stock options, RSUs, PSUs and DSUs	—	0.3	0.2	0.4
Weighted-average common and potential dilutive shares outstanding	411.6	443.2	417.3	445.6
Earnings per share attributable to Zoetis Inc. stockholders—basic	$1.44	$1.63	$4.51	$4.60
Earnings per share attributable to Zoetis Inc. stockholders—diluted	$1.44	$1.63	$4.51	$4.60
The number of stock options outstanding under the company’s Equity Plan that were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive, were not material for the three and nine months ended September 30, 2026 and 2025.
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

19 |

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
On March 5, 2015, we presented our response to the prosecutor’s proposed Term of Reference, arguing that the proposed terms were overly general in nature and expressing our interest in discussing alternatives to address the matter. The prosecutor agreed to consider our request to engage a technical consultant to conduct an environmental diagnostic of the contaminated area. On May 29, 2015, we, in conjunction with the other defendant companies, submitted a draft cooperation agreement to the prosecutor, which outlined the proposed terms and conditions for the engagement of a technical consultant to conduct the environmental diagnostic. On August 19, 2016, the parties and the prosecutor agreed to engage the services of a third-party consultant to conduct a limited environmental assessment of the site. The site assessment was conducted during June 2017, and a written report summarizing the results of the assessment was provided to the parties and the prosecutor in November 2017. The report noted that waste is still present on the site and that further (Phase II) environmental assessments are needed before a plan to manage that remaining waste can be prepared. On April 1, 2019, the defendants met with the Prosecutor to discuss the conclusions set forth in the written report. Following that discussion, on April 10, 2019, the Prosecutor issued a procedural order requesting that the defendants prepare and submit a technical proposal outlining the steps needed to conduct the additional Phase II environmental assessments. The defendants presented the technical proposal to the Prosecutor on October 21, 2019. On March 3, 2020, the Prosecutor notified the defendants that he submitted the proposal to the Ministry of the Environment for its review and consideration by the Prosecutor. On July 15, 2020, the Prosecutor recommended certain amendments to the proposal for the Phase II testing. On September 28, 2020, the parties and the Prosecutor agreed to the final terms and conditions concerning the cooperation agreement with respect to the Phase II testing. Phase II testing began the week of October 14, 2024, and the parties, the Prosecutor’s Office, the Municipality, and their technical

20 |

teams have been collaborating to evaluate options for waste removal and disposal. A formal Phase II report was submitted to the Prosecutor’s Office in May 2025 outlining potential alternatives. On June 12, 2026, the Prosecutor’s Office issued an order acknowledging the plan’s overall adequacy and requesting additional implementation information from the defendants. The defendants have requested a meeting with the Prosecutor to discuss next steps.
Securities Class Action and Related Derivative Matters
On May 27, 2026, a securities class action complaint was filed in federal court in New York against the company and certain of the company’s officers (City of Ann Arbor Retiree Health Care Benefit Plan & Trust v. Zoetis Inc., et al., Case No. 1:26-cv-04401 (S.D.N.Y.)). On October 23, 2026, the lead plaintiffs filed an amended complaint on behalf of a proposed class of shareholders who purchased or otherwise acquired common stock or exchange-traded call options on common stock, or who sold exchange-traded put options on common stock, from January 14, 2025 through May 6, 2026. The amended complaint names as defendants the company, its Chief Executive Officer, its former Chief Financial Officer, and its Chief Commercial Officer. It asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Exchange Act Rule 10b-5 based on allegedly false or misleading statements regarding, among other things, the demand for, and the competitive positioning and market share of, the company’s Companion Animal products, including Librela®, Simparica Trio®, Apoquel®, and Cytopoint®, as well as an alleged scheme to conceal declining demand for those products. The amended complaint seeks certification as a class action and unspecified compensatory damages plus interest, costs, and attorneys’ fees. The lawsuit is in the early stages and the company and named officers have not yet responded to the complaint. The company and the named officers believe they have substantial defenses and intend to defend the lawsuit vigorously.
In June 2026, several related shareholder derivative actions were also filed against the company as a nominal defendant and certain of the company’s current and former officers and directors. The complaints assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, and violations of Sections 10(b), 14(a), 20(a) and 21D of the Exchange Act, in connection with factual assertions similar to those in the original securities class action complaint described above. The complaints seek to recover for the company damages allegedly sustained as a result of the acts and omissions of the named officers and directors, disgorgement of profits, and orders directing the company to reform and improve its corporate governance. Three cases have been consolidated in the U.S. District Court for the Southern District of New York under the caption In re Zoetis Inc. Stockholder Derivative Litigation and docket number 1:26-cv-04709, and two have been consolidated in the U.S. District Court for the District of New Jersey under the caption In re Zoetis Inc. Shareholder Derivative Litigation and docket number 2:26-cv-07479. The derivative cases are in early stages and the company and the named directors and officers have not yet responded to the complaints.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses, we indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2026, recorded amounts for the estimated fair value of these indemnifications were not material.
16. Segment Information
Operating Segments
We manage our operations through two geographic regions, the U.S. and International, which are our operating segments. Each operating segment has responsibility for its commercial activities. Within each of these operating segments, we offer a diversified product portfolio, including parasiticides, vaccines, dermatology, anti-infectives, pain and sedation, other pharmaceutical and animal health diagnostics for both companion animal and livestock customers. The chief operating decision maker (CODM) uses the information provided to compare segment performance with segment resource requests and allocates human and capital resources based on each segment’s actual results and expected future results.
In conjunction with the transition of our Chief Financial Officer in August 2026, management reevaluated who holds the role of CODM and concluded that, effective August 17, 2026, our Chief Executive Officer is the CODM. This change in CODM did not result in any changes to our operating segments.
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

21 |

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
Selected Statement of Income Information

	Earnings		Depreciation and Amortization(a)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
U.S.
Revenue	$1,246	$1,322
Cost of sales	222	222
Gross profit	1,024	1,100
Gross margin	82.2%	83.2%
Operating expenses(b)	194	201
Other (income)/deductions-net	—	—
U.S. Earnings	830	899	$24	$25

International
Revenue(c)	1,116	1,074
Cost of sales	347	342
Gross profit	769	732
Gross margin	68.9%	68.2%
Operating expenses(b)	169	169
Other (income)/deductions-net	—	—
International Earnings	600	563	26	25

Total operating segments	1,430	1,462	50	50

Other business activities	(134)	(143)	14	13
Reconciling Items:
Corporate	(303)	(304)	23	26
Purchase accounting adjustments	(31)	(32)	31	32
Acquisition and divestiture-related costs	(2)	—	—	—
Certain significant items	(133)	(8)	—	—
Other unallocated	(98)	(89)	1	1
Total Earnings(d)	$729	$886	$119	$122
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, advertising and promotions, other marketing expenses, and freight and logistics costs.
(c)    Revenue denominated in euros was $240 million and $247 million for the three months ended September 30, 2026 and 2025, respectively.
(d)    Defined as income before provision for taxes on income.

22 |

	Earnings		Depreciation and Amortization(a)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
U.S.
Revenue	$3,602	$3,861
Cost of sales	630	629
Gross profit	2,972	3,232
Gross margin	82.5%	83.7%
Operating expenses(b)	608	624
Other (income)/deductions-net	—	—
U.S. Earnings	2,364	2,608	$71	$70

International
Revenue(c)	3,438	3,144
Cost of sales	1,021	958
Gross profit	2,417	2,186
Gross margin	70.3%	69.5%
Operating expenses(b)	516	503
Other (income)/deductions-net	1	1
International Earnings	1,900	1,682	77	74

Total operating segments	4,264	4,290	148	144

Other business activities	(410)	(405)	40	37
Reconciling Items:
Corporate	(933)	(906)	74	84
Purchase accounting adjustments	(89)	(97)	92	97
Acquisition and divestiture-related costs	(6)	(1)	—	—
Certain significant items	(241)	(62)	—	—
Other unallocated	(232)	(248)	3	3
Total Earnings(d)	$2,353	$2,571	$357	$365
(a)    Certain production facilities are shared. Depreciation and amortization is allocated to the reportable operating segments based on estimates of where the benefits of the related assets are realized.
(b)    Operating expenses primarily consisted of field selling, advertising and promotions, other marketing expenses, and freight and logistics costs.
(c)    Revenue denominated in euros was $785 million and $727 million for the nine months ended September 30, 2026 and 2025, respectively.
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
A summary of our 2026 performance compared with the comparable 2025 periods follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025(a)	Total	Exchange	Operational(b)
Revenue	$2,391	$2,422	(1)	1	(2)
Net income attributable to Zoetis	591	721	(18)	3	(21)
Adjusted net income(b)	720	754	(5)	2	(7)

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025(a)	Total	Exchange	Operational(b)
Revenue	$7,121	$7,094	—	1	(1)
Net income attributable to Zoetis	1,883	2,049	(8)	2	(10)
Adjusted net income(b)	2,147	2,178	(1)	2	(3)
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

24 |

Tariffs and Trade Protection Measures
Our business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the U.S. or other countries, as well as U.S. international trade relations, including those with China, Canada and the European Union. Starting in early 2025, the U.S. government announced additional tariffs on certain goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. While the final tariffs and other measures to be imposed, and their applicability to our business, remain uncertain, such actions may negatively impact demand and result in an increase in some product costs. We will continue to actively monitor the situation and evaluate actions that can be taken to moderate and/or minimize its effects, including seeking refunds related to prior tariff assessments where applicable. For further information regarding the impact of potential additional tariffs and trade protection measures on the Company, see Part I., Item 1A, Risk Factors in our 2025 Annual Report on Form 10-K.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 100 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. For the nine months ended September 30, 2026, approximately 45% of our revenue was denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through operational means, including managing same-currency revenue in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, including the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, euro and other currencies, changes in those currencies relative to the U.S. dollar will impact our revenue, cost of goods and expenses, and consequently, net income. Exchange rate fluctuations may also have an impact beyond our reported financial results and directly impact operations. These fluctuations may affect the ability to buy and sell our goods and services between markets impacted by significant exchange rate variances. For the nine months ended September 30, 2026, approximately 55% of our total revenue was in U.S. dollars. Our year-over-year total revenue growth was favorably impacted by approximately 1% from changes in foreign currency values relative to the U.S. dollar. For operations in highly inflationary economies, we translate monetary items at rates in effect at the balance sheet date, with translation adjustments recorded in Other (income)/deductions––net, and we translate non-monetary items at historical rates.
Non-GAAP financial measures
We report information in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Management also measures performance using non-GAAP financial measures that may exclude certain amounts from the most directly comparable GAAP measure. Despite the importance of these measures to management in goal setting and performance measurement, non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and, therefore, have limits in their usefulness to investors and may not be comparable to the calculation of similar measures of other companies. We present certain identified non-GAAP measures solely to provide investors with useful information to more fully understand how management assesses performance.
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
The elimination of this financial reporting lag represented a change in accounting principle which the company considers preferable because it provides investors more timely access to financial information about these subsidiaries. This change in accounting principle was applied retrospectively to all periods prior to January 1, 2026. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, the Condensed Consolidated Balance Sheet as of December 31, 2025 and the related Notes to Condensed Consolidated Financial Statements have been recast to reflect this change in accounting principle. In addition, we plan to recast the consolidated financial statements as of and for the twelve months ended December 31, 2025 and 2024 when they are presented as comparatives in future financial statements.
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
The operational changes in connection with the Fiscal Year Alignment to date included a shift implemented in the first quarter of 2026 to the timing of annual price increases in certain International Subsidiaries so that the price increases and anticipated customer buying preceding the price increases would occur in the same calendar year. In addition, processing of certain customer orders from December 2025 was delayed to the first quarter of 2026.
Analysis of the condensed consolidated statements of income
The following discussion and analysis of our statements of income should be read along with our condensed consolidated financial statements and the notes thereto included elsewhere in Part I— Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Revenue	$2,391	$2,422	(1)	$7,121	$7,094	—
Costs and expenses:
Cost of sales	698	697	—	2,012	1,979	2
% of revenue	29.2%	28.8%		28.3%	27.9%
Selling, general and administrative expenses	582	582	—	1,762	1,770	—
% of revenue	24%	24%		25%	25%
Research and development expenses	174	175	(1)	527	503	5
% of revenue	7%	7%		7%	7%
Amortization of intangible assets	31	32	(3)	93	97	(4)
Restructuring charges and certain acquisition and divestiture-related costs	43	4	*	142	34	*
Interest expense, net of capitalized interest	62	58	7	185	165	12
Other (income)/deductions—net	72	(12)	*	47	(25)	*
Income before provision for taxes on income	729	886	(18)	2,353	2,571	(8)
% of revenue	30%	37%		33%	36%
Provision for taxes on income	138	165	(16)	470	522	(10)
Effective tax rate	18.9%	18.6%		20.0%	20.3%
Net income before allocation to noncontrolling interests	591	721	(18)	1,883	2,049	(8)
Less: Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to Zoetis	$591	$721	(18)	$1,883	$2,049	(8)
% of revenue	25%	30%		26%	29%
*    Calculation not meaningful
Revenue
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Total revenue decreased by $31 million, or 1%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, a decrease of $44 million, or 2%, on an operational basis. The decrease in operational revenue was primarily due to the following:
•volume decrease from key franchises of approximately 1%;
•price decrease driven by lower net price realization of approximately 1%; and
•volume decrease related to the impact of the divestiture of our medicated feed additive portfolio, certain water soluble products and related assets (MFA divestiture) of approximately 1%,

26 |

partially offset by:
•volume growth from other in-line products of approximately 1%.
Foreign exchange favorably impacted total revenue by approximately $13 million, or 1%.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Total revenue increased by $27 million, which was relatively flat, in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, a decrease of $97 million, or 1%, on an operational basis. The decrease in operational revenue was primarily due to the following:
•volume decrease from key franchises of approximately 2%,
partially offset by:
•volume growth from other in-line products of approximately 1%.
Foreign exchange favorably impacted total revenue by approximately $124 million, or 1%.
Costs and Expenses

Cost of sales
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Cost of sales	$698	$697	—	$2,012	$1,979	2
% of revenue	29.2%	28.8%		28.3%	27.9%
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Cost of sales as a percentage of revenue was 29.2% in the three months ended September 30, 2026, compared with 28.8% in the three months ended September 30, 2025. The increase was primarily a result of:
•higher inventory charges;
•price decrease driven by lower net price realization; and
•unfavorable product mix,
partially offset by:
•refunds related to prior tariff assessments; and
•favorable foreign exchange.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Cost of sales as a percentage of revenue was 28.3% in the nine months ended September 30, 2026, compared with 27.9% in the nine months ended September 30, 2025. The increase was primarily a result of:
•unfavorable foreign exchange; and
•unfavorable product mix,
partially offset by:
•favorable manufacturing and other costs; and
•refunds related to prior tariff assessments.

Selling, general and administrative expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Selling, general and administrative expenses	$582	$582	—	$1,762	$1,770	—
% of revenue	24%	24%		25%	25%
Three months ended September 30, 2026 vs. three months ended September 30, 2025
SG&A expenses were flat in the three months ended September 30, 2026, compared with the three months ended September 30, 2025, primarily as a result of:
•lower compensation-related costs; and
•lower advertising and promotion expenses,
offset by:
•higher other general and administrative costs; and
•investments in information technology.

27 |

Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
SG&A expenses decreased by $8 million, which was relatively flat, in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, primarily as a result of:
•lower other general and administrative costs;
•lower travel and entertainment costs; and
•lower certain significant items,
partially offset by:
•unfavorable foreign exchange;
•an increase in professional and consulting expense; and
•higher logistics and freight costs.

Research and development expenses
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Research and development expenses	$174	$175	(1)	$527	$503	5
% of revenue	7%	7%		7%	7%
Three months ended September 30, 2026 vs. three months ended September 30, 2025
R&D expenses decreased by $1 million, or 1%, in the three months ended September 30, 2026, compared with the three months ended September 30, 2025, primarily as a result of:
•lower compensation-related costs,
partially offset by:
•higher spend in project investments.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
R&D expenses increased by $24 million, or 5%, in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, primarily as a result of:
•higher spend in project investments; and
•higher compensation-related costs.

Amortization of intangible assets
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Amortization of intangible assets	$31	$32	(3)	$93	$97	(4)
Amortization of intangible assets decreased in the three and nine months ended September 30, 2026 versus the comparable prior year period primarily due to assets that became fully amortized in the prior year.

Restructuring charges and certain acquisition and divestiture-related costs
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Restructuring charges and certain acquisition and divestiture-related costs	$43	$4	*	$142	$34	*
* Calculation not meaningful
Restructuring charges and certain acquisition and divestiture-related costs in the three and nine months ended September 30, 2026 were primarily driven by employee termination costs and asset impairment charges under a comprehensive cost and productivity program, with the nine-month period also reflecting employee termination costs from additional organizational structure refinements.
Restructuring charges and certain acquisition and divestiture-related costs in the three and nine months ended September 30, 2025, primarily related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site.

28 |

Interest expense, net of capitalized interest
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Interest expense, net of capitalized interest	$62	$58	7	$185	$165	12
Interest expense, net of capitalized interest, increased in the three and nine months ended September 30, 2026 versus the comparable prior year periods primarily as a result of a higher average debt balance in the current periods.

Other (income)/deductions—net
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Other (income)/deductions—net	$72	$(12)	*	$47	$(25)	*
* Calculation not meaningful
The change in Other (income)/deductions—net in the three and nine months ended September 30, 2026 versus the comparable prior year periods was primarily as a result of impairment charges on in-process research and development assets, acquired from PetMedix in 2023, resulting from updated estimates of development and commercial assumptions, as well as lower interest income in the current periods, partially offset by lower foreign currency losses in the current periods, as well as the gain on sale of a distribution facility in the current nine-month period.

Provision for taxes on income
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
Provision for taxes on income	$138	$165	(16)	$470	$522	(10)
Effective tax rate	18.9%	18.6%		20.0%	20.3%
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Our effective tax rate was 18.9% and 18.6% for the three months ended September 30, 2026 and 2025, respectively. The higher effective tax rate for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was primarily attributable to lower net discrete tax benefits, partially offset by a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Our effective tax rate was 20.0% and 20.3% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rate for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was primarily attributable to a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions), partially offset by lower net discrete tax benefits.

29 |

Operating Segment Results
On a global basis, the mix of revenue between companion animal and livestock products was as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Companion animal	$980	$1,069	(8)	—	(8)
Livestock	266	253	5	—	5
	1,246	1,322	(6)	—	(6)
International
Companion animal	585	581	1	1	—
Livestock	531	493	8	2	6
	1,116	1,074	4	1	3
Total
Companion animal	1,565	1,650	(5)	—	(5)
Livestock	797	746	7	1	6
Contract manufacturing & human health	29	26	12	(3)	15
	$2,391	$2,422	(1)	1	(2)

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Companion animal	$2,889	$3,218	(10)	—	(10)
Livestock	713	643	11	—	11
	3,602	3,861	(7)	—	(7)
International
Companion animal	1,903	1,763	8	4	4
Livestock	1,535	1,381	11	4	7
	3,438	3,144	9	4	5
Total
Companion animal	4,792	4,981	(4)	1	(5)
Livestock	2,248	2,024	11	3	8
Contract manufacturing & human health	81	89	(9)	—	(9)
	$7,121	$7,094	—	1	(1)

30 |

Earnings by segment and the operational and foreign exchange changes versus the comparable prior year period were as follows:

			% Change
	Three Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Revenue	$1,246	$1,322	(6)	—	(6)
Cost of Sales	222	222	—	—	—
Gross Profit	1,024	1,100	(7)	—	(7)
Gross Margin	82.2%	83.2%
Operating Expenses	194	201	(3)	—	(3)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	830	899	(8)	—	(8)

International
Revenue	1,116	1,074	4	1	3
Cost of Sales	347	342	1	—	1
Gross Profit	769	732	5	2	3
Gross Margin	68.9%	68.2%
Operating Expenses	169	169	—	1	(1)
Other (income)/deductions-net	—	—	*	*	*
International Earnings	600	563	7	2	5

Total operating segments	1,430	1,462	(2)	1	(3)

Other business activities	(134)	(143)	(6)
Reconciling Items:
Corporate	(303)	(304)	—
Purchase accounting adjustments	(31)	(32)	(3)
Acquisition and divestiture-related costs	(2)	—	*
Certain significant items	(133)	(8)	*
Other unallocated	(98)	(89)	10
Total Earnings	$729	$886	(18)
* Calculation not meaningful

31 |

			% Change
	Nine Months Ended			Related to
	September 30,			Foreign
(MILLIONS OF DOLLARS)	2026	2025	Total	Exchange	Operational
U.S.
Revenue	$3,602	$3,861	(7)	—	(7)
Cost of Sales	630	629	—	—	—
Gross Profit	2,972	3,232	(8)	—	(8)
Gross Margin	82.5%	83.7%
Operating Expenses	608	624	(3)	—	(3)
Other (income)/deductions-net	—	—	*	*	*
U.S. Earnings	2,364	2,608	(9)	—	(9)

International
Revenue	3,438	3,144	9	4	5
Cost of Sales	1,021	958	7	5	2
Gross Profit	2,417	2,186	11	4	7
Gross Margin	70.3%	69.5%
Operating Expenses	516	503	3	4	(1)
Other (income)/deductions-net	1	1	—	*	*
International Earnings	1,900	1,682	13	4	9

Total operating segments	4,264	4,290	(1)	1	(2)

Other business activities	(410)	(405)	1
Reconciling Items:
Corporate	(933)	(906)	3
Purchase accounting adjustments	(89)	(97)	(8)
Acquisition and divestiture-related costs	(6)	(1)	*
Certain significant items	(241)	(62)	*
Other unallocated	(232)	(248)	(6)
Total Earnings	$2,353	$2,571	(8)
* Calculation not meaningful

Three months ended September 30, 2026 vs. three months ended September 30, 2025
U.S. operating segment
U.S. segment revenue decreased by $76 million, or 6%, in the three months ended September 30, 2026, compared with the three months ended September 30, 2025, reflecting a decrease of $89 million in companion animal products, partially offset by an increase of $13 million in livestock products.
•Companion animal revenue decreased primarily due to softer end-market demand and an increasingly competitive landscape. The company's key dermatology franchise faced heightened competitive pressure and persistent macroeconomic-driven price sensitivity. Also contributing to the decline was the impact of generic competition on Convenia and Cerenia, as well as lower sales of vaccines and Librela, partially offset by an increase in demand for small animal diagnostics.
•Livestock revenue growth was primarily as a result of increased sales of cattle products due to improved supply availability, broad-based swine growth and strong poultry vaccine demand.
U.S. segment earnings decreased by $69 million, or 8%, in the three months ended September 30, 2026, compared with the three months ended September 30, 2025, primarily due to lower gross profit, partially offset by lower operating expenses.
International operating segment
International segment revenue increased by $42 million, or 4%, in the three months ended September 30, 2026 compared with the three months ended September 30, 2025. Operational revenue increased by $29 million, or 3%. Companion animal sales were flat in the current period while livestock products grew $29 million.
•Companion animal operational revenue was flat, primarily due to increased sales of our parasiticides portfolio and our mAb products for pain with the launch of Lenivia® and Portela™, the company's long-acting monoclonal antibody pain products, as well as an increase in demand for small animal diagnostics, offset by decreased sales of key dermatology products.
•Livestock operational revenue growth was due to increased sales in our cattle and fish products. Sales of cattle products grew largely due to increased demand and price. Sales of our fish products grew due to higher vaccination rates in Norway.

32 |

•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by $13 million, or 1%, primarily driven by the Australian dollar, Brazilian real, Mexican peso and Chinese renminbi.
International segment earnings increased by $37 million, or 7%, in the three months ended September 30, 2026, compared with the three months ended September 30, 2025. Operational earnings increased by $26 million, or 5%, primarily due to higher gross profit.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
U.S. operating segment
U.S. segment revenue decreased by $259 million, or 7%, in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, reflecting a decrease of $329 million in companion animal products, partially offset by an increase of $70 million in livestock products.
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
U.S. segment earnings decreased by $244 million, or 9%, in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, primarily due to lower gross profit, partially offset by lower operating expenses.
International operating segment
International segment revenue increased by $294 million, or 9%, in the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. Operational revenue increased by $170 million, or 5%, driven by growth of $72 million in companion animal products and $98 million in livestock products. Growth in the current period was positively impacted by operational changes made in connection with the Fiscal Year Alignment.
•Companion animal operational revenue growth was driven primarily by increased sales of our parasiticides portfolio, as well as an increase in demand for small animal diagnostics, our mAb products for pain with the launch of Lenivia and Portela, the company's long-acting monoclonal antibody pain products, as well as vaccines, partially offset by decreased sales of key dermatology products.
•Livestock operational revenue growth was due to increased sales in our cattle, fish, poultry and swine products. Sales of cattle products grew largely due to a mix of volume and price. Sales of our fish products grew due to higher vaccination rates and increased pricing. Sales of poultry products grew due to increased demand, key account penetration, geographic expansion and price. Sales of swine products were volume-driven due to momentum across our key brands.
•Additionally, International segment revenue was favorably impacted by foreign exchange which increased revenue by $124 million, or 4%, primarily driven by the euro, Brazilian real, Australian dollar, and Mexican peso.
International segment earnings increased by $218 million, or 13%, in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. Operational earnings increased by $153 million, or 9%, due to higher gross profit and lower operating expenses.
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
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Other business activities net loss decreased by $9 million in the three months ended September 30, 2026, compared with the three months ended September 30, 2025, reflecting a decrease in R&D costs related to projects and other strategic investments, as well as higher earnings from our contract manufacturing business.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Other business activities net loss increased by $5 million in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, reflecting an increase in R&D costs related to projects and other strategic investments, as well as lower earnings from our human health and contract manufacturing businesses.
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

33 |

Three months ended September 30, 2026 vs. three months ended September 30, 2025
Corporate expenses decreased by $1 million in the three months ended September 30, 2026, which was relatively flat compared with the three months ended September 30, 2025, primarily due to refunds related to prior tariff assessments and favorable foreign exchange, partially offset by higher expenses in global diagnostics.
Other unallocated expenses increased by $9 million, or 10%, in the three months ended September 30, 2026, compared with the three months ended September 30, 2025, primarily due to higher inventory charges, partially offset by lower manufacturing costs.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Corporate expenses increased by $27 million, or 3%, in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, primarily due to higher expenses in global diagnostics, higher interest expense and unfavorable foreign exchange, partially offset by refunds related to prior tariff assessments and a decrease in compensation-related costs.
Other unallocated expenses decreased by $16 million, or 6%, in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, primarily due to lower manufacturing costs, partially offset by unfavorable foreign exchange and higher freight costs.
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

34 |

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
Reconciliation
A reconciliation of net income attributable to Zoetis, as reported under U.S. GAAP, to adjusted net income follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(MILLIONS OF DOLLARS)	2026	2025	Change	2026	2025	Change
GAAP reported net income attributable to Zoetis	$591	$721	(18)	$1,883	$2,049	(8)
Purchase accounting adjustments—net of tax	24	24	—	69	74	(7)
Acquisition and divestiture-related costs—net of tax	2	—	*	5	1	*
Certain significant items—net of tax	103	9	*	190	54	*
Non-GAAP adjusted net income(a)	$720	$754	(5)	$2,147	$2,178	(1)
* Calculation not meaningful
(a)    The effective tax rate on adjusted pre-tax income was 19.6% and 18.6% for the three months ended September 30, 2026 and 2025, respectively and 20.2% for the nine months ended September 30, 2026 and 2025.
The higher effective tax rate for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, was primarily attributable to lower net discrete tax benefits, partially offset by a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions).
The effective tax rate for the nine months ended September 30, 2026, as compared with the nine months ended September 30, 2025, included a more favorable jurisdictional mix of earnings (which includes the impact of the location of pre-tax earnings, tax impact of permanent differences and repatriation decisions) offset by lower net discrete tax benefits.
A reconciliation of reported diluted earnings per share (EPS), as reported under U.S. GAAP, to non-GAAP adjusted diluted EPS follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2026	2025	Change	2026	2025	Change
Earnings per share—diluted(a):
GAAP reported EPS attributable to Zoetis—diluted	$1.44	$1.63	(12)	$4.51	$4.60	(2)
Purchase accounting adjustments—net of tax	0.06	0.05	20	0.17	0.17	—
Acquisition and divestiture-related costs—net of tax	—	—	*	0.01	—	*
Certain significant items—net of tax	0.25	0.02	*	0.45	0.12	*
Non-GAAP adjusted EPS—diluted	$1.75	$1.70	3	$5.14	$4.89	5
* Calculation not meaningful
(a)    Diluted earnings per share was computed using the weighted-average common shares outstanding during the period plus the common stock equivalents related to stock options, restricted stock units, performance-vesting restricted stock units and deferred stock units.
Adjusted net income includes the following charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Interest expense, net of capitalized interest	$62	$58	$185	$165
Interest income	17	27	54	69
Income taxes	175	172	542	553
Depreciation	79	82	239	243
Amortization	9	8	26	25

35 |

Adjusted net income, as shown above, excludes the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Purchase accounting adjustments:
Amortization and depreciation	$31	$32	$92	$97
Other	—	—	(3)	—
Total purchase accounting adjustments—pre-tax	31	32	89	97
Income taxes(a)	7	8	20	23
Total purchase accounting adjustments—net of tax	24	24	69	74
Acquisition and divestiture-related costs:
Acquisition-related costs	2	—	6	1
Total acquisition and divestiture-related costs—pre-tax	2	—	6	1
Income taxes(a)	—	—	1	—
Total acquisition and divestiture-related costs—net of tax	2	—	5	1
Certain significant items:
Other restructuring charges and cost-reduction/productivity initiatives(b)	30	4	125	11
Business process transformation program(c)	7	8	18	26
Certain asset impairment charges(d)	89	—	89	27
Net loss on sale of business	—	—	—	3
Other	7	(4)	9	(5)
Total certain significant items—pre-tax	133	8	241	62
Income taxes(a)	30	(1)	51	8
Total certain significant items—net of tax	103	9	190	54
Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$129	$33	$264	$129
(a)    Income taxes include the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate.
(b)    For the three and nine months ended September 30, 2026, primarily driven by employee termination costs under a comprehensive cost and productivity program, with the nine-month period also reflecting employee termination costs from additional organizational structure refinements.
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
(d)     For the three and nine months ended September 30, 2026, represents impairment charges on in-process research and development assets, acquired from PetMedix in 2023, resulting from updated estimates of development and commercial assumptions, as well as charges related to the exit of certain sites.
For the nine months ended September 30, 2025, represents certain asset impairment charges related to a transition from internal to external innovation and manufacturing of certain products and the closure of a related site, as well as charges related to our aquaculture product portfolio.

36 |

The classification of the above items excluded from adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(MILLIONS OF DOLLARS)	2026	2025	2026	2025
Cost of sales:
Purchase accounting adjustments	$1	$1	$3	$3
Business process transformation program	2	1	6	4
Other	1	—	2	(1)
Total Cost of sales	4	2	11	6

Selling, general and administrative expenses:
Purchase accounting adjustments	3	3	8	8
Business process transformation program	5	7	12	22
Other	3	—	—	—
Total Selling, general and administrative expenses	11	10	20	30

Research and development expenses:
Purchase accounting adjustments	—	1	1	2
Total Research and development expenses	—	1	1	2

Amortization of intangible assets:
Purchase accounting adjustments	27	27	80	84
Total Amortization of intangible assets	27	27	80	84

Restructuring charges and certain acquisition and divestiture-related costs:
Acquisition-related costs	2	—	6	1
Employee termination costs	29	(1)	123	4
Asset impairments	11	—	11	22
Exit costs	1	5	2	7
Total Restructuring charges and certain acquisition and divestiture-related costs	43	4	142	34

Other (income)/deductions—net:
Net loss on sale of business	—	—	—	3
Asset impairment charges	78	—	78	5
Other	3	(4)	4	(4)
Total Other (income)/deductions—net	81	(4)	82	4

Provision for taxes on income	37	7	72	31

Total purchase accounting adjustments, acquisition and divestiture-related costs, and certain significant items—net of tax	$129	$33	$264	$129
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
Analysis of the condensed consolidated balance sheets
September 30, 2026 vs. December 31, 2025
For a discussion about the changes in Cash and cash equivalents, Current portion of long-term debt and Long-term debt, net of discount and issuance costs, see “Analysis of financial condition, liquidity and capital resources” below.
Short-term investments increased as a result of the purchase of time deposits.
Accounts receivable, less allowance for doubtful accounts increased primarily as a result of the timing of net sales in the period, as well as the timing of customer payments.
Other current assets increased primarily due to the timing of income taxes paid and the jurisdictional netting of income taxes receivable and income taxes payable, capitalized cloud computing arrangements implementation costs and the mark-to-market adjustments of derivative instruments, partially offset by a decrease in collateral posted related to derivative contracts and lower value-added tax receivables for our international markets.

37 |

The decrease in Operating lease right-of-use assets primarily reflects lease amortization in the current period.
Identifiable intangible assets, less accumulated amortization decreased primarily due to amortization expense and impairment charges on in-process research and development assets, acquired from PetMedix in 2023, resulting from updated estimates of development and commercial assumptions, partially offset by intangible asset additions from the acquisition of VitalRADS. See Note 11. Goodwill and Other Intangible Assets of the Notes to Condensed Consolidated Financial Statements.
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
Accrued expenses increased primarily due to employee termination costs under a comprehensive cost and productivity program and an increase in accrued contract rebates, partially offset by the timing of interest payments.
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
Analysis of the condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,		$
(MILLIONS OF DOLLARS)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$1,880	$2,056	$(176)
Investing activities	(649)	(583)	(66)
Financing activities	(2,371)	(1,375)	(996)
Effect of exchange-rate changes on cash and cash equivalents	23	58	(35)
Net (decrease)/increase in cash and cash equivalents	$(1,117)	$156	$(1,273)
Operating activities
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Net cash provided by operating activities was $1,880 million for the nine months ended September 30, 2026, compared with $2,056 million for the nine months ended September 30, 2025. The decrease in operating cash flows was primarily attributable to lower net income adjusted by non-cash items and the timing of receipts and payments in the ordinary course of business, partially offset by the timing of income taxes paid and lower inventory build-up of certain products versus the comparable prior year period.
Investing activities
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Our net cash used in investing activities was $649 million for the nine months ended September 30, 2026, compared with $583 million for the nine months ended September 30, 2025. The net cash used in investing activities for the nine months ended September 30, 2026 was primarily due to capital expenditures, the purchase of short-term investments and the acquisition of VitalRADS, partially offset by net proceeds from derivative instrument activity. The net cash used in investing activities for the nine months ended September 30, 2025 was primarily due to capital expenditures and net payments of derivative instrument activity.
Financing activities
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Our net cash used in financing activities was $2,371 million for the nine months ended September 30, 2026, compared with $1,375 million for the nine months ended September 30, 2025. The net cash used in financing activities for the nine months ended September 30, 2026 was primarily attributable to the purchase of treasury shares and the payment of dividends. The net cash used in financing activities for the nine months ended September 30, 2025 was primarily attributable to the repayment of the aggregate principal amounts of our 2015 and 2022 senior notes due 2025, the purchase of treasury shares and related excise taxes, and the payment of dividends, partially offset by proceeds from the issuance of senior notes in August 2025.
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

38 |

Selected measures of liquidity and capital resources
Certain relevant measures of our liquidity and capital resources follow:

	September 30,	December 31,
(MILLIONS OF DOLLARS)	2026	2025
Cash and cash equivalents	$1,333	$2,450
Short-term investments	200	—
Accounts receivable, net(a)	1,692	1,409
Long-term debt	8,299	9,042
Working capital	3,611	4,600
Ratio of current assets to current liabilities	2.35:1	3.12:1
(a)    Accounts receivable are usually collected over a period of 45 to 75 days. For the periods ended September 30, 2026 and December 31, 2025, the number of days that accounts receivable were outstanding remained within this range. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on such factors as past due aging, historical and expected collection patterns, the financial condition of our customers, the robust nature of our credit and collection practices and the economic environment.
For additional information about the sources and uses of our funds, see Analysis of the condensed consolidated balance sheets and Analysis of the condensed consolidated statements of cash flows sections of this MD&A.
Credit facility and other lines of credit
In August 2025, we entered into a new revolving credit agreement with a syndicate of banks providing for a multi-year $1.25 billion senior unsecured revolving credit facility (the “credit facility”), with a maturity date of August 27, 2030. In August 2026, the credit facility was extended by one year and the maturity date of the revolving credit agreement was amended to August 27, 2031. Subject to certain conditions, we have the right to increase the credit facility to up to $1.75 billion. The credit facility contains a financial covenant requiring us to not exceed a maximum total leverage ratio (the ratio of consolidated net debt as of the end of the period to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) for such period) of 3.50:1. Upon entering into a material acquisition, the maximum total leverage ratio increases to 4.00:1, and extends until the fourth full consecutive fiscal quarter ended immediately following the consummation of a material acquisition. In addition, the credit facility contains other customary covenants.
We were in compliance with all financial covenants as of September 30, 2026 and December 31, 2025. There were no amounts drawn under the credit facility as of September 30, 2026 and December 31, 2025.
We have additional lines of credit and other credit arrangements with a group of banks and other financial intermediaries for general corporate purposes. We maintain cash and cash equivalent balances in excess of our outstanding short-term borrowings. As of September 30, 2026, we had access to $46 million of lines of credit which expire at various times and are generally renewed annually. There were no borrowings outstanding related to these facilities as of September 30, 2026 and December 31, 2025.
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
Global economic conditions
Global financial markets may be impacted by macroeconomic, business and financial volatility. Challenging economic conditions in recent years have not had, nor do we anticipate that they will have, a significant impact on our liquidity. Due to our operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As markets change, we continue to monitor our liquidity position. There can be no assurance that a challenging economic environment or an economic downturn will not impact our liquidity or our ability to obtain financing in the future.
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
The convertible senior notes were issued pursuant to an indenture, dated as of December 18, 2025, between us and Deutsche Bank Trust Company Americas, as trustee. If we call any convertible senior notes for redemption, a "make-whole fundamental change" will occur under the indenture with respect to those convertible senior notes, in which case the conversion rate applicable to the conversion of those convertible senior notes will be increased if they are converted during a specified period of time after they are called for redemption. The convertible senior notes are convertible at an initial conversion price of approximately $148.20 per share of common stock. Prior to March 15, 2029, the convertible senior notes are convertible during certain periods only: (i) if the trading price of our common stock is greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days prior to the end of a calendar quarter, (ii) if the trading price per $1,000 principal amount of convertible senior notes for each trading day of the specified measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (iii) if we call the notes for redemption and (iv) upon the

39 |

occurrence of certain corporate events, as set forth in the indenture. On or after March 15, 2029, holders may convert all or any portion of their notes, regardless of the foregoing conditions. Upon any conversion of the convertible senior notes, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
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
In connection with the issuance of the convertible senior notes, we also entered into privately negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each have a strike price of approximately $148.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the convertible senior notes. The capped calls have initial cap prices of approximately $211.72 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 13.5 million shares of our common stock. We have the option to settle the capped calls in either shares, cash or a combination thereof. The capped calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the convertible senior notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. However, if the market price per share of our common stock, as measured under the terms of the capped calls, exceeds the cap prices of the capped calls, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the capped calls. The capped calls are separate transactions, and not part of the terms of the convertible senior notes. We analyzed the transactions under ASC 815, Derivatives and Hedging, and determined that the capped calls met the criteria for classification as an equity transaction with no subsequent remeasurement, as long as they continue to meet the conditions for equity classification. These capped calls are recorded in stockholders’ equity on our balance sheet and are not accounted for as a bifurcated derivative. The cost of the capped calls of $187 million, net of $42 million in deferred tax assets, was recorded as a decrease to Additional paid-in capital on our Consolidated Balance Sheets as of December 31, 2025.
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
Our senior notes are governed by an indenture and supplemental indentures (collectively, the “indenture”) between us and Deutsche Bank Trust Company Americas, as trustee. The indenture contains certain covenants, including limitations on our and certain of our subsidiaries' ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the senior notes may be declared immediately due and payable.
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

40 |

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
Share repurchase program
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of September 30, 2026, there was $770 million remaining under this authorization. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. Share repurchases may be executed through various means, including open market or privately negotiated transactions.
In connection with the December 18, 2025 private offering of 0.250% convertible senior notes, we purchased approximately 2.1 million shares of Zoetis’ common stock, par value $0.01 per share, for $248 million in privately negotiated transactions entered into concurrently with the pricing of the convertible senior notes offering effected with or through one of the initial purchasers or its affiliate. Following the date of the offering, we used $1,535 million of the remaining proceeds from the offering for additional repurchases of 12.3 million shares of common stock, which repurchases were completed as of March 31, 2026.
During the first nine months of 2026, 17.7 million shares were repurchased for $1,659 million, which excludes a $16 million accrual for excise tax on net share repurchases.
Off-balance sheet arrangements
In the ordinary course of business and in connection with the sale of assets and businesses, we may indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2026 and December 31, 2025, recorded amounts for the estimated fair value of these indemnifications are not material.
New accounting standards
See Note 3. Accounting Standards in the Notes to Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects or expected effects on our consolidated financial position, results of operations and cash flows.

41 |

Forward-looking statements and factors that may affect future results
This report contains “forward-looking” statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We generally identify forward-looking statements by using words such as “anticipate,” “estimate,” “could,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “forecast,” “objective,” “target,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words or by using future dates in connection with any discussion of future performance, actions or events.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation as of September 30, 2026, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
As part of a multi-year system implementation, the company began utilizing certain aspects of a new enterprise resource planning (“ERP”) system during the quarter ended September 30, 2026. Over the next several years, this ERP system will replace our existing core financial systems. In connection with this implementation, we are evaluating and enhancing our business processes as well as the design of our internal controls. While we believe that this new ERP system will enhance internal controls over financial reporting, there are inherent risks in implementing a new ERP system. Accordingly, we will continue to evaluate the design and operating effectiveness of these controls throughout the planned implementation period. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

43 |

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 15. Commitments and Contingencies in Part I — Item 1, of this Quarterly Report on Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2024, our Board of Directors authorized a multi-year share repurchase program of up to $6 billion of our outstanding common stock. As of September 30, 2026, there was $770 million remaining under this authorization. The program does not have a stated expiration date. Purchases of Zoetis shares may be made at the discretion of management, depending on market conditions and business needs. We repurchase shares pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act, through repurchase agreements established with several brokers.
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
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended
September 30, 2026:

	Issuer Purchases of Equity Securities(a)
	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2026	932,247	$75.22	931,619	$1,199,879,889
August 1 - August 31, 2026	3,167,246	$74.99	3,163,434	$962,612,618
September 1 - September 30, 2026	2,585,832	$74.33	2,584,492	$770,134,979
	6,685,325	$74.77	6,679,545	$770,134,979
(a)    Amounts exclude the impact of excise tax on net share repurchases.
(b)     The company repurchased 5,780 shares during the three-month period ended September 30, 2026 that were not part of the publicly announced multi-year share repurchase authorization. These shares were reacquired from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

44 |

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

45 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoetis Inc.

November 5, 2026	By:	/S/ KRISTIN C. PECK
Kristin C. Peck
Chief Executive Officer and Director

November 5, 2026	By:	/S/ JAY SACCARO
Jay Saccaro
Executive Vice President, Chief Financial Officer and Chief Operating Officer

46 |